Form 10-Q
period 2006-04-02
Tim Hortons Inc.
filed 2006-05-12
CIK 1345111

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32843
TIM HORTONS INC.
(Exact name of Registrant as specified in its charter)

Delaware	51-0370507

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

874 Sinclair Road, Oakville, ON, Canada	L6K 2Y1

(Address of principal executive offices)	(Zip code)
905-845-6511
(Registrant’s phone number, including area code)
N/A
               (Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006

Common shares, US$0.001 par value per share	193,302,977 shares

Exhibit Index on page 47.

TIM HORTONS INC. AND SUBSIDIARIES
INDEX

Pages
Exhibit 10 (b) Tim Hortons Inc. 2006 Stock Incentive Plan, attached to and filed with the Form S-8 filed by the Issuer with the SEC on May 1, 2006 is hereby incorporated herein by reference.

Exhibit 31(a)	53

Exhibit 31(b)	54

Exhibit 32(a)	55

Exhibit 32(b)	56

Exhibit 99	57

TIM HORTONS INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	First quarter	First quarter
	Ended	Ended
	April 2,	April 3,
	2006	2005
	(Unaudited)
	(Canadian dollars in thousands,
	except share data)
Revenues
Sales	$242,651	$209,296

Franchise revenues
Rents and royalties	115,524	102,056
Franchise fees	14,583	12,237

	130,107	114,293

Total revenues	372,758	323,589

Costs and expenses
Cost of sales	213,912	183,067
Operating expenses	42,995	38,194
Franchise fee costs	13,917	12,036
General and administrative expenses	28,286	25,463
Equity (income)	(8,453)	(7,606)
Other (income) expense, net	(1,010)	(74)

Total costs and expenses, net	289,647	251,080

Operating income	83,111	72,509

Interest (expense)	(4,116)	(853)
Interest income	2,429	752
Affiliated interest (expense), net	(6,789)	(1,754)

Income before income taxes	74,635	70,654
Income taxes	11,045	23,153

Net income	$63,590	$47,501

Basic and fully dilutive earnings per share of common stock	$0.39	$0.30

Weighted average number of shares of common stock outstanding — basic and fully dilutive	161,785,395	159,952,977

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2006	2006
	(Unaudited)
	(Canadian dollars in thousands)
ASSETS

Current assets
Cash and cash equivalents	$978,075	$186,182
Accounts receivable, net	89,425	85,695
Notes receivable, net	12,741	11,545
Deferred income taxes	6,228	4,273
Inventories and other	47,927	39,322
Advertising fund restricted assets	19,275	17,055

Total current assets	1,153,671	344,072

Property and equipment, net	1,075,771	1,061,646

Notes receivable, net	13,753	15,042

Deferred income taxes	18,424	17,913

Intangible assets, net	4,087	4,221

Equity investments	141,066	141,257

Other assets	11,281	12,712

Total assets	$2,418,053	$1,596,863

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2006	2006
	(Unaudited)
	(Canadian dollars in thousands,
	except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$82,274	$110,086
Accrued expenses
Salaries and wages	6,388	15,033
Taxes	44,961	62,952
Other	41,326	61,944
Deferred income taxes	239	349
Advertising fund restricted liabilities	34,321	34,571
Amounts payable to Wendy’s	14,851	10,585
Notes payable to Wendy’s	622,077	1,116,288
Current portion of long-term obligations	208,069	7,985

Total current liabilities	1,054,506	1,419,793

Long-term obligations
Term debt	321,521	21,254
Advertising fund restricted debt	26,641	22,064
Capital leases	44,273	44,652

Total long-term obligations	392,435	87,970

Deferred income taxes	9,754	15,159

Other long-term liabilities	34,858	34,563

Commitments and contingencies

Stockholders’ equity
Common stock (U.S. $0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 and 159,952,977 shares, respectively	289	239
Capital in excess of stated value	918,767	81,249
Retained earnings	80,020	16,430
Accumulated other comprehensive expense:
Cumulative translation adjustments and other	(72,576)	(52,911)

	926,500	45,007

Unearned compensation — restricted stock	—	(5,629)

Total stockholders’ equity	926,500	39,378

Total liabilities and stockholders’ equity	$2,418,053	$1,596,863

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First quarter	First quarter
	Ended	Ended
	April 2,	April 3,
	2006	2005
	(Unaudited)
	(Canadian dollars in thousands)
Net cash (used in) provided from operating activities	$(17,216)	$15,427

Cash flows from investing activities
Capital expenditures	(39,788)	(38,577)
Principal payments on notes receivable	1,007	1,209
Short-term loans to Wendy’s, net	—	(21,910)
Other investing activities	240	(1,780)

Net cash used in investing activities	(38,541)	(61,058)

Cash flows from financing activities
Proceeds from share issuance	903,825	—
Share issue costs	(55,130)	—
Proceeds from issuance of debt, net	498,323	—
Repayment of borrowings from Wendy’s	(493,550)	(30,400)
Principal payments on long-term obligations	(1,065)	(987)

Net cash provided by (used in) financing activities	852,403	(31,387)

Effect of exchange rate changes on cash	(4,753)	166

Increase (decrease) in cash and cash equivalents	791,893	(76,852)

Cash and cash equivalents at beginning of period	186,182	129,301

Cash and cash equivalents at end of period	$978,075	$52,449

Supplemental disclosures of cash flow information:
Interest paid	$21,067	$643
Income taxes paid	$54,516	$34,980

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,136	$1,600
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian dollars, unless otherwise stated)
(Unaudited)
NOTE 1 MANAGEMENT’S STATEMENT
     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the financial position of Tim Hortons Inc. and its subsidiaries (the “Company”) as of April 2, 2006 and January 1, 2006, and the condensed results of operations, comprehensive income (see Note 5) and cash flows for the quarters ended April 2, 2006 and April 3, 2005. All of these financial statements are unaudited. The Consolidated Financial Statements which are contained in our registration statement on Form S-1 (Registration No. 333-13035) filed with the Securities and Exchange Commission ("SEC") on December 1, 2005, as amended thereafter, should be read in conjunction with these condensed consolidated financial statements. The January 1, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, contained in the Company’s Form S-1, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Wendy’s International, Inc. (“Wendy’s”) owns 82.75% of the Company as of April 2, 2006.
NOTE 2 EXPENSE ALLOCATIONS
     The condensed consolidated statements of operations include expense allocations for certain functions historically provided by Wendy’s. These allocations include costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and equity compensation granted under Wendy’s and the Company’s plans and other services. In 2005, the allocations were primarily based on specific identification and the relative percentage of the Company’s revenues and headcount to the respective total Wendy’s costs. For the first quarter of 2006 the expense allocations from Wendy’s were based on the amounts determined under the shared services agreement with Wendy’s. This agreement was entered into on March 29, 2006 at the completion of the initial public offering. The first quarter 2006 charges were consistent with those outlined in the shared services agreement. The costs under this agreement were established on the same basis as those charged in 2005. Substantially all of these allocations are reflected in general and administrative expenses in the Company’s condensed consolidated statements of operations and totaled $3.7 million and $3.8 million on a pre-tax basis for the three month periods ended April 2, 2006 and April 3, 2005, respectively.
     The Company and Wendy’s considered these general corporate expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company.
NOTE 3 NET INCOME PER SHARE
     Basic earnings per share of common stock are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. No potentially dilutive options or shares have been issued.
NOTE 4 STOCK-BASED COMPENSATION
     On November 18, 2005, the Company’s stockholder approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. No awards were made under this plan in 2005 or through the first quarter of 2006.

     Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans and tables summarizing stock option and restricted stock unit activity for the Company’s employees.
     Prior to January 2, 2006, Wendy’s and the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 were granted at market value at the date of grant, and therefore had no intrinsic value at grant date, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, Wendy’s accelerated the vesting of all outstanding options, excluding those held by the independent directors of Wendy’s. Prior to January 2, 2006, compensation expense related to restricted stock unit awards was measured based on the market value of Wendy’s common stock on the date of grant. Wendy’s generally satisfies exercises of options through the issuance of new shares of Wendy’s stock while Wendy’s restricted stock units granted to Company employees are expected to be converted to the Company’s restricted stock units at an equivalent fair value and then net-settled with the Company’s shares to meet the employee’s minimum statutory withholding tax requirements (see Note 15 with respect to restricted stock units converted on May 1, 2006).
     On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is the same for APB Opinion No. 25 and SFAS No. 123R and because all of Wendy’s stock option grants granted to employees of the Company were fully vested prior to January 2, 2006, the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s condensed consolidated balance sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.
     Stock option awards made by Wendy’s generally have a term of 10 years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. Restricted stock unit grants made by Wendy’s to Canadian employees of the Company vest over a 30 month period. Restricted stock unit grants made by Wendy’s to U.S. employees of the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. Restricted stock units generally have dividend participation rights under which dividends are reinvested in additional Wendy’s shares. The number of remaining authorized shares under all of Wendy’s equity plans, net of exercises, totaled 6.6 million as of April 2, 2006. The number of shares of common stock authorized under the Company’s 2006 plan totals 2.9 million.
     The Company recorded $0.8 million ($0.5 million net of tax) in stock compensation expense for restricted stock units representing the amount allocated to the Company from Wendy’s based on a specific employee basis for the first quarter 2006. No compensation expense for restricted stock units was recorded in the first quarter of 2005 as no restricted stock units had been granted. The pro-forma disclosures for the quarter ended April 3, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation". Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of Wendy’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the first quarter of 2005, the Company would have recorded net income and earnings per share as follows (Canadian dollars in thousands, except per share data):

First quarter
ended
April 3,
2005
Net income, as reported	$47,501
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	—
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(1,669)

Pro forma net income	$45,832

Earnings per share:
Basic as reported	$0.30

Basic pro forma	$0.29

     The above stock compensation cost calculated under SFAS No. 123, net of tax, is based on costs computed over the vesting period of the award. Upon adoption, SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. If the guidance on recognition of stock compensation expense for retirement eligible employees were applied to the periods reflected in the financial statements, the impact on the Company’s reported net income would have been a benefit of $0.1 million as of April 2, 2006 and would have had no impact as of April 3, 2005. The impact on the Company’s pro-forma net income would have been a benefit of $0.8 million as of April 3, 2005.
     The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.
Restricted stock units
     The following is a summary of unvested restricted stock unit activity for Company employees for the quarter ended April 2, 2006:

		Weighted
		Average
		Fair Value
(Restricted stock units in thousands)	Restricted Stock Units	(in U.S. dollars)
Balance at January 1, 2006	174	$42.95

Granted	1	42.95

Vested	—	—

Cancelled	(2)	42.95

Balance at April 2, 2006	173	$42.95

     As of April 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $5.2 million and is expected to be recognized over a weighted-average period of 1.7 years. The Company expects substantially all of its restricted stock units to vest. No restricted stock units vested in the first quarter of 2006 or 2005.
Stock options
     The use of stock options is no longer a significant component of Wendy’s and the Company’s current equity compensation structure. Wendy’s last granted stock options in 2004, and all employee stock options are vested as of April 2, 2006. A summary of the stock option fair value assumptions used in prior years is included in the Company’s 2005 consolidated financial statements in the registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005, as amended thereafter.
     The following is a summary of stock option activity for the Company’s employees for the quarter ended April 2, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Price Per Share	Remaining	Intrinsic Value
(Shares in thousands)	Under Option	(in U.S. dollars)	Contractual Life	(in U.S. dollars)
Balance at January 1, 2006	1,214	$35.32	7.2

Granted	—	—	—

Exercised	(411)	34.91	—

Cancelled	(1)	31.22	—

Outstanding at April 2, 2006	802	$35.52	6.9	$21,271

     All options outstanding at April 2, 2006 are also exercisable. The intrinsic value of a stock option is the amount by which the market value of the underlying Wendy’s stock exceeds the exercise price of the option. For the quarters ended April 2, 2006 and April 3, 2005, the total intrinsic value of stock options exercised was $9.6 million and $2.8 million, respectively. The Company received no proceeds and recognized no tax benefits for stock options exercised in any period presented.

NOTE 5 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     The components of other comprehensive income (expense) and total comprehensive income are shown below:

	First quarter ended
	April 2,	April 3,
	2006	2005
	(Canadian dollars in thousands)
Net income	$63,590	$47,501
Other comprehensive income (expense)
Translation adjustments, net of tax	(20,467)	(1,569)

	43,123	45,932
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(7,142)	(10)
Amounts realized in earnings during the year, net of tax	7,944	2,157

Total cash flow hedges	802	2,147

Comprehensive income	$43,925	$48,079

     Other comprehensive expense is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar versus the U.S. dollar and activity related to the Company’s cash flow hedges. During the quarter ended April 2, 2006, translation adjustments were impacted by the replacement of U.S. dollar denominated debt with Canadian dollar debt and the change in exchange rate between the closing date of the initial public offering and the exchange rate as at April 2, 2006. At the end of the fourth quarter 2005, the Canadian exchange rate was $1.1628 versus $1.1681 at April 2, 2006. At the end of the fourth quarter 2004, the Canadian exchange rate was $1.1995 versus $1.2161 at April 3, 2005. In addition, in the first quarter of 2006, there was a $2.6 million gain, net of taxes of $1.5 million related to the Company’s hedge of certain net investment positions. This gain is included in the first quarter of 2006 translation adjustments component of other comprehensive income.
NOTE 6 SEGMENT REPORTING
     The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Canada and the U.S. There were no material amounts of revenues or transfers between reportable segments.
     The table below presents information about reportable segments:

	First quarter		First quarter
	ended	% of	ended	% of
	April 2, 2006	Total	April 3, 2005	Total
	(Canadian dollars in thousands, except where noted)
Revenues
Canada	$339,340	91.0%	$296,476	91.6%
U.S.	33,418	9.0%	27,113	8.4%

	$372,758	100.0%	$323,589	100.0%

Segment Operating Income (Loss)
Canada	$91,910	99.6%	$81,995	101.8%
U.S.	393	0.4%	(1,457)	(1.8)%

Reportable Segment Operating Income	$92,303	100.0%	$80,538	100.0%

Corporate Charges (1)	(9,192)		(8,029)

Consolidated Operating Income	$83,111		$72,509

Capital Expenditures
Canada	$28,901	72.6%	$24,940	64.6%
U.S.	10,887	27.4%	13,637	35.4%

	$39,788	100.0%	$38,577	100.0%

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

     Revenues consisted of the following:

	First quarter ended
	April 2,	April 3,
	2006	2005
	(Canadian dollars in thousands)
Sales
Warehouse sales	$202,305	$172,275
Company operated restaurant sales	15,380	15,100
Sales from restaurants consolidated under FIN46R	24,966	21,921

	$242,651	$209,296

Franchise revenues
Rents and royalties	$115,524	$102,056
Franchise fees	14,583	12,237

	130,107	114,293

Total revenues	$372,758	$323,589

     Cost of sales related to Company operated restaurant sales were $17.5 million and $17.5 million for the first quarters ended April 2, 2006 and April 3, 2005, respectively.
     Total assets of the Company increased $821.2 million from January 1, 2006 to April 2, 2006, primarily representing the net proceeds from the initial public offering which is allocated to the corporate assets.
     The following shows changes in the Company’s franchised locations for the first quarters ended April 2, 2006 and April 3, 2005:

	First quarter ended
	April 2,	April 3,
	2006	2005
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	2,790	2,623
Franchises opened	25	22
Franchises closed	(6)	(6)
Net transfers within the system	(4)	(1)

Franchise restaurants in operation – end of period	2,805	2,638
Company-operated restaurants	98	100

Total systemwide restaurants	2,903	2,738

NOTE 7 INTANGIBLE ASSETS, NET
     The table below presents amortizable intangible assets as of April 2, 2006 and January 1, 2006:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(Canadian dollars in thousands)
April 2, 2006
Amortizable intangible assets:
Persona	$6,455	$(2,368)	$4,087
Other	2,784	(2,784)	—

	$9,239	$(5,152)	$4,087

January 1, 2006
Amortizable intangible assets:
Persona	$6,455	$(2,234)	$4,221
Other	2,784	(2,784)	—

	$9,239	$(5,018)	$4,221

     Persona of $4.1 million and $4.2 million as at April 2, 2006 and January 1, 2006, net of accumulated amortization of $2.4 million and $2.2 million, respectively, represents the use of the name and likeness of Ronald V. Joyce, a former owner and director of the Company. The name and likeness are being amortized over a period of 12 years ending in 2013.
     Total intangibles amortization expense was $0.1 and $0.3 million for the quarters ended April 2, 2006 and April 3, 2005, respectively. The estimated annual intangibles amortization expense for 2006 through 2010 is approximately $0.5 million.
NOTE 8 TERM DEBT
     On February 28, 2006, the Company entered into an unsecured five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300.0 million Canadian term loan facility; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability); and a US$100.0 million U.S. revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, one of Tim Hortons Inc.’s principal subsidiaries may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006 – see Note 15) contains various covenants which, among other things, require the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these ratios as at April 2, 2006 (see Note 15).
     The Canadian and U.S. revolving credit facility are both undrawn and are available for general corporate purposes. The Canadian revolving credit facility replaced the previous $25.0 million revolving facility except for approximately $5.0 million being used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. The Company incurs commitment fees based on the revolving credit facility, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at April 2, 2006 equaled 0.15% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, one of Tim Hortons Inc.’s principal subsidiaries may elect to borrow by way of either Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.
     On February 28, 2006, the Company entered into an unsecured non-revolving $200.0 million bridge loan facility with two financial institutions which matures on April 28, 2007. The bridge loan facility bears interest at Bankers’ Acceptances plus a margin. The bridge loan facility agreement (as amended on April 24, 2006, effective February 28, 2006 – see Note 15) contains various covenants which, among other things, require the maintenance of two financial ratios – a consolidated maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these ratios as at April 2, 2006. The bridge loan facility is classified as current on the condensed consolidated balance sheet, and it was repaid on May 3, 2006 (see Note 15).
     In connection with the term loan facility, one of the principal subsidiaries of the Company entered into a $100.0 million dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility (see Note 14).
     The senior bank facility and the bridge loan facility contain certain covenants that will limit the ability of the Company to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; and restrict dividends (see also Part II, Item 2) or enter into certain restrictive agreements.
     In connection with the senior bank facility and the bridge loan facility, the Company incurred a total of $1.7 million in financing costs, which were deferred and will be amortized (or expensed upon early repayment) over the terms of each facility to which the costs relate.
NOTE 9 CAPITAL STOCK
     On February 24, 2006, the Board of Directors approved a one to 228,504.252857143 stock split effective February 24, 2006. All share and per share amounts have been retroactively adjusted for all periods presented to reflect the one to 228,504.252857143 stock split. The Board of Directors also approved an increase in the number of authorized shares from 1,000 to 1,000,000,000 and approved a designation of par value of US$0.001 to each share. Both of these changes were retroactively reflected for all periods presented.
     On March 29, 2006 the Company completed its initial public offering of 33,350,000 shares of common stock at an offering price of $27.00 (US$23.162) per share of common stock. The gross proceeds of $903.8 million were offset by $61.3 million in underwriter and other third party costs with all such costs except $6.2 million paid as of April 2, 2006. In addition, approximately $1.6 million of costs associated with the initial public offering were expensed in the quarter ended April 2, 2006. After completion of the initial public offering the Company has 193,302,977 shares of common stock outstanding.
     Pursuant to a rights agreement adopted by the Company’s Board of Directors on February 28, 2006, the Company issued one right (“Right”) for each outstanding share of common stock. Each Right is initially exercisable for one ten-thousandth of a share of the Company’s preferred stock, par value US$0.001 per share, but the Rights are not exercisable until 10 days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock, or 10 days after a person or group begins a tender or exchange offer to acquire 15% or more of the Company’s common stock. If a person or group acquires 15% or more of the Company’s common stock, then each Right would entitle its holder, in lieu of receiving the Company’s preferred stock, to buy that number of shares of the Company’s common stock that, at the time of the 15% acquisition, had a market value of two times the exercise price of the Right. The exercise price of each Right is $150.00, subject to anti-dilution adjustments. If, after the Rights have been triggered, the Company is acquired in a merger or similar transaction, each Right would entitle its holder (other than the acquirer) to buy that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the exercise price of the Right. The Rights have no effect on earnings per share until they become exercisable. If not redeemed, the Rights will expire on February 23, 2016.

NOTE 10 INCOME TAXES
     The effective income tax rate for the quarter ended April 2, 2006 was 14.8%, compared to 32.8% for the comparative period ended April 3, 2005. This variance between periods includes the first quarter 2006 deferred tax reversal of $5.8 million in Canadian withholding taxes that are no longer expected to be paid compared to $1.3 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005. The Canadian withholding taxes had been accrued for intercompany cross-border dividends that are no longer expected to be paid as a result of the IPO and related capital restructuring. The first quarter 2006 effective tax rate was also favourably impacted by $4.3 million in permanent book and tax differences for losses on certain hedging transactions. The Company does not expect to realize benefits of a similar nature in subsequent periods.
     The U.S. portion of the tax provision for the first quarter of 2006 was computed on a stand alone basis, adjusted in accordance with the Company’s tax sharing agreement with Wendy’s.
     The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the years 1998 through 2003. The Internal Revenue Service is currently conducting an examination of the Wendy’s federal income tax returns for the years 2001 through 2006. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued. Any settlement may have a material impact on cash flows in the quarter in which the settlement occurs.
NOTE 11 COMMITMENTS AND CONTINGENCIES
     The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $0.9 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $5.0 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed nine years.
     In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. The liability recorded related to the above indemnity agreements is not material.
NOTE 12 ADVERTISING FUND
     The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for

Canada and the U.S. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s condensed consolidated statements of operations or cash flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities and advertising fund debt are identified on the Company’s Condensed Consolidated Balance Sheets. The current portion of advertising fund debt is included in restricted liabilities. In addition, at April 2, 2006 and January 1, 2006, property and equipment, net includes $41.7 million and $39.5 million, respectively, of advertising fund fixed assets.
NOTE 13 RELATED PARTY
     In March 2006, the Company entered into various agreements with Wendy’s that define the relationship in the interim period between the Company’s IPO and separation from Wendy’s, or, in some cases, until the Company can provide the services themselves. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement (see Note 2).
     In September 2005, the Company distributed a note to Wendy’s in the amount of US$960.0 million ($1.1 billion). The outstanding principal of the note bears interest at an annual rate of 3.0%. Both the outstanding principal and accrued interest are due within 30 days of a demand for payment by Wendy’s and may be prepaid by the Company at any time. On March 3, 2006, the Company repaid US$427.4 million principal on the US$960.0 million note plus accrued interest of US$12.7 million (see Note 15).
     In connection with the Company entering into the senior bank facility, Wendy’s entered into a subordination agreement pursuant to which Wendy’s could not accept or demand any further payment on the US$960.0 million note until April 3, 2006. The remainder of the note payable was repaid in April 2006 (see Note 15).
NOTE 14 DERIVATIVES
     In 2005, the Company entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income, rather than in the Condensed Consolidated Statements of Operations, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, the Company received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($15.4 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the quarter ended April 2, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts.
     In 2005, the Company entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $3.2 million, net of taxes of $1.9 million and $5.8 million, net of taxes of $3.6 million as of April 2, 2006 and January 1, 2006, respectively. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss) (see Note 5). No amounts related to these net investment hedges impacted earnings (see Note 15).
     In connection with the term loan facility, one of the principal subsidiaries entered into a $100.0 million interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Tim Hortons Inc. and certain of its subsidiaries provided guarantees in connection with this transaction. The fair value unrealized loss on this contract as of April 2, 2006 was not material.

NOTE 15 SUBSEQUENT EVENTS
     As of April 2, 2006 the Company had forward currency contracts outstanding to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. These hedges matured in April 2006. The Company received US$490.5 million from the counterparties and disbursed to the counterparties the US$ equivalent of $578.0 million, resulting in a net cash outflow of US$14.9 million ($17.6 million) to the counterparties.
     On April 24, 2006, effective February 28, 2006, Tim Hortons Inc. along with certain of its subsidiaries entered into an amendment of its senior bank facility and bridge credit facility with a syndicate of Canadian and U.S. financial institutions. Both amendments correct, on substantially similar terms, a drafting error in the original agreements by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Tim Hortons Inc. is permitted to repay certain intercompany debt. These corrected terms reflect the terms that had been agreed to by the parties prior to the effective dates of the original agreements. No additional changes were made and required lender approval was obtained for both amendments with no additional fees incurred other than drafting expenses for the amendments.
     On April 26, 2006 the Company repaid the remaining principal and interest outstanding from the US$960.0 million note distributed to Wendy’s. A total of US$532.6 million in principal plus accrued interest of US$2.0 million ($2.4 million) was paid using proceeds from the Company’s initial public offering.
     After completion of the Company’s initial public offering in March 2006 and the repayment of the note payable to Wendy’s in April 2006, Tim Hortons Inc. and certain of its subsidiaries changed their functional currency from the U.S. dollar to the Canadian dollar. The majority of the Company’s cash flows will now be in Canadian dollars, giving rise to the functional currency change. The functional currency of the Company’s operating subsidiaries is the local currency in which each subsidiary operates, which is either the Canadian or U.S. dollar.
     On May 1, 2006 the Company converted a portion of the 2005 Wendy’s restricted stock units granted to Company employees to Tim Hortons Inc. restricted stock units, maintaining fair value of the restricted stock units before and after conversion. In accordance with SFAS 123R, no incremental compensation cost was recorded since there was no change in fair value of the awards upon conversion. These restricted stock units vested on May 1, 2006 and were net settled by the Company with 61,256 shares purchased by an agent of the Company on the open market on May 1, 2006 at an average purchase price of $30.543.
     On May 3, 2006 one of the Company’s principal subsidiaries repaid the $200.0 million bridge loan facility in full. The Bridge Facility Credit Agreement was terminated at this time as a result of the voluntary prepayment.

TIM HORTONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial conditions and results of operations of the company should be read in conjunction with the 2005 Annual Consolidated Financial Statements included in our registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005, as amended thereafter. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our registration statement on Form S-1 and set forth in our Safe Harbor Statement attached hereto as Exhibit 99. Historical trends should not be taken as indicative of future operations.
     Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and company-operated restaurants. As of April 2, 2006, 2,805 or 96.6% of our restaurants were franchised, representing 98.7% in Canada and 78.4% in the United States. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Information about systemwide sales and average same-store sales is included in this Form 10-Q report. Franchise restaurant sales generally are not included in our financial statements; however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues.
Overview
     We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Also, our business model includes controlling the real estate for most of our franchise restaurants. As of April 2, 2006, we leased or owned the real estate for approximately 81% of our system restaurants, which generates a recurring stream of rental income. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the U.S. we supply similar products to system restaurants through third-party distributors.
     In the first quarter of 2006, our revenues increased $49.2 million, or 15.2%, over the first quarter of 2005 as a result of continued average same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. Operating income increased $10.6 million or 14.6% in the first quarter of 2006 compared to the first quarter of 2005 as a result of strong same-store sales growth and a higher number of restaurants in the system. In the first quarter of 2006, our net income increased $16.1 million, or 33.9% compared to the first quarter of 2005. The increase in net income was a result of the stronger operational results coupled with favourable tax benefits in the first quarter of 2006, offset in part by higher interest charges. Earnings per share were $0.39 in the first quarter of 2006 compared to $0.30 per share of common stock in the first quarter of 2005. In the first quarter of 2006, we completed our initial public offering (IPO) raising $842.5 million of proceeds, net of issuance costs. We also entered into a senior bank facility and a bridge loan facility borrowing $500.0 million in February 2006 referred to herein as our “credit facilities”. The proceeds from the credit facilities and the IPO were used to repay borrowings to Wendy’s of US$960.0 million plus accrued interest in two payments in March and April 2006. One of the Company’s principal subsidiaries also repaid the bridge loan of $200.0 million plus accrued interest in May 2006 and terminated this facility.

Selected Operating and Financial Highlights

	First quarter	First quarter
	ended	ended
	April 2, 2006	April 3, 2005
	(Canadian dollars in thousands,
	except where noted)
Systemwide sales growth(1)	14.0%	13.9%
Average same-store sales growth
Canada(2)	8.7%	5.8%
U.S.(2)	9.8%	7.7%
Systemwide restaurants	2,903	2,738
Revenues	$372,758	$323,589
Operating income	$83,111	$72,509
Net income	$63,590	$47,501
Basic and fully dilutive earnings per share	$0.39	$0.30
Weighted average number of shares of common stock outstanding - Basic and fully dilutive (in millions)	161.8	160.0

(1)	Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base year for the period covered.

(2)	For Canadian restaurants, average same-store sales based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening.
Systemwide Sales Growth
     Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and company-operated restaurants although approximately 96.6% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.
Average Same-Store Sales Growth
     Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e. includes both franchised and company-operated restaurants) throughout the relevant period and provides a useful comparison between periods.
     Our average same-store sales growth is attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and labour.

New Restaurant Development
     Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. In the first quarter of 2006 we opened 20 new restaurants in Canada and 7 in the United States for a total of 2,611 restaurants in Canada and 292 restaurants in the United States. In fiscal 2006 we expect to open 140 to 150 new restaurants in Canada and 40 to 50 new restaurants in the U.S. Although we anticipate new restaurant development will continue in the range of 180 to 200 stores annually, future escalation of real estate and/or construction costs may slow this growth and our mix between standard and non-standard restaurants may shift towards non-standard depending upon real estate availability and market needs, among other things.
     From the end of the first quarter of 2005 to the end of the first quarter of 2006, we opened 191 system restaurants including both franchised and company-operated restaurants, and we had 26 restaurant closures for a net increase of 165 restaurants. Typically, 20 to 30 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru. In the first quarter of 2006 we closed 9 restaurants, 6 in Canada and 3 in the U.S. for a net increase of restaurants in the system of 18. As of April 2, 2006, 2,805 of our restaurants, or 96.6%, were franchise restaurants (representing 98.7% in Canada and 78.4% in the U.S.).
     The following table shows our restaurant count as of the April 2, 2006, January 1, 2006 and April 3, 2005. Also included in the table is a breakdown of our company-operated and franchise restaurants.
     Systemwide Restaurant Count

	As of	As of	As of
	April 2,	January 1,	April 3,
	2006	2006	2005
Canada
Company-operated	35	33	33
Franchise	2,576	2,564	2,445

Total	2,611	2,597	2,478

U.S.
Company-operated	63	62	67
Franchise	229	226	193

Total	292	288	260

Total system
Company-operated	98	95	100
Franchise	2,805	2,790	2,638

Total	2,903	2,885	2,738

Our Relationship with Wendy’s
     As of April 2, 2006, Wendy’s owns 82.75% of our outstanding common stock and the remainder of our shares are widely held. In March 2006, we entered into various agreements with Wendy’s that define our relationship in the interim period between our IPO and separation, or, in some cases, until we are able to provide the services ourselves. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement.
     Wendy’s has advised us that it intends to distribute all of our shares of common stock that it owns to its shareholders as soon as practical, which is expected to occur by December 31, 2006. Wendy’s has announced that it may effect the distribution as a spin-off, a split-off, or a combination of the two. However, other than its obligations under the master separation agreement, Wendy’s is not subject to any contractual obligation to complete the spin-off (although a standstill agreement Wendy’s entered into with certain of its shareholders would be terminable by those shareholders if the spin-off does not occur by December 31, 2006). Wendy’s has agreed not to sell, dispose of or hedge any of our common stock, subject to specified exceptions, for a period of 180 days commencing March 23, 2006 without the prior written consent of the underwriters of the IPO. The 180-day period may be extended under certain circumstances. Wendy’s lock-up agreement will not restrict its ability to distribute all of our common stock that it owns to its common shareholders, nor will it restrict any recipients of our common stock in any such distribution. In addition, without our prior written consent, Wendy’s will not effect the distribution of the shares of our common stock it owns to its shareholders unless Wendy’s has obtained a private letter ruling from the U.S. Internal Revenue Service or an opinion of legal counsel, in either case reasonably acceptable to the Wendy’s board of directors, to the effect that (i) Wendy’s will recognize no gain or loss (and no amount will be included in its income) upon the spin-off under Section 355 of the U.S. Internal Revenue Code and (ii) no gain or loss will be recognized by (and no amount will be included in the income of) the U.S. shareholders of Wendy’s upon their receipt of our common stock pursuant to the distribution of our shares. There are a number of requirements that must be met under the Income Tax Act (Canada) before gain recognized by Canadian shareholders as a result of a spin-off would be deferred under the Income Tax Act. There can be no assurance that all of these requirements will be satisfied.
     Because we were a wholly-owned subsidiary of Wendy’s for many years prior to the IPO, we and Wendy’s have historically shared many internal administrative resources. The shared services agreement was designed to help us and Wendy’s transition to being two separate public companies, each with its own administrative resources. Under the shared services agreement, Wendy’s provides us services relating to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives. In the first quarter of 2006, we incurred total charges under the shared services agreement of $3.7 million, comprised of $2.9 million fixed charges and $0.8 million pass-through billing for costs related to restricted stock units which were issued to our employees by Wendy’s in 2005. These services and billings may be modified quarterly by mutual agreement between Wendy’s and us and are not expected to affect our ability to build our own infrastructure and provide the same services from internal sources. We and Wendy’s will perform these services in the manner and at the level of service substantially similar to that immediately prior to the date of the shared services agreement, and the use of such services generally will not be substantially greater than the level of use required prior to the completion of our IPO. The basis for the 2006 charges under the shared services agreement and the charges from Wendy’s in 2005 were derived on a similar basis.
     The services under the shared services agreement, other than insurance services and information technology services, will be provided until the earlier of the spin-off or until December 31, 2008 unless otherwise mutually agreed upon by both parties. Wendy’s has agreed to provide insurance services until at least December 31, 2006 and information technology services beyond the date of the spin-off, terminable thereafter on twelve months notice. Other than insurance or information technology services, either we or Wendy’s may terminate the provision of any service under the shared services agreement on 30 days notice if the service becomes commercially impracticable for the party providing the service. Also, either party may terminate any individual service to be provided if the other party fails to provide that service for 30 days after receiving a notice from the terminating party of its failure to perform. Neither we nor Wendy’s will be liable under the shared services agreement for damages associated with services provided, or failure to provide services, under that agreement except where (i) the applicable party is grossly negligent or engages in willful misconduct and (ii) the damaged party is disproportionately harmed relative to the other party.
     We do not expect our increasing independence from Wendy’s to materially harm our relationships with our customers or suppliers or to otherwise cause significant changes in our results of operations and business trends when compared to prior years. During the transition period, certain officers and directors of Wendy’s will also act as our officers and directors, some of whom may continue beyond the spin-off.
     In accordance with the terms of the master separation agreement, the Company is using commercially reasonable efforts to cause (i) beneficiaries of guarantees entered into by Wendy’s (or its subsidiaries not affiliated with the Company) for liabilities of the Company and its subsidiaries, to release Wendy’s from such guarantees, and (ii) the guarantee by Wendy’s of obligations of the Tim Hortons Children’s Foundation to be released and replaced with guarantee(s) by the Company and/or its subsidiaries prior to the date of Wendy’s distribution of the remaining shares of the Company to its shareholders. If such release(s) are not obtained by the date of such distribution, the Company and Wendy’s have agreed to continue to work together and use commercially reasonable efforts to cause such guarantees to be released as soon as reasonably practicable.
Operating Income
     For the quarter ended April 2, 2006, we recorded operating income of $83.1 million, an increase of $10.6 million, or 14.6%, compared to the first quarter of 2005. This increase is due primarily to strong revenue growth from both same-store sales and new unit expansion. General and administrative expenses were $2.8 million higher in 2006 than the first quarter of 2005 reflecting expenses of the IPO, restricted stock unit expenses and higher costs in anticipation of being a public company. We started issuing and expensing restricted stock units in the second quarter of 2005. Income from equity investments was $0.8 million higher than the first quarter of 2005 primarily from our bakery joint venture and our TIMWEN Partnership (which leases Canadian Tim Hortons/Wendy’s combination restaurants) also as a result of stronger first quarter sales.
     The Guelph distribution facility commenced operations in the first quarter of 2006. Once fully operational this distribution centre will service approximately 85% of our Ontario stores for both shelf-stable and frozen products. We will be phasing in our move to frozen distribution from this new distribution centre beginning in the second quarter of 2006 with approximately 65% of the Ontario stores being serviced by year end. During this phase-in period for frozen distribution we will be faced with higher distribution costs without the full benefit of the new distribution revenues. See “Total Costs and Expenses, Cost of Sales” under Management’s Discussion and Analysis for a description of this impact in the first quarter of 2006. In 2006, revenues will increase as a result of the addition of some frozen products to our distribution operations. Margins on frozen products are lower than some of our other products but will be a positive contribution to our net income once we are fully operational. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our stores efficiently and effectively while contributing to our profitability.
Segment Operating Income
     Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We therefore have determined the reportable segments for our business to be Canada and the U.S.
     Segment operating income increased $11.8 million, or 14.6%, for the first quarter of 2006 as compared to the first quarter of 2005. Our Canadian segment operating income increased by $9.9 million, or 12.1%. Canadian average same-store sales increased 8.7% over the first quarter of 2005 and we opened 20 new system restaurants in the first quarter of 2006 in Canada. The U.S. operating segment income was $0.4 million in the first quarter of 2006 compared to a $1.5 million loss in the first quarter of 2005. U.S. average same-store sales increased 9.8% in the quarter compared to 2005 and we opened 7 new restaurants. This improvement in our U.S. business is primarily a result of higher sales volumes. Losses from company-operated restaurants were flat compared to the first quarter of 2005.
     Overall, our total segment operating income from our reportable segments as a percent of total revenues was 24.8% and 24.9% for the quarters ended April 2, 2006 and April 3, 2005, respectively.
     The following tables show information about the operating income of our reportable segments:
Operating Income (Loss)

	First quarter				Change from
	April 2,	% of	April 3,	% of	prior year
	2006	Revenues	2005	Revenues	Dollars	Percentage
	(Canadian dollars in thousands, except where noted)
Canada	$91,910	24.7%	$81,995	25.3%	$9,915	12.1%
U.S.	393	0.1%	(1,457)	(0.4)%	1,850	127.0%

Total Segment operating income	92,303	24.8%	80,538	24.9%	11,765	14.6%
Corporate(1)	(9,192)	(2.5)%	(8,029)	(2.5)%	(1,163)	14.5%

Total operating income	$83,111	22.3%	$72,509	22.4%	$10,602	14.6%

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses.
Basis of Presentation
     The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been be carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. With the completion of the IPO and the repayment of the indebtedness to Wendy’s, there is no longer a significant inter-relatedness with Wendy’s, and Tim Hortons Inc.’s cash flows have changed to be predominantly Canadian-dollar based. As a result, the functional currency of Tim Hortons Inc. and several subsidiaries was changed to the Canadian dollar when the indebtedness to Wendy’s was repaid in April 2006. The functional currency of each of our operating subsidiaries is the local currency in which each subsidiary operates, which is either the Canadian or U.S. dollar. The majority of our operations, restaurants and cash flows are based in Canada and we are primarily managed in Canadian dollars.
     The discussion below should be read in conjunction with our historical interim condensed consolidated financial statements and the notes thereto for a full understanding of our financial position and results of operations as well as our annual consolidated financial statements and the notes thereto as well as financial definitions included in our registration statement on Form S-1 (Registration No. 333-130035) as filed with the SEC on December 1, 2005 as amended thereafter.
Results of Operations
     Below is a summary of comparative results of operations and a more detailed discussion of results for the first quarter of 2006 as compared to the first quarter of 2005.

	First quarter ended				Change from
	April 2,	% of	April 3,	% of	prior year
	2006	Revenues	2005	Revenues	$	%
	(Canadian dollars in thousands, except where noted)
Revenues
Sales	$242,651	65.1%	$209,296	64.7%	$33,355	15.9%
Franchise revenues:
Rents and royalties	115,524	31.0%	102,056	31.5%	13,468	13.2%
Franchise fees	14,583	3.9%	12,237	3.8%	2,346	19.2%

	130,107	34.9%	114,293	35.3%	15,814	13.8%

Total revenues	372,758	100.0%	323,589	100.0%	49,169	15.2%

Costs and expenses
Cost of sales	213,912	57.4%	183,067	56.6%	30,845	16.8%
Operating expenses	42,995	11.5%	38,194	11.8%	4,801	12.6%
Franchise fee costs	13,917	3.7%	12,036	3.7%	1,881	15.6%
General and administrative expenses	28,286	7.6%	25,463	7.9%	2,823	11.1%
Equity income	(8,453)	(2.3)%	(7,606)	(2.4)%	(847)	11.1%
Other (income) expense, net	(1,010)	(0.3)%	(74)	0.0%	(936)	n/m

Total costs and expenses, net	289,647	77.6%	251,080	77.6%	38,567	15.4%

Operating income	83,111	22.3%	72,509	22.4%	10,602	14.6%

Interest (expense)	(4,116)	(1.1)%	(853)	(0.3)%	(3,263)	n/m
Interest income	2,429	0.7%	752	0.2%	1,677	n/m
Affiliated interest (expense), net	(6,789)	(1.8)%	(1,754)	(0.5)%	(5,035)	n/m

Income before income taxes	74,635	20.0%	70,654	21.8%	3,981	5.6%
Income taxes	11,045	3.0%	23,153	7.2%	(12,108)	(52.3)%

Net income	$63,590	17.1%	$47,501	14.7%	$16,089	33.9%

n/m – Not meaningful
Revenues
Sales
     In the first quarter of 2006, sales were $242.7 million, an increase of $33.4 million, or 15.9%, over the first quarter of 2005. Warehouse sales increased $30.0 million, or 17.4%, driven by an $11.7 million increase due to the number of franchise restaurants open and a $15.3 million increase due to higher average same-store sales. The remaining increase in warehouse sales was primarily related to a $5.1 million increase in coffee sales as a result of rising prices with respect to the underlying cost of coffee which has in part, been passed on to franchisees.
     Company-operated restaurant sales were $15.4 million and $15.1 million in the first quarter of 2006 and 2005, respectively.
     The consolidation under FIN 46R of 87 and 80 franchise restaurants on average during the first quarter of 2006 and 2005 resulted in sales of $25.0 million and $21.9 million, respectively.
     U.S. sales are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar during the first quarter of 2006 reduced the value of reported sales by approximately 0.6% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues
     Rents and Royalties. Revenues from rents and royalties increased $13.5 million, or 13.2%, in the first quarter of 2006 over the first quarter of 2005. Our net growth in both rental income and royalty income is driven by an increase of approximately $8.8 million due to the positive average same-store sales growth over this time period and approximately $4.7 million increase due to an increase in the number of franchised restaurants open. Stronger same-store sales growth was driven by our promotional calendar, new product offerings, operational execution at store level and price increases in some regions.
     Franchise Fees. Franchise fees during the first quarter of 2006 increased $2.3 million, or 19.2%, from the first quarter of 2005, mainly due to higher unit sales in Canada for both standard and non-standard restaurants of $1.7 million, recognition of higher deferred franchise fees of $1.0 million from our U.S. franchisees, offset by a $0.4 million decrease in restaurant resales, replacements and transfers. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings.
     U.S. franchise revenues are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between the first quarters of 2006 and 2005 reduced the value of reported franchise revenues by approximately 0.5% compared to the value that would have been reported had there been no exchange rate movement.
Total Costs and Expenses
Cost of Sales
     Cost of sales increased $30.8 million, or 16.8% compared to the first quarter of 2005. This increase was primarily driven by an increase in warehouse cost of sales of $28.9 million, or 19.5%, during the period of which $13.1 million resulted from an increase in systemwide sales and $10.1 million increase due to the number of franchise restaurants open. In addition, warehouse cost of sales was also impacted by a $5.1 million increase in the cost of coffee.
     Warehouse cost of sales expressed as a percentage of warehouse sales increased to 87.5% in the first quarter of 2006 as compared to 86.0% in the first quarter of 2005. This increase is attributable in part to the start up costs associated with the opening of the Guelph, Ontario distribution centre in the first quarter of 2006 without the benefit of the full revenue stream from this facility.
     Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of company-operated restaurants. These costs remained flat at $17.5 million in the first quarter 2005 and the first quarter of 2006. The number of company-operated restaurants also remained constant in the first quarter of 2006 as compared to the first quarter 2005.
     The consolidation of 87 and 80 franchise restaurants, on average, under FIN 46R during the quarters ended April 2, 2006 and April 3, 2005, respectively, resulted in cost of sales of $19.3 million and $17.3 million, respectively.
     The strengthening of the Canadian dollar relative to the U.S. dollar during the first quarter of 2006 over the first quarter of 2005 reduced the value of reported cost of sales by approximately 0.6%.
Operating Expenses
     Total operating expenses representing primarily rent expense and property costs increased by $4.8 million in the first quarter of 2006 as compared to the first quarter of 2005, representing an increase of 12.6%. Our Canadian operations contributed the majority of the change with an increase of $3.0 million in rent expense and other property costs during the period as a result of an increase of 114 properties being leased and then subleased to franchisees. As at April 2, 2006 there were 2,044 properties owned or leased by us in Canada and then subleased to franchisees, compared to 1,930 such properties as at April 3, 2005. Rent expense also increased due to higher percentage rent costs on certain properties resulting from the increases in systemwide sales.
Franchise Fee Costs
     Franchise fee costs increased $1.9 million, or 15.6%, from the first quarter of 2005, mainly due to an increase of $1.4 million resulting from higher standard and non-standard restaurant sales and renovations and recognition of $1.0 million in deferred franchise fee costs from our U.S. franchisees offset by a $0.5 million decrease from restaurant resales, replacements and transfers. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings and typically have lower operating costs.
General and Administrative Expenses
     General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. This expense category also includes charges from Wendy’s under the shared services agreement as described under “Our Relationship With Wendy’s” and in Note 2 to our condensed consolidated financial statements. In the first quarter 2006, these allocations were determined as if the shared services agreement was in effect during the quarter. In the first quarter of 2005, these allocations were primarily based on specific identification and the relative percentage of our revenues and headcount to the respective total Wendy’s costs. These allocations in the first quarter of 2006 and 2005 have been calculated on a comparable basis and totaled $3.7 million and $3.8 million on a pre-tax basis for the first quarters of 2006 and 2005, respectively.
     General and administrative expenses increased $2.8 million from $25.5 million in the first quarter ended April 3, 2005 to $28.3 million in the first quarter of 2006. The increase is attributable to costs associated with the IPO of $1.6 million, compensation costs related to the issuance of Wendy’s restricted stock units to some of our employees of $0.8 million, and $1.3 million relating to increased costs in anticipation of being a public company, offset by lower shared service costs from Wendy’s (excluding expenses related to restricted stock units) of $0.9 million in the first quarter of 2005. We started issuing and expensing restricted stock units in the second quarter of 2005. Prior to that, stock options of Wendy’s were issued to employees. At that time, stock options were not required to be expensed. As a percentage of revenues, general and administrative expenses decreased from 7.9% in the first quarter of 2005 to 7.6% in the first quarter of 2006.
Equity Income
     Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits and bread products and our TIMWEN Partnerships which leases Canadian Tim Hortons/Wendy’s combination restaurants. In the first quarter of 2006, equity income was $8.4 million, up $0.8 million from the first quarter of 2005 as a result of stronger systemwide sales growth.

Other Income and Expense, net
     Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest. Other income, net of other expenses, increased by $0.9 million from the first quarter of 2005 relating primarily to foreign exchange gains.
Interest Expense (Including Affiliated Interest Expense, Net)
     Interest expense was $10.9 million in the first quarter of 2006 and $2.6 million in the first quarter of 2005, an increase of $8.3 million. Affiliate interest expense, net, increased $5.0 million primarily as a result of the interest on the US$960.0 million note payable to Wendy’s at an interest rate of 3% per annum. We repaid US$427.4 million principal and accrued interest of US$12.7 million on March 3, 2006 with available cash and the net proceeds from $500.0 million in indebtedness we incurred under our new credit facilities and bridge loan facility. On April 26, 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million plus accrued interest of US$2.0 million ($2.4 million) using the proceeds from our IPO. We do not expect to have similar borrowings from Wendy’s in the future.
     As selected by the Company under the terms of the senior credit facilities, the credit facilities bear interest at Bankers’ Acceptances plus an applicable margin. Interest on our new borrowings contributed the majority of the $3.3 million increase in our non-affiliated interest expense in the first quarter of 2006 as compared to the first quarter of 2005.
     Historically, affiliated interest expense, net, in the consolidated statements of operations reflected interest costs related to specific net borrowings by us from Wendy’s. Wendy’s has not allocated a portion of its external debt interest cost to us. As a result, interest expense recorded by us in 2005 does not reflect the expense we would have incurred as a stand-alone company.
     In February 2006, we and one of our subsidiaries entered into new credit facilities including a five-year senior bank facility and a $200.0 million bridge loan facility. The senior bank facility consists of a $300.0 million term loan facility, a $200.0 million Canadian revolving credit facility and a US$100.0 million U.S. revolving credit facility. As a result of this change in our capital structure, we expect that annual interest costs will increase by approximately $11 million to $12 million in 2006 post IPO, compared to our 2005 historical financial statements, after taking into account the bridge loan repayment on May 3, 2006 and assuming the revolving credit facilities remain undrawn.
Interest Income
     Interest income was $2.4 million in the quarter ended April 2, 2006 and $0.8 million in the first quarter of 2005, primarily relating to higher average cash balances on hand including the proceeds from the IPO in March 2006 and higher interest rates in Canada.
Income Taxes
     The effective income tax rate for the quarter ended April 2, 2006 was 14.8%, compared to 32.8% for the comparative period ended April 3, 2005. This variance between periods includes the first quarter 2006 deferred tax reversal of $5.8 million in Canadian withholding taxes that are no longer expected to be paid compared to $1.3 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005. The Canadian withholding taxes had been accrued for intercompany cross-border dividends that are no longer expected to be paid as a result of the IPO and related capital restructuring. The first quarter 2006 effective tax rate was also favourably impacted by $4.3 million in permanent book and tax differences for losses on certain hedging transactions. The Company does not expect to realize benefits of a similar nature in subsequent periods.
     The U.S. portion of the tax provision for the first quarter of 2006 was computed on a stand alone basis, adjusted in accordance with the Company’s tax sharing agreement with Wendy’s. Our tax provision reflects an expected benefit for foreign tax credits. The utilization of these credits is dependent upon the tax position of Wendy’s during its 2006 taxable year and other factors. Wendy’s management believes that it is more likely than not that we will realize the expected benefit; however, utilization of these credits is dependent on future results from Wendy’s operations which could be adversely impacted by a variety of business factors.
     The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of ours for the years 1998 through 2003. The Internal Revenue Service is currently conducting an examination of the Wendy’s federal income tax returns for the years 2001 through 2006. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued. Any settlement may have a material impact on cash flows in the quarter in which the settlement occurs.
Comprehensive Income
     In the first quarter of 2006, comprehensive income was $43.9 million compared to $48.1 million in the first quarter of 2005. Net income increased $16.1 million from the first quarter of 2005 to the first quarter of 2006. Other components of comprehensive income included translation expense of $20.4 million and an unrealized gain on derivatives of $0.8 million, net of tax. The translation expense in the first quarter of 2006 was driven by the replacement of U.S. dollar debt, being the note payable to Wendy’s, with Canadian dollar denominated debt and the change in exchange rate between the closing date of the IPO and the foreign exchange rate on April 2, 2006. In addition, in the first quarter of 2006, there was a $2.6 million gain, net of taxes of $1.5 million related to the Company’s hedge of certain net investment positions. This gain is included in the translation adjustments component of other comprehensive income in the first quarter of 2006.
Liquidity and Capital Resources
Overview
     Our primary liquidity and capital requirements are for new store construction and general corporate needs. Historically, our working capital needs have not been significant because of our focused management of accounts receivable and inventory. Operating cash flows have historically funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. In the first quarter of 2006 we used $17.2 million of cash as compared to cash provided by operations of $15.4 million in the first quarter of 2005 for a net change of $32.6 million. Interest and tax payments were higher by $20.4 million and $19.5 million, respectively, compared to the first quarter of 2005. We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements both over the next 12 months and in the long term.
     In February 2006, the Company entered into an unsecured senior credit facility consisting of a $300.0 million term loan component and two revolving credit facilities: a $200.0 million Canadian revolving credit facility and a US$100.0 million U.S. revolving credit facility. We, along with one of our principal subsidiaries, also entered into a $200.0 million bridge loan facility in February 2006, and we repaid this bridge loan facility on May 3, 2006. For so long as Wendy’s is required to consolidate our results of operations and financial position, the master separation agreement provides that we may not incur any additional indebtedness if the incurrence of indebtedness either (i) will cause Wendy’s to be in breach or default under any contract or agreement, (ii) is reasonably likely, in Wendy’s reasonable opinion, to adversely impact Wendy’s credit rating or (iii) involves more than US$10.0 million without a written consent from Wendy’s . Under the master separation agreement we are permitted to incur indebtedness under our senior bank facility or refinance our bridge loan facility.
     If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by covenants under our credit facilities, as described below under “Credit Facilities” and our agreements with Wendy’s as described above. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings were significant, they could result in a weaker capital structure and it might be possible that we would not be able to borrow on acceptable terms. Our ability to issue additional equity is constrained until Wendy’s distributes our shares to its shareholders because our issuance of additional shares may cause the distribution to be taxable, and under the tax sharing agreement we would be required to indemnify Wendy’s against the tax in this situation.
Credit Facilities
     As of January 1, 2006, we had a $25.0 million revolving credit facility that was guaranteed by Wendy’s and undrawn except for approximately $5.0 million that was committed to support standby letters of credit. This facility was cancelled on February 28, 2006 and replaced with new facilities except for the amount being used to support the standby letters of credit which will remain in place until the expiration of the respective letters of credit.
     On February 28, 2006, the Company entered into an unsecured credit facility which may be drawn by us or one of our principal subsidiaries. Our 5-year senior bank facility (referred to herein as the “senior bank facility”) consists of a $300.0 million term loan facility, a $200.0 million Canadian revolving credit facility and a US$100.0 million U.S. revolving credit facility. We borrowed the entire $300.0 million principal amount of the term loan component of the senior bank facility as a single advance, and applied the net proceeds toward the US$960.0 million note payable by us to Wendy’s.
     The $200.0 million Canadian revolving credit facility includes an overdraft facility of $15.0 million. The revolving credit facility components of the senior bank facility may be borrowed and repaid on a revolving basis over the life of that facility until February 28, 2011. These borrowings may be made under different floating rate loan indices as selected by us or one of our principal subsidiaries and will include, where applicable, a margin determined by our “applicable leverage ratio,” as defined in the agreement governing the senior bank facility or, if applicable, the rating level of our long-term debt (if and when applicable). The senior bank facility will mature in 2011. To limit our exposure to interest rate variability we entered into an interest rate swap in February 2006 for $100.0 million of our $300.0 million term loan facility that converts a portion of the variable rate debt from floating rate to fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300.0 million term loan facility to 5.175% and matures on February 28, 2011.
     In addition, the Company entered into an unsecured $200.0 million bridge loan facility (referred to herein as the “bridge loan facility”). We borrowed the entire $200.0 million principal amount of the bridge loan facility as a single advance, and applied the net proceeds toward the US$960.0 million note payable by us to Wendy’s. We repaid our bridge loan facility on May 3, 2006 and terminated the facility.

     The credit facilities contain certain covenants that will limit the ability of us and certain of our subsidiaries to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of our business; enter into transactions with affiliates; and restrict dividends (see also Part II, Item 2) or enter into certain restrictive agreements. The credit facilities also require compliance with a maximum debt coverage ratio and a minimum fixed charge coverage ratio. The maximum debt coverage ratio must not exceed 3.50 in respect of the first fiscal quarter ending after February 28, 2006 and 2.50 thereafter and is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business (as amended on April 24, 2006 – see discussion below). Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market liability under swap agreements and guarantee liabilities.
     The minimum fixed charge coverage ratio must be no less than 2.25 in respect of the first fiscal quarter ending after February 28, 2006 and 2.75 thereafter. It is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges (as amended on April 24, 2006 – see discussion below). Consolidated fixed charges includes interest, rent expense, cash dividends paid by Tim Hortons Inc. before the IPO, and principal payments made under the US$960 million note to Wendy’s after March 3, 2006, less share issuance proceeds and proceeds of additional subordinated debt, to the extent the foregoing are used to repay principal under the US$960 million note to Wendy’s.
     In conjunction with the senior bank facility, Wendy’s entered into a subordination agreement. Under the terms of the subordination agreement, Wendy’s could not accept or demand any further payment on the US$960.0 million note until April 3, 2006 or thereafter.
     The Company entered into an amendment of its senior bank facility and bridge credit facility on April 24, 2006, with an effective date of February 28, 2006. Both amendments correct, on substantially similar terms, a drafting error in the original agreements by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which the Company is permitted to repay certain intercompany debt. These corrected terms reflect the terms that had been agreed to by both parties prior to the effective date of the original agreement. No additional changes were made and required lender approval was obtained for both amendments with no additional fees incurred other than drafting expenses for the amendments.
     Events of default under the credit facilities include, among other things: a default in the payment of the obligations under the credit facilities; a breach of any representation, warranty or covenant by us or certain of our subsidiaries under the credit facilities; certain events of bankruptcy, insolvency or liquidation involving us or certain of our subsidiaries; any payment default or acceleration of indebtedness of us or certain of our subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $25.0 million; and a change of control, excluding Wendy’s distribution of our shares to its shareholders.
     We will use the borrowings under the revolving portions, if drawn, of the senior bank facility for general corporate purposes, including potential acquisitions.

     In September 2005, we distributed, as a dividend on our common stock, a promissory note to Wendy’s in the principal amount of US$960.0 million ($1.1 billion). We issued the US$960.0 million note to Wendy’s in order to introduce additional leverage in our capital structure and to provide Wendy’s with a return on its investment in us prior to the IPO through a distribution of current and accumulated earnings and profits. The note was payable within 30 days of demand and bears an interest rate of 3.0% per annum. We paid Wendy’s approximately US$12.7 million of accrued interest, and repaid approximately US$427.4 million of principal, on March 3, 2006 with proceeds from the $300.0 million term loan component of our senior bank facility and our $200.0 million bridge loan facility plus available cash. On April 26, 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million plus accrued interest of US$2.0 million ($2.4 million) using the proceeds from our IPO.
Comparative Cash Flows
     Operating Activities. Net cash used in operating activities was $17.2 million in the first quarter 2006 as compared to $15.4 million provided from operations in the first quarter of 2005. Operating cash flows declined by $32.6 million in the first quarter of 2006 as compared to the first quarter of 2005. Interest and tax payments were higher by $20.4 million and $19.5 million, respectively, compared to the first quarter of 2005. Other factors contributing to the lower operating cash flows include differences in working capital relating to payments of accounts payable, accrued expenses, inventory and amounts due from and to Wendy’s. In addition, the Company paid US$13.1 million ($15.4 million) to settle certain forward currency contracts that were entered into in the third quarter 2005. Operating income was higher in the first quarter of 2006 compared to the first quarter of 2005 by $10.6 million partially offsetting these operating cash flow declines.
     Investing Activities. Net cash used in investing activities totaled $38.5 million in the first quarter 2006 compared to $61.1 million in the first quarter of 2005. Capital expenditures in the first quarter of 2006 were $39.8 million, which were essentially flat to the first quarter 2005 capital expenditures of $38.6 million. Other significant items impacting our investing cash flows in the first quarter of 2005 included net loans repaid to Wendy’s of $21.9 million.

     Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other capital expenditures. A summary of capital expenditures for the quarter is as follows:

	First quarter ended
	April 2,	April 3,
	2006	2005
Capital expenditures	(Canadian dollars in millions)
New restaurants	$23.1	$22.8
Store improvements	5.7	4.3
Guelph Distribution Centre	8.1	6.6
Other capital needs	2.9	4.9

Total capital expenditures	$39.8	$38.6

     In the first quarter of 2006, capital expenditures were $39.8 million for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. Capital spending in the first quarter of 2005 was $38.6 million. In the first quarter of 2006 we substantially completed and commenced operations of our new Guelph distribution and warehouse facility which will better serve our distribution needs. The expected investment in the new facility is approximately $74 million, of which approximately 95% was spent as at April 2, 2006. In the first quarter of 2006 we opened 20 new restaurants in Canada and 7 in the U.S. compared with 14 in Canada and 9 in the U.S. in the first quarter of 2005. In fiscal 2006 we expect to open 140 to 150 new restaurants in Canada and 40 to 50 new restaurants in the U.S. Although we anticipate new restaurant development will continue in the range of 180 to 200 stores annually, future escalation of real estate and/or construction costs may slow this growth. We expect fiscal 2006 capital expenditures to be between $185.0 million and $210.0 million for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. We anticipate future capital needs related to our normal business activities will be funded through ongoing operations.
     Financing Activities. Financing activities provided cash of $852.4 million in the first quarter of 2006 and used cash of $31.4 million in the first quarter of 2005. In the first quarter of 2006 we entered into new credit facilities providing $498.3 million net proceeds related to debt in the principal amount of $500.0 million and incurred $1.7 million in financing costs that have been deferred over the terms of the related facilities. The net proceeds from the new credit facilities plus available cash were used to repay a portion of the US$960.0 million note to Wendy’s plus accrued interest, totaling $493.6 million. In April 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million plus accrued interest of US$2.0 million ($2.4 million) using the proceeds from our IPO.
     In addition, during the first quarter of 2006, we completed our IPO, issuing 33,350,000 shares of our common stock at an offering price of $27.00 (US$23.162) per share. The IPO generated cash proceeds of $903.8 million and share issue costs paid in the quarter were $55.1 million. In the first quarter of 2005, cash used in financing activities was $31.4 million mainly driven by repayment of borrowings to Wendy’s.
     Certain of our U.S. employees participate in two Wendy’s-sponsored U.S. domestic defined benefit pension plans. Wendy’s manages those plans on a consolidated basis and makes contributions to those plans in amounts sufficient, on an actuarial basis, to fund, at a minimum, its portion of the plans’ normal cost on a current basis, and to fund its portion of the actuarial liability for past service costs in accordance with Department of Treasury Regulations. Obligations to persons who are participants as of the date of March 24, 2006 will remain the responsibility of Wendy’s. We do not intend to adopt a new U.S. defined benefit pension plan. Based on a headcount allocation approach, our pro rata expense related to the Wendy’s plans was not significant.
Off-Balance Sheet Arrangements
     We do not have “off-balance sheet” arrangements as of April 2, 2006 and April 3, 2005 as that term is described by the SEC.
Application of Critical Accounting Policy
     On November 18, 2005, the Company’s stockholder approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. No awards were made under this plan in 2005 or through the first quarter of 2006.
     Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans and tables summarizing stock option and restricted stock unit activity for the Company’s employees.
     Prior to January 2, 2006, Wendy’s and the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 were granted at market value at the date of grant, and therefore had no intrinsic value at grant date, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, Wendy’s accelerated the vesting of all outstanding options, excluding those held by the independent directors of Wendy’s. Prior to January 2, 2006, compensation expense related to restricted stock unit awards was measured based on the market value of Wendy’s common stock on the date of grant. Wendy’s generally satisfies exercises of options through the issuance of new shares of Wendy’s stock while Wendy’s restricted stock units granted to Company employees are expected to be converted to the Company’s restricted stock units at an equivalent fair value and then net-settled with the Company’s shares to meet the employee’s minimum statutory withholding tax requirements (see Note 15 with respect to restricted stock units converted on May 1, 2006).
     On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is the same for APB Opinion No. 25 and SFAS No. 123R and because all of Wendy’s stock option grants granted to employees of the Company were fully vested prior to January 2, 2006, the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s condensed consolidated balance sheets. In

March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R.
     The Company recorded $0.8 million ($0.5 million net of tax) in compensation expense for restricted stock units for the first quarter 2006. There was no such expense in the first quarter of 2005. As of April 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $5.2 million and would normally be recognized over a weighted-average period of 1.7 years according to the original terms of the grant.
Market Risk
     With the exception of the items discussed herein, our exposure to various market risks remain substantially the same as reported on January 1, 2006. Our disclosures about market risk are incorporated herein by reference from our registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005 and subsequently amended.
Foreign Exchange Risk
     In connection with the completion of our IPO, certain intercompany notes were expected to be repaid and, accordingly, were marked-to-market in fiscal 2005. Previously, the translation of these intercompany notes was recorded as a component of comprehensive income, rather than in income, in accordance with SFAS No. 52 — “Foreign Currency Translation”. To manage this additional exposure, we entered into forward currency contracts to sell $500.0 million and buy US$427.4 million. Under SFAS No. 133, these forward currency contracts are designated as highly effective cash flow hedges. In accordance with SFAS No. 133, we defer unrealized gains and losses arising from these contracts until the impact of the related transactions occur. The fair value unrealized losses on these contracts as of January 1, 2006 were $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, we received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million Canadian, resulting in a net cash flow of US$13.1 million ($15.4 million) to the counterparties (representing the difference from contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows for the quarter ended April 2, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.9 million gain was recognized in the first quarter of 2006 as the ineffective portion of the foreign currency contracts.
     In the fourth quarter of 2005, we entered into forward currency contracts to sell $578.0 million and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $3.2 million, net of taxes of $1.9 million and $5.8 million, net of taxes of $3.6 million as of April 2, 2006 and January 1, 2006, respectively. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of accumulated other comprehensive expense. Derivative fair values are based on quoted market prices. These hedges matured in April 2006. The Company received US$490.5 million from the counterparties and disbursed to the counterparties the US$ equivalent of $578.0 million, resulting in a net cash outflow of US$14.9 million ($17.6 million) to the counterparties in the second quarter of 2006. No amounts related to these net investment hedges were reclassified to earnings.

Interest Rate Risk
     Prior to the first quarter of 2006, we have had insignificant external borrowings. We are exposed to interest rate risk impacting our net borrowing costs because our new borrowings of $500.0 million bear a floating rate of interest. We will seek to manage our exposure to interest rate risk and to lower our net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions. Accordingly, we entered into an interest rate swap for $100.0 million of our $300.0 million term loan facility that converts a portion of the variable rate debt from floating rate to fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300.0 million term loan facility to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedges Activities. We will not enter into speculative swaps or other speculative financial contracts. Each one-eighth point change in interest rates would result in a $0.3 million change in interest expense on an annualized basis, after repayment of the bridge loan facility on May 3, 2006.
SAFE HARBOR STATEMENT
     Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, and type and quality of food; changes in economic and political conditions, consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions), and other conditions; harsh weather and other calamities; food costs; labor and benefit costs; legal claims; disruptions in supply chain or changes in the price, availability and shipping costs (including changes in international commodity markets, especially for coffee); risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risk associated with the Company being controlled by Wendy’s International, Inc.; risk associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; risk associated with the Company’s significant debt obligations; and other factors set forth in Exhibit 99 attached hereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information is incorporated by reference from the section titled “Market Risk” on page 41 of this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	During the first quarter of fiscal 2006, the Company completed the implementation of a new warehouse and inventory management system at its Guelph distribution centre.

Except for the preceding change, there was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our registration statement on Form S-1 (Registration No. 333-130035), originally filed with the SEC on December 1, 2005 and subsequently amended, which could materially affect our business, financial condition or future results. The risks described in the registration statement on Form S-1 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 24, 2006, the Company commenced its initial public offering of common stock, US$0.001 par value per share, together with associated per share purchase rights, pursuant to the registration statement on Form S-1, as amended, filed by the Company with the Securities and Exchange Commission (Registration No. 333-130035) and which became effective on March 23, 2006. The per share purchase rights granted under the rights agreement trade with and are inseparable from, the Company’s common stock. All shares of common stock offered by the Company as part of its initial offering, a total of 33,350,000 shares of common stock, which includes those additional shares available to the underwriters for purchase upon the exercise of their over-allotment option, were sold. The offering has now terminated.
     The 33,350,000 shares of common stock registered in connection with the Company’s initial offering were offered and sold under the offering at a per share price of $27.00 (US$23.1620), for a maximum aggregate offering price and gross proceeds to the Company generated by the offering of $903,825,000 (US$769,232,000). After deduction of estimated underwriting discounts, commissions, and fees and other offering expenses estimated through the effective date of the registration statement (March 23, 2006), the estimated net proceeds to the Company, as further described in the Form S-1, were $838,600,000 (US$719,396,000). The co-managing underwriters in the offering were Goldman, Sachs & Co., RBC Capital Markets Corporation, JPMorgan, Scotia Capital, Bear, Stearns & Co. Inc., CIBC World Markets, Cowen & Company, Harris Nesbitt, Lazard Capital Markets, Merrill Lynch & Co., and TD Securities.
     The actual net proceeds received by the Company in the offering were $840.9 million (US$715.6 million). These actual net proceeds were determined after deduction of $54.2 million (US$46.2 million) in actual underwriting discounts, commissions, and fees, including those associated with the underwriters’ exercise of the over-allotment option, and other actual fees and expenses incurred in connection with the offering of $8.7 million (US$7.5 million). All of these expenses were incurred prior to April 2, 2006. There were no finder’s fees incurred by the Company in connection with the initial public offering.
     The actual net proceeds of $840.9 million (US$715.6 million) differed from those estimated in the Company’s Form S-1 due to the effects of foreign exchange resulting from the allocation of the Company’s shares between Canada and the U.S. (and the proceeds received by the Company from the sale of such shares in Canadian and U.S. dollars) and lower expenses of the offering than originally estimated.

     None of the underwriting discounts and commissions or other offering fees or expenses were incurred or paid, nor were any proceeds of the offering applied or payments made therefrom, as of the end of the reporting period, directly or indirectly, to the Company’s officers, directors, or their associates, to persons owning ten percent (10%) or more of any of the Company’s equity securities, or to any of the Company’s affiliates.
     On March 29, 2006, the Company purchased U.S. dollar currency with the $447.4 million of net proceeds from its Canadian dollar sales of common stock as part of the offering, yielding US$380.8 million. As of the ending date of the Company’s first fiscal quarter (April 2, 2006), net proceeds of US$718.7 million were invested on a temporary basis in short-term, interest bearing, investment-grade securities.
     On April 26, 2006, the Company used net proceeds of the offering to repay the remaining balance of principal and accrued interest under the US$960.0 million note payable to Wendy’s in the amount of US$534.6 million. The Company further used net proceeds of the offering plus available cash to repay the $200.0 million bridge loan facility on May 3, 2006. The remaining proceeds of US$84.1 million continue to be invested on a temporary basis in the same type of accounts described above.
Dividend Restrictions with Respect to Part II, Item 2 Matters
     The terms of the senior credit facilities contain limitations on the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment the Company is in compliance with the financial covenants contained in the senior credit facilities, and there is no default outstanding under the senior credit facilities. The Company is not restricted from declaring dividends payable solely in additional equity securities of the Company, except that during the 180-day period commencing on March 23, 2006 (which may be extended under certain circumstances), the Company may not issue any such dividends without the prior written consent of the underwriters of the initial public offering.

ITEM 6. EXHIBITS
(a)	Index to Exhibits on Page 47.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC.
(Registrant)

Date: May 11, 2006	/s/ Cynthia J. Devine

Cynthia J. Devine
Executive Vice President and
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.
10(a)	Amendment No. 1 to Senior Credit Facilities Agreement	Incorporated herein by reference from Exhibit 10(a) of the Form 8-K filed by the Issuer with the SEC on April 28, 2006.

10(a)(i)	Form of Restricted Stock Unit Conversion Award Agreement

10(b)	Tim Hortons Inc. 2006 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10 of the Form S-8 filed by the Issuer with the SEC on May 1, 2006

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	53

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	54

32(a)	Section 1350 Certification of Chief Executive Officer	55

32(b)	Section 1350 Certification of Chief Financial Officer	56

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	57