Form 10-Q
period 2006-07-02
Tim Hortons Inc.
filed 2006-08-11
CIK 1345111

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common shares, US$0.001 par value per share	193,302,977 shares

Exhibit Index on page 45.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share data)

	Second Quarter ended July 2, 2006	Second Quarter ended July 3, 2005
Revenues
Sales	$263,453	$242,422

Franchise revenues
Rents and royalties	126,843	115,240
Franchise fees	16,475	10,858

	143,318	126,098

Total revenues	406,771	368,520

Costs and expenses
Cost of sales	229,278	208,939
Operating expenses	43,748	41,081
Franchise fee costs	17,011	12,458
General and administrative expenses	27,493	25,069
Equity (income)	(9,144)	(8,193)
Other (income) expense, net	(123)	(1,778)

Total costs and expenses, net	308,263	277,576

Operating income	98,508	90,944

Interest (expense)	(6,652)	(1,135)
Interest income	4,433	657
Affiliated interest (expense), net	(1,087)	(1,438)

Income before income taxes	95,202	89,028

Income taxes	18,892	28,129

Net income	$76,310	$60,899

Basic and diluted earnings per share of common stock	$0.39	$0.38

Weighted average number of shares of common stock outstanding — Basic and diluted (in thousands)	193,303	159,953

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share data)

	Year-to-date Period ended July 2, 2006	Year-to-date Period ended July 3, 2005
Revenues
Sales	$506,104	$451,718

Franchise revenues
Rents and royalties	242,367	217,296
Franchise fees	31,058	23,095

	273,425	240,391

Total revenues	779,529	692,109

Costs and expenses
Cost of sales	443,190	392,006
Operating expenses	86,743	79,275
Franchise fee costs	30,928	24,494
General and administrative expenses	55,779	50,532
Equity (income)	(17,597)	(15,799)
Other (income) expense, net	(1,133)	(1,852)

Total costs and expenses, net	597,910	528,656

Operating income	181,619	163,453

Interest (expense)	(10,768)	(1,988)
Interest income	6,862	1,409
Affiliated interest (expense), net	(7,876)	(3,192)

Income before income taxes	169,837	159,682

Income taxes	29,937	51,282

Net income	$139,900	$108,400

Basic and diluted earnings per share of common stock	$0.79	$0.68

Weighted average number of shares of common stock outstanding — Basic and diluted (in thousands)	177,544	159,953

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Canadian dollars in thousands, except share data)

	July 2, 2006	January 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$134,134	$186,182
Accounts receivable, net	97,514	85,695
Notes receivable, net	12,651	11,545
Deferred income taxes	6,711	4,273
Inventories and other	48,979	39,322
Amounts receivable from Wendy’s	29,640	—
Advertising fund restricted assets	18,001	17,055

Total current assets	347,630	344,072

Property and equipment, net	1,078,940	1,061,646

Notes receivable, net	12,458	15,042

Deferred income taxes	17,017	17,913

Intangible assets, net	3,959	4,221

Equity investments	141,443	141,257

Other assets	11,913	12,712

Total assets	$1,613,360	$1,596,863

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Canadian dollars in thousands, except share data)

	July 2, 2006	January 1, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,565	$110,086
Accrued expenses
Salaries and wages	11,815	15,033
Taxes	14,563	62,952
Other	35,136	61,944
Deferred income taxes	175	349
Advertising fund restricted liabilities	30,972	34,571
Amounts payable to Wendy’s	—	10,585
Notes payable to Wendy’s	—	1,116,288
Current portion of long-term obligations	8,107	7,985

Total current liabilities	185,333	1,419,793

Long-term obligations
Term debt	322,655	21,254
Advertising fund restricted debt	27,693	22,064
Capital leases	43,968	44,652

Total long-term obligations	394,316	87,970

Deferred income taxes	11,958	15,159
Other long-term liabilities	35,695	34,563

Commitments and contingencies

Stockholders’ equity
Common stock (U.S. $0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 and 159,952,977 shares, respectively	289	239
Capital in excess of stated value	917,678	81,249
Retained earnings	156,330	16,430
Accumulated other comprehensive loss:
Cumulative translation adjustments and other	(88,239)	(52,911)

	986,058	45,007
Unearned compensation — restricted stock	—	(5,629)

Total stockholders’ equity	986,058	39,378

Total liabilities and stockholders’ equity	$1,613,360	$1,596,863

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Canadian dollars in thousands)

	Year-to-date Period ended July 2, 2006	Year-to-date Period ended July 3, 2005
Net cash provided from operating activities	$4,605	$87,912

Cash flows from investing activities
Capital expenditures	(73,917)	(89,607)
Principal payments on notes receivable	2,617	2,733
Short-term loans to Wendy’s, net	—	(21,910)
Other investing activities	(1,459)	(1,143)

Net cash used in investing activities	(72,759)	(109,927)

Cash flows from financing activities
Proceeds from share issuance	903,825	—
Share issue costs	(61,293)	—
Purchase of common stock for settlement of restricted stock units	(1,866)	—
Proceeds from issuance of debt, net	499,666	1,161
Repayment of borrowings from Wendy’s	(1,087,968)	(30,400)
Principal payments on long-term obligations	(202,119)	(1,877)

Net cash provided by (used in) financing activities	50,245	(31,116)

Effect of exchange rate changes on cash	(34,139)	434

(Decrease) in cash and cash equivalents	(52,048)	(52,697)

Cash and cash equivalents at beginning of period	186,182	129,301

Cash and cash equivalents at end of period	$134,134	$76,604

Supplemental disclosures of cash flow information:
Interest paid	$30,014	$2,634
Income taxes paid	$96,758	$56,954

Non-cash investing and financing activities:
Capital lease obligations incurred	$3,410	$2,556

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Canadian dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT AND BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the financial position of Tim Hortons Inc. and its subsidiaries (the “Company”) as of July 2, 2006 and January 1, 2006, and the condensed results of operations and comprehensive income (see Note 5) for the quarters and year-to-date periods ended July 2, 2006 and July 3, 2005 and cash flows for the year-to-date periods ended July 2, 2006 and July 3, 2005. All of these financial statements are unaudited. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements which are contained in our registration statement on Form S-1 (Registration No. 333-13035) filed with the Securities and Exchange Commission (“SEC”) on December 1, 2005, as amended thereafter, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. The January 1, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, contained in the Company’s Form S-1, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Wendy’s International, Inc. (“Wendy’s”) owns 82.75% of the Company as of July 2, 2006.

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. The completion of the initial public offering (“IPO”) and the repayment of the note payable to Wendy’s resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows are now in Canadian dollars, in accordance with SFAS No. 52 – Foreign Currency Translation. The functional currency of each of the operating subsidiaries is the local currency in which each subsidiary operates, which is either the Canadian or U.S. dollar. The majority of operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars.

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of outstanding restricted stock, net of shares assumed to be repurchased from the proceeds, when dilutive. For the year-to-date period ended July 2, 2006, 19,110 restricted stock units were excluded from the computation of diluted earnings per common stock because the grant date fair market value of the restricted stock unit was greater than the average market price of the common stock in the period, and therefore, they are anti-dilutive. There were no dilutive securities issued in 2005.

NOTE 3 EXPENSE ALLOCATIONS

The condensed consolidated statements of operations include expense allocations for certain functions historically provided by Wendy’s. These allocations include costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and equity compensation granted under Wendy’s plans and other services. In 2005, the allocations were primarily based on specific identification and the relative percentage of the Company’s revenues and headcount to the respective total Wendy’s costs. For the year-to-date period ended July 2, 2006, expense allocations from Wendy’s were based on the amounts determined under the shared services agreement with Wendy’s entered into on March 29, 2006 at the completion of the IPO. The second quarter and year-to-date 2006 charges outlined in the shared services agreement were established on a consistent basis as those charged in 2005. All of these allocations are reflected in general and administrative expenses in the Company’s condensed consolidated statements of operations and totaled $2.6 million and $5.5 million on a pre-tax basis for the quarter and year-to-date periods ended July 2, 2006, respectively, and $3.9 million and $7.7 million for the quarter and year-to-date periods ended July 3, 2005, respectively, excluding charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan. Charges related to Wendy’s restricted stock units were $2.5 million and 0.6 million for the second quarters of 2006 and 2005, respectively, and $3.4 million and $0.6 million for the year-to-date periods ended July 2, 2006 and July 3, 2005, respectively.

The Company and Wendy’s considered these general corporate expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company.

NOTE 4 STOCK-BASED COMPENSATION

On November 18, 2005, the Company’s stockholder approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. A total of 80,366 awards have been made under the 2006 Plan as of July 2, 2006 of which 19,110 were granted to external directors of the Company and 61,256 granted to officers and certain employees which immediately vested and net-settled in the Company’s shares (see below). No awards were made under this Plan in 2005. The number of remaining shares of common stock authorized under the Company’s 2006 Plan totals approximately 2.8 million.

Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans and tables summarizing stock option and restricted stock unit activity for the Company’s employees.

Prior to January 2, 2006, Wendy’s and the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 were granted at market value at the date of grant, and therefore had no intrinsic value at grant date, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, Wendy’s accelerated the vesting of all outstanding options, excluding those held by the independent directors of Wendy’s. Wendy’s generally satisfies exercises of options through the issuance of authorized but previously unissued shares of Wendy’s stock. Prior to January 2, 2006, compensation expense related to restricted stock unit awards was measured based on the market value of Wendy’s common stock on the date of grant.

Wendy’s restricted stock units granted to Company employees in 2005 under the Wendy’s 2003 Stock Incentive Plan (the “Wendy’s Plan”), would have vested in accordance with the vesting schedule of the 2005 award agreements on May 1, 2006 (one-third of total amount of the 2005 grant). These awards were converted to the Company’s restricted stock units on May 1, 2006, at an equivalent fair value, immediately vested, and then net-settled with 61,256 of the Company’s shares, after provision for the payment of employee’s minimum statutory withholding tax requirements. The 61,256 shares were purchased by an agent of the Company on behalf of the eligible employees on the open market on May 1, 2006 at an average purchase price of $30.543. In accordance with SFAS 123R, no incremental compensation cost was recorded since there was no change in the fair value of the awards upon conversion. The Company may choose to settle the remaining two-thirds of Wendy’s restricted stock units held by Company employees in this manner.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is the same for APB Opinion No. 25 and SFAS No. 123R and because all of Wendy’s stock option grants granted to employees of the Company were fully vested prior to January 2, 2006, the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s condensed consolidated balance sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Stock option awards made by Wendy’s generally have a term of 10 years from the grant date and become exercisable in instalments of 25 percent on each of the first four anniversaries of the grant date (see discussion below). In the fourth quarter of 2005, Wendy’s Compensation Committee approved the accelerated vesting of all outstanding stock options, except those held by the independent directors of Wendy’s. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS 123R.

Restricted stock unit grants made by Wendy’s to Canadian employees of the Company vest over a 30 month period. Restricted stock unit grants made by Wendy’s to U.S. employees of the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. The Wendy’s plans provide for immediate vesting of restricted stock units upon a disposition of a subsidiary of Wendy’s, which would include the expected spin-off of the Company by Wendy’s. In June 2006, Wendy’s announced that its Board of Directors had confirmed its intent to complete the spin-off and is targeting October 1, 2006 for completion of the transaction, assuming it has received a favourable ruling from the U.S. Internal Revenue Service on the tax-free status of the spin-off to U.S. shareholders by that time. Accordingly, the number of awards expected to vest has been increased, and the expected service periods of the grants made to employees have been shortened, so that all unvested awards are treated as though they will be fully vested by October 1, 2006. This change in the estimated requisite service period and estimated forfeitures resulted in incremental compensation cost of $1.6 million in the second quarter. Restricted stock units generally have dividend participation rights under which dividends are reinvested in additional Wendy’s shares.

The Company recorded $2.5 million ($1.6 million net of tax) and $3.4 million ($2.2 million net of tax) in stock compensation expense for restricted stock units for the second quarter and year-to-date periods ended July 2, 2006, respectively, representing both the amount allocated to the Company from Wendy’s based on a specific employee basis and the expense recorded for restricted stock units issued under the Company’s 2006 Plan. Compensation expense for restricted stock unit awards for the second quarter and year-to-date periods ended July 3, 2005 was $0.6 million ($0.4 million net of tax). Wendy’s restricted stock units were granted to employees of the Company for the first time in May 2005. The pro-forma disclosures for the quarter and year-to-date period ended July 3, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of Wendy’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the second quarter and year-to-date periods of 2005, the Company would have recorded net income and earnings per share as follows:

	Second Quarter ended July 3, 2005	Year-to-date Period ended July 3, 2005
	(in thousands, except per share data)
Net income, as reported	$60,899	$108,400
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	373	373
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(2,066)	(3,735)

Pro forma net income	$59,206	$105,038

Earnings per share:
Basic as reported	$0.38	$0.68

Basic pro forma	$0.37	$0.66

The above stock compensation cost calculated under SFAS No. 123, net of tax, is based on costs computed over the vesting period of the award. Upon adoption, SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. If the guidance on recognition of stock compensation expense for retirement eligible employees were applied to the periods reflected in the financial statements, the impact on the Company’s reported net income would have been a benefit of $0.7 million and $0.8 million for the quarter and year-to-date periods ended July 2, 2006, respectively, and would have been additional expense of $2.0 million for both the quarter and year-to-date periods ended July 3, 2005. The impact on the Company’s pro-forma net income would have been an additional expense of $1.2 million and $0.4 million for the quarter and year-to-date periods ended July 3, 2005, respectively.

The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.

Restricted stock units

The following is a summary of unvested restricted stock unit activity for Company employees granted under the Wendy’s Plan for the year-to-date period ended July 2, 2006:

	Wendy’s Restricted Stock Units	Weighted Average Fair Value per Unit
	(in thousands)	(in U.S. dollars)
Balance at January 1, 2006	174	$42.95
Granted	1	42.95
Vested	(12)	42.95
Cancelled	(53)	42.95

Balance at July 2, 2006	110	$42.95

On May 1, 2006, one-third of the then-outstanding Wendy’s restricted stock units held by Company employees were scheduled to vest. In lieu of receiving Wendy’s shares, substantially all of the Company’s Canadian employees elected to receive restricted stock units granted by the Company as replacement for the Wendy’s awards, effectively canceling the Wendy’s restricted stock units scheduled to vest. The Company’s Canadian employees received 2.2755 Company restricted stock units for every Wendy’s restricted stock unit held. This conversion was based upon the New York Stock Exchange closing price of both Wendy’s and the Company on April 28, 2006. No additional value was provided to the Company’s employees as a result of this conversion. Upon the conversion, all Company restricted stock units issued for this conversion were immediately vested, consistent with the vesting schedule of the original Wendy’s grant, and net-settled in Company shares purchased on the open market, after provision for the payment of each employee’s minimum statutory withholding tax requirements.

The following is a summary of unvested restricted stock unit activity for employees and outside directors granted under the Company’s 2006 Plan for the year-to-date period ended July 2, 2006:

	Restricted Stock Units	Weighted Average Fair Value per Unit
	(in thousands)	(in Canadian dollars)
Balance at January 1, 2006	—	$—
Granted	133	30.55
Vested	(114)	30.55
Cancelled	—	—

Balance at July 2, 2006	19	$30.55

As of July 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation for both the Wendy’s and the Company’s restricted stock units outstanding was $3.3 million and is expected to be recognized over a weighted-average period of 0.5 years. The weighted-average period over which the unrecognized compensation cost will be recognized reflects the acceleration of vesting of the Wendy’s restricted stock units resulting from the expected full spin-off of the Company from Wendy’s, discussed above. The Company expects substantially all of its restricted stock units to vest. A total of 114,000 restricted stock units vested in the second quarter of 2006 with a fair value of $3.5 million. No restricted stock units vested in the second quarter or year-to-date periods ending July 3, 2005.

Stock options

The use of stock options is no longer a significant component of Wendy’s and the Company’s current equity compensation structure. Wendy’s last granted stock options in 2004, and all employee stock options were vested as of January 1, 2006. No additional Wendy’s options were awarded as of July 2, 2006. A summary of the stock option fair value assumptions used in prior years is included in the Company’s 2005 consolidated financial statements in the registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005, as amended thereafter.

The following is a summary of Wendy’s stock option activity for the Company’s employees for the year-to-date period ended July 2, 2006:

(Shares, in thousands)	Wendy’s Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in U.S. dollars)		(in U.S. dollars)
Balance at January 1, 2006	1,214	$35.32	7.2
Granted	—	—	—
Exercised	(1,132)	35.52	—
Cancelled	(3)	26.70	—

Outstanding at July 2, 2006	79	$32.60	1.3	$2,030

All options outstanding at July 2, 2006 are also exercisable. In accordance with the terms of the Wendy’s stock option plans, options granted to Company employees will expire on the earlier of one year after the spin-off of the Company’s remaining shares by Wendy’s or 10 years after the date of grant. As a result, the weighted average remaining contractual life has been shortened to reflect this. The intrinsic value of a stock option is the amount by which the market value of the underlying Wendy’s stock exceeds the exercise price of the option. For the quarters ended July 2, 2006 and July 3, 2005, the total intrinsic value of stock options exercised was $18.5 million and $4.6 million, respectively. For the year-to-date periods ended July 2, 2006 and July 3, 2005, the total intrinsic value of stock options exercised was $28.0 million and $7.4 million, respectively. The Company received no proceeds and recognized no tax benefits for stock options exercised in any period presented.

NOTE 5 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and total comprehensive loss are shown below:

	Second Quarter ended		Year-to-date Period ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$76,310	$60,899	$139,900	$108,400

Other comprehensive income (loss)

Translation adjustments, net of tax	(16,118)	5,721	(36,585)	4,152

	60,192	66,620	103,315	112,552
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(150)	760	(7,292)	750
Amounts realized in earnings during the year, net of tax	605	(438)	8,549	1,719

Total cash flow hedges	455	322	1,257	2,469

Total other comprehensive (loss) income	(15,663)	6,043	(35,328)	6,621

Total comprehensive income	$60,647	$66,942	$104,572	$115,021

Total other comprehensive income (loss) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar versus the U.S. dollar and activity related to the Company’s cash flow hedges. During the year-to-date period ended July 2, 2006, translation adjustments were affected by the settlement of the $578.0 million net investment hedge resulting in a $4.6 million (net of taxes of $2.7 million) loss (cumulatively $10.6 million, net of taxes of $6.4 million) recorded in the translation adjustments component of other comprehensive income and from exchange movements in the period. At the end of the fourth quarter 2005, the Canadian exchange rate was $1.1628 versus $1.1164 at July 2, 2006. At the end of the fourth quarter 2004, the Canadian exchange rate was $1.1995 versus $1.2412 at July 3, 2005.

NOTE 6 SEGMENT REPORTING

The Company operates in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Canada and the U.S. There were no material amounts of revenues between reportable segments.

The table below presents information about reportable segments:

	Second Quarter ended July 2, 2006	% of Total	Second Quarter ended July 3, 2005	% of Total	Year-to-date ended July 2, 2006	% of Total	Year-to-date ended July 3, 2005	% of Total
Revenues
Canada	$373,590	91.8%	$332,583	90.2%	$712,930	91.5%	$629,059	90.9%
U.S.	33,181	8.2%	35,937	9.8%	66,599	8.5%	63,050	9.1%

	$406,771	100.0%	$368,520	100.0%	$779,529	100.0%	692,109	100.0%

Segment Operating Income (Loss)
Canada	$104,334	99.5%	$100,425	101.1%	$196,244	99.5%	$182,420	101.4%
U.S.	495	0.5%	(1,139)	(1.1)%	888	0.5%	(2,596)	(1.4)%

Reportable Segment Operating Income	$104,829	100.0%	$99,286	100.0%	$197,132	100.0%	$179,824	100.0%

Corporate Charges (1)	(6,321)		(8,342)		(15,513)		(16,371)

Consolidated Operating Income	$98,508		$90,944		$181,619		$163,453
Interest, Net	(3,306)		(1,916)		(11,782)		(3,771)
Income Taxes	(18,892)		(28,129)		(29,937)		(51,282)

Net Income	$76,310		$60,899		$139,900		$108,400

Capital Expenditures
Canada	$24,310	71.2%	$36,972	72.5%	$53,211	72.0%	$61,912	69.1%
U.S.	9,819	28.8%	14,058	27.5%	20,706	28.0%	27,695	30.9%

	$34,129	100.0%	$51,030	100.0%	$73,917	100.0%	$89,607	100.0%

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses.

Revenues consisted of the following:

	Second Quarter ended		Year-to-date ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Sales
Warehouse sales	$218,661	$200,163	$420,966	$372,438
Company-operated restaurant sales	17,582	17,163	32,962	32,263
Sales from restaurants consolidated under FIN46R	27,210	25,096	52,176	47,017

	263,453	242,422	506,104	451,718

Franchise revenues
Rents and royalties	126,843	115,240	242,367	217,296
Franchise fees	16,475	10,858	31,058	23,095

	143,318	126,098	273,425	240,391

Total revenues	$406,771	$368,520	$779,529	$692,109

Cost of sales related to Company-operated restaurant sales were $18.6 million and $36.2 million for the quarter and year-to-date periods ended July 2, 2006, respectively, and $18.6 million and $36.1 million for the quarter and year-to-date periods ended July 3, 2005.

Total assets of the Company increased $16.5 million from January 1, 2006 to July 2, 2006 with the Canadian segment decreasing $55.6 million, the U.S. segment increasing $89.7 million, and the corporate assets decreasing $17.6 million. The changes in total assets among the segments are primarily related to the redistribution of excess proceeds from the initial public offering to the operating segments and the repayment of the bridge loan.

The following sets forth numbers of franchised locations for the second quarter and year-to-date periods:

	Second Quarter ended		Year-to-date Period ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	2,805	2,638	2,790	2,623
Franchises opened	28	23	53	45
Franchises closed	(10)	(6)	(16)	(12)
Net transfers within the system	(3)	1	(7)	—

Franchise restaurants in operation – end of period	2,820	2,656	2,820	2,656
Company-operated restaurants	102	99	102	99

Total systemwide restaurants	2,922	2,755	2,922	2,755

NOTE 7 INTANGIBLE ASSETS, NET

The table below presents amortizable intangible assets as of July 2, 2006 and January 1, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
July 2, 2006
Amortizable intangible assets:
Persona	$6,455	$(2,496)	$3,959
Other	2,784	(2,784)	—

	$9,239	$(5,280)	$3,959

January 1, 2006
Amortizable intangible assets:
Persona	$6,455	$(2,234)	$4,221
Other	2,784	(2,784)	—

	$9,239	$(5,018)	$4,221

Persona of $4.0 million and $4.2 million as at July 2, 2006 and January 1, 2006, respectively, net of accumulated amortization of $2.5 million and $2.2 million, respectively, represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of 12 years ending in 2013.

Total intangibles amortization expense was $0.1 and $0.3 million for the quarters ended July 2, 2006 and July 3, 2005, respectively. Total intangible asset amortization expenses were $0.3 million and $0.6 million for the year-to-date periods ended July 2, 2006 and July 3, 2005, respectively. The estimated annual intangibles amortization expense for 2006 through 2010 is approximately $0.5 million.

NOTE 8 TERM DEBT

On February 28, 2006, the Company entered into an unsecured five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300.0 million Canadian term loan facility; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability); and a US$100.0 million U.S. revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, one of Tim Hortons Inc.’s principal subsidiaries may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, require the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these ratios as at July 2, 2006.

On April 24, 2006, effective February 28, 2006, Tim Hortons Inc. along with certain of its subsidiaries entered into an amendment of its senior bank facility and bridge credit facility with a syndicate of Canadian and U.S. financial institutions. Both amendments correct, on substantially similar terms, a drafting error in the original agreements by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Tim Hortons Inc. is permitted to repay certain intercompany debt. These corrected terms reflect the terms that had been agreed to by the parties prior to the effective dates of the original agreements. No additional changes were made, and required lender approval was obtained for both amendments with no additional fees incurred other than drafting expenses for the amendments.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $2.1 million being used on the Canadian facility to support standby letters of credit, and are available for general corporate purposes. The Canadian revolving credit facility replaced the previous $25.0 million revolving facility except for approximately $2.6 million being used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. The Company incurs commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at July 2, 2006 equaled 0.15% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, one of Tim Hortons Inc.’s principal subsidiaries may elect to borrow by way of Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

On February 28, 2006, the Company entered into an unsecured non-revolving $200.0 million bridge loan facility with two financial institutions which would have matured on April 28, 2007. The bridge loan facility interest rate was at Bankers’ Acceptances plus a margin. The bridge loan facility was repaid in full on May 3, 2006, and the Bridge Facility Credit Agreement was terminated at this time as a result of the voluntary prepayment.

In connection with the term loan facility, one of the principal subsidiaries of the Company entered into a $100.0 million dollar interest rate swap on March 1, 2006 with two financial institutions to help manage its exposure to interest rate volatility (see Note 14).

The senior bank facility contains certain covenants that will limit the ability of the Company to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; and restrict dividends or enter into certain restrictive agreements.

In connection with the senior bank facility, the Company incurred a total of $1.4 million in financing costs, which were deferred and will be amortized (or expensed upon early repayment) over the terms of each facility to which the costs relate. In connection with the bridge loan facility, the Company incurred $0.3 million of deferred financing costs which were expensed on repayment, reducing the amount of the deferred financing costs remaining on the balance sheet.

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

On March 29, 2006 the Company completed its initial public offering of 33,350,000 shares of common stock at an offering price of $27.00 (US$23.162) per share of common stock. The gross proceeds of $903.8 million were offset by $61.4 million in underwriter and other third party costs with all such costs paid as of July 2, 2006. In addition, approximately $1.6 million of costs associated with the initial public offering were expensed in the year-to-date period ended July 2, 2006 all of which were incurred in the first quarter ended April 2, 2006. After completion of the initial public offering, the Company had 193,302,977 shares of common stock outstanding.

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

NOTE 10 INCOME TAXES

The effective income tax rate for the quarter ended July 2, 2006 was 19.8%, compared to 31.6% for the comparative period ended July 3, 2005. The effective income tax rate for the year-to-date period ended July 2, 2006 was 17.6% compared to 32.1% for the comparative year-to-date period ended July 3, 2005.

The Company has realized a number of tax benefits in 2006 year-to-date for which it does not expect to realize benefits of a similar nature in subsequent periods. In the quarter ended July 2, 2006, the Company resolved tax audits which gave rise to a reserve release in the consolidated U.S. and Canadian tax accounts of $11.4 million. In the quarter ended April 2, 2006, the Company had a reversal of $5.8 million in deferred tax relating to Canadian withholding taxes originally accrued for inter-company cross-border dividends that, because of the IPO and related capital restructuring, are no longer expected to be paid (compared to $1.3 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005). The quarter ended April 2, 2006 was also favorably affected by $4.3 million in permanent book and tax differences for losses on certain hedging transactions.

The Company’s U.S. income tax provision and related deferred income tax amounts are determined as if the Company filed tax returns on a stand-alone basis, and is adjusted in accordance with the Company’s tax sharing agreement with Wendy’s.

The Company’s tax provision reflects an expected benefit for certain foreign tax credits in accordance with the tax sharing agreement with Wendy’s. The utilization of these credits in Wendy’s consolidated tax return is dependent upon the tax position of Wendy’s during its 2006 taxation year and other factors, including tax planning strategies. Loss of the ability to utilize these tax credits in the current year could substantially increase the Company’s tax provision and effective tax rate, and reduce the Company’s cash flow. The impact cannot be determined at this time, but could be as much as 35% of Wendy’s domestic tax loss, if any. Wendy’s management believes that it is more likely than not that these credits will be utilized in Wendy’s consolidated tax return in the current year.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the 2001 and subsequent taxation years. The Internal Revenue Service is currently conducting a federal income tax examination of Wendy’s (the Company’s current consolidated tax group) for the years 2001 through 2006. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $0.9 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $5.1 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed nine years.

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

NOTE 12 ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s condensed consolidated statements of operations or cash flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities, and advertising fund debt are identified on the Company’s Condensed Consolidated Balance Sheets. The current portion of advertising fund debt is included in restricted liabilities. In addition, at July 2, 2006 and January 1, 2006, property and equipment, net includes $40.6 million and $39.5 million, respectively, of advertising fund fixed assets.

NOTE 13 RELATED PARTY

In March 2006, the Company entered into various agreements with Wendy’s that define the relationship in the interim period between the Company’s IPO and separation from Wendy’s, or, in some cases, until the Company can provide the services themselves. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement (see Note 3).

In September 2005, the Company distributed a note to Wendy’s in the amount of US$960.0 million ($1.1 billion). The outstanding principal of the note had an annual interest rate of 3.0%. Both the outstanding principal and accrued interest were due within 30 days of a demand for payment by Wendy’s and could be prepaid by the Company at any time. On March 3, 2006, the Company repaid US$427.4 million principal on the US$960.0 million note plus accrued interest of US$12.7 million. On April 26, 2006 the Company repaid the remaining principal of US$532.6 million and accrued interest of US$2.0 million using proceeds from the Company’s initial public offering.

NOTE 14 DERIVATIVES

In 2005, the Company entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income, rather than in the Condensed Consolidated Statements of Operations, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, the Company received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($15.4 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow was reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the quarter ended April 2, 2006 in our Form 10-Q for the first quarter, filed May 11, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts.

In 2005, the Company entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million as of January 1, 2006. On the maturity dates of April 10-13, 2006, the Company received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended July 2, 2006 as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The fair value realized loss on these contracts was $10.6 million, net of taxes of $6.4 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss) (see Note 5). No amounts related to these net investment hedges impacted earnings.

In connection with the term loan facility, one of the principal subsidiaries entered into a $100.0 million interest rate swap with two financial institutions on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Tim Hortons Inc. and certain of its subsidiaries provided guarantees in connection with this transaction. The fair value unrealized gain on this contract as of July 2, 2006 was $1.0 million, net of taxes of $0.6 million.

NOTE 15 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of adopting FIN 48.

NOTE 16 SUBSEQUENT EVENTS

In July 2006, the Board of Directors approved a quarterly dividend of $0.07 per share of common stock payable on August 24, 2006 to stockholders of record as of August 10, 2006. The dividend will be paid in Canadian dollars to all registered stockholders with Canadian resident addresses. For all other stockholders, the dividend will be converted to U.S. dollars on August 17th at the daily noon rate established by the Bank of Canada and paid in U.S. dollars on August 24, 2006.

The Company’s Compensation Committee approved awards of 324,199 restricted stock units on August 1, 2006 to certain employees. The fair market value (the mean of the high and low prices for the Company’s common shares traded on the Toronto Stock Exchange) on August 1, 2006 was $27.985 per share. This grant was originally scheduled to be made in May 2006 and as a result of the delay, will vest over a maximum 27-month period or a shorter period, in accordance with SFAS 123R, with respect to retirement eligible employees.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the 2005 Annual Consolidated Financial Statements included in our registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005, as amended thereafter, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our registration statement on Form S-1 and in Part II Item 1A, and set forth in our Safe Harbor Statement attached hereto as Exhibit 99. Historical trends should not be taken as indicative of future operations.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and company-operated restaurants. As of July 2, 2006, 2,820 or 96.5% of our restaurants were franchised, representing 98.5% in Canada and 79.1% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Information about systemwide sales and average same-store sales is included in this Form 10-Q report. Franchise restaurant sales generally are not included in our financial statements; however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with GAAP and a reconciliation to GAAP measures.

Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Also, our business model includes controlling the real estate for most of our franchise restaurants. As of July 2, 2006, we leased or owned the real estate for approximately 81% of our system restaurants, which generates a recurring stream of rental income. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the U.S., we supply similar products to system restaurants through third-party distributors.

In the second quarter of 2006, our revenues increased $38.3 million, or 10.4%, over the second quarter of 2005 and increased $87.4 million or 12.6% in the year-to-date period ended July 2, 2006 over the comparable prior year-to-date period in 2005. These increases were the result of continued average same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. Operating income increased $7.6 million or 8.3% in the second quarter of 2006 compared to the second quarter of 2005 and increased $18.2 million or 11.1% in the year-to-date period ended July 2, 2006 over the comparable prior year-to-date period in 2005 as a result of strong same-store sales growth and a higher number of restaurants in the system. In the second quarter of 2006, our net income increased $15.4 million, or 25.3% compared to the second quarter of 2005 and increased $31.5 million or 29.1% in the year-to-date period ended July 2, 2006 over the comparable prior year-to-date period in 2005. The increase in net income was a result of the stronger operational results coupled with favourable tax benefits in both the first and second quarters of 2006, offset in part by higher interest charges. Earnings per share were $0.39 in the second quarter of 2006 compared to $0.38 per share in the second quarter of 2005. In the first quarter of 2006, we completed our initial public offering (IPO) raising $842.5 million of proceeds, net of issuance costs. We also entered into a senior bank facility and a bridge loan facility borrowing $500.0 million in February 2006 referred to herein as our “credit facilities”. The proceeds from the credit facilities and the IPO were used to repay borrowings to Wendy’s of US$960.0 million plus accrued interest in two payments in March and April 2006. One of the Company’s principal subsidiaries also repaid the bridge loan of $200.0 million plus accrued interest in May 2006 and terminated this facility.

In July 2006, our Board of Directors approved our first-ever dividend as a public company, payable on August 24, 2006, to stockholders of record as of August 10, 2006. The dividend will be paid in Canadian dollars to all registered stockholders with Canadian resident addresses. For all other stockholders, the dividend will be converted to U.S. dollars on August 17, 2006 at the daily noon rate established by the Bank of Canada and paid in U.S. dollars on August 24, 2006. The Company expects that future dividends will be paid in a similar manner. The $0.07 per-share dividend represents one quarter of the annual payout ratio of approximately 23% of the adjusted trailing four-quarter net income of $234.6 million. Reported trailing four-quarter net income of $222.6 million was adjusted by adding the after-tax impact of goodwill and asset impairment charges of $33.5 million (net of taxes of $19.6 million) expensed in the fourth quarter of fiscal 2005, and subtracting total tax benefits recognized in the first two quarters of 2006 of $21.5 million. We believe trailing four-quarter net income, adjusted as mentioned, is a more appropriate basis than reported trailing four-quarter net income from which to calculate the annual payout ratio.

Selected Operating and Financial Highlights

	Second Quarter ended July 2, 2006	Second Quarter ended July 3, 2005	Year-to-date ended July 2, 2006	Year-to-date ended July 3, 2005
Systemwide sales growth(1)	11.4%	12.0%	12.6%	12.9%
Average same-store sales growth
Canada(2)	6.1%	5.6%	7.3%	5.7%
U.S.(2)	8.4%	9.1%	9.1%	8.4%
Systemwide restaurants	2,922	2,755	2,922	2,755

Revenues (in thousands)	$406,771	$368,520	$779,529	$692,109
Operating income (in thousands)	$98,508	$90,944	$181,619	$163,453
Net income (in thousands)	$76,310	$60,899	$139,900	$108,400
Basic and diluted earnings per share	$0.39	$0.38	$0.79	$0.68
Weighted average number of shares of common stock outstanding - Basic and diluted (in millions)	193.3	160.0	177.5	160.0

(1)	Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base year for the period covered.
(2)	For Canadian restaurants, average same-store sales based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening.

Systemwide Sales Growth

Changes in our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and company-operated restaurants, although approximately 96.5% of our system is franchised. Systemwide sales impact our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e. includes both franchised and company-operated restaurants) throughout the relevant period, and provides a useful comparison between periods.

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

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of our store openings and closures for the second quarters and year to date periods ended July 2, 2006 and July 3, 2005, respectively:

	Second Quarter ended July 2, 2006	Second Quarter ended July 3, 2005	Year-to-date ended July 2, 2006	Year-to-date ended July 3, 2005
Canada
Restaurants opened	24	19	44	33
Restaurants closed	(10)	(6)	(16)	(12)

Net change	14	13	28	21

U.S.
Restaurants opened	6	4	13	13
Restaurants closed	(1)	—	(4)	—

Net change	5	4	9	13

Total Company
Restaurants opened	30	23	57	46
Restaurants closed	(11)	(6)	(20)	(12)

Net change	19	17	37	34

From the end of the second quarter of 2005 to the end of the second quarter of 2006, we opened 193 system restaurants including both franchised and company-operated restaurants, and we had 26 restaurant closures for a net increase of 167 restaurants. Typically, 20 to 30 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru.

In fiscal 2006, we expect to open 140 to 150 new restaurants in Canada and 40 to 50 new restaurants in the U.S. Although we anticipate new restaurant development will continue in the range of 180 to 200 stores annually, future escalation of real estate and construction costs as well as labour availability (in some regions) may slow this growth and our mix between standard and non-standard restaurants may shift towards non-standard depending upon real estate availability and market needs, among other things.

The following table shows our restaurant count as of the July 2, 2006, January 1, 2006 and July 3, 2005. Also included in the table is a breakdown of our company-operated and franchise restaurants.

Systemwide Restaurant Count

	As of July 2, 2006	As of January 1, 2006	As of July 3, 2005
Canada
Company-operated	40	33	32
Franchise	2,585	2,564	2,459

Total	2,625	2,597	2,491

% Franchised	98.5%	98.7%	98.7%

U.S.
Company-operated	62	62	67
Franchise	235	226	197

Total	297	288	264

% Franchised	79.1%	78.5%	74.6%

Total system
Company-operated	102	95	99
Franchise	2,820	2,790	2,656

Total	2,922	2,885	2,755

% Franchised	96.5%	96.7%	96.4%

Our Relationship with Wendy’s

As of July 2, 2006, Wendy’s owns 82.75% of our outstanding common stock, and the remainder of our shares are widely held. In March 2006, we entered into various agreements with Wendy’s that define our relationship in the interim period between our IPO and separation, or, in some cases, until we are able to provide the services ourselves. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement.

In June 2006, Wendy’s announced that its Board of Directors has confirmed its intent to spin-off the 160.0 million shares of Tim Hortons that it currently owns. Wendy’s is now targeting October 1, 2006, to complete the spin-off, assuming it has received a favourable ruling from the U.S. Internal Revenue Service on the tax-free status of the spin-off to U.S. shareholders by that time. However, other than its obligations under the master separation agreement, Wendy’s is not subject to any contractual obligation to complete the spin-off (although a standstill agreement Wendy’s entered into with certain of its shareholders would be terminable by those shareholders if the spin-off does not occur by December 31, 2006). Wendy’s has agreed not to sell, dispose of or hedge any of our common stock, subject to specified exceptions, for a period of 180 days commencing March 23, 2006 without the prior written consent of the underwriters of the IPO. The 180-day period may be extended under certain circumstances. Wendy’s lock-up agreement will not restrict its ability to distribute all of our common stock that it owns to its common shareholders, nor will it restrict any recipients of our common stock in any such distribution. In addition, without our prior written consent, Wendy’s will not effect the distribution of the shares of our common stock it owns to its shareholders unless Wendy’s has obtained a private letter ruling from the U.S. Internal Revenue Service or an opinion of legal counsel, in either case reasonably acceptable to the Wendy’s board of directors, to the effect that (i) Wendy’s will recognize no gain or loss (and no amount will be included in its income) upon the spin-off under Section 355 of the U.S. Internal Revenue Code and (ii) no gain or loss will be recognized by (and no amount will be included in the income of) the U.S. shareholders of Wendy’s upon their receipt of our common stock pursuant to the distribution of our shares. There are a number of requirements that must be met under the Income Tax Act (Canada) before gain recognized by Canadian shareholders as a result of a spin-off would be deferred under the Income Tax Act. There can be no assurance that all of these requirements will be satisfied.

Because we were a wholly-owned subsidiary of Wendy’s for many years prior to the IPO, we and Wendy’s have historically shared many internal administrative resources. The shared services agreement was designed to help us and Wendy’s transition to being two separate public companies, each with its own administrative resources. Under the shared services agreement, Wendy’s provides us services relating to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services. In the second quarter of 2006, we incurred total fixed charges under the shared services agreement of $2.6 million, excluding costs related to restricted stock units which were issued to our employees by Wendy’s in 2005. Carve-out costs incurred in the second quarter of 2005 were $3.9 million, excluding costs related to restricted stock units. In the year-to-date period ended July 2, 2006, total fixed charges incurred under the shared services agreement were $5.5 million compared to $7.7 million in the same year-to-date period in 2005, excluding costs related to restricted stock units, which are pass-thru costs. Restricted stock unit expense for the second quarters of 2006 and 2005 were $2.5 million and $0.6 million, respectively. Restricted stock unit expense for the year-to-date periods ended July 2, 2006 and July 3, 2006 were $3.4 million and $0.6 million, respectively. These services and billings under the 2006 shared services agreement may be modified quarterly by mutual agreement between Wendy’s and us and are not expected to affect our ability to build our own infrastructure and provide the same services from internal sources. We and Wendy’s will perform these services in the manner and at the level of service substantially similar to that immediately prior to the date of the shared services agreement, and the use of such services generally will not be substantially greater than the level of use required prior to the completion of our IPO. The basis for the 2006 charges under the shared services agreement and the charges from Wendy’s in 2005 were derived on a similar basis.

The services under the shared services agreement, other than information technology services, will be provided until the earlier of the spin-off or until December 31, 2008 unless otherwise mutually agreed upon by both parties. Wendy’s is providing information technology services beyond the date of the spin-off, terminable thereafter on twelve months notice. We expect that we will use Wendy’s information technology services for the maximum time permitted with an expected annual cost consistent with the costs under the shared services agreement of approximately US$2 million. Other than information technology services, either we or Wendy’s may terminate the provision of any service under the shared services agreement on 30 days notice if the service becomes commercially impracticable for the party providing the service. Also, either party may terminate any individual service to be provided if the other party fails to provide that service for 30 days after receiving a notice from the terminating party of its failure to perform. Neither we nor Wendy’s will be liable under the shared services agreement for damages associated with services provided, or failure to provide services, under that agreement except where (i) the applicable party is grossly negligent or engages in willful misconduct and (ii) the damaged party is disproportionately harmed relative to the other party.

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

In preparation for the spin-off, we will continue to build the infrastructure necessary to be a stand alone public company. We have added resources in the financial reporting, treasury, corporate governance and securities law areas. We expect to have in place sufficient resources in the areas we have historically shared with Wendy’s prior to the separation date. Some shared resources, such as information technology, as discussed above, will extend beyond the separation date.

In accordance with the terms of the master separation agreement, the Company is using commercially reasonable efforts to cause (i) beneficiaries of guarantees entered into by Wendy’s (or its subsidiaries not affiliated with the Company) for liabilities of the Company and its subsidiaries, to release Wendy’s from such guarantees, and (ii) the release of the guarantee by Wendy’s of obligations of the Tim Hortons Children’s Foundation prior to the date of Wendy’s distribution of the remaining shares of the Company to its shareholders. If such release(s) are not obtained by the date of such distribution, the Company and Wendy’s have agreed to continue to work together and use commercially reasonable efforts to cause such guarantees to be released as soon as reasonably practicable.

Operating Income

For the second quarter ended July 2, 2006, we recorded operating income of $98.5 million, an increase of $7.6 million, or 8.3%, compared to the second quarter of 2005. This increase is due primarily to strong revenue growth from both same-store sales and new unit expansion. General and administrative expenses were $2.4 million higher in the second quarter of 2006 than the second quarter of 2005 due primarily to higher restricted stock unit expenses as a result of the acceleration of vesting due to the expected spin-off by Wendy’s (see General and Administrative Expenses). Income from equity investments was $1.0 million higher than the second quarter of 2005 primarily from our bakery joint venture and our TIMWEN Partnership (which leases Canadian Tim Hortons/Wendy’s combination restaurants). Other income decreased $1.7 million in the second quarter of 2006 compared to the second quarter of 2005 due to a gain on sale of assets of $1.7 million in 2005 that did not recur.

Operating income of $181.6 million for the year-to-date period ended July 2, 2006 was $18.2 million or 11.1% higher than the comparable period in 2005 due to strong same-store sales and new unit expansion and higher equity income of $1.8 million from our bakery joint venture and our TIMWEN Partnership offset by higher general and administrative expenses of $5.2 million. Other income decreased $0.7 million in the year-to-date period ended July 2, 2006 compared to the same period in the prior year as a result of the above-mentioned gain on sale of assets that occurred in 2005 that did not recur, offset by foreign exchange gains in 2006.

In the first quarter of 2006, we opened a new distribution facility in Guelph, Ontario which enables us to deliver frozen and refrigerated products and to expand our shelf-stable distribution operations. Once fully operational, this distribution centre will service approximately 85% of our Ontario stores for shelf-stable, frozen and some refrigerated products. In the second quarter of 2006, we began distributing frozen and refrigerated products. We have delayed our schedule for full implementation from this facility because training, recruiting, and the implementation of certain systems has been more challenging than we initially expected and because we are focused on avoiding any potential disruption of supply to our franchisees. Our initial goal was to service approximately 65% of the Ontario stores by year-end 2006. The new target date is to service approximately 65% of our Ontario stores by early 2007, with full implementation by mid to late 2007. We will continue to incur higher distribution costs without the full benefit of new distribution revenues and our profit margins will continue to be adversely affected until frozen distribution from our Guelph facility is fully implemented. Margins on frozen products are lower than some of our other products but will be a positive contribution to our net income once we are fully operational. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our stores efficiently and effectively while contributing to our profitability.

Segment Operating Income

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results for Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be Canada and the U.S.

Segment operating income increased $5.5 million, or 5.6% for the second quarter of 2006 as compared to the second quarter of 2005. Our Canadian segment operating income increased by $3.9 million, or 3.9% in the second quarter of 2006 compared to the second quarter of 2005. Our growth in the Canadian business segment was offset, in part, by resources added in preparation to be a stand-alone public company. On a consolidated basis, these increases were offset by a reduction in shared services costs, which was included in corporate expenses. Also included in the Canadian operating segment was $1.7 million gain from the sale of assets in the second quarter of 2005 that did not recur in the second quarter of 2006. Canadian average same-store sales increased 6.1% over the second quarter of 2005 and we opened 24 new system restaurants in the second quarter of 2006 in Canada. The U.S. operating segment income was $0.5 million in the second quarter of 2006 compared to a $1.1 million loss in the second quarter of 2005. U.S. average same-store sales increased 8.4% in the quarter compared to 2005 and we opened 6 new restaurants. This improvement in our U.S. business is primarily a result of higher sales volumes. Losses from company-operated restaurants were flat compared to the second quarter of 2005.

Segment operating income increased $17.3 million, or 9.6% for the year-to-date period ended July 2, 2006 as compared to the year-to-date period ended July 3, 2005. Our Canadian segment operating income increased by $13.8 million, or 7.6% in the year-to-date period ended July 2, 2006 compared to the year-to-date period ended July 3, 2005. Canadian average same-store sales in the year-to-date period ended July 2, 2006 increased 7.3% over the year-to-date period ended July 3, 2005, and we opened 44 new system restaurants in the year-to-date period ended July 2, 2006 in Canada. Our growth in the Canadian business segment was offset, in part, by resources added in preparation to be a stand-alone public company. On a consolidated basis, these increases were offset by a reduction in shared services costs, which was included in corporate expenses. The U.S. operating segment income was $0.9 million in the year-to-date period ended July 2, 2006 compared to a $2.6 million loss in the year-to-date period ended July 3, 2005. U.S. average same-store sales for the year-to-date period ended July 2, 2006 increased 9.1% compared to the similar period in 2005, and we opened 13 new restaurants in the 2006 year-to-date period. This improvement in our U.S. business is primarily a result of higher sales volumes. Losses from company-operated restaurants in the year-to-date period of 2006 were flat compared to the year-to-date period of 2005.

The following tables show information about the operating income of our reportable segments:

Operating Income (Loss)

	Second Quarter				Change from Prior Year
	July 2, 2006	% of Revenues	July 3, 2005	% of Revenues	Dollars	Percentage
Canada	$104,334	25.6%	$100,425	27.3%	$3,909	3.9%
U.S.	495	0.1%	(1,139)	(0.3)%	1,634	143.5%

Total Segment operating income	104,829	25.8%	99,286	26.9%	5,543	5.6%
Corporate(1)	(6,321)	(1.6)%	(8,342)	(2.3)%	2,021	24.2%

Total operating income	$98,508	24.2%	$90,944	24.7%	$7,564	8.3%

	Year-to-date				Change from Prior Year
	July 2, 2006	% of Revenues	July 3, 2005	% of Revenues	Dollars	Percentage
Canada	$196,244	25.2%	$182,420	26.4%	$13,824	7.6%
U.S.	888	0.1%	(2,596)	(0.4)%	3,484	134.2%

Total Segment operating income	197,132	25.3%	179,824	26.0%	17,308	9.6%
Corporate(1)	(15,513)	(2.0)%	(16,371)	(2.4)%	858	5.2%

Total operating income	$181,619	23.3%	$163,453	23.6%	$18,166	11.1%

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses.

Basis of Presentation

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of the Company’s financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been be carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the note payable to Wendy’s resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows will now be in Canadian dollars, in accordance with SFAS No. 52 – Foreign Currency Translation. The functional currency of each of our operating subsidiaries is the local currency in which each subsidiary operates, which is either the Canadian or U.S. dollar. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars.

The discussion below should be read in conjunction with our historical interim condensed consolidated financial statements and the notes for a full understanding of our financial position and results of operations, as well as our annual consolidated financial statements, the notes thereto, and as financial definitions included in our registration statement on Form S-1 (Registration No. 333-130035) as filed with the SEC on December 1, 2005 as amended thereafter, as well as the Company’s periodic reports on Form 10-Q filed prior to the date hereof.

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the second quarter of 2006 as compared to the second quarter of 2005.

	Second Quarter ended				Change from Prior Year
	July 2, 2006	% of Revenues	July 3, 2005	% of Revenues	$	%
Revenues
Sales	$263,453	64.8%	$242,422	65.8%	$21,031	8.7%
Franchise revenues:
Rents and royalties(1)	126,843	31.2%	115,240	31.3%	11,603	10.1%
Franchise fees	16,475	4.1%	10,858	2.9%	5,617	51.7%

	143,318	35.2%	126,098	34.2%	17,220	13.7%

Total revenues	406,771	100.0%	368,520	100.0%	38,251	10.4%

Costs and expenses
Cost of sales	229,278	56.4%	208,939	56.7%	20,339	9.7%
Operating expenses	43,748	10.8%	41,081	11.1%	2,667	6.5%
Franchise fee costs	17,011	4.2%	12,458	3.4%	4,553	36.5%
General and administrative expenses	27,493	6.8%	25,069	6.8%	2,424	9.7%
Equity (income)	(9,144)	(2.2)%	(8,193)	(2.2)%	(951)	11.6%
Other (income) expense, net	(123)	(0.0)%	(1,778)	(0.5)%	1,655	(93.1)%

Total costs and expenses, net	308,263	75.8%	277,576	75.3%	30,687	11.1%

Operating income	98,508	24.2%	90,944	24.7%	7,564	8.3%

Interest (expense)	(6,652)	(1.6)%	(1,135)	(0.3)%	(5,517)	n/m
Interest income	4,433	1.1%	657	0.2%	3,776	n/m
Affiliated interest (expense), net	(1,087)	(0.3)%	(1,438)	(0.4)%	351	(24.4)%

Income before income taxes	95,202	23.4%	89,028	24.2%	6,174	6.9%
Income taxes	18,892	4.6%	28,129	7.6%	(9,237)	(32.8)%

Net income	$76,310	18.8%	$60,899	16.5%	$15,411	25.3%

n/m – Not meaningful

(1)	See Note (1) in the following table below.

Below is a summary of comparative results of operations and a more detailed discussion of results for the year-to-date period ended July 2, 2006 and July 3, 2005.

	Year-to-date Period ended				Change from Prior Year
	July 2, 2006	% of Revenues	July 3, 2005	% of Revenues	$	%
Revenues
Sales	$506,104	64.9%	$451,718	65.3%	$54,386	12.0%
Franchise revenues:
Rents and royalties(1)	242,367	31.1%	217,296	31.4%	25,071	11.5%
Franchise fees	31,058	4.0%	23,095	3.3%	7,963	34.5%

	273,425	35.1%	240,391	34.7%	33,034	13.7%

Total revenues	779,529	100.0%	692,109	100.0%	87,420	12.6%

Costs and expenses
Cost of sales	443,190	56.9%	392,006	56.6%	51,184	13.1%
Operating expenses	86,743	11.1%	79,275	11.5%	7,468	9.4%
Franchise fee costs	30,928	4.0%	24,494	3.5%	6,434	26.3%
General and administrative expenses	55,779	7.2%	50,532	7.3%	5,247	10.4%
Equity (income)	(17,597)	(2.3)%	(15,799)	(2.3)%	(1,798)	11.4%
Other (income) expense, net	(1,133)	(0.1)%	(1,852)	(0.3)%	719	(38.8)%

Total costs and expenses, net	597,910	76.7%	528,656	76.4%	69,254	13.1%

Operating income	181,619	23.3%	163,453	23.6%	18,166	11.1%

Interest (expense)	(10,768)	(1.4)%	(1,988)	(0.3)%	(8,780)	n/m
Interest income	6,862	0.9%	1,409	0.2%	5,453	n/m
Affiliated interest (expense), net	(7,876)	(1.0)%	(3,192)	(0.5)%	(4,684)	n/m

Income before income taxes	169,837	21.8%	159,682	23.1%	10,155	6.4%
Income taxes	29,937	3.8%	51,282	(7.4)%	(21,345)	(41.6)%

Net income	$139,900	17.9%	$108,400	15.7%	$31,500	29.1%

n/m – Not meaningful

(1)	Rents and royalties revenues consist of (a) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (b) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our financial statements, other than approximately 85 franchisees on average in the second quarter of 2006 and approximately 79 franchisees on average in the second quarter of 2005, whose results of operations are consolidated with ours pursuant to FIN 46R. However, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Second Quarter ended		Year-to-date Period ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$961,724	$869,027	$1,840,704	$1,643,866
U.S. (in thousands of U.S. dollars)	$60,725	$49,636	$117,057	$94,942

Revenues

Sales

In the second quarter of 2006, sales were $263.5 million, an increase of $21.0 million, or 8.7%, over the second quarter of 2005. Warehouse sales increased $18.5 million, or 9.2%, driven by an estimated $6.2 million increase due to higher average same-store sales and approximately $12.0 million increase due to the number of franchise restaurants open offset by the effects of foreign exchange and changes year-over-year arising from the consolidation of restaurants under FIN 46. Warehouse sales were also impacted by an increase in coffee sales of approximately $2.4 million in the second quarter of 2006 compared to the second quarter of 2005 as a result of rising prices with respect to the underlying cost of coffee which has, in part, been passed on to franchisees.

Company-operated restaurant sales were $17.6 million and $17.2 million in the second quarter of 2006 and 2005, respectively. Appreciation of the Canadian dollar relative to the U.S. dollar decreased Company-operated restaurant sales as we have a higher proportion of Company-operated stores in the U.S.

The consolidation under FIN 46R of an average of 85 and 79 franchise restaurants during the second quarter of 2006 and 2005 resulted in sales of $27.2 million and $25.1 million, respectively.

Sales for the year-to-date period ended July 2, 2006 were $506.1 million, compared to $451.7 million for the year-to-date period ended July 3, 2005, an increase of 12.0%. Warehouse sales were $421.0 million in this period compared to $372.4 million in the comparable period of 2005, an increase of $48.6 million or 13.0% driven by an estimated $17.5 million increase due to higher average same-store sales, approximately $22.2 million increase due to the number of franchise restaurants opened, and approximately $7.5 million increase in coffee sales (as a result of rising prices with respect to the underlying cost of coffee, which has in part, been passed on to franchisees). The Company-operated restaurant sales increased by $0.7 million or 2.2% because of the addition of 3 restaurants to the existing base of 99 at the end of second quarter of 2005. Foreign exchange impacted the Company-operated sales due to the weakening of the U.S. dollar over the last year and the fact that we have 61% of our Company-operated restaurants in the U.S. Total sales were impacted by the consolidation under FIN 46R, on average, of 86 restaurants in the year-to-date period ended July 2, 2006 compared to an average of 78 stores in the year-to-date period in 2005.

U.S. sales are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar during the second quarter of 2006 reduced the value of reported sales by approximately 1% compared to the value that would have been reported had there been no exchange rate movement. Changes in foreign exchange rates reduced the year-to-date sales by 0.8%.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $11.6 million, or 10.1%, in the second quarter of 2006 over the second quarter of 2005. Our net growth in both rental income and royalty income is driven by an increase of approximately $6.5 million due to the positive average same-store sales growth over this time period and approximately $5.1 million improvement due to an increase in the number of franchised restaurants open. Stronger same-store sales growth was driven by our promotional calendar, new product offerings, operational execution at store level and price increases, estimated to be approximately 2%-3%. Price increases are typically used to offset higher costs at the restaurant level, typically for labour and food costs.

The rent and royalties component of the franchise revenues has increased by $25.1 million or 11.5% in the year-to-date period ended July 2, 2006 over the comparable period in 2005. Our growth in both rental income and royalty income is driven by an increase of approximately $15.3 million due to positive average same-store sales growth over this period and $9.8 million from the addition of 164 franchise restaurants (over 2,656 franchise restaurants existing at the end of second quarter of 2005). We believe our consistent same-store sales growth has been the result of promotional activity, new product offerings, continuous improvement in store-level operations, and price increases at the restaurant level in some regions.

Franchise Fees. Franchise fees during the second quarter of 2006 increased $5.6 million, or 51.7%, from the second quarter of 2005, mainly due to a higher number of unit sales in both Canada and the U.S. of $2.9 million, and an approximately $1.8 million increase in restaurant resales, replacements, and transfers, as well as recognition of higher deferred franchise fees from our U.S. franchisees.

Franchise fee revenues for the year-to-date period ended July 2, 2006 increased $8.0 million or 34.5% compared to the same period in 2005 as a result of a higher number of restaurants opened in the period as well as a higher proportion of standard store openings compared to the same period in 2005.

U.S. franchise revenues are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between the second quarters of 2006 and 2005 and for the year-to-date period ended July 2, 2006, compared to the same period of 2005, reduced the value of reported franchise revenues by approximately 0.8% and 0.7%, respectively, over the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $20.3 million, or 9.7% compared to the second quarter of 2005. This increase was primarily driven by an increase in warehouse cost of sales of $18.9 million, or 11.1%, during the period of which $5.4 million resulted from an increase in systemwide sales and a $10.5 million increase due to the number of franchise restaurants open. In addition, warehouse cost of sales was also impacted by a $2.3 million increase in the cost of coffee.

Cost of sales increased $51.2 million or 13.1% for the year-to-date period ended July 2, 2006 compared to the same period in 2005. Warehouse cost of sales for the year-to-date period ended July 2, 2006, was $366.7 million, an increase of 15.0% compared to the same period in 2005. The increase was driven by: $15.2 million increase in systemwide sales, including pricing impacts, $19.2 million due to the number of franchise restaurants opened, and $7.4 million due to the increase in the cost of coffee.

In addition, warehouse cost of sales has increased in both the second quarter and year-to date period ended July 2, 2006 compared to 2005 as a result of the costs associated with the opening of the Guelph, Ontario distribution centre in the first quarter of 2006 and the revisions to our schedule for the phasing in of our move to frozen distribution from the Guelph distribution centre. See “Operating Income” above.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of company-operated restaurants. These costs remained flat at $18.6 million in the second quarter 2005 and the second quarter of 2006. The number of company-operated restaurants increased by 3 restaurants in the second quarter of 2006 as compared to the second quarter 2005. On a year-to-date basis, Company-operated restaurant cost of sales was flat at $36.2 million and $36.1 million in 2006 and 2005, respectively.

The consolidation of 85 and 79 franchise restaurants, on average, under FIN 46R during the quarters ended July 2, 2006 and July 3, 2005, respectively, resulted in cost of sales of $21.2 million and $19.7 million, respectively. On a year-to-date basis in 2006, the consolidation of 86 and 78 franchise restaurants, on average, under FIN46R resulted in cost of sales of $40.3 million compared to $37.0 million in cost of sales for the year-to-date comparable period in 2005.

The strengthening of the Canadian dollar relative to the U.S. dollar during the second quarter of 2006 over the second quarter of 2005 reduced the value of reported cost of sales by approximately 1.1% and on a year-to-date basis by 0.8%.

Operating Expenses

Total operating expenses representing primarily rent expense and property costs increased by $2.7 million in the second quarter of 2006 as compared to the second quarter of 2005, representing an increase of 6.5%. Operating expenses of $86.7 million for the year-to-date period ended July 2, 2006 increased $7.5 million over the comparative period in 2005. These increases were driven by higher rent expense and other property costs as a result of the number of properties being leased and then subleased to franchisees. In addition, certain operating costs included in operating expenses related to our distribution facilities increased year-over-year.

Franchise Fee Costs

Franchise fee costs increased $4.6 million, or 36.5%, from the second quarter of 2005, mainly due to an increase in new restaurant sales.

Franchise fee costs of $30.9 million in the year-to-date period ended July 2, 2006 increased $6.4 million from the year-to-date period ended July 3, 2005 also as a result of new restaurant sales.

General and Administrative Expenses

General and administrative expenses increased $2.4 million from $25.1 million in the second quarter ended July 3, 2005 to $27.5 million in the second quarter of 2006. The increase is attributable to increased compensation costs related to the acceleration of vesting of Wendy’s restricted stock units to some of our employees of $1.9 million (see below), costs associated with the increase in the number of employees and salary levels as we prepare to be a stand alone company, offset by lower shared service costs from Wendy’s (excluding expenses related to restricted stock units) in the second quarter of 2006 compared to the second quarter of 2005.

Wendy’s started issuing (on our behalf), and we started expensing restricted stock units in May 2005. Prior to that, stock options of Wendy’s were issued to our employees. The Wendy’s stock compensation plans provide for immediate vesting of restricted stock units upon a disposition of a subsidiary of Wendy’s, which would include the expected spin-off of the Company by Wendy’s. In June 2006, Wendy’s announced that its Board of Directors had confirmed its intent to complete the spin-off and is targeting October 1, 2006 for completion of the transaction, assuming it has received a favourable ruling from the U.S. Internal Revenue Service on the tax-free status of the spin-off to U.S. shareholders by that time. Accordingly, the number of awards expected to vest has been increased, and the expected service periods of the grants made to employees have been shortened, so that all unvested awards are treated as though they will be fully vested by October 1, 2006. This change in estimated requisite service period and estimated forfeitures resulted in incremental compensation cost of $1.6 million in the second quarter.

In the second quarter of 2005, cost allocations from Wendy’s were primarily based on specific identification and the relative percentage of our revenues and headcount to the respective total Wendy’s costs. These allocations as prescribed in the shared services agreement in the second quarters of 2006 and 2005 have been calculated on a comparable basis and totaled $2.6 million and $3.9 million on a pre-tax basis, respectively, excluding costs related to restricted stock units.

As a result of the strengthening Canadian dollar, general and administrative expenses denominated in U.S. dollars were approximately $0.8 million lower in the second quarter of 2006 compared to the second quarter of 2005.

As a percentage of revenues, general and administrative expenses remain the same at 6.8% in the second quarter of 2005 and in the second quarter of 2006.

General and administrative expenses were $55.8 million for the year-to-date period ended July 2, 2006, a 10.4% increase, or $5.2 million, over the year-to-date period ended July 3, 2005. This increase was driven by $2.7 million in compensation costs related to restricted stock units including $1.6 million due to the accelerated vesting, discussed above, IPO costs expensed in the first quarter of 2006 of $1.6 million, and increased salary costs as we add resources in preparation of being a stand-alone public company, offset by lower shared services costs in the year-to-date period of 2006 compared to the year-to-date period of 2005.

The Company’s Compensation Committee approved awards of 324,199 restricted stock units on August 1, 2006 to officers and certain employees. The fair market value (the mean of the high and low prices for the Company’s common shares traded on the Toronto Stock Exchange) on August 1, 2006 was $27.985 per share. This grant was originally scheduled to be made in May 2006 and as a result of the delay, will vest over a maximum 27-month period or a shorter period in accordance with SFAS 123R with respect to retirement eligible employees. Compensation costs related to this grant are expected to be approximately $3.1 million in the third quarter of 2006 and approximately $0.8 million in subsequent quarters, assuming all vesting assumptions remain constant. The expense in the first quarter after the grant is higher due to the immediate expensing of units awarded to retirement eligible employees, in accordance with SFAS No. 123R.

Compensation expense related to restricted stock units in the third quarter of 2006 is expected to be approximately $5 million higher than the third quarter of 2005 primarily as a result of the accelerated vesting of the remaining portion of the Wendy’s 2005 grant and the immediate expensing of the 2006 grants to retirement eligible employees.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits and some bread products and our TIMWEN Partnership which acts as the lessor to most of our Canadian Tim Hortons/Wendy’s combination restaurants. In the second quarter of 2006, equity income was $9.1 million, up $0.9 million from the second quarter of 2005 primarily as a result of stronger systemwide sales growth. For the year-to-date period ended July 2, 2006, equity income was $17.6 million as compared to $15.8 million for the year-to-date period ended July 3, 2005, an 11.4% increase.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest. Other income, net of other expenses, decreased by $1.7 million from the second quarter of 2005 relating primarily to a $1.7 million gain on an asset sale in the second quarter of 2005 that did not recur in 2006. Other income of $1.1 million for the year-to-date period ended July 2, 2006 was $0.7 million lower than the year-to-date period ended July 3, 2005 due to the $1.7 million gain on an asset sale in 2005 offset by foreign exchange losses.

Interest Expense (Including Affiliated Interest Expense, Net)

Interest expense was $7.7 million in the second quarter of 2006 and $2.6 million in the second quarter of 2005, an increase of $5.1 million. Interest expense on third party borrowings was $6.7 million in the second quarter of 2006 compared to $1.1 million in the second quarter of 2005. The increase was a result of the new third party borrowings entered into in the first quarter of 2006 (see also “Liquidity and Capital Resources – Credit Facilities”). Affiliate interest expense, net, was $1.1 million in the second quarter of 2006 compared to $1.4 million in the second quarter of 2005. Affiliate interest expense, net, in the second quarter was incurred on the Wendy’s US$960 million note which was fully repaid in April 2006. Affiliate interest expense, net, in the second quarter of 2005 was incurred on borrowings from Wendy’s that ranged in interest rates from 3.3% to 7.25%. These borrowings were settled in the fourth quarter of 2005.

Interest expense increased $13.5 million in the year-to-date period ended July 2, 2006 as compared to the year-to-date period ended July 3, 2005 driven primarily by higher external borrowings in 2006. Affiliate interest expense, net was $7.9 million for the year-to-date period ended July 2, 2006 compared to $3.2 million for the year-to-date period ended July 3, 2005 as a result of higher borrowings from Wendy’s in 2006.

Historically, affiliated interest expense, net, in the consolidated statements of operations reflected interest costs related to specific net borrowings by us from Wendy’s. Wendy’s did not allocate a portion of its external debt interest cost to us. As a result, interest expense recorded by us in 2005 does not reflect the expense we would have incurred as a stand-alone company.

Interest Income

Interest income was $4.4 million in the quarter ended July 2, 2006 and $0.7 million in the second quarter of 2005, primarily relating to higher average cash balances on hand including the proceeds from the IPO in March 2006 and higher interest rates. Interest income was $6.9 million for the year-to-date period ended July 2, 2006 compared to $1.4 million for the year-to-date period ended July 3, 2005 primarily related to higher average cash balances along with higher interest rates.

Income Taxes

The Company’s provision for income taxes includes provisions for U.S. and Canadian taxes. The Company and its U.S. entities currently join in the filing of a consolidated U.S. tax return with Wendy’s and its other subsidiaries. The Company’s U.S. income tax provision and related deferred income tax amounts are determined as if the Company filed tax returns on a stand alone basis, and is adjusted in accordance with the Company’s tax sharing agreement with Wendy’s.

The effective income tax rate for the quarter ended July 2, 2006 was 19.8%, compared to 31.6% for the comparative period ended July 3, 2005. The effective income tax rate for the year-to-date period ended July 2, 2006 was 17.6% compared to 32.1% for the comparative year-to-date period ended July 3, 2005.

The Company has realized a number of tax benefits year-to-date that it does not expect to realize in subsequent periods. In the quarter ended July 2, 2006, the Company resolved tax audits which, reflecting the consolidated US and Canadian tax impact, gave rise to an $11.4 million consolidated income tax reserve release. In the quarter ended April 2, 2006, the Company had a reversal of $5.8 million in deferred tax relating to Canadian withholding taxes originally accrued for inter-company cross-border dividends that, because of the IPO and related capital restructuring, are no longer expected to be paid (compared to $1.3 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005). The quarter ended April 2, 2006 was also favorably affected by $4.3 million in permanent book and tax differences for losses on certain hedging transactions.

Our tax provision reflects an expected benefit for certain foreign tax credits in accordance with the tax sharing agreement with Wendy’s. The utilization of these credits in Wendy’s consolidated tax return is dependent upon the tax position of Wendy’s during its 2006 taxation year and other factors, including tax planning strategies. Loss of the ability to utilize these tax credits in the current year could substantially increase our tax provision and effective tax rate, and reduce our cash flow. The impact cannot be determined at this time, but could be as much as 35% of Wendy’s domestic tax loss, if any. Wendy’s management believes that it is more likely than not that these credits will be utilized in Wendy’s consolidated tax return in the current year.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the 2001 and subsequent taxation years. The Internal Revenue Service is currently conducting a federal income tax examination of Wendy’s (the Company’s current consolidated tax group) for the years 2001 through 2006. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

Comprehensive Income

In the second quarter of 2006, comprehensive income was $60.6 million compared to $66.9 million in the second quarter of 2005. Net income increased $15.4 million from the second quarter of 2005 to the second quarter of 2006. Other components of comprehensive income included translation expense of $16.1 million and an unrealized gain from cash flow hedges of $0.5 million, net of tax. The translation expense for the second quarter of 2006 was driven primarily by the realized loss on net investment hedges of $7.2 million, (net of taxes of $4.2 million), and exchange rate fluctuations between periods. This loss on the net investment hedge is included in the translation adjustments component of other comprehensive income in the second quarter and year-to-date period of 2006.

Comprehensive income for the year-to-date period ended July 2, 2006 was $104.6 million compared to $115.0 million in the year-to-date period ended July 3, 2005. Net income in the 2006 year-to-date period was $31.5 million higher than the comparable period in 2005, offset by translation losses of $36.6 million in the year-to-date period of 2006, including translation losses from a net investment hedge of $4.6 million (net of taxes of $2.7 million) compared to translation gains of $4.2 million for the comparable year-to-date period in 2005. Comprehensive income from cash flow hedges resulted in a net increase of $1.3 million in the year-to-date period of 2006 compared to income of $2.5 million in the year-to-date period of 2005.

Liquidity and Capital Resources

Overview

Our primary liquidity and capital requirements are for new store construction and general corporate needs. Historically, our working capital needs have not been significant because of our focused management of accounts receivable and inventory. Operating cash flows have historically funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. We believe that we will generate adequate operating cash flows to fund both our capital expenditures and expected debt service and dividend requirements in the long term.

In February 2006, the Company entered into an unsecured senior credit facility and a bridge loan facility (see Credit Facilities).

For so long as Wendy’s is required to consolidate our results of operations and financial position, the master separation agreement provides that we may not incur any additional indebtedness if the incurrence of indebtedness either (i) will cause Wendy’s to be in breach or default under any contract or agreement, (ii) is reasonably likely, in Wendy’s reasonable opinion, to adversely impact Wendy’s credit rating or (iii) involves more than US$10.0 million, without a written consent from Wendy’s. Under the master separation agreement, we are permitted to incur indebtedness under our senior bank facility or refinance our bridge loan facility.

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

Credit Facilities

As of January 1, 2006, we had a $25.0 million revolving credit facility that was guaranteed by Wendy’s and undrawn except for approximately $5.0 million that was committed to support standby letters of credit. This facility was cancelled on February 28, 2006 and replaced with new facilities except for the amount being used to support the standby letters of credit ($2.6 million) which will remain in place until the expiration of the respective letters of credit.

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

The $200.0 million Canadian revolving credit facility includes an overdraft facility of $15.0 million. This facility is undrawn as at July 2, 2006 except for approximately $2.1 million being used to support standby letters of credit. The revolving credit facility components of the senior bank facility may be borrowed and repaid on a revolving basis over the life of that facility until February 28, 2011. These borrowings may be made under different floating rate loan indices as selected by us or one of our principal subsidiaries and will include, where applicable, a margin determined by our “applicable leverage ratio,” as defined in the agreement governing the senior bank facility or, if applicable, the rating level of our long-term debt (if and when applicable). The senior bank facility will mature in 2011. To limit our exposure to interest rate variability we entered into an interest rate swap with two financial institutions in February 2006 for $100.0 million of our $300.0 million term loan facility that converts a portion of the variable rate debt from floating rate to fixed rate. The interest rate swap essentially fixed the interest rate on one-third of the $300.0 million term loan facility to 5.175% and matures on February 28, 2011.

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

The credit facilities contain certain covenants that will limit the ability of us and certain of our subsidiaries to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of our business; enter into transactions with affiliates; and restrict dividends (see also Part II, Item 2) or enter into certain restrictive agreements. The credit facilities also require compliance with a maximum debt coverage ratio and a minimum fixed charge coverage ratio. The maximum debt coverage ratio must not exceed 3.50 in respect of the first fiscal quarter ending after February 28, 2006, and 2.50 thereafter and is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business (as amended on April 24, 2006 – see discussion below). Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market liability under swap agreements and guarantee liabilities. The Company was in compliance with these ratios as at July 2, 2006.

The minimum fixed charge coverage ratio must be no less than 2.25 in respect of the first fiscal quarter ending after February 28, 2006, and 2.75 thereafter. It is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges (as amended on April 24, 2006 – see discussion below). Consolidated fixed charges includes interest, rent expense, cash dividends paid by Tim Hortons Inc. before the IPO, and principal payments made under the US$960 million note to Wendy’s after March 3, 2006, less share issuance proceeds and proceeds of additional subordinated debt, to the extent the foregoing are used to repay principal under the US$960 million note to Wendy’s.

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

In September 2005, we distributed, as a dividend on our common stock, a promissory note to Wendy’s in the principal amount of US$960.0 million ($1.1 billion). We issued the US$960.0 million note to Wendy’s in order to introduce additional leverage in our capital structure and to provide Wendy’s with a return on its investment in us prior to the IPO through a distribution of current and accumulated earnings and profits. The note was payable within 30 days of demand and bore an interest rate of 3.0% per annum. We paid Wendy’s approximately US$12.7 million of accrued interest, and repaid approximately US$427.4 million of principal, on March 3, 2006 with proceeds from the $300.0 million term loan component of our senior bank facility and our $200.0 million bridge loan facility plus available cash. On April 26, 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million plus accrued interest of US$2.0 million using the proceeds from our IPO.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities was $4.6 million in the year-to-date period ended July 2, 2006 as compared to $87.9 million in cash provided from operations in the year-to-date period ended July 3, 2005, a decline of $83.3 million. Interest payments, and tax payments in connection with the resolution of Canadian tax audits, were higher by $27.4 million and $39.8 million, respectively, compared to the year-to-date period ended July 3, 2005. In addition, in the year-to-date period ended July 2, 2006, the Company paid US$28.0 million ($32.4 million) to settle certain hedging arrangements entered into in the third and fourth quarters of 2005. Other factors contributing to the lower operating cash flows include differences in working capital relating to payments of accounts payable, accrued expenses, inventory and amounts due from and to Wendy’s. Operating income was higher in the year-to-date period ended July 2, 2006 by $18.2 million compared to the same period in 2005, partially offsetting these operating cash flow declines. Depreciation and amortization expense for the year-to-date periods ended July 2, 2006 and July 3, 2005 was $34.8 million and $34.7 million, respectively.

Investing Activities. Net cash used in investing activities totaled $72.8 million in the year-to-date period ended July 2, 2006 compared to $109.9 million in the year-to-date period ended July 3, 2006. Capital expenditures in the year-to-date period ended July 2, 2006 were $73.9 million compared to $89.6 million in the comparable period in 2005. Other significant items impacting our investing cash flows in the year-to-date period in 2005 were net loans repaid to Wendy’s of $21.9 million.

Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and technology initiatives, and other capital expenditures. A summary of capital expenditures for the quarter are as follows:

	Year-to-date ended
	July 2, 2006	July 3, 2005
	(in millions)
Capital expenditures
New restaurants	$42.4	$51.0
Store improvements	14.3	10.9
Guelph Distribution Centre	13.8	19.8
Other capital needs	3.4	7.9

Total capital expenditures	$73.9	$89.6

In the first quarter of 2006, we substantially completed and commenced operations of our new Guelph distribution and warehouse facility which will better serve our distribution needs. Substantially all of the expected investment in the new facility of approximately $74 million had been made as at July 2, 2006. In the year-to-date period ended July 2, 2006, we opened 44 new restaurants in Canada and 13 in the U.S. compared with 33 in Canada and 13 in the U.S. in the year-to-date period ended July 3, 2005. In fiscal 2006 we expect to open 140 to 150 new restaurants in Canada and 40 to 50 new restaurants in the U.S. Although we anticipate new restaurant development will continue in the range of 180 to 200 stores annually, future escalation of real estate, construction costs and labour availability (in some regions) may slow this growth and our mix between standard and non-standard restaurants may shift towards non-standard depending upon real estate availability, and market needs, among other things. We expect fiscal 2006 capital expenditures to be between $185.0 million and $210.0 million for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. We anticipate future capital needs related to our normal business activities will be funded through ongoing operations.

Financing Activities. Financing activities provided cash of $50.2 million in the year-to-date period ended July 2, 2006 and used cash of $31.1 million in the comparable period of 2005. In the first quarter of 2006, we entered into new credit facilities providing $498.3 million net proceeds related to debt in the principal amount of $500.0 million and incurred $1.7 million in financing costs that have been deferred over the terms of the related facilities of which $0.3 million related to the bridge facility was written off upon repayment of this facility ($200.0 million) in the second quarter ended July 2, 2006. Also in the first quarter of 2006, we completed our IPO, issuing 33,350,000 shares of our common stock at an offering price of $27.00 (US$23.162) per share. The IPO generated cash proceeds of $903.8 million and share issuance costs paid in the year-to-date period of 2006 was $61.3 million. The net proceeds from the new credit facilities and from the IPO were used to repay the US$960.0 million note to Wendy’s plus accrued interest of US$14.6 million.

In the year-to-date period ended July 3, 2005, cash used in financing activities was $31.1 million mainly driven by repayment of borrowings to Wendy’s.

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

We had a negative foreign exchange impact on our U.S. cash held of $34.1 million in the year-to-date period ended July 2, 2006 which was primarily related to the IPO proceeds held in U.S. dollars prior to repaying the Wendy’s note and the bridge loan facility.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of July 2, 2006 and July 3, 2005 as that term is described by the SEC.

Application of Critical Accounting Policy

On November 18, 2005, the Company’s stockholder approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. A total of 80,366 million awards were made under the 2006 Plan in the second quarter of 2006 (see below), and no awards were made under this plan in 2005.

Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans and tables summarizing stock option and restricted stock unit activity for the Company’s employees.

Prior to January 2, 2006, Wendy’s and the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 were granted at market value at the date of grant, and therefore had no intrinsic value at grant date, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, Wendy’s accelerated the vesting of all outstanding options, excluding those held by the independent directors of Wendy’s. Prior to January 2, 2006, compensation expense related to restricted stock unit awards was measured based on the market value of Wendy’s common stock on the date of grant. Wendy’s generally satisfies exercises of options through the issuance of authorized but previously unissued shares of Wendy’s stock.

Wendy’s restricted stock units granted to Company employees in 2005 under the Wendy’s 2003 Stock Incentive Plan (the “Wendy’s Plan”), would have vested in accordance with the vesting schedule of the 2005 award agreements on May 1, 2006 (one-third of total amount of the 2005 grant). These awards were converted to the Company’s restricted stock units on May 1, 2006, at an equivalent fair value, immediately vested, and then net-settled with 61,256 of the Company’s shares, after provision for the payment of each employee’s minimum statutory withholding tax requirements. The 61,256 shares were purchased by an agent of the Company on behalf of the eligible employees on the open market on May 1, 2006 at an average purchase price of $30.543. In accordance with SFAS No. 123R, no incremental compensation cost was recorded since there was no change in the fair value of the awards upon conversion. The Company may choose to settle the remaining two-thirds of Wendy’s restricted stock units held by Company employees in this manner.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is the same for APB Opinion No. 25 and SFAS No. 123R and because all of Wendy’s stock option grants granted to employees of the Company were fully vested prior to January 2, 2006, the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s condensed consolidated balance sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded $2.5 million ($1.6 million net of tax) and $3.4 million ($2.2 million net of tax) in stock compensation expense for restricted stock units for the second quarter and year-to-date periods ended July 2, 2006, respectively, representing both the amount allocated to the Company from Wendy’s based on a specific employee basis and the expense recorded for restricted stock units issued under the Company’s 2006 Plan. Compensation expense for restricted stock unit awards for both the second quarter and year-to-date periods ended July 3, 2005 was $0.6 million ($0.4 million net of tax). As of July 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $3.3 million and is expected to be recognized over a weighted-average period of 0.5 years. The weighted-average period over which the unrecognized compensation cost will be recognized reflects the acceleration of vesting resulting from the expected full spin-off of the Company from Wendy’s as discussed in Note 4, Stock-Based Compensation.

Market Risk

With the exception of the items discussed herein, our exposure to various market risks remain substantially the same as reported on January 1, 2006. Our disclosures about market risk are incorporated herein by reference from our registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005 and subsequently amended.

Foreign Exchange Risk

In connection with the completion of our IPO, certain intercompany notes were expected to be repaid and, accordingly, were marked-to-market in fiscal 2005 and resulted in a foreign exchange gain of $3.2 million, net of taxes of $1.9 million. Previously, the translation of these intercompany notes was recorded as a component of comprehensive income, rather than in income, in accordance with SFAS No. 52 — “Foreign Currency Translation”. To manage this additional exposure, we entered into forward currency contracts to sell $500.0 million and buy US$427.4 million. Under SFAS No. 133, these forward currency contracts were designated as highly effective cash flow hedges. In accordance with SFAS No. 133, we defer unrealized gains and losses arising from these contracts until the impact of the related transactions occur. The fair value unrealized losses on these contracts as of January 1, 2006 were $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, we received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million Canadian, resulting in a net cash flow of US$13.1 million ($15.4 million) to the counterparties (representing the difference from contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows for year-to-date period ended July, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.9 million gain was recognized in the first quarter of 2006 as the ineffective portion of the foreign currency contracts.

In the fourth quarter of 2005, we entered into forward currency contracts to sell $578.0 million and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million, as of January 1, 2006. On the maturity dates of April 10-13, 2006, the Company received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended July 2, 2006 as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The fair value realized loss on these contracts was $10.6 million, net of taxes of $6.4 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss) (see Note 5). No amounts related to these net investment hedges impacted earnings.

Interest Rate Risk

Prior to the first quarter of 2006, we have had insignificant external borrowings. We are exposed to interest rate risk affecting our net borrowing costs because our existing borrowings of $300.0 million bear a floating rate of interest. We will seek to manage our exposure to interest rate risk and to lower our net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions. Accordingly, we entered into an interest rate swap with two financial institutions for $100.0 million of our $300.0 million term loan facility that converts a portion of the variable rate debt from floating rate to fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300.0 million term loan facility to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedges Activities. The fair value unrealized gain on this contract as of July 2, 2006 was $1.0 million, net of taxes of $0.6 million. Each one-eighth point change in interest rates would result in a $0.3 million change in interest expense on an annualized basis, after repayment of the bridge loan facility on May 3, 2006. We presently have no intention to enter into speculative swaps or other speculative financial contracts.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, and type and quality of food; changes in economic and political conditions, consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions), and other conditions; harsh weather and other calamities; food costs; labour cost and availability; benefit costs; legal claims; disruptions in supply chain or changes in the price, availability and shipping costs (including changes in international commodity markets, especially for coffee); risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risk associated with the Company being controlled by Wendy’s International, Inc.; risk associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; risk associated with the Company’s significant debt obligations; and other factors set forth in Exhibit 99 attached hereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 38 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Company has disclosed, under the heading “Risk Factors” in our registration statement on Form S-1 (Registration No. 333-130035), originally filed with the SEC on December 1, 2005 and subsequently amended, the risk factors which could materially affect our business, financial condition or future results. Set forth below are additional risk factors that the Company considers to be material that supplement the risk factors set forth in the Registration Statement on Form S-1. You should carefully consider the “Risk Factors” set forth in the S-1, the additional risk factors described below, and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Fluctuations in the value of the Canadian and U.S. dollars can affect the value of our common stock and any dividends we pay.

The majority of our operations and our principal executive office are in Canada. Accordingly, although the Company’s financial statements are presented in accordance with United States generally accepted accounting principles, or GAAP, we report, and will report, our results in Canadian dollars. If you are a U.S. stockholder, the value of your investment in us will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Also, the Company declared its first dividend on July 27, 2006 in Canadian dollars. This dividend will be paid to all registered shareholders with Canadian resident addresses in Canadian dollars. For all other shareholders, the dividend will be converted to U.S. dollars in advance of the payment date, i.e., on the “conversion date,” at the daily noon rate established by the Bank of Canada and paid in U.S. dollars on the payment date. The Company expects that future dividends will be declared and paid in a similar manner. Accordingly, if the U.S. dollar rises in value relative to the Canadian dollar prior to the conversion date, the U.S. dollar value of the dividend payments received by U.S. common stockholders would be less than they would have been if exchange rates were stable. Also, for those shareholders that hold their shares indirectly (e.g., through a broker) and who will receive our dividends in Canadian dollars, if the U.S. dollar weakens in value relative to the Canadian dollar after the conversion date but prior to the payment date, the Canadian dollar value of the dividend payments for these shareholders would be less than they would have been if exchange rates were stable or if the U.S. dollar had strengthened against the Canadian dollar during this period.

Our distribution operations at our new distribution facility in Guelph, Ontario are subject to certain factors that could reduce the profitability of our distribution operations.

We have delayed our schedule for the full implementation of frozen distribution from our facility in Guelph, Ontario because training, recruiting, and the implementation of certain systems has been more challenging than we expected and because we are focused on avoiding any potential disruption of supply to our franchisees. Our initial goal was to service approximately 65% of our Ontario stores by year-end 2006. The new target date is to service 65% of our Ontario stores by early 2007, with the full implementation (servicing 85% of our Ontario stores) by mid to late 2007. We will continue to incur higher distribution costs without the full benefit of new distribution revenues and our profit margins will continue to be adversely affected until frozen distribution from our Guelph facility is fully implemented.

Labour Shortages in Alberta, Canada

Some of our franchisees in certain areas in Alberta, Canada are experiencing labour shortages and have had to operate on reduced hours or with fewer employees per shift. Both of these factors could have an adverse impact on the operations and profitability of the affected franchisees and our franchise revenues, and could have an adverse impact on our brand reputation in these areas. Also, the availability and cost of labour (in addition to other factors we typically consider) are important factors in determining whether to proceed with the development of new restaurants in these areas. We have expended and intend to continue to expend resources to provide support to our affected franchisees, and we continue to look for both short-term and longer-term solutions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b)	As reported in our first quarter Form 10-Q, as of April 2, 2006, the Company incurred actual underwriting discounts, commissions and fees related to the IPO of $54.2 million (US$46.2 million) and other fees and expenses of $8.7 million (US$7.5 million). The Company incurred an additional amount of approximately US$0.1 million in offering costs and expenses in the second quarter of 2006 to bring the total amount of other fees and expenses to US$7.6 million.

As of the first day of the Company’s second fiscal quarter (April 3, 2006), net proceeds from the Company’s IPO on March 24, 2006 of US$718.7 million were invested on a temporary basis in short-term, interest bearing, investment-grade securities. On April 26, 2006, the Company used net proceeds of the offering to repay the remaining balance of principal and accrued interest under the US$960.0 million note payable to Wendy’s in the amount of US$534.6 million. The Company further used net proceeds of the offering plus available cash to repay the $200.0 million bridge loan facility on May 3, 2006. The remaining

IPO proceeds of US$84.1 million were consolidated with cash generated by operations of the Company. During the second quarter, the remaining proceeds and cash generated from operations of certain U.S. subsidiaries of Tim Hortons Inc. were utilized, and are planned to be utilized in the balance of the fiscal year (i) for dividends, (ii) to fund capital expenditures and operations, and (iii) for other general corporate purposes of these U.S. subsidiaries.

   (c)

Issuer Purchases of Equity Securities

	(a) Period Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month # 1 (April 3- May 2)	61,256(1)	$30.543 per share	0	0
Month # 2 (May 3- June 2)	0	N/A	0	0
Month # 3 (June 3- July 2)	0	N/A	0	0
Total	61,256(1)	$30.543 per share	0	0

(1)	Substantially all of the employees of the Company and/or its subsidiaries that held restricted stock units of Wendy’s International, Inc. rejected the vesting of those units that was to occur on May 1, 2006 under the terms of the Wendy’s 2003 Stock Incentive Plan and received instead an award of restricted stock units under the Company’s 2006 Stock Incentive Plan. These restricted stock units immediately vested, and the Company satisfied its obligation to settle these awards by purchasing on May 1, 2006, through a Normal Course Issuer Bid on the Toronto Stock Exchange (an open-market transaction), on behalf of the employees entitled to receive such shares, 61,256 shares of stock of the Company. The shares purchased were not redeemed, retired, or allocated to treasury stock held by the Company. Rather, the shares were purchased on behalf of, and credited directly to the account of, the employees entitled to such shares.

Dividend Restrictions with Respect to Part II, Item 2 Matters

The terms of the senior credit facilities contain limitations on the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the senior credit facilities, and there is no default outstanding under the senior credit facilities. The Company is not restricted from declaring dividends payable solely in additional equity securities of the Company, except that during the 180-day period commencing on March 23, 2006 (which may be extended under certain circumstances), the Company may not issue any such dividends without the prior written consent of the underwriters of the initial public offering.

ITEM 5. OTHER INFORMATION

On July 24, 2006, the Board of Directors of the Company amended the Company’s Governance Guidelines to provide for the establishment of and delegation of specified duties to a Nominating and Corporate Governance Committee. Also on July 24, 2006, the Board of Directors adopted a charter for this Committee. The full text of the charter is available on the Company’s website. One of the duties delegated by the full Board of Directors to this Committee, effective July 24, 2006, is the review of candidates nominated by shareholders of the Company for election to the full Board.

ITEM 6. EXHIBITS

(a)	Index to Exhibits on Page 45.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 11, 2006	/s/ Cynthia J. Devine
Cynthia J. Devine
Executive Vice President and Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
10(i)(a)	Form of Restricted Stock Unit Award Agreement for Independent Directors	46-49

10(i)(b)	Form of Restricted Stock Unit Award Agreement for Officers and Employees	50-54

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	55

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	56

32(a)	Section 1350 Certification of Chief Executive Officer	57

32(b)	Section 1350 Certification of Chief Financial Officer	58

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	59-60