Form 10-Q
period 2006-10-01
Tim Hortons Inc.
filed 2006-11-14
CIK 1345111

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common shares, US$0.001 par value per share	192,702,977

Exhibit Index on page 47.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share data)

	Third Quarter ended October 1, 2006	Third Quarter ended October 2, 2005
Revenues
Sales	$271,534	$251,766

Franchise revenues
Rents and royalties	127,912	115,730
Franchise fees	14,117	18,563

	142,029	134,293

Total revenues	413,563	386,059

Costs and expenses
Cost of sales	240,161	221,239
Operating expenses	45,532	40,204
Franchise fee costs	13,579	18,712
General and administrative expenses	31,647	23,196
Equity (income)	(9,082)	(7,482)
Other (income) expense, net	431	(5,678)

Total costs and expenses, net	322,268	290,191

Operating income	91,295	95,868

Interest (expense)	(5,707)	(1,295)
Interest income	2,333	891
Affiliated interest (expense), net	—	(1,718)

Income before income taxes	87,921	93,746

Income taxes	36,080	27,485

Net income	$51,841	$66,261

Basic and diluted earnings per share of common stock	$0.27	$0.41

Weighted average number of shares of common stock outstanding — Basic (in thousands)	193,303	159,953

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	193,486	159,953

Dividend per share of common stock (post initial public offering)	$0.07	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share data)

	Year-to-date Period ended October 1, 2006	Year-to-date Period ended October 2, 2005
Revenues
Sales	$777,638	$703,484

Franchise revenues
Rents and royalties	370,279	333,026
Franchise fees	45,175	41,658

	415,454	374,684

Total revenues	1,193,092	1,078,168

Costs and expenses
Cost of sales	683,351	613,245
Operating expenses	132,275	119,479
Franchise fee costs	44,507	43,206
General and administrative expenses	87,426	73,728
Equity (income)	(26,679)	(23,281)
Other (income) expense, net	(702)	(7,530)

Total costs and expenses, net	920,178	818,847

Operating income	272,914	259,321

Interest (expense)	(16,475)	(3,283)
Interest income	9,195	2,300
Affiliated interest (expense), net	(7,876)	(4,910)

Income before income taxes	257,758	253,428

Income taxes	66,017	78,767

Net income	$191,741	$174,661

Basic and diluted earnings per share of common stock	$1.05	$1.09

Weighted average number of shares of common stock outstanding — Basic (in thousands)	182,797	159,953

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	183,072	159,953

Dividend per share of common stock (post initial public offering)	$0.07	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Canadian dollars in thousands, except share data)

	October 1, 2006	January 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$185,567	$186,182
Accounts receivable, net	92,491	85,695
Notes receivable, net	15,953	11,545
Deferred income taxes	6,019	4,273
Inventories and other	58,487	39,322
Advertising fund restricted assets	21,170	17,055

Total current assets	379,687	344,072

Property and equipment, net	1,104,812	1,061,646

Notes receivable, net	11,451	15,042

Deferred income taxes	12,157	17,913

Intangible assets, net	3,818	4,221

Equity investments	140,448	141,257

Other assets	10,001	12,712

Total assets	$1,662,374	$1,596,863

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Canadian dollars in thousands, except share data)

	October 1, 2006	January 1, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,335	$110,086
Accrued expenses
Salaries and wages	13,127	15,033
Taxes	21,352	62,952
Other	38,696	61,944
Deferred income taxes	1,384	349
Advertising fund restricted liabilities	36,560	34,571
Amounts payable to Wendy’s	243	10,585
Notes payable to Wendy’s	—	1,116,288
Current portion of long-term obligations	7,883	7,985

Total current liabilities	207,580	1,419,793

Long-term obligations
Term debt	324,038	21,254
Advertising fund restricted debt	25,594	22,064
Capital leases	43,406	44,652

Total long-term obligations	393,038	87,970

Deferred income taxes	4,317	15,159
Other long-term liabilities	37,541	34,563

Commitments and contingencies

Stockholders’ equity
Common stock (U.S. $0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 and 159,952,977 shares, respectively	289	239
Capital in excess of stated value	917,703	81,249
Retained earnings	194,640	16,430
Accumulated other comprehensive loss:
Cumulative translation adjustments and other	(92,734)	(52,911)

	1,019,898	45,007
Unearned compensation — restricted stock	—	(5,629)

Total stockholders’ equity	1,019,898	39,378

Total liabilities and stockholders’ equity	$1,662,374	$1,596,863

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Canadian dollars in thousands)

	Year-to-date Period ended October 1, 2006	Year-to-date Period ended October 2, 2005
Net cash provided from operating activities	$120,128	$229,100

Cash flows from investing activities
Capital expenditures	(121,316)	(140,888)
Proceeds from property disposition	2,850	2,884
Principal payments on notes receivable	3,319	3,482
Investments in Joint Venture and other	68	1,732
Short-term loans to Wendy’s, net	—	(21,910)
Other investing activities	(4,367)	(6,011)

Net cash used in investing activities	(119,446)	(160,711)

Cash flows from financing activities
Proceeds from share issuance	903,825	—
Share issue costs	(61,577)	—
Purchase of common stock for settlement of restricted stock units	(5,489)	—
Proceeds from issuance of debt, net	500,432	2,166
Dividends	(13,531)	—
Repayment of borrowings from Wendy’s	(1,087,968)	(77,448)
Principal payments on long-term obligations	(203,212)	(2,765)

Net cash provided by (used in) financing activities	32,480	(78,047)

Effect of exchange rate changes on cash	(33,777)	(395)

(Decrease) in cash and cash equivalents	(615)	(10,053)

Cash and cash equivalents at beginning of period	186,182	129,301

Cash and cash equivalents at end of period	$185,567	$119,248

Supplemental disclosures of cash flow information:
Interest paid – external	$17,924	$6,897
Interest paid – Wendy’s	$16,960	$43,986
Interest received – external	$9,073	$2,356
Interest received – Wendy’s	—	$5,157
Income taxes paid	$120,448	$84,161

Non-cash investing and financing activities:
Capital lease obligations incurred	$4,368	$5,327

Distribution of Note Payable to Wendy’s	$—	$1,115,904

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Canadian dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT AND BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the financial position of Tim Hortons Inc. and its subsidiaries (the “Company”) as of October 1, 2006 and January 1, 2006, and the condensed results of operations and comprehensive income (see Note 5) for the quarters and year-to-date periods ended October 1, 2006 and October 2, 2005, and cash flows for the year-to-date periods ended October 1, 2006 and October 2, 2005. All of these financial statements are unaudited. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements which are contained in our registration statement on Form S-1 (Registration No. 333-13035) filed with the Securities and Exchange Commission (“SEC”) on December 1, 2005, as amended thereafter, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. The January 1, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements, contained in the Company’s Form S-1, but does not include all disclosures required by accounting principles generally accepted in the United States of America. On September 29, 2006, Wendy’s International Inc. (“Wendy’s”) disposed of its remaining 82.75% interest in the Company. As a result of the distribution, the Company’s shares are widely held.

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

The computations of basic and diluted earnings per share of common stock are shown below (in thousands, except per share data):

	Third Quarter Ended		Year-to-date Period Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Income for computation of basic and diluted earnings per share of common stock	$51,841	$66,261	$191,741	$174,661

Weighted average shares outstanding for computation of basic earnings per common share	193,303	159,953	182,797	159,953
Dilutive restricted stock	183	—	275	—

Weighted average shares outstanding for computation of diluted earnings per share of common stock	193,486	159,953	183,072	159,953

Basic earnings per share of common stock	$0.27	$0.41	$1.05	$1.09

Diluted earnings per share of common stock	$0.27	$0.41	$1.05	$1.09

For the year-to-date period ended October 1, 2006, 19,110 restricted stock units were excluded from the computation of diluted earnings per common stock because the grant date fair market value of the restricted stock unit was greater than the average market price of the common stock in the period and, therefore, they are anti-dilutive. There were no dilutive securities issued in 2005.

NOTE 3 EXPENSE ALLOCATIONS

The condensed consolidated statements of operations include expense allocations for certain functions historically provided by Wendy’s. These allocations include costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits, other services and equity compensation granted under Wendy’s plans. In 2005, the allocations were primarily based on specific identification and the relative percentage of the Company’s revenues and headcount to the respective total Wendy’s costs. For the year-to-date period ended October 1, 2006, expense allocations from Wendy’s were based on the amounts determined under the shared services agreement with Wendy’s entered into on March 29, 2006 at the completion of the IPO. The third quarter and year-to-date 2006 charges outlined in the shared services agreement were established on a consistent basis as those charged in 2005, with certain adjustments discussed below reflecting a reduced level of services received in the third quarter. All of these allocations are reflected in general and administrative expenses in the Company’s condensed consolidated statements of operations.

The expense allocations under the shared services agreement and charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan (“Wendy’s Plan”) are summarized in the table below:

(in millions)	Third Quarter ended October 1, 2006	Third Quarter ended October 2, 2005	Year-to-date ended October 1, 2006	Year-to-date ended October 2, 2005
Expense allocations under the shared services agreement	$2.0	$3.2	$7.4	$11.0
Wendy’s restricted stock unit expense for Company employees	2.7	0.8	6.1	1.4

	$4.7	$4.0	$13.5	$12.4

Consistent with the terms of the shared services agreement, the charges in the third quarter of 2006 were reduced to reflect the increasing independence of the Company, and therefore, the decreased level of services being provided by Wendy’s, primarily in the areas of executive oversight, investor relations, treasury and financial reporting.

The Company and Wendy’s considered these general corporate expense allocations, as adjusted pursuant to agreement by Wendy’s and the Company as described above, to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company.

NOTE 4 STOCK-BASED COMPENSATION

On November 18, 2005, the Company’s stockholder approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. A total of 539,099 awards have been made under the 2006 Plan, in the form of restricted stock units, as of October 1, 2006, of which 19,110 were granted to external directors of the Company and 519,989 granted to officers and certain employees. A total of 193,805 of these awards were immediately vested and settled, net of withholding tax, in the Company’s shares (see below). No awards were made under this Plan in 2005. The number of remaining shares of common stock authorized under the Company’s 2006 Plan totals approximately 2.4 million.

Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans as well as tables summarizing stock option and restricted stock unit activity for the Company’s employees.

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

Wendy’s restricted stock units were granted to employees of the Company for the first time in May 2005. These restricted stock units were granted under the Wendy’s Plan and would have vested, for the Company’s Canadian employees, in accordance with the vesting schedule of the 2005 award agreements on May 1, 2006, May 1, 2007 and November 1, 2007, in one-third increments. These awards granted to Canadian employees were converted to the Company’s restricted stock units on May 1, 2006 (one-third) and August 15, 2006 (two-thirds) (see below) at an equivalent fair value, immediately vested, and then settled with 61,256 and 132,549 shares, respectively, totaling 193,805 shares, after provision for the payment of employee’s minimum statutory withholding tax requirements, of the Company’s stock. The 61,256 shares were purchased by an agent of the Company on behalf of the eligible employees on the open market on May 1, 2006 at an average purchase price of $30.543. The 132,549 shares were also purchased by an agent of the Company on behalf of the eligible employees on the open market on August 15, 2006 at an average purchase price of $27.3211. In accordance with SFAS 123R, no incremental compensation cost was recorded since there was no change in the fair value of the awards immediately before and after conversion. The Company’s U.S. employees’ awards under the Wendy’s Plan were settled by Wendy’s through the issuance of authorized but previously unissued shares of Wendy’s stock in May and October, 2006, as further discussed below.

Restricted stock unit grants made by Wendy’s to Canadian employees of the Company were to vest over a 30 month period. Restricted stock unit grants made by Wendy’s to U.S. employees of the Company were to vest in increments of 25% on each of the first four anniversaries of the grant date. The Wendy’s plans provided for immediate vesting of restricted stock units upon a disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. In June 2006, Wendy’s announced that its Board of Directors had confirmed their intent to complete the spin-off, and the spin-off was completed on September 29, 2006. Accordingly, the number of awards expected to vest was increased, and the expected service periods of the grants made to employees was shortened, so that all unvested awards became fully vested no later than September 29, 2006. This change in the estimated requisite service period and estimated forfeitures resulted in incremental compensation cost as reflected in the table below.

The following table summarizes the Company’s expense relating to restricted stock unit expense for the periods noted:

(in millions)	Third Quarter ended October 1, 2006	Third Quarter ended October 2, 2005	Year-to-date ended October 1, 2006	Year-to-date ended October 2, 2005
Wendy’s Restricted Stock Units
Standard vesting	$0.8	$0.8	$2.6	$1.4
Accelerated vesting	1.9	—	3.5	—

	2.7	0.8	6.1	1.4

THI Restricted Stock Units
Standard vesting	0.6	—	0.6	—
Expense for retirement eligible employees	2.6	—	2.6	—

	3.2	—	3.2	—

Total Restricted Stock Compensation Expense	$5.9	$0.8	$9.3	$1.4

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is the same for APB Opinion No. 25 and SFAS No. 123R, because Wendy’s restricted stock units were not granted prior to May 2005 and because all of Wendy’s stock option awards granted to employees of the Company were fully vested prior to January 2, 2006, the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s condensed consolidated balance sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

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

The pro-forma disclosures for the quarter and year-to-date period ended October 2, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of Wendy’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the third quarter and year-to-date periods of 2005, the Company would have recorded net income and earnings per share as follows:

	Third Quarter ended October 2, 2005	Year-to-date Period ended October 2, 2005
	(in thousands, except per share data)
Net income, as reported	$66,261	$174,661
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	517	891
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(1,977)	(5,712)

Pro forma net income	$64,801	$169,840

Earnings per share:
Basic as reported	$0.41	$1.09

Basic pro forma	$0.41	$1.06

The above stock compensation cost calculated under SFAS No. 123, net of tax, is based on costs computed over the vesting period of the award. Upon adoption, SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. If the guidance on recognition of stock compensation expense for retirement eligible employees were applied to the periods reflected in the financial statements, the impact on the Company’s reported net income would have been a benefit of $0.7 million and $1.5 million for the quarter and year-to-date periods ended October 1, 2006, respectively, and would have been additional benefit of $0.4 million for the quarter ended October 2, 2005, and an additional expense of $1.6 million for the year-to-date period ended October 2, 2005. The impact on the Company’s pro-forma net income would have been an additional benefit of $1.1 million and $0.7 million for the quarter and year-to-date periods ended October 2, 2005, respectively.

The impact of applying SFAS No. 123 in these pro-forma disclosures is not necessarily indicative of future results.

Restricted stock units

The following is a summary of unvested restricted stock unit activity for Company employees granted under the Wendy’s Plan for the year-to-date period ended October 1, 2006:

	Wendy’s Restricted Stock Units	Weighted Average Fair Value per Unit
	(in thousands)	(in U.S. dollars)
Balance at January 1, 2006	360	$20.74
Granted	2	20.74
Vested and settled	(24)	20.74
Cancelled	(319)	20.74

Balance at October 1, 2006 (Vested, not settled)	19	$20.74

The above stock option activity table has been adjusted to reflect the change in the value of Wendy’s stock as a result of the spin-off of the Company. The unit conversion ratio of 2.071251 was based on the value of the closing price of Wendy’s stock on the day of spin-off (September 29, 2006) (US$67.00) and the opening price of Wendy’s stock on October 2, 2006 (US$32.35).

As mentioned previously, the Wendy’s Plan provided for immediate vesting of restricted stock units upon disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. As a result, all of the remaining Wendy’s restricted stock units were vested at dates in the third quarter no later than September 29, 2006. On May 1, 2006, one-third of the then-outstanding Wendy’s restricted stock units held by Canadian Company employees were scheduled to vest. In lieu of receiving Wendy’s shares, substantially all of the Company’s Canadian employees elected to receive restricted stock units granted by the Company as replacement for the Wendy’s awards, effectively canceling the Wendy’s restricted stock units scheduled to vest on May 1, 2006. The Company’s Canadian employees received 2.2755 Company restricted stock units for every Wendy’s restricted stock unit held in connection with the May 1 conversion. This conversion was based upon the New York Stock Exchange closing price of both Wendy’s and the Company on April 28, 2006. On August 15, 2006, the Company’s Canadian employees received 2.4339 Company restricted stock units for every Wendy’s restricted stock unit held in connection with the conversion of the remaining two-thirds of the 2005 Wendy’s award. This conversion was based upon the New York Stock Exchange closing price of both Wendy’s and the Company’s on August 14, 2006. No additional value was provided to the Company’s Canadian employees as a result of these conversions. Upon the conversions, all Company restricted stock units issued for these conversions were immediately vested and net-settled in Company shares purchased on the open market, after provision for the payment of each employee’s minimum statutory withholding tax requirements.

With respect to the Company’s U.S. employees, the first quarter of the 2005 Wendy’s award was settled in Wendy’s shares in May, 2006, as mentioned previously. The balance outstanding of approximately 19,000 restricted stock units held by these employees were settled with authorized but previously unissued shares of Wendy’s stock in October 2006.

The Company’s Human Resource and Compensation Committee approved awards of 326,184 restricted stock units on August 1, 2006 to certain employees. The fair market value of each unit awarded as part of this grant (the mean of the high and low prices for the Company’s common shares traded on the Toronto Stock Exchange) on August 1, 2006 was $27.985 per unit. This grant will vest over a maximum 27-month period or a shorter period, in accordance with SFAS 123R, with respect to retirement eligible employees. The Company previously disclosed that, on August 1, 2006, the Human Resource and Compensation Committee had approved an aggregate award of 324,199 restricted stock units, which was an understatement of the actual total 2006 award amount by 1,985 units. This understatement was the result of administrative error and considered insignificant in amount.

The following is a summary of unvested restricted stock unit activity for employees and outside directors granted under the Company’s 2006 Plan for the year-to-date period ended October 1, 2006:

	Restricted Stock Units	Weighted Average Fair Value per Unit
	(in thousands)	(in Canadian dollars)
Balance at January 1, 2006	—	—
Granted	$346	$28.13
Converted from Wendy’s restricted stock units	$360	$28.36
Vested	$(360)	$28.36
Cancelled	$—	$—

Balance at October 1, 2006	$346	$28.13

As of October 1, 2006, total unrecognized compensation cost related to nonvested share-based compensation restricted stock units outstanding was $6.4 million and is expected to be recognized over a weighted-average period of 2.1 years. The Company expects substantially all of its restricted stock units to vest. A total of 246,000 restricted stock units vested in the third quarter of 2006 with a fair value of $6.7 million. No restricted stock units vested in the third quarter or year-to-date periods ending October 2, 2005.

Stock options

The use of stock options is currently not a component of the Company’s equity compensation structure. Prior to 2005, stock options were part of the Wendy’s compensation structure for the Company’s employees. The last grant of Wendy’s stock options was in 2004, and all employee stock options were vested as of January 1, 2006. No additional Wendy’s options were awarded as of October 1, 2006. A summary of the stock option fair value assumptions used in prior years is included in the Company’s 2005 consolidated financial statements in the registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005, as amended thereafter.

The following is a summary of Wendy’s stock option activity for the Company’s employees for the year-to-date period ended October 1, 2006:

(Shares, in thousands)	Wendy’s Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in U.S. dollars)	(years)	(in U.S. dollars)
Balance at January 1, 2006	2,515	$17.05	7.2
Granted	—	—	—
Exercised	(2,468)	17.15	—
Cancelled	(10)	12.89	—

Outstanding at October 1, 2006	37	$15.53	1.0	$618

The above stock option activity table has been adjusted to reflect the change in the value of Wendy’s stock as a result of the spin-off of Tim Hortons. The unit conversion ratio of 2.071251 was based on the closing price of Wendy’s stock on the day of spin-off (September 29, 2006) (US$67.00) and the opening price of Wendy’s stock on October 2, 2006 (US$32.35).

All options outstanding at October 1, 2006 were exercisable. In accordance with the terms of the Wendy’s stock option plans, options granted to Company employees will expire on the earlier of one year after the spin-off of the Company’s remaining shares by Wendy’s or 10 years after the date of grant. As a result, the weighted average remaining contractual life has been shortened to reflect this. The intrinsic value of a stock option is the amount by which the market value of the underlying Wendy’s stock exceeds the exercise price of the option. For the quarters ended October 1, 2006 and October 2, 2005, the total intrinsic value of stock options exercised was $1.9 million and $9.0 million, respectively. For the year-to-date periods ended October 1, 2006 and October 2, 2005, the total intrinsic value of stock options exercised was $37.5 million and $14.0 million, respectively. The Company received no proceeds and recognized no tax benefits for stock options exercised in any period presented.

NOTE 5 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and total comprehensive loss are shown below:

	Third Quarter ended		Year-to-date Period ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$51,841	$66,261	$191,741	$174,661

Other comprehensive income (loss)

Translation adjustments, net of tax	(3,323)	(26,966)	(39,908)	(22,814)
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(1,602)	(5,338)	(8,894)	(4,588)
Amounts realized in earnings during the year, net of tax	430	3,611	8,979	5,330

Total cash flow hedges	(1,172)	(1,727)	85	742

Total other comprehensive (loss) income	(4,495)	(28,693)	(39,823)	(22,072)

Total comprehensive income	$47,346	$37,568	$151,918	$152,589

Total other comprehensive income (loss) primarily consists of translation adjustments related to fluctuations in the Canadian dollar versus the U.S. dollar and activity related to the Company’s cash flow hedges. In the third quarter of 2006, in connection with the spin-off from Wendy’s (see Note 10), the Company reversed a tax benefit of $2.7 million relating to the loss arising from the net investment hedge recognized earlier in 2006. The net investment hedge loss is included in the translation adjustment component of other comprehensive income. The reversal of this tax benefit is also reflected in the translation adjustments for the year-to-date period ended October 1, 2006. The loss arising from the settlement of the $578 million net investment hedge resulted in a $7.3 million loss (net of taxes of $nil million) (which had a cumulative loss of $13.3 million, net of taxes of $3.7 million for this net investment hedge since inception) recorded in the translation adjustments component of other comprehensive income.

At the end of the fourth quarter 2005, the Canadian exchange rate was $1.1628 versus $1.1178 at October 1, 2006. At the end of the fourth quarter 2004, the Canadian exchange rate was $1.1995 versus $1.1624 at October 2, 2005.

NOTE 6 SEGMENT REPORTING

The Company operates in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Canada and the U.S. There were no material amounts of revenues between reportable segments.

The table below presents information about reportable segments:

	Third Quarter ended October 1, 2006	% of Total	Third Quarter ended October 2, 2005	% of Total	Year-to-date ended October 1, 2006	% of Total	Year-to-date ended October 2, 2005	% of Total
Revenues
Canada	$379,892	91.9%	$348,967	90.4%	$1,092,822	91.6%	$978,026	90.7%
U.S.	33,671	8.1%	37,092	9.6%	100,270	8.4%	100,142	9.3%

	$413,563	100.0%	$386,059	100.0%	$1,193,092	100.0%	$1,078,168	100.0%

Segment Operating Income (Loss)
Canada	$101,338	99.6%	$96,880	99.5%	$297,582	99.6%	$279,300	100.7%
U.S.	357	0.4%	486	0.5%	1,245	0.4%	(2,110)	(0.7)%

Reportable Segment Operating Income	$101,695	100.0%	$97,366	100.0%	$298,827	100.0%	$277,190	100.0%

Corporate Charges (1)	(10,400)		(1,498)		(25,913)		(17,869)

Consolidated Operating Income	$91,295		$95,868		$272,914		$259,321
Interest, Net	(3,374)		(2,122)		(15,156)		(5,893)
Income Taxes	(36,080)		(27,485)		(66,017)		(78,767)

Net Income	$51,841		$66,261		$191,741		$174,661

Capital Expenditures
Canada	$29,650	62.5%	$41,405	80.7%	$82,861	68.3%	$103,317	73.3%
U.S.	17,754	37.5%	9,876	19.3%	38,455	31.7%	37,571	26.7%

	$47,404	100.0%	$51,281	100.0%	$121,316	100.0%	$140,888	100.0%

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses.

Revenues consisted of the following:

	Third Quarter ended		Year-to-date ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Sales
Warehouse sales	$226,363	$208,090	$647,329	$580,528
Company-operated restaurant sales	18,477	16,968	51,439	49,231
Sales from restaurants consolidated under FIN46R	26,694	26,708	78,870	73,725

	271,534	251,766	777,638	703,484

Franchise revenues
Rents and royalties	127,912	115,730	370,279	333,026
Franchise fees	14,117	18,563	45,175	41,658

	142,029	134,293	415,454	374,684

Total revenues	$413,563	$386,059	$1,193,092	$1,078,168

Cost of sales related to Company-operated restaurant sales were $20.7 million and $56.9 million for the quarter and year-to-date periods ended October 1, 2006, respectively, and $22.5 million and $58.6 million for the quarter and year-to-date periods ended October 2, 2005.

Total assets of the Company increased $65.5 million from January 1, 2006 to October 1, 2006 with the Canadian segment increasing $14.2 million, the U.S. segment increasing $81.1 million, and the corporate assets decreasing $29.8 million. The changes in total assets among the segments are primarily related to the redistribution of excess proceeds from the initial public offering to the U.S. operating segment.

The following sets forth numbers of franchised locations for the third quarter and year-to-date periods:

	Third Quarter ended		Year-to-date Period ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	2,820	2,656	2,790	2,623
Franchises opened	27	48	80	93
Franchises closed	(8)	(2)	(24)	(14)
Net transfers within the system	1	3	(6)	3

Franchise restaurants in operation – end of period	2,840	2,705	2,840	2,705
Company-operated restaurants	102	96	102	96

Total systemwide restaurants	2,942	2,801	2,942	2,801

NOTE 7 INTANGIBLE ASSETS, NET

The table below presents amortizable intangible assets as of October 1, 2006 and January 1, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
October 1, 2006
Amortizable intangible assets:
Persona	$6,455	$(2,637)	$3,818
Other	2,784	(2,784)	—

	$9,239	$(5,421)	$3,818

January 1, 2006
Amortizable intangible assets:
Persona	$6,455	$(2,234)	$4,221
Other	2,784	(2,784)	—

	$9,239	$(5,018)	$4,221

Persona of $3.8 million and $4.2 million as at October 1, 2006 and January 1, 2006, respectively, net of accumulated amortization of $2.6 million and $2.2 million, respectively, represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of 12 years ending in 2013.

Total intangibles amortization expense was $0.1 and $0.3 million for the quarters ended October 1, 2006 and October 2, 2005, respectively. Total intangible asset amortization expenses were $0.4 million and $0.8 million for the year-to-date periods ended October 1, 2006 and October 2, 2005, respectively. The estimated annual intangibles amortization expense for 2006 through 2010 is approximately $0.5 million.

NOTE 8 TERM DEBT

On February 28, 2006, the Company entered into an unsecured five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300.0 million Canadian term loan facility; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability); and a US$100.0 million U.S. revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, one of Tim Hortons Inc.’s principal subsidiaries may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, require the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these ratios as at October 1, 2006.

On April 24, 2006, effective February 28, 2006, Tim Hortons Inc. along with certain of its subsidiaries entered into an amendment of its senior bank facility with a syndicate of Canadian and U.S. financial institutions. The amendment corrected a drafting error in the original agreement by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Tim Hortons Inc. was permitted to repay certain intercompany debt. These corrected terms reflected the terms that had been agreed to by the parties prior to the effective date of the original agreement. No additional changes were made, and required lender approval was obtained for the amendment with no additional fees incurred other than drafting expenses for the amendment.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $3.5 million being used on the facilities to support standby letters of credit, and are available for general corporate purposes. The Canadian revolving credit facility replaced the previous $25.0 million revolving facility except for approximately $1.5 million remaining of the original $5.0 million being used to support standby letters of credit. These original letters of credit will remain in place until expiration. The Company incurs commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at October 1, 2006 equaled 0.125% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, one of Tim Hortons Inc.’s principal subsidiaries may elect to borrow by way of Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

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

NOTE 9 CAPITAL STOCK

On February 24, 2006, the Board of Directors approved a one to 228,504.252857143 stock split effective February 24, 2006. All share and per share amounts have been retroactively adjusted for all periods presented to reflect the stock split. The Board of Directors also approved an increase in the number of authorized shares from 1,000 to 1,000,000,000 and approved a designation of par value of US$0.001 to each share. Both of these changes were retroactively reflected for all periods presented.

On March 29, 2006, the Company completed its initial public offering of 33,350,000 shares of common stock at an offering price of $27.00 (US$23.162) per share of common stock. The gross proceeds of $903.8 million were offset by $61.6 million in underwriter and other third party costs with all such costs paid as of October 1, 2006. In addition, approximately $1.6 million of costs associated with the initial public offering were expensed in the year-to-date period ended October 1, 2006 all of which were incurred in the first quarter ended April 2, 2006. After completion of the initial public offering, the Company had 193,302,977 shares of common stock outstanding.

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

NOTE 10 INCOME TAXES

The effective income tax rate for the quarter ended October 1, 2006 was 41.0%, compared to 29.3% for the comparative period ended October 2, 2005. The effective income tax rate for the year-to-date period ended October 1, 2006 was 25.6% compared to 31.1% for the comparative year-to-date period ended October 2, 2005.

The increase in the tax provision to 41 % in the quarter ended October 1, 2006 is due primarily to the following: (i) the reversal of previously reported one-time tax benefits through the recording of a valuation allowance of approximately $12 million on previously recognized foreign tax credits as a result of the spin-off from Wendy’s in the quarter ended October 1, 2006 and the decision by the Company not to proceed with certain tax planning strategies; and (ii) the accrual of approximately $2.2 million in deferred tax on unremitted earnings that the Company will now incur in subsequent periods upon repatriation of earnings, both of the foregoing were partially offset by a reserve release related to the resolution of Canadian and US tax audits and related book-to-tax adjustments of approximately $5.0 million.

For the comparative quarter ending October 2, 2005, the Company’s tax rate was 29.3%, which reflected a benefit from favorable taxation of currency transactions.

For the year-to-date period ended October 1, 2006, the Company’s tax rate was 25.6% which was lower than the prior year as the Company realized a number of discrete tax benefits that it does not expect will recur in subsequent periods. The primary year-to-date tax benefits recorded include: (i) a reserve release related to the resolution of Canadian and US tax audits and related book-to-tax adjustments of approximately $12 million; and (ii) the reversal, net of current quarter accrual, of approximately $3.6 million in deferred tax relating to Canadian withholding taxes originally accrued for intercompany cross-border dividends that are no longer expected to be paid.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2001 and subsequent taxation years. The Internal Revenue Service has completed a federal income tax examination of Wendy’s (the Company’s consolidated tax group through September 29, 2006) for the years 2001 through 2004 and is waiting for the Joint Committee of Taxation to approve the issuance of a refund to Wendy’s for those taxation years, and Wendy’s has already refunded amounts to the Company. The Internal Revenue Service is continuing its examination for the years 2005 and 2006. The Company does not currently expect any material impact on earnings or cash flow to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

The allocation of taxes payable amounts for the tax return relating to the period ended September 29, 2006, described above, between the Company and Wendy’s is adjusted in accordance with the Company’s tax sharing agreement with Wendy’s. Based on representations from Wendy’s management as to its forecasted tax position for 2006, no material amount is expected to be owing by either Wendy’s or the Company to the other party for 2006 under the tax sharing agreement. However, Wendy’s representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006 were to substantially change from what it has represented to the Company, the two parties would need to agree on whether any adjustment to the third quarter allocation of taxes payable amounts is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration and could be as high as 35% of Wendy’s domestic loss for 2006, if any. Any subsequent allocation made pursuant to the agreement due to the tax position of Wendy’s will be accounted for through additional paid-in capital, and any payment required to Wendy’s could have a material impact on cash flows in the quarter in which made.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $0.6 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $5.0 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed nine years.

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

NOTE 12 ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s condensed consolidated statements of operations or cash flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities, and advertising fund debt are identified on the Company’s Condensed Consolidated Balance Sheets. The current portion of advertising fund debt is included in restricted liabilities. In addition, at October 1, 2006 and January 1, 2006, property and equipment, net includes $41.0 million and $39.5 million, respectively, of advertising fund fixed assets.

NOTE 13 RELATED PARTY

On July 17, 2006, the Company purchased four restaurant sites from Wendy’s Old Fashioned Hamburgers of New York, Inc., a wholly-owned subsidiary of Wendy’s, which were formerly Wendy’s restaurants, for US$1 million. Three of the sites are leasehold interests with building and improvements. One site consisted of land and building. The Company is in the process of remodeling these sites and plans to eventually sell them to franchisees.

In March 2006, the Company entered into various agreements with Wendy’s that defined the relationship in the interim period between the Company’s IPO and separation from Wendy’s as well as with respect to various post-separation matters. These agreements defined various matters related to the separation of Wendy’s and the Company generally, and, with respect to certain services provided under the shared services agreement, until the Company can provide the services themselves. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement (see Note 3).

In September 2005, the Company distributed, by way of a non-cash dividend, a note to Wendy’s in the amount of US$960.0 million ($1.1 billion). The outstanding principal of the note had an annual interest rate of 3.0%. Both the outstanding principal and accrued interest were due within 30 days of a demand for payment by Wendy’s and could be prepaid by the Company at any time. On March 3, 2006, the Company repaid US$427.4 million principal on the US$960.0 million note plus accrued interest of US$12.7 million. On April 26, 2006 the Company repaid the remaining principal of US$532.6 million and accrued interest of US$2.0 million using proceeds from the Company’s initial public offering.

NOTE 14 DERIVATIVES

In 2005, the Company entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income, rather than in the Condensed Consolidated Statements of Operations, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, the Company received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($15.4 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow was reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the quarter ended April 2, 2006 in our Form 10-Q for the first quarter, filed May 11, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts.

In 2005, the Company entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million as of January 1, 2006. On the maturity dates of April 10-13, 2006, the Company received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow was reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended October 1, 2006 as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The cumulative fair value realized loss on these contracts was $13.3 million, net of taxes of $3.7 million, on maturity in April 2006. As a result of the spin-off from Wendy’s (see Note 10), the tax benefit of $2.7 million related to the loss on the net investment hedge previously recognized, was reversed in the third quarter of 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss) (see Note 5). No amounts related to these net investment hedges impacted earnings.

In connection with the term loan facility, one of the principal subsidiaries entered into a $100.0 million interest rate swap with two financial institutions on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixes the interest rate on one-third of the $300.0 million term loan facility, but the rate remains subject to variation if the applicable margin under the credit facilities increases or decreases (see Note 8). As a result of a decrease in such applicable margin in the third quarter of 2006, the rate decreased to 5.05%. The swap matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Tim Hortons Inc. and certain of its subsidiaries provided guarantees in connection with this transaction. The fair value unrealized loss on this contract as of October 1, 2006 was $0.7 million, net of taxes of $0.4 million.

NOTE 15 CLASSIFICATION CHANGES IN CASH FLOW STATEMENT

The Condensed Consolidated Statement of Cash Flows (unaudited) for the nine month period ended October 2, 2005 included in the Company’s preliminary registration statement on Form S-1 (Registration No. 333-13035) filed with the Securities and Exchange Commission (“SEC”) on December 1, 2005 reflected certain intercompany transactions with Wendy’s International, Inc. totaling $51.9 million as a cash inflow in the financing section, which should have been classified in the operating section of the Condensed Consolidated Statement of Cash Flows. The same Condensed Consolidated Statement of Cash Flows also understated capital expenditures by $9.0 million with the overstatement appearing in the operating cash flows. These changes in classification did not impact reported cash and cash equivalents, the balance sheet or the income statement (both unaudited) filed as part of the Form S-1 on December 1, 2005, and were corrected in the Company’s 2005 full year audited Consolidated Statement of Cash Flows (which were filed as part of Amendment No. 3 to the Form S-1 on February 27, 2006). The corrections for these changes in classification, which were caused by a clerical error in the summarization in the aforementioned items, are reflected in the Condensed Consolidated Statement of Cash Flows for the nine month period ended October 2, 2005 included in this Form 10-Q. Also, the nine-month 2005 capital expenditures segment disclosures have been corrected in this Form 10-Q to reflect an $11.0 million increase and a $2.0 million decrease in Canada and the United States, respectively, which resulted in the net $9.0 million increase in capital expenditures.

NOTE 16 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 provides a common definition of fair value to be used throughout generally accepted accounting principles. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Company transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The standard establishes a fair value hierarchy that prioritizes the information used to develop the assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires disclosures about the extent to which the Company measures assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not assessed the impact of adopting SFAS No. 157.

NOTE 17 SUBSEQUENT EVENTS

On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (NCIB) had been filed and received regulatory approval from the Toronto Stock Exchange (TSX) authorizing the repurchase by the Company of shares of its stock in an amount not expected to exceed $200 million, and in no event in excess of 5% of the Company’s outstanding common stock as of the date of filing of the NCIB. Tim Hortons began implementation of the repurchase program on November 1, 2006. As part of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate its repurchase activity. A Rule 10b5-1 repurchase plan allows the Company to purchase its shares at times when it ordinarily would not be in the market due to regulatory or company restrictions. In addition to the Rule 10b5-1 plan, the Company may also make repurchases at management’s discretion under its stock repurchase program from time to time, subject to market conditions, stock prices, its cash position, and compliance with regulatory requirements. The Company repurchases will be made on the TSX and/or the New York Stock Exchange, subject to compliance with applicable regulatory requirements.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the 2005 Annual Consolidated Financial Statements included in our registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005, as amended thereafter, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our registration statement on Form S-1, our Form 10-Q filed on August 11, 2006, and set forth in our Safe Harbor Statement attached hereto as Exhibit 99. Historical trends should not be taken as indicative of future operations.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and company-operated restaurants. As of October 1, 2006, 2,840 or 96.5% of our restaurants were franchised, representing 98.4% in Canada and 80% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Information about systemwide sales and average same-store sales is included in this Form 10-Q report. Franchise restaurant sales generally are not included in our financial statements; however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with GAAP and a reconciliation to GAAP measures.

Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Also, our business model includes controlling the real estate for most of our franchise restaurants. As of October 1, 2006, we leased or owned the real estate for approximately 81% of our system restaurants, which generates a recurring stream of rental income. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the second quarter of 2006, we also began distributing frozen product from our Guelph warehouse to certain Tim Hortons restaurants in the Ontario region. In the U.S., we supply similar products to system restaurants through third-party distributors.

In the third quarter of 2006, our revenues increased $27.5 million, or 7.1%, over the third quarter of 2005 and increased $114.9 million or 10.7% in the year-to-date period ended October 1, 2006 over the comparable prior year-to-date period in 2005. These increases were the result of continued average same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. Despite strong same-store sales growth and a higher number of system restaurants over the third quarter of 2005, operating income decreased $4.6 million or 4.8% in the third quarter of 2006 compared to the third quarter of 2005. This decrease resulted from an $8.5 million increase in general and administrative expenses, driven primarily by compensation expense from restricted stock units and spin-related costs, including the expense of a directors and officers run-off insurance policy (see General and Administrative Expenses). In addition, in the third quarter of 2005, other income included approximately $6.3 million in non-operating foreign exchange gains primarily related to a mark-to-market gain on cross border intercompany notes ($5.1million). In the third quarter of 2006, we also had additional ramp-up costs related to our Guelph distribution facility, described below, which had the effect of reducing our operating income by approximately $3 million in the third quarter as compared to the same period in 2005.

In the third quarter of 2006, our net income decreased $14.4 million, or 21.8% compared to the third quarter of 2005 driven by the lower operating income, higher interest expense from our new third party debt and higher income taxes (see Income Taxes).

For the year-to-date period ended October 1, 2006, our operating income increased $13.6 million or 5.2% and our net income increased $17.1 million or 9.8% over the comparable prior year-to-date period in 2005. The increase in net income was driven by systemwide sales growth driving higher sales and franchise revenues, and certain favourable tax benefits, partially offset by the effects of: (i) higher general and administrative expenses; (ii) lower other income; (iii) higher interest expense; and (iv) ramp-up costs associated with the Guelph distribution facility, as compared to the year-to-date period in 2005.

Earnings per share were $0.27 in the third quarter of 2006 compared to $0.41 per share in the third quarter of 2005. This decline was due to lower net income in the third quarter and higher weighted average number of shares outstanding. Our initial public offering (“IPO”) was completed in the first quarter of 2006, increasing our weighted average diluted share count by approximately 21%. Earnings per share for the year-to-date period ended October 1, 2006 were $1.05 compared to $1.09 in the same period in 2005. This decline was a result of the higher weighted average number of shares outstanding in 2006 discussed above, offset, in part, by higher net income.

In August, 2006, our Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million, not to exceed 5% of our current outstanding shares of common stock, subject to regulatory approval. The program is expected to be in place until September 28, 2007, but may terminate earlier if either the $200 million maximum or the 5% of outstanding shares limit is reached. We may make such repurchases on either of the New York Stock Exchange (NYSE) and/or the Toronto Stock Exchange (TSX). As part of the stock repurchase program, we have entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate stock repurchase activity. The Rule 10b5-1 repurchase plan allows the Company to purchase shares at times when we may not otherwise be in the market due to regulatory or company restrictions. Purchases will be based upon the parameters of the Rule 10b5-1 plan. In addition to repurchases made pursuant to the Rule 10b5-1 plan, we may also make repurchases at management’s discretion under our stock repurchase program from time to time, subject to market conditions, stock prices, our cash position and compliance with regulatory requirements.

In October 2006, our Board of Directors approved our second quarterly dividend of $0.07 cents per share, payable on November 21, 2006, to stockholders of record as of November 7, 2006. The dividend will be paid in Canadian dollars to all registered stockholders with Canadian resident addresses. For all other stockholders, the dividend will be converted to U.S. dollars on November 14, 2006 at the daily noon rate established by the Bank of Canada and paid in U.S. dollars on November 21, 2006. The Company expects that future dividends will be paid in a similar manner. The dividend is based on the annual payout ratio described in the Company’s second quarter Form 10-Q filed with the SEC on August 11, 2006. We currently anticipate that the payout ratio will be recalculated on an annual basis after 2006 year-end results are available. However, the declaration and payment of future dividends remains subject to the discretion of our Board of Directors.

In February, 2006, we entered into a senior bank facility and a bridge loan facility borrowing $500.0 million, referred to herein as our “credit facilities”. The proceeds from the credit facilities and the IPO were used to repay borrowings to Wendy’s of US$960.0 million plus accrued interest in two payments in March and April 2006. One of the Company’s principal subsidiaries also repaid the bridge loan of $200.0 million in May 2006 and terminated this facility.

Selected Operating and Financial Highlights

	Third Quarter ended October 1, 2006	Third Quarter ended October 2, 2005	Year-to-date ended October 1, 2006	Year-to-date ended October 2, 2005
Systemwide sales growth(1)	11.5%	9.6%	12.2%	11.7%
Average same-store sales growth
Canada(2)	5.9%	3.6%	6.8%	5.0%
U.S.(2)	9.2%	4.7%	9.1%	7.0%
Systemwide restaurants	2,942	2,801	2,942	2,801

Revenues (in thousands)	$413,563	$386,059	$1,193,092	$1,078,168
Operating income (in thousands)	$91,295	$95,868	$272,914	$259,321
Net income (in thousands)	$51,841	$66,261	$191,741	$174,661
Basic and diluted earnings per share	$0.27	$0.41	$1.05	$1.09
Weighted average number of shares of common stock outstanding - Diluted (in millions)	193.5	160.0	183.1	160.0

(1)	Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base year for the period covered.
(2)	For Canadian restaurants, average same-store sales based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening.

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

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of our store openings and closures for the third quarters and year to date periods ended October 1, 2006 and October 2, 2005, respectively:

	Third Quarter ended October 1, 2006	Third Quarter ended October 2, 2005	Year-to-date ended October 1, 2006	Year-to-date ended October 2, 2005
Canada
Restaurants opened	21	40	65	73
Restaurants closed	(9)	(2)	(25)	(18)

Net change	12	38	40	55

U.S.
Restaurants opened	8	8	21	21
Restaurants closed	—	—	(4)	—

Net change	8	8	17	21

Total Company
Restaurants opened	29	48	86	94
Restaurants closed	(9)	(2)	(29)	(18)

Net change	20	46	57	76

From the end of the third quarter of 2005 to the end of the third quarter of 2006, we opened 179 system restaurants including both franchised and company-operated restaurants, and we had 38 restaurant closures for a net increase of 141 restaurants. In 2006, we currently anticipate that we will close 35 to 40 restaurants, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru.

In fiscal 2006, currently we expect to open 140 to 150 new restaurants in Canada and 40 to 50 new restaurants in the U.S., of which we currently expect approximately 100 of these restaurant openings to occur in the fourth quarter of 2006. Although we currently anticipate new restaurant development will continue in the range of 180 to 200 stores annually, future escalation of real estate and construction costs as well as labour availability (in some regions) may slow this growth and our mix between standard and non-standard restaurants may shift towards non-standard depending upon real estate availability and market needs, among other things.

The following table shows our restaurant count as of the October 1, 2006, January 1, 2006 and October 2, 2005. Also included in the table is a breakdown of our company-operated and franchise restaurants.

Systemwide Restaurant Count

	As of October 1, 2006	As of January 1, 2006	As of October 2, 2005
Canada
Company-operated	41	33	31
Franchise	2,596	2,564	2,498

Total	2,637	2,597	2,529

% Franchised	98.4%	98.7%	98.8%
U.S.
Company-operated	61	62	65
Franchise	244	226	207

Total	305	288	272

% Franchised	80.0%	78.5%	76.1%
Total system
Company-operated	102	95	96
Franchise	2,840	2,790	2,705

Total	2,942	2,885	2,801

% Franchised	96.5%	96.7%	96.6%

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation as well as with respect to various post-separation matters, or, in some cases, until we are able to provide the services ourselves. These agreements included a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement. On September 29, 2006, Wendy’s distributed its remaining interest of 82.75% of our outstanding common stock to its shareholders.

We were a wholly-owned subsidiary of Wendy’s for many years, and as such, we and Wendy’s have historically shared many internal administrative resources. The shared services agreement was designed to help us and Wendy’s transition to being two separate public companies, each with its own administrative resources. Under the shared services agreement, Wendy’s provided us services relating to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services.

The expense allocations under the shared services agreement and charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan (“Wendy’s Plan”) are summarized in the table below:

(in millions)	Third Quarter ended October 1, 2006	Third Quarter ended October 2, 2005	Year-to-date ended October 1, 2006	Year-to-date ended October 2, 2005
Expense allocations under the shared services agreement	$2.0	$3.2	$7.4	$11.0
Wendy’s restricted stock unit expense for Company employees	2.7	0.8	6.1	1.4

	$4.7	$4.0	$13.5	$12.4

Consistent with the terms of the shared services agreement, the charges in the third quarter of 2006 were reduced to reflect the increasing independence of the Company, and therefore, the decreased level of services being provided by Wendy’s, primarily in the areas of executive oversight, investor relations, treasury and financial reporting.

The Company and Wendy’s considered these general corporate expense allocations, as adjusted pursuant to agreement by Wendy’s and the Company as described above, to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone public company.

The services under the shared services agreement, other than information technology services, were provided until the spin-off on September 29, 2006. Wendy’s is providing certain information technology services beyond the date of the spin-off, terminable thereafter on twelve months notice. We expect that we will use these information technology services provided by Wendy’s for the maximum time permitted (March, 2008) with an expected annual cost of approximately US$1.3 million. We also continue to have interdependencies with Wendy’s with respect to income taxes (see “Income Taxes”).

We do not expect our independence from Wendy’s to materially harm our relationships with our customers or suppliers or to otherwise cause significant changes in our results of operations and business trends when compared to prior years. During the transition period from IPO to spin, certain officers and directors of Wendy’s acted as our officers and directors. There continue to be directors on our Board who also serve as members of the Wendy’s Board of Directors.

In preparation for the spin-off, we have added most of the infrastructure necessary to be a stand-alone public company. We have added resources in the financial reporting, treasury, corporate governance and securities law areas. We will continue to add resources as required, particularly in the areas of taxation, legal, and information technology, among others. Some shared resources, such as certain information technology, as discussed above, have continued beyond the separation date.

On our behalf, Wendy’s previously provided certain guarantees to third parties for liabilities of the Company or our subsidiaries. As of October 1, 2006, Wendy’s received releases for all such guarantees provided by them, except for 2 insignificant letters of credit expiring by their terms on or before December 27, 2006.

Wendy’s received a favourable tax ruling from Canada Revenue Agency under section 86.1 of the Income Tax Act (Canada) in connection with the tax effect of the distribution of our shares to Wendy’s Canadian shareholders. Wendy’s also received a ruling from the Internal Revenue Service, for U.S. federal income tax purposes, that the distribution of our common stock would be tax-free to Wendy’s U.S. shareholders, except in respect of cash received in lieu of fractional share interests.

Operating Income

For the third quarter ended October 1, 2006, we recorded operating income of $91.3 million, a decrease of $4.6 million, or 4.8%, compared to the third quarter of 2005. Revenue growth was solid driven by both same-store sales and new unit expansion. However, general and administrative expenses were $8.5 million higher in the third quarter of 2006 than the third quarter of 2005 due primarily to higher restricted stock unit expenses, and spin-related costs, including a $2.3 million expense related to a run-off director and officer insurance policy (see General and Administrative Expenses). Income from equity investments was $1.6 million higher than the third quarter of 2005 primarily from our bakery joint venture and our TIMWEN Partnership (which leases Canadian Tim Hortons/Wendy’s combination restaurants). Other income declined $6.1 million in the third quarter of 2006 compared to the third quarter of 2005 as a result of approximately $6.3 million in foreign exchange gains recognized in the third quarter of 2005 primarily related to a mark-to-market gain on cross border intercompany notes ($5.1million). In the third quarter 2006, we also had costs related to our Guelph distribution facility, described below, which had the effect of reducing our operating income by approximately $3 million as compared to the same period in 2005.

Operating income was $272.9 million for the year-to-date period ended October 1, 2006, which was $13.6 million or 5.2% higher than the comparable period in 2005 due to strong same-store sales and new unit expansion and higher equity income of $3.4 million from our bakery joint venture and our TIMWEN Partnership. This was offset by higher general and administrative expenses of $13.7 million, ramp-up costs related to our Guelph distribution facility, and lower other income, described above. The ramp-up costs for our Guelph distribution facility impacted operating income by approximately $8 million on a year-to-date basis in 2006 versus 2005. We expect to service more restaurants with frozen product from this facility in the fourth quarter of 2006. The other income decrease of $6.8 million in the year-to-date period ended October 1, 2006 compared to the same period in the prior year was a result of the above-mentioned foreign exchange gains and a gain on sale of assets of $1.7 million in 2005 that did not recur.

As previously disclosed, in the first quarter of 2006, we opened a new distribution facility in Guelph, Ontario, which enables us to deliver frozen and refrigerated products and to expand our shelf-stable distribution operations. Once fully operational, this distribution centre will service approximately 85% of our Ontario stores for shelf-stable, frozen and some refrigerated products. In the second quarter of 2006, we began distributing frozen and refrigerated products in addition to our traditional shelf-stable product distribution. We have delayed our schedule for full implementation from this facility because training, recruiting, and the implementation of certain systems has been more challenging than we initially expected and we are focused on avoiding any potential disruption of supply to our franchisees. Our initial goal was to service approximately 65% of the Ontario stores by year-end 2006. The new target date is to service approximately 65% of our Ontario stores by early 2007, with full implementation by mid to late 2007. We will continue to incur higher distribution costs without the full benefit of new distribution revenues and our profit margins will continue to be adversely affected until frozen distribution from our Guelph facility is fully implemented. Margins on frozen products are lower than some of our other products but will be a positive contribution to our net income once we are fully operational (see above regarding impact on operating income for the third quarter and year to date period ended October 1, 2006). Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our stores efficiently and effectively while contributing to our profitability.

Segment Operating Income

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results for Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be Canada and the U.S.

Segment operating income increased $4.3 million, or 4.4% for the third quarter of 2006 as compared to the third quarter of 2005. Our Canadian segment operating income increased by $4.5 million, or 4.6% in the third quarter of 2006 compared to the third quarter of 2005. Canadian average same-store sales increased 5.9% over the third quarter of 2005, and we opened 21 new system restaurants in Canada. In the third quarter of 2006, we had additional ramp-up costs related to our Guelph distribution facility, described above, which has the effect of reducing our operating income by approximately $3 million. There was also incremental restricted stock compensation expense incurred in the third quarter of 2006 as well as other expenses discussed under General and Administrative Expenses.

The U.S. operating segment income was $0.4 million in the third quarter of 2006 compared to $0.5 million in the third quarter of 2005. U.S. average same-store sales increased 9.2% in the quarter compared to 2005, and we opened 8 new restaurants. The appreciation of the Canadian dollar relative to the U.S. dollar impacted the U.S. operating segment by approximately 6.8% in the third quarter of 2006. In addition, we have added administrative resources in the U.S., due to the separation from Wendy’s, which are at a higher cost than the amount we were charged under the shared services agreement with Wendy’s for these services.

Segment operating income increased $21.6 million, or 7.8% for the year-to-date period ended October 1, 2006 as compared to the year-to-date period ended October 2, 2005. Our Canadian segment operating income increased by $18.3 million, or 6.5% in the year-to-date period ended October 1, 2006 compared to the year-to-date period ended October 2, 2005. In Canada, our average same-store sales in the year-to-date period ended October 1, 2006 increased 6.8% over the year-to-date period ended October 2, 2005, and we opened 65 new system restaurants. We had costs related to our Guelph distribution facility, described above, which had the effect of reducing our operating income by approximately $8 million on year-to-date basis. Also included in the Canadian operating segment was a $1.7 million gain from the sale of assets in the second quarter of 2005 that did not recur in 2006. In addition, there was incremental restricted stock compensation expense incurred in the year-to-date period ended October 1, 2006 as compared to the same period in 2005 as well as other expenses discussed under General and Administrative Expenses. Pricing contributed 2%-3% of the same-store sales gains in the year-to-date period ended October 1, 2006.

The U.S. operating segment income was $1.2 million in the year-to-date period ended October 1, 2006 compared to a $2.1 million loss in the year-to-date period ended October 2, 2005. U.S. average same-store sales for the year-to-date period ended October 1, 2006 increased 9.1% compared to the similar period in 2005, and we opened 21 new restaurants in the 2006 year-to-date period. This improvement in U.S. operating segment income is primarily a result of higher sales volumes. Pricing also contributed to approximately 3%-4% of the U.S. same-store sales gains. Losses from Company-operated restaurants in the year-to date period of 2006 were essentially flat compared to the year-to date period of 2005.

Corporate charges were $8.9 million higher in the third quarter of 2006 compared to the third quarter of 2005 as a result of foreign exchange gains of approximately $5.1 million primarily related to the mark-to-market gain on cross border intercompany notes recognized in the third quarter of 2005, incremental resources added in 2006 in preparation to be a stand-alone public company, restricted stock unit expenses and other spin-related expenses (see General and Administrative Expenses). These cost increases were partially offset by lower shared services costs from Wendy’s. Corporate charges increased $8.0 million on a year-to-date basis in 2006 as compared to the same period in 2005, for the reasons discussed above.

The following tables show information about the operating income of our reportable segments:

Operating Income (Loss)

	Third Quarter				Change from Prior Year
	October 1, 2006	% of Revenues	October 2, 2005	% of Revenues	Dollars	Percentage
Canada	$101,338	24.5%	$96,880	25.1%	$4,458	4.6%
U.S.	357	0.1%	486	0.1%	(129)	(26.5)%

Total Segment operating income	101,695	24.6%	97,366	25.2%	4,329	4.4%
Corporate(1)	(10,400)	(2.5)%	(1,498)	(0.4)%	(8,902)	n/m

Total operating income	$91,295	22.1%	$95,868	24.8%	$(4,573)	(4.8)%

	Year-to-date				Change from Prior Year
	October 1, 2006	% of Revenues	October 2, 2005	% of Revenues	Dollars	Percentage
Canada	$297,582	24.9%	$279,300	25.9%	$18,282	6.5%
U.S.	1,245	0.1%	(2,110)	(0.2)%	3,355	n/m

Total Segment operating income	298,827	25.0%	277,190	25.7%	21,637	7.8%
Corporate(1)	(25,913)	(2.1)%	(17,869)	(1.7)%	(8,044)	45.0%

Total operating income	$272,914	22.9%	$259,321	24.0%	$13,593	5.2%

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses.

n/m – not meaningful

Basis of Presentation

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of the Company’s financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been be carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the note payable to Wendy’s resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows will now be in Canadian dollars, in accordance with SFAS No. 52 – “Foreign Currency Translation”. The functional currency of each of our operating subsidiaries is the local currency in which each subsidiary operates, which is either the Canadian or U.S. dollar. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars.

The discussion below should be read in conjunction with our historical interim condensed consolidated financial statements and the notes for a full understanding of our financial position and results of operations, as well as our annual consolidated financial statements, the notes thereto, and financial definitions included in our registration statement on Form S-1 (Registration No. 333-130035) as filed with the SEC on December 1, 2005, as amended thereafter, as well as the Company’s periodic reports on Form 10-Q filed prior to the date hereof.

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the third quarter of 2006 as compared to the third quarter of 2005.

	Third Quarter ended				Change from Prior Year
	October 1, 2006	% of Revenues	October 2, 2005	% of Revenues	$	%
Revenues
Sales	$271,534	65.7%	$251,766	65.2%	$19,768	7.9%
Franchise revenues:
Rents and royalties(1)	127,912	30.9%	115,730	30.0%	12,182	10.5%
Franchise fees	14,117	3.4%	18,563	4.8%	(4,446)	(24.0)%

	142,029	34.3%	134,293	34.8%	7,736	5.8%

Total revenues	413,563	100.0%	386,059	100.0%	27,504	7.1%

Costs and expenses
Cost of sales	240,161	58.1%	221,239	57.3%	18,922	8.6%
Operating expenses	45,532	11.0%	40,204	10.4%	5,328	13.3%
Franchise fee costs	13,579	3.3%	18,712	4.8%	(5,133)	(27.4)%
General and administrative expenses	31,647	7.7%	23,196	6.0%	8,451	36.4%
Equity (income)	(9,082)	(2.2)%	(7,482)	(1.9)%	(1,600)	21.4%
Other (income) expense, net	431	0.1%	(5,678)	(1.5)%	6,109	n/m

Total costs and expenses, net	322,268	78.0%	290,191	75.2%	32,077	11.1%

Operating income	91,295	22.0%	95,868	24.8%	(4,573)	(4.8)%

Interest (expense)	(5,707)	(1.4)%	(1,295)	(0.3)%	(4,412)	n/m
Interest income	2,333	0.6%	891	0.2%	1,442	n/m
Affiliated interest (expense), net	—	0.0%	(1,718)	(0.4)%	1,718	(100.0)%

Income before income taxes	87,921	21.2%	93,746	24.3%	(5,825)	(6.2)%
Income taxes	36,080	8.7%	27,485	7.1%	8,595	31.3%

Net income	$51,841	12.5%	$66,261	17.2%	$(14,420)	(21.8)%

n/m	– Not meaningful
(1)	See Note (1) in the following table below.

Below is a summary of comparative results of operations and a more detailed discussion of results for the year-to-date period ended October 1, 2006 and October 2, 2005.

	Year-to-date Period ended				Change from Prior Year
	October 1, 2006	% of Revenues	October 2, 2005	% of Revenues	$	%
Revenues
Sales	$777,638	65.2%	$703,484	65.2%	$74,154	10.5%
Franchise revenues:
Rents and royalties(1)	370,279	31.0%	333,026	30.9%	37,253	11.2%
Franchise fees	45,175	3.8%	41,658	3.9%	3,517	8.4%

	415,454	34.8%	374,684	34.8%	40,770	10.9%

Total revenues	1,193,092	100.0%	1,078,168	100.0%	114,924	10.7%

Costs and expenses
Cost of sales	683,351	57.3%	613,245	56.9%	70,106	11.4%
Operating expenses	132,275	11.1%	119,479	11.1%	12,796	10.7%
Franchise fee costs	44,507	3.7%	43,206	4.0%	1,301	3.0%
General and administrative expenses	87,426	7.3%	73,728	6.8%	13,698	18.6%
Equity (income)	(26,679)	(2.2)%	(23,281)	(2.2)%	(3,398)	14.6%
Other (income) expense, net	(702)	(0.1)%	(7,530)	(0.7)%	6,828	n/m

Total costs and expenses, net	920,178	77.1%	818,847	75.9%	101,331	12.4%

Operating income	272,914	22.9%	259,321	24.1%	13,593	5.2%

Interest (expense)	(16,475)	(1.4)%	(3,283)	(0.3)%	(13,192)	n/m
Interest income	9,195	0.8%	2,300	0.2%	6,895	n/m
Affiliated interest (expense), net	(7,876)	(0.7)%	(4,910)	(0.5)%	(2,966)	n/m

Income before income taxes	257,758	21.6%	253,428	23.5%	4,330	1.7%
Income taxes	66,017	5.5%	78,767	7.3%	(12,750)	(16.2)%

Net income	$191,741	16.1%	$174,661	16.2%	$17,080	9.8%

n/m	– Not meaningful
(1)	Rents and royalties revenues consist of (a) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (b) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our financial statements, other than approximately 86 franchisees on average in the year-to-date period ended October 1, 2006 and approximately 79 franchisees on average in the year-to-date period ended October 2, 2005, whose results of operations are consolidated with ours pursuant to FIN 46R. However, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Third Quarter ended		Year-to-date Period ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$974,183	$880,570	$2,814,887	$2,524,436
U.S. (in thousands of U.S. dollars)	$62,219	$50,226	$179,276	$145,161

Revenues

Sales

In the third quarter of 2006, sales were $271.5 million, an increase of $19.8 million, or 7.9%, over the third quarter of 2005. Warehouse sales increased $18.3 million, or 8.8%, driven by an estimated $8.1 million increase due to higher average same-store sales and approximately $6.4 million increase due to a higher number of franchise restaurants open. Revenues also increased as a result of the start of frozen distribution from our Guelph facility, partially offset by the effects of foreign exchange and lower coffee prices in the quarter.

Company-operated restaurant sales were $18.5 million and $17.0 million in the third quarter of 2006 and 2005, respectively. Appreciation of the Canadian dollar relative to the U.S. dollar decreased Company-operated restaurant sales by 1.3% as we have a higher proportion of Company-operated stores in the U.S.

The consolidation under FIN 46R of an average of 85 and 81 franchise restaurants during the third quarter of 2006 and 2005 resulted in sales of $26.7 million and $26.7 million, respectively.

Sales for the year-to-date period ended October 1, 2006 were $777.6 million, compared to $703.5 million for the year-to-date period ended October 2, 2005, an increase of 10.5%. Warehouse sales were $647.3 million in this period compared to $580.5 million in the comparable period of 2005, an increase of $66.8 million or 11.5% driven by an estimated $25.6 million increase due to higher average same-store sales, approximately $28.6 million increase due to the number of franchise restaurants opened, increases in revenue from the commencement of frozen distribution from our Guelph facility, and increases in coffee sales (as a result of rising prices with respect to the underlying cost of coffee on a year-to-date basis, which has, in part, been passed on to franchisees). The Company-operated restaurant sales increased by $2.2 million or 4.5% in the nine-month period ended October 1, 2006 compared to the same period in 2005 due to a higher number of Company-operated restaurants in 2006, offset somewhat by the timing of when the restaurants converted to Company-operated in the quarter. Foreign exchange impacted the Company-operated sales due to the weakening of the U.S. dollar over the last year and the fact that we have approximately 60% of our Company-operated restaurants in the U.S. Sales from restaurants consolidated under FIN 46R increased $5.1 million on a year-to-date basis versus the prior year. This growth was driven by a combination of store level sales growth and an increase in the number of stores consolidated. On average, 86 restaurants were consolidated under FIN 46R in the year-to-date period ended October 1, 2006 compared to an average of 79 stores in the year-to-date period in 2005.

U.S. sales are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar during the third quarter of 2006 reduced the value of reported sales by approximately 0.6% compared to the value that would have been reported had there been no exchange rate movement. Changes in foreign exchange rates reduced the year-to-date sales by 0.7%.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $12.2 million, or 10.5%, in the third quarter of 2006 over the third quarter of 2005. Our net growth in both rental income and royalty income is driven by an increase of approximately $7.8 million due to the positive average same-store sales growth and approximately $4.4 million improvement due to an increase in the number of franchised restaurants open. Stronger same-store sales growth was driven by our promotional calendar, new product offerings, continuous improvement in store-level operations and price increases. Price increases are typically used to offset higher costs at the restaurant level, typically for labour and food costs.

The rent and royalty component of franchise revenues has increased by $37.3 million or 11.2% in the year-to-date period ended October 1, 2006 over the comparable period in 2005. Our growth in both rental income and royalty income is driven by an increase of approximately $23.1 million due to positive average same-store sales growth over this period and $14.2 million from the addition of 135 franchise restaurants (over 2,705 franchise restaurants existing at the end of third quarter of 2005).

Franchise Fees. Franchise fees during the third quarter of 2006 decreased $4.4 million, or 24.0%, from the third quarter of 2005, mainly due to a lower number of unit sales in both Canada and the U.S. of $5.6 million, offsetting an increase of approximately $1.2 million in restaurant resales, replacements, and transfers, and the recognition of higher deferred franchise fees from our U.S. franchisees.

Franchise fee revenues for the year-to-date period ended October 1, 2006 increased $3.5 million or 8.4% compared to the same period in 2005, driven by higher resales and renovations in the period compared to the same period in 2005, despite a lower number of restaurants opened during the nine months ended October 1, 2006 compared to the same period in 2005.

U.S. franchise revenues are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between the third quarters of 2006 and 2005 and for the year-to-date period ended October 1, 2006, compared to the same period of 2005, reduced the value of reported franchise revenues by approximately 0.8% and 1.2%, respectively, over the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $18.9 million, or 8.6% compared to the third quarter of 2005. This increase was primarily driven by an increase in warehouse cost of sales of $21.9 million, or 12.3%, during the period, of which $7.1 million resulted from an increase in systemwide sales, and $5.6 million from an increase in the number of franchise restaurants open, and additional costs related to the commencement of frozen distribution from our Guelph facility (see “Operating Income” above), offset in part by positive impacts of foreign exchange and lower coffee prices in the quarter.

Cost of sales increased $70.1 million or 11.4% for the year-to-date period ended October 1, 2006 compared to the same period in 2005. Warehouse cost of sales for the year-to-date period ended October 1, 2006, were $566.5 million, an increase of 14% compared to the same period in 2005. The increase was driven by: approximately $22.2 million increase in same-store sales growth, $24.8 million due to the higher number of franchise restaurants opened, costs associated with the commencement of frozen distribution from our Guelph facility (see “Operating Income” above), and increases in the underlying cost of coffee on a year-to-date basis.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of company-operated restaurants. These costs declined from $22.5 million in the third quarter of 2005 to $20.7 million in the third quarter of 2006. The number of company-operated restaurants increased by 6 restaurants in the third quarter of 2006 as compared to the third quarter of 2005. The decline in cost of sales was primarily due to store mix and foreign exchange impact on U.S. company-operated restaurant costs. On a year-to-date basis, Company-operated restaurant cost of sales were $56.9 million and $58.6 million in 2006 and 2005, respectively.

The consolidation of 85 and 81 franchise restaurants, on average, under FIN 46R during the quarters ended October 1, 2006 and October 2, 2005, respectively, resulted in cost of sales of $19.7 million and $20.8 million, respectively. Cost of sales were impacted by store mix and foreign exchange, as mentioned above, and further described below. On a year-to-date basis in 2006, the consolidation of 86 and 79 franchise restaurants, on average, under FIN46R resulted in cost of sales of $60.0 million compared to $57.8 million in cost of sales for the year-to-date comparable period in 2005.

The strengthening of the Canadian dollar relative to the U.S. dollar during the third quarter of 2006 over the third quarter of 2005 reduced the value of reported cost of sales by approximately 0.7% and on a year-to-date basis by 0.8%.

Operating Expenses

Total operating expenses representing primarily rent expense, depreciation and other property costs increased by $5.3 million in the third quarter of 2006 as compared to the third quarter of 2005, representing an increase of 13.3%. Operating expenses of $132.3 million for the year-to-date period ended October 1, 2006 increased $12.8 million over the comparative period in 2005. These increases were driven by higher rent expense and other property costs as a result of the number of properties being leased and then subleased to franchisees. In addition, certain operating costs related to our distribution facilities increased year-over-year (see “Operating Income” above).

Franchise Fee Costs

Franchise fee costs decreased $5.1 million, or 27.4%, from the third quarter of 2005, mainly due to lower unit sales.

Franchise fee costs of $44.5 million in the year-to-date period ended October 1, 2006 increased $1.3 million from the year-to-date period ended October 2, 2005 as a result of new restaurant sales, and higher resales and renovations.

General and Administrative Expenses

General and administrative expenses increased $8.4 million from $23.2 million in the third quarter ended October 2, 2005 to $31.6 million in the third quarter of 2006. The increase is primarily attributable to $5.1 million increase in equity compensation. The increase was related to the accelerated vesting and settlement by the Company of the remaining portion of the Wendy’s 2005 restricted stock units to the Company’s Canadian employees coupled with the immediate expensing of that portion of the Company’s August 1, 2006 restricted stock unit grant awarded to retirement eligible employees (see below). In addition, we incurred $2.3 million of costs related to a run-off director and officer insurance policy, representing a one-time payment resulting from the separation from Wendy’s. We incurred other spin-related costs in the third quarter of 2006, including legal fees and miscellaneous expenses, of less than $1 million. In the third quarter of 2005, we expensed approximately $1.4 million in IPO-related costs.

The Company’s Human Resource and Compensation Committee approved awards of 326,184 restricted stock units on August 1, 2006 to officers and certain employees. The fair market value (the mean of the high and low prices for the Company’s common shares traded on the Toronto Stock Exchange) on August 1, 2006 was $27.985 per share. This grant will vest over a maximum 27-month period or a shorter period in accordance with SFAS 123R with respect to retirement eligible employees. The Company previously disclosed that, on August 1, 2006, the Human Resource and Compensation Committee had approved an aggregate award of 324,199 restricted stock units, which was an understatement of the actual total 2006 award amount by 1,985 units. This understatement was the result of administrative error and was considered insignificant in amount. Compensation costs related to this grant were $3.1 million in the third quarter of 2006, which included $2.6 million for the immediate expensing of restricted stock units for retirement eligible employees. We expect costs associated with this grant to be approximately $0.8 million - $1.0 million in subsequent quarters, assuming all vesting assumptions remain constant. The expense in the quarter in which the grant is awarded is higher due to the immediate expensing of units awarded to retirement eligible employees, in accordance with SFAS No. 123R. We currently anticipate that restricted stock unit grants will be an ongoing part of our compensation plans, subject to the discretion of the Company’s Human Resource and Compensation Committee. The expense in the quarter that the grant is made will typically be significantly higher than the ongoing quarterly expense. We expect that restricted stock units grants will be made annually in the second quarter of each year, subject to the discretion of the Company’s Human Resource and Compensation Committee.

Wendy’s started issuing (on our behalf), and we started expensing restricted stock units in May 2005. Prior to that, stock options of Wendy’s were issued to our employees. The Wendy’s stock compensation plans provide for immediate vesting of restricted stock units upon a disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. In June 2006, Wendy’s announced that its Board of Directors had confirmed its intent to complete the spin-off and was targeting October 1, 2006 for completion of the transaction. Accordingly, in the second quarter of 2006, the number of awards expected to vest was increased, and the expected service periods of the grants made to employees were shortened to reflect full vesting prior to the spin-off on September 29, 2006. This change in estimated requisite service period and estimated forfeitures resulted in incremental compensation cost of $1.9 million in the third quarter and $3.5 million on a year-to-date basis in 2006.

In the third quarter of 2005, cost allocations from Wendy’s were primarily based on specific identification and the relative percentage of our revenues and headcount to the respective total Wendy’s costs. The shared service expense allocations totaled $2.0 million and $7.4 million on a pre-tax basis for the quarter and year-to-date periods ended October 1, 2006, respectively, and $3.2 million and $11.0 million for the quarter and year-to-date periods ended October 2, 2005, respectively. This does not include charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan which were separately discussed above. Consistent with the terms of the shared services agreement, the costs in the third quarter of 2006 were reduced to reflect the increasing independence of the Company, and the corresponding reduction of services being provided by Wendy’s. Costs were reduced primarily in the areas of executive oversight, investor relations, treasury and financial reporting. The reduction in shared service charges was offset by the addition of new resources and service costs that the Company incurred directly.

The Company and Wendy’s considered these general corporate expense allocations, as adjusted pursuant to the agreement by Wendy’s and the Company as described above, to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company.

As a result of the strengthening Canadian dollar, general and administrative expenses denominated in U.S. dollars were approximately $0.3 million lower in the third quarter of 2006 compared to the third quarter of 2005.

As a percentage of revenues, general and administrative expenses increased from 6.0% in the third quarter of 2005 to 7.7% in the third quarter of 2006.

General and administrative expenses were $87.4 million for the year-to-date period ended October 1, 2006, an 18.6% increase, or $13.7 million, higher than the year-to-date period ended October 2, 2005. This increase was driven by $7.9 million in compensation costs related to restricted stock units including $3.4 million due to the accelerated vesting, and $2.6 million related to the immediate expensing, of restricted stock units granted to retirement eligible employees, $2.3 million of costs related to a run-off director and officer insurance policy, discussed above, increased salary costs as we add resources in preparation of being a stand-alone public company and other spin-related costs, offset by lower shared services costs in the year-to-date period of 2006 compared to the year-to-date period of 2005 (see discussion above).

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits and some bread products and our TIMWEN Partnership which acts as the lessor to most of our Canadian Tim Hortons/Wendy’s combination restaurants. In the third quarter of 2006, equity income was $9.1 million, up $1.6 million from the third quarter of 2005, primarily as a result of stronger same-store sales growth and new restaurant expansion. For the year-to-date period ended October 1, 2006, equity income was $26.7 million as compared to $23.3 million for the year-to-date period ended October 2, 2005, a 14.6% increase, again driven primarily by systemwide sales growth.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest. Other income, net of other expenses, decreased by $6.1 million from the third quarter of 2005 relating primarily to $6.3 million in foreign exchange gains in the third quarter of 2005, consisting largely of the one-time mark-to-market gain on cross border intercompany notes. Other income of $0.7 million for the year-to-date period ended October 1, 2006 was $6.8 million lower than the year-to-date period ended October 2, 2005, due to the 2005 foreign exchange gain noted above and the $1.7 million gain on an asset sale in 2005 that did not recur.

Interest Expense (Including Affiliated Interest Expense, Net)

Interest expense was $5.7 million in the third quarter of 2006 and $3.0 million in the third quarter of 2005, an increase of $2.7 million. External interest expense was $5.7 million in the third quarter of 2006 compared to $1.3 million in the third quarter of 2005. The increase was a result of the new third party borrowings entered into in the first quarter of 2006 (see also “Liquidity and Capital Resources – Credit Facilities”). We did not have any affiliated interest expense, net, in the third quarter of 2006 since we repaid all of our outstanding borrowings from Wendy’s in the second quarter of 2006. Affiliated interest expense, net, was $1.7 million in the third quarter of 2005.

Interest expense increased $16.2 million in the year-to-date period ended October 1, 2006 as compared to the year-to-date period ended October 2, 2005 driven primarily by higher external borrowings in 2006. Affiliated interest expense, net was $7.9 million for the year-to-date period ended October 1, 2006 compared to $4.9 million for the year-to-date period ended October 2, 2005. This was due to higher borrowings from Wendy’s in 2006, all of which were repaid in the second quarter of 2006.

Historically, affiliated interest expense, net, in the consolidated statements of operations reflected interest costs related to specific net borrowings by us from Wendy’s. Wendy’s did not allocate a portion of its external debt interest cost to us. As a result, interest expense recorded by us in 2005 does not reflect the expense we would have incurred as a stand-alone company.

Interest Income

Interest income was $2.3 million in the quarter ended October 1, 2006 and $0.9 million in the third quarter of 2005. Interest income was $9.2 million for the year-to-date period ended October 1, 2006 compared to $2.3 million for the year-to-date period ended October 2, 2005 primarily related to higher average cash balances on hand, including the remaining proceeds from the IPO in March 2006 and higher interest rates.

Income Taxes

The Company’s provision for income taxes includes provisions for U.S. and Canadian taxes. The Company’s U.S. entities will join in the filing of a consolidated U.S. tax return with Wendy’s and its other subsidiaries until September 29, 2006, the date of the spin-off. From September 29, 2006 to the end of the 2006 fiscal year, the Company’s U.S. entities will file a U.S. consolidated tax return separate from Wendy’s. The Company’s U.S. income tax provision and related deferred income tax amounts are determined as if the Company filed tax returns on a stand-alone basis and are adjusted in accordance with the tax sharing agreement with Wendy’s.

The effective income tax rate for the quarter ended October 1, 2006 was 41.0%, compared to 29.3% for the comparative period ended October 2, 2005. The Company is expecting an effective tax rate for the fourth quarter of approximately 34%. The effective income tax rate for the year-to-date period ended October 1, 2006 was 25.6% compared to 31.1% for the comparative year-to-date period ended October 2, 2005.

The increase in the tax provision to 41% in the quarter ended October 1, 2006 is due primarily to the following: (i) the reversal of previously reported one-time tax benefits through the recording of a valuation allowance of approximately $12 million on previously recognized foreign tax credits as a result of the spin-off from Wendy’s in the quarter ended October 1, 2006 and the decision by the Company not to proceed with certain tax planning strategies; and (ii) the accrual of approximately $2.2 million in deferred tax on unremitted earnings that the Company will now incur in subsequent periods upon repatriation of earnings, both of the foregoing were partially offset by a reserve release related to the resolution of Canadian and US tax audits and related book-to-tax adjustments of approximately $5.0 million.

For the comparative quarter ended October 2, 2005, the Company’s tax rate was 29.3% which reflected a benefit attributed to favorable taxation of currency transactions.

For the year-to-date period ended October 1, 2006, the Company’s tax rate was 25.6% which was lower than the prior year as the Company realized a number of discrete tax benefits that it does not expect will recur in subsequent periods. The primary year-to date tax benefits recorded include: (i) a reserve release related to the resolution of Canadian and US tax audits and related book-to-tax adjustments of approximately $12 million; and (ii) the reversal, net of current quarter accrual, of approximately $3.6 million in deferred tax relating to Canadian withholding taxes originally accrued for intercompany cross-border dividends that are no longer expected to be paid.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2001 and subsequent taxation years. The Internal Revenue Service has completed a federal income tax examination of Wendy’s (the Company’s consolidated tax group through September 29, 2006) for the years 2001 through 2004 and is waiting for the Joint Committee of Taxation to approve the issuance of a refund to Wendy’s for those taxation years, and Wendy’s has already refunded amounts to the Company. The Internal Revenue Service is continuing its examination for the years 2005 and 2006. The Company does not currently expect any material impact on earnings or cash flow to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

The allocation of taxes payable amounts for the tax return relating to the period ended September 29, 2006, described above, between the Company and Wendy’s is adjusted in accordance with the Company’s tax sharing agreement with Wendy’s. Based on representations from Wendy’s management as to its forecasted tax position for 2006, no material amount is expected to be owing by either Wendy’s or the Company to the other party for 2006 under the tax sharing agreement. However, Wendy’s representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006 were to substantially change from what it has represented to the Company, the two parties would need to agree on whether any adjustment to the third quarter allocation of taxes payable amounts is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration and could be as high as 35% of Wendy’s domestic loss for 2006, if any. Any subsequent allocation made pursuant to the agreement due to the tax position of Wendy’s will be accounted for through additional paid-in capital, and any payment required to Wendy’s could have a material impact on cash flows in the quarter in which made.

Comprehensive Income

In the third quarter of 2006, comprehensive income was $47.3 million compared to $37.6 million in the third quarter of 2005. The increase in comprehensive income was primarily driven by a $23.7 million improvement in foreign exchange losses. The translation expense for the third quarter of 2006 was driven primarily by the reversal of the tax benefit on the realized loss on net investment hedges of $2.7 million, and exchange rate fluctuations between periods. This loss on the net investment hedge is included in the translation adjustments component of other comprehensive income in the third quarter and year-to-date period of 2006. The loss related to cash flow hedges was $1.2 million in the third quarter of 2006 compared to $1.7 million in the third quarter of 2005. Net income decreased $14.4 million from the third quarter of 2005 to the third quarter of 2006.

Comprehensive income for the year-to-date period ended October 1, 2006 was $151.9 million compared to $152.6 million in the year-to-date period ended October 2, 2005. Net income in the 2006 year-to-date period was $17.1 million higher than the comparable period in 2005, offset by translation losses of $39.9 million in the year-to-date period of 2006, including translation losses from a net investment hedge of $7.3 million (net of taxes of $nil) compared to translation losses of $22.8 million for the comparable year-to-date period in 2005. Comprehensive income from cash flow hedges of $0.1 million in the year-to-date period of 2006 compared to $0.7 million in the year-to-date period of 2005.

Liquidity and Capital Resources

Overview

Our primary liquidity and capital requirements are for new store construction, renovations, and general corporate needs. Historically, our working capital needs have not been significant because of our focused management of accounts receivable and inventory. Operating cash flows have historically funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. We believe that we will generate adequate operating cash flows to fund both our capital expenditures and expected debt service, dividend, and share repurchase requirements in the long term.

In February 2006, the Company entered into an unsecured senior credit facility and a bridge loan facility (see Credit Facilities).

If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by covenants under our credit facilities, as described below under “Credit Facilities”. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings were significant, they could result in a weaker capital structure and it might be possible that we would borrow on less favourable terms.

Credit Facilities

As of January 1, 2006, we had a $25.0 million revolving credit facility that was guaranteed by Wendy’s and undrawn except for approximately $5.0 million that was committed to support standby letters of credit. This facility was cancelled on February 28, 2006 and replaced with new facilities except for the amount being used to support the standby letters of credit ($1.5 million) as of October 1, 2006 which will remain in place until the expiration of the respective letters of credit.

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

The $200.0 million Canadian revolving credit facility includes an overdraft facility of $15.0 million. The Canadian and U.S. facilities are undrawn as at October 1, 2006 except for approximately $3.5 million being used to support standby letters of credit. The revolving credit facility components of the senior bank facility may be borrowed and repaid on a revolving basis over the life of that facility until February 28, 2011. These borrowings may be made under different floating rate loan indices as selected by us or one of our principal subsidiaries and will include, where applicable, a margin determined by our “applicable leverage ratio,” as defined in the agreement governing the senior bank facility or, if applicable, the rating level of our long-term debt (if and when applicable). The senior bank facility will mature in 2011. To limit our exposure to interest rate variability we entered into an interest rate swap with two financial institutions in March, 2006 for $100.0 million of our $300.0 million term loan facility that converts a portion of the variable rate debt from floating rate to fixed rate. The interest rate swap essentially fixes the interest rate on one-third of the $300.0 million term loan facility, but the rate remains subject to variation if our applicable margin, described in our credit facilities, increases or decreases. As a result of a decrease in such applicable margin in the third quarter of 2006, the rate decreased to 5.05%. The swap matures on February 28, 2011.

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

The maximum debt coverage ratio must not exceed 3.50 in respect of the first fiscal quarter ending after February 28, 2006, and 2.50 thereafter and is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business (as amended on April 24, 2006 – see discussion below). Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market liability under swap agreements and guarantee liabilities. The Company was in compliance with these ratios as at October 1, 2006.

The minimum fixed charge coverage ratio must be no less than 2.25 in respect of the first fiscal quarter ending after February 28, 2006, and 2.75 thereafter. It is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges (as amended on April 24, 2006 – see discussion below). Consolidated fixed charges includes interest and rent expense. The Company was in compliance with this covenant as at October 1, 2006.

The Company entered into an amendment of its senior bank facility on April 24, 2006, with an effective date of February 28, 2006. The amendment corrected a drafting error in the original agreement by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which the Company was permitted to repay certain intercompany debt. These corrected terms reflect the terms that had been agreed to by both parties prior to the effective date of the original agreement. No additional changes were made and required lender approval was obtained for the amendment with no additional fees incurred other than drafting expenses for the amendment.

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

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities was $120.1 million in the year-to-date period ended October 1, 2006 as compared to $229.1 million in cash provided from operations in the year-to-date period ended October 2, 2005, a decline of $109.0 million. Tax payments in connection with the resolution of Canadian tax audits and interest payments, excluding amounts paid to Wendy’s, were higher by $36.3 million and $11.0 million, respectively, compared to the year-to-date period ended October 2, 2005. In addition, in the year-to-date period ended October 1, 2006, the Company paid US$28.0 million ($32.4 million) to settle certain hedging arrangements entered into in the third and fourth quarters of 2005. Other factors contributing to the lower operating cash flows include $51.9 million lower receipts from amounts due from and to Wendy’s, as well as differences in working capital relating to payments of accounts payable, accrued expenses, and inventory. Inventory is seasonally higher and has also increased as a result of the addition of frozen distribution from our Guelph facility. Partially offsetting the above-noted operating cash flow decreases were: higher operating income of $13.6 million and lower interest payments to Wendy’s of $27.0 million in the year-to-date period ended October 1, 2006 compared to the same period in 2005. Depreciation and amortization expense for the year-to-date periods ended October 1, 2006 and October 2, 2005 was $53.0 million and $53.6 million, respectively.

Investing Activities. Net cash used in investing activities totaled $119.4 million in the year-to-date period ended October 1, 2006 compared to $160.7 million in the year-to-date period ended October 2, 2005. Capital expenditures in the year-to-date period ended October 1, 2006 were $121.3 million compared to $140.9 million in the comparable period in 2005 primarily as a result of the timing of new store development and the higher development expenditures in 2005 for our Guelph Distribution Centre. Other significant items impacting our investing cash flows in the year-to-date period in 2005 were net loans repaid to Wendy’s of $21.9 million.

Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and technology initiatives, and other capital expenditures. A summary of capital expenditures year-to-date are as follows:

	Year-to-date ended
	October 1, 2006	October 2, 2005
	(in millions)
Capital expenditures
New restaurants	$72.7	$80.5
Store improvements	26.5	14.8
Guelph Distribution Centre	15.3	32.2
Other capital needs	6.8	13.4

Total capital expenditures	$121.3	$140.9

In the first quarter of 2006, we substantially completed and commenced operations of our new Guelph distribution and warehouse facility which better serves our distribution needs. Substantially all of the expected investment in the new facility of approximately $74 million had been made as at October 1, 2006. In the year-to-date period ended October 1, 2006, we opened 65 new restaurants in Canada and 21 in the U.S. compared with 73 in Canada and 21 in the U.S. in the year-to-date period ended October 2, 2005. We currently expect to open approximately 100 restaurants in the fourth quarter of 2006. In fiscal 2006 we currently expect to open 140 to 150 new restaurants in Canada and 40 to 50 new restaurants in the U.S. Although we currently anticipate new restaurant development will continue in the range of 180 to 200 stores annually, future escalation of real estate, construction costs and labour availability (in some regions) may slow this growth and our mix between standard and non-standard restaurants may shift towards non-standard depending upon real estate availability, and market needs, among other things. We currently expect fiscal 2006 capital expenditures to be between $185.0 million and $210.0 million for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. We currently anticipate future capital needs related to our normal business activities will be funded through ongoing operations.

Financing Activities. Financing activities provided cash of $32.5 million in the year-to-date period ended October 1, 2006 and used cash of $78.0 million in the comparable period of 2005. In the first quarter of 2006, we entered into new credit facilities providing $498.3 million net proceeds related to debt in the principal amount of $500.0 million and incurred $1.7 million in financing costs that have been deferred over the terms of the related facilities of which $0.3 million related to the bridge facility was written off upon repayment of this facility ($200.0 million) in the second quarter ended July 2, 2006. Also in the first quarter of 2006, we completed our IPO, issuing 33,350,000 shares of our common stock at an offering price of $27.00 (US$23.162) per share. The IPO generated cash proceeds of $903.8 million and share issuance costs paid in the year-to-date period of 2006 was $61.6 million. The net proceeds from the new credit facilities and from the IPO were used to repay the US$960.0 million note to Wendy’s plus accrued interest of US$14.6 million.

In the year-to-date period ended October 2, 2005, cash used in financing activities was $78.0 million mainly driven by repayment of borrowings to Wendy’s.

Certain of our U.S. employees participated in two Wendy’s-sponsored U.S. domestic defined benefit pension plans through September 29, 2006. The employees’ account balances may be rolled into a defined contribution pension in the fourth quarter of 2006 or left within the Wendy’s plan, at the employees’ option.

We had a negative foreign exchange impact on our U.S. cash held of $33.8 million in the year-to-date period ended October 1, 2006 which was primarily related to the IPO proceeds held in U.S. dollars prior to repaying the Wendy’s note and the bridge loan facility.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of October 1, 2006 and October 2, 2005 as that term is described by the SEC.

Application of Critical Accounting Policy

On November 18, 2005, the Company’s stockholder approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. A total of 539,099 awards have been made under the 2006 Plan, in the form of restricted stock units, as of October 1, 2006, of which 19,110 were granted to external directors of the Company and 519,989 granted to officers and certain employees. A total of 193,805 of these awards were immediately vested and settled, net of withholding tax, in the Company’s shares (see below). No awards were made under this Plan in 2005. The number of remaining shares of common stock authorized under the Company’s 2006 Plan totals approximately 2.4 million.

Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans as well as tables summarizing stock option and restricted stock unit activity for the Company’s employees.

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

Wendy’s restricted stock units were granted to employees of the Company for the first time in May 2005. These restricted stock units were granted under the Wendy’s Plan and would have vested, for the Company’s Canadian employees, in accordance with the vesting schedule of the 2005 award agreements on May 1, 2006, May 1, 2007 and November 1, 2007, in one-third increments. These awards granted to Canadian employees were converted to the Company’s restricted stock units on May 1, 2006 (one-third) and August 15, 2006 (two-thirds) (see below) at an equivalent fair value, immediately vested, and then settled with 61,256 and 132,549 shares, respectively, totaling 193,805 shares, after provision for the payment of employee’s minimum statutory withholding tax requirements, of the Company’s stock. The 61,256 shares were purchased by an agent of the Company on behalf of the eligible employees on the open market on May 1, 2006 at an average purchase price of $30.543. The 132,549 shares were also purchased by an agent of the Company on behalf of the eligible employees on the open market on August 15, 2006 at an average purchase price of $27.3211. In accordance with SFAS 123R, no incremental compensation cost was recorded since there was no change in the fair value of the awards immediately before and after conversion. The Company’s U.S. employees’ awards under the Wendy’s Plan were settled by Wendy’s through the issuance of authorized but previously unissued shares of Wendy’s stock in May and October, 2006.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is the same for APB Opinion No. 25 and SFAS No. 123R, because Wendy’s restricted stock units were not granted prior to May 2005 and because all of Wendy’s stock option awards granted to employees of the Company were fully vested prior to January 2, 2006, the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s condensed consolidated balance sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded $5.9 million ($3.8 million net of tax) and $9.3 million ($6.0 million net of tax) in stock compensation expense for restricted stock units for the third quarter and year-to-date periods ended October 1, 2006, respectively, representing both the amount allocated to the Company from Wendy’s based on a specific employee basis and the expense recorded for restricted stock units issued under the Company’s 2006 Plan. Compensation expense for restricted stock unit awards for the third quarter and year-to-date periods ended October 2, 2005 was $0.8 million ($0.5 million net of tax) and $1.4 million ($0.9 million net of tax), respectively. As of October 1, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $6.4 million and is expected to be recognized over a weighted-average period of 2.1 years.

Market Risk

With the exception of the items discussed herein, our exposure to various market risks remain substantially the same as reported on January 1, 2006. Our disclosures about market risk are incorporated herein by reference from our registration statement on Form S-1 (Registration No. 333-130035) filed with the SEC on December 1, 2005 and subsequently amended.

Foreign Exchange Risk

In connection with the completion of our IPO, certain intercompany notes were expected to be repaid and, accordingly, were marked-to-market in fiscal 2005 and resulted in a foreign exchange gain of $3.2 million, net of taxes of $1.9 million. Previously, the translation of these intercompany notes was recorded as a component of comprehensive income, rather than in income, in accordance with SFAS No. 52 — “Foreign Currency Translation”. To manage this additional exposure, we entered into forward currency contracts to sell $500.0 million and buy US$427.4 million. Under SFAS No. 133, these forward currency contracts were designated as highly effective cash flow hedges. In accordance with SFAS No. 133, we defer unrealized gains and losses arising from these contracts until the impact of the related transactions occur. The fair value unrealized losses on these contracts as of January 1, 2006 were $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, we received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million Canadian, resulting in a net cash flow of US$13.1 million ($15.4 million) to the counterparties (representing the difference from contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows for year-to-date period ended October 1, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.9 million gain was recognized in the first quarter of 2006 as the ineffective portion of the foreign currency contracts.

In the fourth quarter of 2005, we entered into forward currency contracts to sell $578.0 million and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million, as of January 1, 2006. On the maturity dates of April 10-13, 2006, the Company received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, “Statement of Cash Flows”, the net cash flow is reported in the net cash provided by operating activities line of the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended October 1, 2006 as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The fair value realized loss on these contracts was $13.3 million, net of taxes of $3.7 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss) (see Note 5). No amounts related to these net investment hedges impacted earnings.

Interest Rate Risk

Prior to the first quarter of 2006, we have had insignificant external borrowings. We are exposed to interest rate risk affecting our net borrowing costs because our existing borrowings of $300.0 million bear a floating rate of interest. We will seek to manage our exposure to interest rate risk by managing the mix of fixed and floating rate instruments and reviewing capital markets and business conditions. Accordingly, we entered into an interest rate swap with two financial institutions for $100.0 million of our $300.0 million term loan facility that converts a portion of the variable rate debt from floating rate to fixed rate. The interest rate swap essentially fixes the interest rate on one-third of the $300.0 million term loan facility, but the rate remains subject to variation if our applicable margin, described in our credit facilities, increases or decreases. As a result of a decrease in such applicable margin in the third quarter of 2006, the rate essentially fixed by the swap decreased to 5.05%. The swap matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedges Activities. The fair value unrealized loss on this contract as of October 1, 2006 was $0.7 million, net of taxes of $0.4 million. Each one-eighth point change in interest rates would result in a $0.3 million change in interest expense on an annualized basis, after repayment of the bridge loan facility on May 3, 2006. We presently have no intention to enter into speculative swaps or other speculative financial contracts.

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 provides a common definition of fair value to be used throughout generally accepted accounting principles. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Company transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The standard establishes a fair value hierarchy that prioritized the information used to develop the assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires disclosures about the extent to which the Company measures assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not assessed the impact of adopting SFAS No. 157.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, and type and quality of food; changes in economic and political conditions, consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions), and other conditions; harsh weather and other calamities; food costs; labour cost and availability; benefit costs; legal claims; disruptions in supply chain or changes in the price, availability and shipping costs (including changes in international commodity markets, especially for coffee); risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risk associated with certain ongoing transactions and contractual agreements with Wendy’s International, Inc.; risk associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; risk associated with the Company’s significant debt obligations; and other factors set forth in Exhibit 99 attached hereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page [38] of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	During the third fiscal quarter and continuing into the fourth quarter of 2006, in preparation for and as a result of the Company’s separation from Wendy’s, the Company has either implemented independent systems and/or processes for, including in some cases general computer controls related to these systems, the following: (i) U.S. accounts payable; (ii) U.S. head office, U.S. corporate store and Maidstone Coffee payroll and all benefits; (iii) U.S. corporate store sales and inventory; (iv) U.S. financial reporting; (v) U.S. fixed asset management and reporting; (vi) U.S. rents and royalties calculations; (vii) U.S. treasury function; (viii) U.S. tax provision calculation, reporting and payment; (ix) securities, corporate governance and ethics and compliance; (x) capital transactions, including restricted stock unit administration, dividends, share repurchases etc.; (xi) investor relations; and (xii) internal audit. Except for the preceding changes, there was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Company has disclosed, under the heading “Risk Factors” in our registration statement on Form S-1 (Registration No. 333-130035), originally filed with the SEC on December 1, 2005 and subsequently amended, the risk factors which could materially affect our business, financial condition or future results. In addition, the Company disclosed additional risk factors that it considers to be material to supplement the risk factors set forth in the S-1 in the Company’s second quarter Form 10-Q filed with the SEC on August 11, 2006. You should carefully consider the “Risk Factors” set forth in the S-1, the additional risk factors described in the second quarter Form 10-Q, and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) The Company incurred and paid an additional net amount of approximately US$0.2 million in offering costs and expenses associated with its March 2006 IPO in the third quarter of 2006 to bring the total amount of other fees and expenses associated with the Company’s March 2006 IPO to US$7.7 million. The Company had previously reported in its Form 10-Q for the first quarter, filed with the SEC on May 12, 2006, that the actual underwriting, discounts, commissions and fees related to the IPO were $54.2 million (US$46.2 million) with other fees and expenses of $8.7 million (US$7.5 million), and in its Form 10-Q for the second quarter, filed with the SEC on August 11, 2006, that other fees and expenses associated with the IPO totaled US$7.6 million.

The Company further disclosed in its second quarter Form 10-Q its uses of the net proceeds generated from the IPO in the second quarter and beyond. Namely, the Company disclosed that, during the third quarter 2006, the remaining proceeds were combined with cash generated from operations of the Company, and these proceeds, plus available cash and cash generated from operations of certain U.S. subsidiaries of Tim Hortons Inc., were utilized, and are planned to be utilized in the balance of the fiscal year: (i) for dividends, including intercompany dividends; (ii) to fund capital expenditures and operations for U.S. subsidiaries; and (iii) for other general corporate purposes of these U.S. subsidiaries.

(c)                                                                      Issuer Purchases of Equity Securities

	(a) Period Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month # 1 (July 3-August 2)	0		N/A	0	0
Month # 2 (August 3-September 2)	132,549	(1)	$27.321 per share	0	0
Month # 3 (September 3-October 1)	0		N/A	0	0
Total	132,549		$27.321 per share	0	0

(1)	As reported on the Company’s Form 10-Q for the second quarter, substantially all of the employees of the Company and/or its subsidiaries that held restricted stock units of Wendy’s International, Inc. as a result of the 2005 Wendy’s grant to Canadian employees of the Company, rejected the vesting of those units that was to occur on May 1, 2006 (the first one-third of the 2005 grant) under the terms of the Wendy’s 2003 Stock Incentive Plan and received instead an award of restricted stock units under the Company’s 2006 Stock Incentive Plan that immediately vested and net-settled in 61,256 shares of stock of the Company. On August 15, 2006, all of these Canadian employees also rejected the remaining two-thirds of the 2005 Wendy’s grant that would have vested upon the Company’s separation from Wendy’s on September 29, 2006 and received instead restricted stock units of the Company. These restricted stock units immediately vested, and the Company satisfied its obligation to settle these awards by purchasing, on August 15, 2006, through a Normal Course Issuer Bid on the Toronto Stock Exchange (an open-market transaction), on behalf of the employees entitled to receive such shares, 132,549 shares of stock of the Company. The shares purchased were not redeemed, retired, or allocated to treasury stock held by the Company. Rather, the shares were purchased on behalf of, and credited directly to the account of, the employees entitled to such shares.

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

TIM HORTONS INC. (Registrant)

Date: November 14, 2006	/s/ Cynthia J. Devine
Cynthia J. Devine
Executive Vice President and Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
3(ii)	Amended and Restated Bylaws of Tim Hortons Inc.	48

10(i)	Director Indemnification Agreement Between Tim Hortons Inc. and each of its Existing Directors, Effective September 29, 2006	Incorporated herein by reference from Exhibit 10.8 of the Registration Statement filed by the Company on December 1, 2005, as amended thereafter (“S-1”)

10(ii)	Officer Indemnification Agreement between Tim Hortons Inc. and each of its executive officers (and other officers and employees, as authorized by the Board of Directors), effective September 29, 2006	Incorporated herein by reference from Exhibit 10.7 of the Form S-1

10(iii)	The TDL Group Corp. Amended and Restated Supplementary Retirement Plan, as amended from the Supplemental Retirement Plan assumed by a Canadian subsidiary of the Company, The TDL Group Corp., from Wendy’s International, Inc., on September 29, 2006.	Incorporated herein by reference from Exhibit 99.1 (incorrectly labeled and filed as Exhibit 99.2) of the Form 8-K filed by the Issuer with the SEC on October 27, 2006; and, incorporated herein by reference from Exhibit 10 of the Form 8-K filed by the Issuer with the SEC on October 5, 2006

10(iv)	Amended Governance Guidelines of Tim Hortons Inc.	64

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	68

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	69

32(a)	Section 1350 Certification of Chief Executive Officer	70

32(b)	Section 1350 Certification of Chief Financial Officer	71

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	72-74