Form 10-K
period 2006-12-31
Tim Hortons Inc.
filed 2007-03-09
CIK 1345111

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32843

TIM HORTONS INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0370507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

874 Sinclair Road, Oakville, ON, Canada	L6K 2Y1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 905-845-6511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, US$0.001 par value per share	New York Stock Exchange
Associated Preferred Share Purchase Rights	Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one);

Large accelerated filer  ☐                                Accelerated filer  ☐                                Non-accelerated filer  ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of June 30, 2006, was Cdn$956,478,000 (US$858,762,500).

Number of shares of common stock outstanding as of March 7, 2007: 190,383,516

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2007 Proxy Statement, which will be filed no later than 120 days after December 31, 2006, are incorporated by reference into Part III hereof.

Exhibit index on pages 117-118.

TIM HORTONS INC.

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

The Company

The first Tim Hortons coffee and donut shop was opened in May 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Ron Joyce, then the operator of three Tim Hortons restaurants, became partners with Tim Horton and together they opened 37 restaurants over the next seven years. After Tim Horton’s death in 1974, Mr. Joyce continued to expand the chain, becoming its sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s International, Inc. entered into a partnership to develop real estate and combination restaurants containing Wendy’s and Tim Hortons under the same roof. In 1995, Wendy’s International, Inc. purchased Mr. Joyce’s ownership of the Tim Hortons system and incorporated the company now known as Tim Hortons Inc., a Delaware corporation, as a wholly owned subsidiary. Tim Hortons Inc. and its subsidiaries are collectively referred to herein as the “Company”. Wendy’s International, Inc. and its subsidiaries are collectively referred to herein as “Wendy’s”.

Over the years, menu offerings of Tim Hortons restaurants have expanded and now include premium coffee, flavoured cappuccinos, specialty teas, home-style soups, fresh sandwiches and fresh baked goods, including the Company’s trademark donuts. The Company’s expanded product offerings and new-store development efforts have helped to make Tim Hortons an iconic brand in Canada and the largest quick service restaurant chain in Canada based on systemwide sales and number of restaurants open. According to the Canadian Restaurant and Foodservice Associates and Statistics Canada, in 2005, the Company’s system represented 23.9% of the $14.4 billion quick service restaurant segment of the Canadian foodservice industry based on sales dollars, almost 25.0% larger than the nearest competitor.

In 2005, Wendy’s announced its intention to sell 15%-18% of the Company in an initial public offering (“IPO”) of shares of the Company in the quarter ended April 2, 2006 and later announced that it intended to spin-off the remainder of its interest in the Company by the end of 2006. Public trading in the Company’s shares commenced on March 24, 2006 on both the New York Stock Exchange and the Toronto Stock Exchange, with the completion of the IPO occurring on March 29, 2006. As announced, the remaining shares of the Company held by Wendy’s after the IPO were distributed to the Wendy’s stockholders of record as of September 15, 2006, and the final separation of the Company from Wendy’s was completed on September 29, 2006. The Company has operated as a stand-alone public company, owned by public stockholders at-large, since September 30, 2006.

All dollar amounts referenced in this Form 10-K are in Canadian dollars, unless otherwise expressly stated.

Operations

Although the Company does own and operate a small number of restaurants in Canada, and a more significant number for the U.S. segment, the Company’s primary business model is to identify locations, develop restaurants on suitable sites, and make these new restaurants available to approved franchisees. As of December 31, 2006, franchisees operated 96.9% of Tim Hortons systemwide restaurants. In addition, the Company has warehouse and distribution operations which supply Tim Hortons Canadian restaurants with paper and dry goods, and more recently, for certain restaurants in Ontario, frozen baked goods and some refrigerated products. At present, the Company’s vertically integrated manufacturing and distribution capabilities include a coffee roasting plant, a joint-venture bakery, and a fondant and fills manufacturing facility. These operations improve product quality and consistency, expand the Company’s product offering capabilities, allow the Company to control availability and timely delivery of products, provide economies of scale and labour efficiencies, and provide an additional source of income for the Company. The Company is an operations driven business, as evidenced by the substantial investments the Company has made in its proprietary Always Fresh baking system, described below, the Company’s innovative store designs, its restaurant equipment packages, and the ongoing training and development of its people.

The Company’s business model has resulted in a diverse revenue base for the Company, consisting of franchisee royalties and fees, rental revenue, warehouse sales, and revenues from Company-operated restaurants. Franchisee royalties are typically paid weekly based on a percentage of gross sales. Rental income results from the Company’s controlling interest (i.e., lease or ownership) in the real estate for approximately 81.2% of franchised restaurants, generating base rent, and for most sites, percentage rent, which results in higher rental income to the Company as same-store sales increase. As the Company opens new restaurants and makes them available to franchisees, the Company’s operating income base expands. In addition, the Company’s product distribution and warehouse operations have generated consistent positive operating income.

The Company’s segments for financial reporting purposes are Canada and the U.S. Financial information about the Company’s segments is set forth in Items 6 and 7 of this Form 10-K. In addition, reference should be made to the Financial Statements and Supplementary Data in Item 8 for further information regarding revenues, segment operating profit and loss, and total assets attributable to the Company’s segments and for financial information attributable to certain geographic areas.

Restaurant format, location, and development. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,400 to 3,090 square feet with a dining room and single or double drive-thru window. The Company also has non-standard restaurants designed to fit anywhere, consisting of kiosks in offices, hospitals, colleges, airports, gas station convenience stores, and drive-thru only units on smaller pieces of property. These units typically average between 150 to 900 square feet. As of December 31, 2006, the number of systemwide restaurants, both standard and non-standard locations across Canada and the U.S., totalled 3,047, with standard restaurants comprising 75.5% of the total. The Company, as of December 31, 2006, has 153 “combination restaurants” in Canada and the U.S., which offer products from both Tim Hortons and Wendy’s, as described below.

In Canada, the greatest concentration of Tim Hortons restaurants is in the provinces of Ontario, Quebec, British Columbia, Nova Scotia and Alberta. The 2,711 restaurants across Canada include 728 non-standard restaurants, with approximately 15% of non-standard restaurants in educational settings, 10% in health-care locations, 10% in retail, 7% in offices, and 57% in petroleum stations and other travel-oriented locations. The Company has a significant and long-standing partnership with Imperial Oil, with more than 340 units (approximately 47% of total non-standard restaurants in Canada) located within their Esso® convenience stores. As of December 31, 2006, franchisees operated 2,677, or 98.7%, of the restaurants in Canada. See Item 2 for a description of the number of restaurants by province/territory in Canada owned by the Company and franchisees, respectively.

In the U.S., the Company has a regional presence with 336 restaurants in ten states, concentrated in the Northeast in New York, Connecticut, Rhode Island, and Maine, and in the Midwest in Michigan and Ohio. The Company’s entry into the U.S. market has focused on standard stores to enable the Company to develop brand awareness. As a general matter, the Company is more likely to open non-traditional stores after the Company has already established itself in a market with standard restaurants. Non-traditional restaurants are utilized more frequently in more developed markets to increase points of purchase and brand exposure, after the brand has been more fully established. Also in the U.S., the Company owns, as opposed to leases, the land underlying a higher percentage of system restaurants than in Canada, and because the Company is in an early stage of development in many U.S. markets, there are more Company-operated restaurants in the U.S. As of December 31, 2006, franchisees operated 275, or 81.8%, of the restaurants in the U.S. See Item 2 for a description of the number of restaurants by state in the U.S. owned by the Company and franchisees, respectively.

The Company oversees and directs all aspects of store development for system restaurants, from an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure, to considerations of the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, franchisee identification, and physical land development and restaurant construction costs. The Company typically retains the controlling interest in the real estate for restaurant locations by either owning the land and building, leasing the land and owning the building, or leasing the land and building for system restaurants. While the Company has a standard – and highly recognizable – stand-alone restaurant design, it varies its design to fit into unique situations. Ultimately, the Company controls the design and building of its restaurants to cater to the market and the neighbourhood in which the restaurants are located. From start to finish, the development process usually takes between 12 to 18 months for each individual restaurant location.

The importance of franchisees. Finding exceptional franchisee candidates is critical to the system’s successful growth and development, and the Company has implemented a comprehensive franchisee screening and recruitment process, which employs multi-level interviews with the Company’s senior operations management and requires candidates to work two to three different shifts in an existing franchisee’s restaurant. Each new franchisee participates in a mandatory eight-week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with the Company’s standards. The Company also provides ongoing training and education to franchisees and their staff. To further assist franchisees, the Company has standardized its restaurant management software with an application service provider to give its restaurants the ability to manage their day-to-day management functions, staff scheduling, inventory control, and daily cash accounting.

Menu items and new product innovation. Each Tim Hortons restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to customers throughout the day. While the largest portion of systemwide sales are generated in the morning, the Company generates sales throughout the day with no two-hour period accounting for more than 20% of the Company’s average daily sales. Approximately 73% of Tim Hortons restaurants are open 24 hours.

The Company’s menu consists of products such as premium blend coffee, flavoured hot and iced cappuccinos, specialty and steeped teas, cold beverages, flavour shots in hot and cold beverages, home-style soups (including chili), fresh sandwiches, wraps, yogurt and berries and freshly baked goods, including donuts, bagels, muffins, cookies, croissants, danishes, pastries and more. The Company began offering a hot breakfast sandwich in the U.S. in the first quarter of 2006 and in Canada in the fourth quarter of 2006. In addition to food items, Tim Hortons restaurants sell a variety of promotional products on a seasonal basis and consistently sell home coffee brewers, canned coffee, boxed teas, mugs, teapots, and other products. As the Company has expanded from a coffee and donut chain to a provider of breakfast, lunch, and morning, afternoon and evening snack products, the Company has maintained its focus on developing high quality products. Successful new product offerings contribute to same-store sales growth, and ultimately, the long-term success of the Company.

Quality controls, “Always Fresh” and Maidstone Coffee. The Company’s quality control procedures are rigorous and include several systemwide programs designed to maintain a safe, consistent environment for the Company’s customers and employees. These programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by the Company’s franchisees (and the Company for Company-operated restaurants), with assistance from the Company’s field management, who regularly contact our franchisees, visit the restaurants, and provide support and consultation on all facets of the business. In addition, because the Company’s brand is so closely linked to the public’s perception of its food quality and safety, the Company requires all of its franchisees, as well as their managers and operations personnel, to complete the ServSafe® food safety training program. Each restaurant employee must complete this program with a passing grade and be re-certified every five years. The Company also conducts site visits and unscheduled food safety audits, and requires that all restaurant staff complete a multi-level food safety training module as part of their mandatory training. Each element of this training program has been assessed by different levels of government in different jurisdictions for content and accuracy. In addition, in 1993, the Company instituted the Always Fresh appraisal program to recognize operations excellence. The Company awards cash prizes to the top three restaurants in each of the 16 regions and designates as “Platinum Award Restaurants” those that score at least 92% on the appraisal.

In 2001, the Company formed a 50-50 joint venture with a subsidiary of IAWS Group plc (“IAWS”) to commission the construction of the Maidstone Bakeries facility, a 320,000 square foot par-baking facility located in Brantford, Ontario. This facility manufactures par-baked donuts, Timbits® and selected breads, following the Company’s traditional recipes. Those products are then flash frozen and shipped to system restaurants, each of which contains an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing, allowing the product to be served warm to the customer within a few minutes of baking.

The Always Fresh baking system allows the Company’s restaurants to prepare and serve products more often and in smaller batches, which allows customers to purchase fresh baked goods throughout the day and night. It also provides products of more consistent quality from restaurant to restaurant. In addition, this system provides operational efficiencies: food waste is reduced because product volumes can be managed more closely, and the limited space required for the Always Fresh oven allows most of the Company’s non-standard kiosk locations to provide fresh baked goods. The Company’s franchisees collectively spent over $75.0 million of their capital in infrastructure support for their respective restaurants during 2002 and 2003 in order to implement the Company’s Always Fresh baking system.

The Company’s Maidstone Coffee facility, located in Rochester, New York, roasts coffee for approximately 42% of the Company’s coffee requirements, including in-store consumption for system restaurants and Company and store retail sales of coffee. The Company acquired this plant in 2001 as part of its U.S. expansion efforts. The Company’s fondant and fills manufacturing facility was acquired in 2003. It produces fondants and fills and is the sole supplier of ready-to-use glaze which is used on a number of the products produced in the Always Fresh baking system.

Distribution. The Company is a distributor to Tim Hortons restaurants. The distribution operations are provided through five distribution centres owned and operated by the Company and located in Langley, British Columbia; Calgary, Alberta; Kingston, Ontario; Guelph, Ontario; and Debert, Nova Scotia. Currently, the Guelph facility is the only distribution centre with frozen and refrigerated distribution capabilities. Under the Company’s franchise arrangements with its Canadian franchisees, the franchisee is required to purchase certain products, such as coffee, sugar, and restaurant supplies, from the Company. Canadian and U.S. franchisees are also required to purchase par-baked Maidstone Bakeries products from either an outside distributor, or depending upon the restaurant location, the Company, as discussed below in connection with the Guelph facility. The Company operates a fleet (some of which the Company owns and others it leases) of 88 trucks and 171 trailers that deliver to most of the Company’s Canadian restaurants on a weekly and bi-weekly basis. The Company uses third-party distributors to deliver products to the U.S. restaurants and limited areas of Canada. Other companies distribute frozen and refrigerated products to system restaurants not supplied by the Company.

In the first quarter of 2006, operations commenced in the Company’s newest, 157,000 square foot distribution centre in Guelph, Ontario, which enables the Company to deliver frozen and refrigerated products and to expand the Company’s shelf-stable distribution operations. Once fully operational, this distribution centre will service approximately 85% of the Ontario restaurants with shelf-stable, frozen and some refrigerated products. In the second quarter of 2006, the Company began distributing frozen and refrigerated products in addition to the traditional shelf-stable product distribution. The Guelph facility will provide three-channel delivery, which includes dry, refrigerated, and frozen products all on the same truck. In 2006, the Company delayed its schedule for full implementation from this facility because training, recruiting and implementation of certain systems was more challenging than initially expected, and the Company was and continues to be focused on avoiding any potential disruption of supply to its franchisees. The Company’s initial goal was to service approximately 65% of the Ontario restaurants by the end of 2006; however, the new target date is to service approximately 65% of the Ontario restaurants by early 2007, with full implementation by late 2007. Distribution is a critical element of the Company’s business model as it allows the Company to control costs to its franchisees and service restaurants efficiently and effectively while contributing to profitability. The Company believes the Guelph facility, which combines high-density storage and an automated storage and retrieval system, will allow the Company to improve its distribution efficiency and create additional economies of scale.

Combination restaurants, an ongoing relationship with Wendy’s. Since the early 1990s, TIMWEN Partnership (“TIMWEN Partnership”), owned on a 50/ 50 basis by the Company and Wendy’s, jointly developed the real estate underlying “combination restaurants” in Canada which offer Tim Hortons and Wendy’s products at one location, typically with separate franchisees operating the Tim Hortons and the Wendy’s restaurants. The combination restaurants have separate drive-thrus, if the site allows for drive-thrus, but share a common dining room and restrooms. Separate front counters and food preparation areas are also in place for each of the two restaurant concepts. TIMWEN Partnership owns or leases the underlying real estate from a third party, develops the combination restaurants and leases, or subleases, as applicable, a portion of the location to the Company (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). As of December 31, 2006, there were 101 combination restaurants within the TIMWEN Partnership, all of which were in Canada, and 100 of which were franchised. The Company also has a small number of combination restaurants outside of the TIMWEN Partnership. At December 31, 2006, there were 21 such restaurants in Canada, all of which were franchised, and 31 combination restaurants in the U.S., 28 of which were franchised. For the U.S. combination restaurants, the Company generally owns or leases the land, and typically owns the building and leases or subleases, as applicable, a portion of the location to the Tim Hortons franchisee (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). The development of these restaurants has slowed in recent years, and the Company does not intend to open a significant number of new combination restaurants going forward.

Credit and Cash Card Arrangements. In 2007, the Company commenced rolling out electronic payment systems in Canada to allow for payment by credit card. In 2004, electronic payment systems for credit cards were implemented in the U.S. restaurants. In addition, in late 2007, the Company intends to roll out a cash card in Canada (expected in the U.S. in 2008) whereby customers will be able to load cash onto a card to be used for purchases at system restaurants. These electronic payment systems will provide customers with more payment options.

Sources and Availability of Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products, and alternate suppliers are readily available for most products, except for certain par-baked donuts and Timbits provided by Maidstone Bakeries; ready-to-use glaze produced by the Company’s fondant and fills manufacturing facility for certain of these bakery products; and, the Company’s Iced Cappuccino cold beverage concentrate. As mentioned above, the Company’s system restaurants purchase par-baked donuts, Timbits, and some of the bread products, manufactured at the Maidstone Bakeries facility. Par-baked products used to prepare donuts, Timbits, and some of the bread products by all Company-operated and franchised restaurants in Canada and the U.S. are manufactured at the Maidstone Bakeries facility using proprietary processes. Due to the proprietary nature of the manufacturing process, alternative suppliers for the full line of par-baked donuts and Timbits are not readily available; however, alternative suppliers are available for a limited line of par-baked donuts and for the Company’s par-baked bread products. As a result, although several weeks of par-baked product supply are usually in the distribution supply chain, if the operations of Maidstone Bakeries were to be negatively impacted by an unexpected event, it is possible that the Company’s Canadian and U.S. restaurants would be unable to provide the full line of par-baked donuts and Timbits to their customers for a period of time. See also “Risk Factors.”

Many of the Company’s system restaurants purchase coffee that is roasted and blended at the Company’s Maidstone Coffee plant, although the Company has additional coffee suppliers. The Company sells and distributes most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. The Company purchases those raw materials and supplies from multiple suppliers and generally has alternative sources of supply for each.

While the Company has many suppliers and alternate suppliers for coffee, the available supply and price for high quality coffee beans can fluctuate dramatically. Accordingly, the Company monitors world market conditions for green (unroasted) coffee and contracts for future supply volumes to obtain expected requirements at acceptable prices. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.” See also “Risk Factors.”

The Company’s Franchise Arrangements

The Company’s objective is to have franchisees own substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants for franchisee training and new product testing. As of December 31, 2006, franchisees owned 98.7% of the Company’s Canadian restaurants, and the Company expects to follow the same approach over the long term in the U.S. As of December 31, 2006, franchisees owned 81.8% of the Company’s U.S. restaurants.

The Company’s franchisees operate under several types of license agreements, with a typical term for a standard restaurant of ten years plus aggregate renewal period(s) of approximately ten years.

In Canada, for franchisees who lease land and/or buildings from the Company, the license agreement typically requires 3.0% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties, plus a separate sublease requires a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10.0%) rental payment based on monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty required is typically increased by 1.5%.

In the U.S., for franchisees who lease land and/or buildings from the Company, the license agreement typically requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties. Under a separate sublease, franchisees typically pay monthly rental based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement.

Generally, the Company retains the right to reacquire a franchisee’s interest in a restaurant, at a pre-agreed formula price based on a depreciated value, if the franchisee receives an offer to purchase the franchisee’s interest during the first five years of the license agreement. After that period, the Company retains a right of first refusal regarding any proposed transfer of the franchisee’s interest, together with the right to consent to any proposed new franchisee.

Under the license agreement, each franchisee is required to make contributions to an advertising fund based on a percentage of restaurant gross sales, further described under “Advertising and Promotions,” below.

To keep system restaurants up-to-date both aesthetically and operationally, the Company’s license agreements require a full-scale renovation of each system restaurant at least every ten years. Historically, each franchisee would invest a majority of the capital required for these renovations, and the Company would contribute up to 30%. Recently, the Company announced to its franchisees that the Company would contribute up to 50% of the funding required for certain renovation costs on property that it owns or leases, not including equipment replacements, upgrades, and certain other improvements and fixtures. The amount of additional capital expenditure to be incurred by the Company in 2007 as a result of this commitment is expected to be approximately $5 to $7 million.

In Canada, and generally in the U.S., the Company does not grant an exclusive or protected area or territory to the franchisee. The license is a “location” license only, and the Company reserves the right to grant additional licenses for Tim Hortons restaurants at any other location.

The Company may terminate the license agreement if, among other things, the franchisee: does not pay fees or royalties owing when due; breaches obligations relating to health, hygiene or safety standards that are not adequately remedied; becomes bankrupt; fails to maintain adequate insurance; understates gross sales; transfers any rights or obligations contrary to the license agreement; fails to maintain required labour standards; or commits or permits the commission of any criminal offense or violation of the franchisee’s obligations that may have an adverse effect on the Company’s system or the Tim Hortons trademarks or goodwill.

In certain circumstances, the Company will enter into arrangements, typically called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but the Company continues to be the owner of the equipment, signage and trade fixtures. Such arrangements usually require the operator to pay approximately 20.0% of the restaurant’s weekly gross sales, as described in the operator agreement, to the Company. Additionally, the operator will be responsible for paying all trade debts, wages and salary expenses, maintenance and repair costs, all real property and business taxes levied against the restaurant and any other expenses incurred in connection with the operation of the restaurant. In any such arrangement, the Company or the operator each have the option of terminating the agreement upon 30 days’ notice. For purposes of this Form 10-K, references to franchisees include these operators, and references to license agreements include these operator agreements, unless otherwise indicated. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), the Company may be required to consolidate the financial results of certain of these franchisees. Additional detail regarding these franchise arrangements for operators that are consolidated, as well as additional detail regarding the consolidation, is set forth in Item 8 and Note 1 of the Consolidated Financial Statements contained in this Form 10-K.

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides short-term financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. Payment for the purchase of those assets is deferred for a period of 130 weeks from the date of opening, and the franchisee has the right to finance the initial franchise fee over a period of 104 weeks from the opening. During the initial 130-week period, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0%. After the 130-week initial period, the royalty rate and rental rate return to the standard amount referred to above for U.S. restaurants. In addition, payment for the equipment package is due and owing at that time. At December 31, 2006, there were approximately $26.4 million in notes receivable from franchisees outstanding related to the franchise incentive program. In addition to the franchise incentive program, the Company offers additional support for franchisees in developing markets in the U.S. where the brand is not yet established and the restaurants are underperforming. The terms of this additional relief vary depending on the circumstances. The Company may, from time-to-time, provide limited relief to Canadian franchisees in certain circumstances. See Note 1 to the Consolidated Financial Statements for additional detail regarding the franchise incentive program.

Competition

The Company competes in the quick service restaurant segment in Canada and the U.S. The Company faces intense competition with a wide variety of restaurants on a national, regional, and local level, including quick service restaurants, fast-casual restaurants focused on specialty coffee, baked goods, and sandwiches, as well as convenience stores that sell food and beverages. The size and strength of the Company’s competitors vary by region, and there are numerous competitors in nearly every market in which the Company conducts business or expects to enter. The Company believes competition within the quick service restaurant segment is based on, among other things, product quality, concept, atmosphere, customer service, convenience and price. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing, general brand acceptance, and new product development by the Company and its competitors are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure. Additionally, the Company competes with quick service restaurants and other specialty restaurants for personnel, suitable restaurant locations, and qualified franchisees.

Since 2002, when the Company’s Canadian business surpassed McDonald’s® Canada, the Company has been the number one restaurant chain in Canada in terms of systemwide sales and number of restaurants, according to Food Service and Hospitality magazine. The Company is also significantly larger in Canada than its other competitors in the quick service restaurant segment based on systemwide sales, including, for example, Wendy’s®, Yum! Brands (which owns KFC® and Taco Bell®, among others) and Subway®, and in the coffee and baked goods segment, Starbucks®, Second Cup,® Country Style,® and Coffee Time®. In Canada, the Company also competes with multiple regional quick service restaurants and specialty coffee restaurants.

The Company believes its leading position in Canada in terms of market share, number of systems restaurants open, and systemwide sales volume demonstrates the Company’s level of consumer acceptance. According to NPD Canada CREST’s food service industry report for the 12 months ended May 2006, the Company’s system represented 29% of the Canadian quick service restaurant sector, based on traffic, and 78% of the coffee and baked goods sector of the Canadian quick service restaurant segment, based on the number of customers served. In addition, the Company has the leading market position in the Canadian quick service restaurant segment, based on systemwide sales, with a strong presence in every province. The Company believes its presence in key markets and its ability to leverage its scale in advertising will help the Company maintain and extend its market leadership position in Canada in 2007.

In the U.S., the Company has developed a regional presence in certain markets in the Northeast and Midwest. The Company currently competes with specialty coffee retailers, baked goods retailers, sandwich shops and convenience stores, ranging from small local independent operators to well-capitalized national and regional chains, such as McDonald’s, Wendy’s, Starbucks, Subway and Dunkin’ Donuts®. Many of the competitors in the U.S. are significantly larger than the Company based on systemwide sales and number of restaurants.

The Company plans to continue expanding in the U.S., including into areas where customers are unfamiliar with the Company’s brand. The Company will need to build brand awareness in those markets through greater investments in advertising and promotional activity than in comparable Canadian markets, and those activities may not promote its brand as effectively as intended, if at all. Because the Company’s restaurants are located in a variety of regional markets in the U.S., it is more challenging for the Company to leverage its marketing dollars across multiple regions. Many of the U.S. markets into which the Company intends to expand will have competitive conditions, consumer tastes and discretionary spending patterns that differ from the Company’s existing markets. The Company may need to adapt its brand and its restaurants to those markets.

In 2004, the Company purchased 42 coffee and donut restaurants formerly operated under the Bess Eaton name throughout Rhode Island, Connecticut, and Massachusetts (the “Southern New England market”). The Company continues to face intense competition in the Southern New England market and is having difficulty building a customer base for restaurants in this market. The Company has slowed its development of restaurants in certain areas of the Southern New England market. See also “Risk Factors.”

Advertising and Promotions

The Company’s marketing is designed to create and extend its brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” The Company uses radio, television, outdoor advertising, and event sponsorship, as well as the Company’s highly visible community caring programs, to reinforce this brand image to its customers. In addition, the LCD video screens at restaurants enhance communications with customers.

National Marketing Program. Franchisees fund substantially all of the Company’s national marketing programs by making contributions to the Canadian or U.S. advertising funds, which were established to collect and administer funds contributed for advertising efforts. In fiscal 2006, franchisees and Company-operated restaurants in Canada contributed approximately $133.4 million (currently, approximately 3.5% of sales; although the franchise or license agreement requires contributions of up to 4% of sales, the Company has voluntarily reduced the current contribution to 3.5%, but retained the right to increase the contribution), and franchisees and Company-operated restaurants in the U.S. contributed US$10.9 million (approximately 4.0% of sales) to the respective Canadian and U.S. advertising funds. Each advertising fund has a national advisory board of elected franchisees.

Regional Marketing Programs. Each franchisee and Company-operated restaurant contributes 0.025% to 0.5% of its sales to regional marketing groups (approximately 305 in Canada and 18 in the U.S.) as part of its national marketing program contribution. These marketing groups sponsor and support locally-targeted marketing programs. The Company supports these regional marketing groups with market strategy and regional plans and programs.

Required franchisee contributions to the advertising funds and for local and regional advertising programs are governed by the respective franchise agreements between the Company and its franchisees. Contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as U.S. or Canadian franchised restaurants, as applicable.

See Note 8 of the Consolidated Financial Statements for further information regarding advertising.

Seasonality

The Company’s business is moderately seasonal. Revenues and operating income are generally lower in the first quarter due, in part, to a lower number of new restaurant openings and post-holiday spending patterns, and can be further negatively impacted by severe weather in the first quarter. Revenues and operating income are typically higher in the fourth quarter due, in part, to a higher number of restaurant openings and sales of holiday packaged coffee and other merchandise. Because the Company’s business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Trademarks and Service Marks

The Company has registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. The Company has also registered various internet domain names, including www.timhortons.com and www.rolluptherimtowin.com. Some of the Company’s most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons & Always Fresh Oval Background Design;

•	Roll Up The Rim To Win®; and

•	Timbits.

The Company believes its trademarks, service marks and other proprietary rights have significant value and are important to the Company’s brand-building efforts and the marketing of its restaurant system. The Company generally intends to renew trademarks and service marks that are scheduled to expire and to otherwise protect and vigorously defend its rights to this intellectual property. See also “Risk Factors.”

In 2001, the Company acquired rights for the continued use of the name and likeness of Mr. Ronald V. Joyce, a co-founder of the Company, as described above under “The Company,” following his retirement from the Company in 2001.

Working Capital Practices

Information about the Company’s working capital is included in Management’s Discussion and Analysis of the Financial Results in Part II, Item 7, and the Consolidated Statements of Cash Flows in Part II, Item 8.

Corporate Social Responsibility

The Company and its franchisees support several community outreach projects and programs. The Company dedicates time and resources toward three major areas of corporate social responsibility: The Tim Horton Children’s Foundation, local regional marketing programs like the Timbits Minor Sports program, and the Company’s sustainable coffee project.

The Tim Horton Children’s Foundation. The Company’s most notable community outreach project is The Tim Horton Children’s Foundation, an independent non-profit charitable organization established in Canada in 1974, that provides a professionally-operated, fun-filled camp environment for children from economically disadvantaged homes. A similar organization was formed in the U.S. in 2001. Every year, local children are selected from the communities in which the Tim Hortons restaurants operate to attend various programs throughout the year at one of the Foundation’s six camps, including a ten-day summer residence camp experience. In 2006, over 11,000 children from Canada and the U.S. attended these camps.

Timbits Minor Sports Program. Regional Tim Hortons restaurant groups (296 across Canada and 19 in the U.S.) participate in a variety of marketing programs that benefit their community at a local level. One highly successful example of this regional approach is the Timbits Minor Sports Program, which provides annual support to sports teams for over 147,000 children, ages four through eight, participating in hockey, ringette, soccer, football, baseball, lacrosse, and curling.

Coffee Sustainability. In 2005, the Company launched a sustainable coffee partnership pilot project to make a meaningful contribution in the fight against poverty among the people who provide one of the Company’s most important products, and to play a meaningful role in providing for the future supply of quality green coffee. This pilot project includes approximately 1,000 small coffee producers and their families, and is intended to directly improve the living conditions of about 5,000 people, including a focus on youth education. Under the program, small coffee producers are provided with technical support and training to help them increase the amount and quality of coffee they produce and help them get their coffee to market at the best time and at the best price, while emphasizing the need to respect and protect the environment. In 2006, the Company has launched two additional sustainable coffee projects in Central and South America. The Company’s sustainable coffee programs now impact the lives of approximately 9,000 people.

Employees

The Company’s principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). The Company has nine other regional offices, including the Company’s five distribution centres. The Company’s other regional offices are located in Lachine, Quebec; Brighton, Michigan; Williamsville, New York; and West Greenwich, Rhode Island. The Company has approximately 1,665 employees in its principal offices, regional offices, and distribution centres.

As at December 31, 2006, the Company operated 34 restaurants in Canada and 61 restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at December 31, 2006 was approximately 500, with another approximately 1,600 employees working part-time, bringing the total number of employees to approximately 2,100. None of the Company’s employees is covered by a collective bargaining agreement. At franchised store locations, employees are hired and governed by the franchisees and not the Company.

The Company believes in creating and fostering a positive employee relations environment and does so through training and development, employee communication, a competitive total reward philosophy, a promotion-from-within philosophy, and other initiatives and programs focused on employee engagement.

Environmental Matters

The Company’s operations are subject to complex environmental, health, and safety regulatory regimes, and involve the risk of environmental liability. There are also potential risks for road and on-site releases and accidents that could result in environmental contamination that is not within the Company’s control. Where those activities involve the known use of hazardous substances and petroleum compounds, the Company undertakes to comply with regulatory requirements in connection with the Company’s use of such substances and compounds.

The system restaurants have not been the subject of any material environmental investigations or claims during the Company’s ownership, lease, or operation; however, the Company has not conducted a comprehensive environmental review of all of its properties or operations. Currently, the Company conducts environmental due diligence when considering potential new restaurant locations, which typically includes a Phase I Environmental Site Assessment, although such an assessment will not necessarily identify all environmental conditions associated with any such property. When the Phase I Environmental Site Assessment indicates a potential environmental problem at a particular location, the Company carries out a Phase II Environmental Site Assessment to specifically test that location for contaminants. The Company has identified contamination on its owned or leased sites caused by third-party operations, which are not material to the Company individually or in the aggregate and has, in many cases, given third parties notice that it is their obligation to address the contamination. If the relevant third party is insolvent, has not addressed the identified contamination properly or completely, or the Company’s rights against the third party have otherwise expired, then under certain environmental, health and safety laws, or otherwise at law, the Company could be held liable as an owner, operator or occupant to address any remaining contamination. Further, the Company may not have identified all of the potential environmental liabilities at its owned and leased properties, and any such liabilities identified in the future could have a material adverse effect on the Company’s operations or results of operations. See also the discussion of environmental, health and safety laws under “Risk Factors.”

While the Company does not believe that existing federal, state, and/or local environmental laws and regulations relating to the protection of the environment will have a material adverse effect on its capital expenditures, earnings or competitive position, and the Company does not have any material estimated capital expenditures for environmental control facilities for the remainder of its current fiscal year or for any other periods, the Company cannot predict the effect of future environmental legislation or regulations on the Company.

In 2006, the Company introduced a recycling program in some of its stores, capturing plastic (#1 PETE), glass, and aluminum. This program will be extended to the rest of the chain, wherever processing facilities exist. Pilot projects are also underway to understand the feasibility of diverting organics (food waste and coffee grinds) from landfills, and anti-litter messages are directed to customers at the store level. During 2006, the Company sponsored over 125 community clean-up campaigns.

Some governments and consumer groups have begun to focus on the level of emissions from vehicles idling in drive-thrus. Some municipalities have indicated that they are considering a moratorium on drive-thru development along with a restriction on drive-thru operations during smog alert days. Anti-idling bylaws (no longer than 3 minutes) are also being considered in more communities, on both public and private lands. If such restrictions were imposed, it could have a substantial negative impact on the Company’s business, including limiting the Company’s ability to develop restaurants with drive-thrus.

Since 2004, as required under the Waste Diversion Act of Ontario, the Company has remitted fees to Stewardship Ontario (a government agency) for the purpose of helping fund the municipal blue box program cost (50% industry share of cost). All industry stewards (i.e., businesses that generate packaging with a logo that can be traced back to the respective business) with branded packaging must contribute based on their volume of packaging, whether or not the packaging is collected and recycled in residential blue box programs.

Acquisitions and Dispositions

The Company has from time-to-time acquired the interests of, and sold Tim Hortons restaurants to, franchisees, and it is anticipated that the Company will continue such transactions from time-to-time in the future, where prudent. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest.

The Company intends to evaluate other potential mergers, acquisitions, joint ventures, investments, strategic initiatives, alliances, vertical integration opportunities and divestitures when opportunities arise or the

Company’s business warrants evaluation of such strategies. See “Risk Factors” for a discussion of the risks associated with these activities.

See Notes 11 and 19 of the Consolidated Financial Statements for further information regarding acquisitions and dispositions.

International Operations

In addition to North American expansion activities, the Company may conduct test market activities in various international locations from time-to-time, including current activities in Ireland, not yet considered to be material in nature. The Company also has a temporary restaurant on the military base located in Kandahar, Afghanistan, that is operated by The Canadian Armed Forces.

Government Regulations and Affairs

The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter and drive-thru emissions), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state, provincial and local departments relating to health, food preparation, sanitation and safety standards; federal, provincial and state labour laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990 and similar Canadian provincial legislation, that can have a significant impact on our franchisees, and the Company’s performance.

A number of states in the U.S., the U.S. Federal Trade Commission, and the Provinces of Ontario, Alberta, and Prince Edward Island have enacted legislation which affects companies involved in franchising. New Brunswick, Canada, is also considering such legislation. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted, and others have considered, legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company has complied with requirements of this type in all applicable jurisdictions. The Company cannot predict the effect on its operations, particularly on its relationship with franchisees, of future enactment of additional legislation.

Governments and consumer advocacy groups are encouraging alternative food processing methods that will result in significant reductions in trans fatty acids (“TFA”), and legislation has recently been enacted in Canada, and has been enacted or is being considered in certain areas of the United States, that will introduce new nutritional labelling for foods that contain TFA. During 2006, significant progress was made to reduce trans fat in many of the Company’s products to below the acceptable levels in Canada. Certain local governmental authorities, such as New York City, may ban trans fat and also may require posting of nutritional information on menu boards. The Company continues to research approaches to allow it to further reduce the amount of TFA in its products while still maintaining the taste and quality that consumers require.

See also “Environmental Matters” above regarding environmental regulations affecting the Company generally.

Existing Relationship with Wendy’s

In March 2006, the Company entered into various agreements with Wendy’s that defined its relationship with Wendy’s in the interim period between the Company’s IPO and separation from Wendy’s as well as with respect to various post-separation matters. These agreements included a master separation agreement, a shared services agreement, a tax sharing agreement, and a registration rights agreement. The shared services agreement was designed to help the Company and Wendy’s transition into being two separate public companies, each with its own administrative resources. Under the shared services agreement, in 2006, Wendy’s provided the Company with services relating to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services. Presently, the only services Wendy’s continues to provide under the shared services agreement are certain information technology services, primarily related to the Company’s general ledger and U.S. fixed asset subledger. Under the terms of the shared services agreement, these services are terminable on twelve months’ notice. Although the underlying license agreement with the third-party software vendor extends for 18 months following the Company’s separation from Wendy’s, and the Company expected that Wendy’s would continue to provide the hosting services for this entire period, the Company received a twelve-month termination notice from Wendy’s on December 27, 2006. The Company is currently negotiating with Wendy’s regarding an extension of these information technology services until March 2008; however, the Company is also taking steps to implement a new general ledger system and U.S. fixed asset subledger prior to the Wendy’s termination date (December 28, 2007). Although the Company will be simultaneously implementing its own systems, the Company considers it advisable to maintain the Wendy’s systems as systems of record for the information technology services provided by Wendy’s for year-end 2007. The Company is aware of risks associated with bringing systems online in the last quarter of a reporting period, including with respect to Sarbanes-Oxley Section 404 compliance. Wendy’s and the Company have agreed to ongoing indemnification and limitation of liability covenants with respect to the services performed under the shared services agreement, and may agree to a modification of such terms in connection with an extension of services until March 2008. See Note 3 of the Consolidated Financial Statements for additional detail regarding the expenses incurred by the Company under the shared services agreement with Wendy’s.

Under the tax sharing agreement, the Company generally will pay to or receive from Wendy’s the amount of U.S. federal, state and local income taxes that the Company would be required to pay to or be entitled to receive from the relevant taxing authorities if the Company filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Wendy’s. In addition, in accordance with certain provisions of the tax sharing agreement, Wendy’s will control all of the Company’s U.S. and Canadian tax decisions for that portion of the 2006 tax year that Wendy’s was the Company’s controlling stockholder, namely, prior to September 29, 2006 (“the 2006 Tax Year”). The tax sharing agreement provides that Wendy’s will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to the Company and to file all income tax returns on the Company’s behalf for the 2006 Tax Year and to determine the amount of liability to (or entitlement to payment from) Wendy’s under the tax sharing agreement. This arrangement may result in conflicts of interest between Wendy’s and the Company. Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Wendy’s or other members of the group fail to make any U.S. federal income tax payments required by law for the 2006 Tax Year and for prior years, the Company would be liable for the shortfall. Similar principles may apply for foreign, state and local income tax purposes where the Company files combined, consolidated or unitary returns with Wendy’s for federal, foreign, state and local income tax purposes for the 2006 Tax Year and prior years. See Note 6 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details regarding the actual and anticipated financial impact to the Company in connection with the tax sharing agreement with Wendy’s.

The tax sharing agreement also limits the Company’s ability to engage in certain acquisitions, reorganizations, and other transactions as a result of the tax-free nature of the spin-off under Section 355 of the Internal Revenue Code. In the tax sharing agreement, the Company agreed that to the extent that any gain or income is recognized by Wendy’s in connection with the failure of the spin-off to be wholly tax free under Section 355 of the U.S. Internal Revenue Code, the Company will indemnify Wendy’s for any taxes on such gain or income to the extent such failure is primarily attributable to: any inaccurate written representation or warranty by the Company in connection with any tax ruling required or received from the U.S. Internal Revenue Service or opinion of counsel; any breach by the Company of applicable covenants in the tax sharing agreement; any failure by the Company to comply with specified requirements under the U.S. Internal Revenue Code; or any acquisition, or change in ownership of the Company’s equity or assets in excess of that permitted under the U.S. Internal Revenue Code. Wendy’s has agreed to reciprocal indemnification of the Company under similar circumstances relative to Wendy’s actions. In the event that there is a gain recognized by the Company in connection with the failure of the spin-off to be wholly tax-free under Section 355 and such failure is not primarily attributable to the circumstances described above, then Wendy’s will be responsible for 40% of such taxes, and the Company will be responsible for 60% of such taxes.

The master separation agreement contains provisions related to the Company’s separation from Wendy’s, the IPO and the spin-off transaction. Many of the provisions of the master separation agreement are no longer relevant as a result of the completion of the spin-off. However, the covenants of the Company and Wendy’s under the master separation agreement extend indefinitely, and those that are significant cover such matters as ownership of assets and indemnification. With respect to ownership of assets, if it is determined that Wendy’s has title to, or an interest in, any asset that is used exclusively or held for use exclusively in the Company’s business, as it existed at the completion of the IPO, the Company and Wendy’s will cooperate to transfer the asset to the Company, and likewise, if it is discovered that the Company had, at the completion of the IPO, title to or an interest in any asset other than those used or held for use exclusively in the Company’s business, as it existed at the completion of the IPO, the Company and Wendy’s would cooperate to transfer such asset to Wendy’s.

With respect to indemnification, under the master separation agreement, the Company agreed to indemnify Wendy’s from all losses suffered by Wendy’s arising out of certain circumstances, including all liabilities arising out of or related to the Company’s present or future businesses, operations, or assets; any breach of any separation agreement; and, with respect to all information contained in the Company’s prospectus for the IPO, the registration statement on SEC Form S-1 of which the prospectus is a part, and any other materials distributed in connection with the IPO (other than materials distributed solely by or on behalf of Wendy’s) or the transactions contemplated in the separation agreements, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, other than with respect to statements or omissions relating exclusively to: (i) Wendy’s and its subsidiaries (other than the Company); (ii) Wendy’s and its businesses (other than the Company’s business); (iii) Wendy’s intention with respect to the spin-off; or (iv) the terms of the spin-off (including the form, structure and terms of any transactions(s) and/or offerings(s) to effect the spin-off and the timing of any conditions to the consummation of the spin-off), which (i) through (iv) are referred to as the “Wendy’s Disclosure Portions.” Wendy’s will indemnify the Company from all losses suffered by the Company arising out of certain circumstances or events, including all liabilities arising out of or related to Wendy’s businesses, operations or assets; and any breach of any separation agreement; and, with respect to information contained in the Wendy’s Disclosure Portions and in materials distributed solely by or on behalf of Wendy’s, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading. The Company and Wendy’s have each agreed to waive all special, indirect, consequential, incidental or punitive damages (including lost profits) incurred by the Company, other than those owed to a third party, in connection with any separation agreement.

The registration rights agreement provided Wendy’s with the right to require the Company to register shares of the Company’s common stock which Wendy’s owned in the event Wendy’s did not complete the spin-off in order to allow Wendy’s to sell the Company’s stock it owned. With the completion of the spin-off, there are no significant rights or obligations of Wendy’s or the Company that remain relevant under the registration rights agreement.

Availability of Information

The Company makes available through its internet website for investors (www.timhortons-invest.com), its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and

Exchange Commission (“SEC”). The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.	Risk Factors

Certain information contained in this Annual Report on Form 10-K, particularly information regarding future economic performance and finances, plans, expectations and objectives of management, is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. The Company is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. Many of the factors that will determine the Company’s future performance are beyond our ability to control or predict.

The following risks could materially affect the Company’s business, stock price, financial condition, and/or future results, including causing the Company to (i) close restaurants, (ii) fail to satisfy debt obligations, (iii) cease paying dividends, (iv) have insufficient cash to meet current obligations and/or to fund expansion activities, and (v) otherwise fail to perform as expected. Investors should carefully consider these risks and the other information set forth in this Annual Report on Form 10-K. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition, and/or operating results. Throughout these risk factors, the words “include”, “including” or words of similar effect mean “include, without limitation” or “including, without limitation”, as applicable.

The quick service restaurant segment is highly competitive, and competition could lower revenues, margins, and market share.

The quick service restaurant segment of the foodservice industry is intensely competitive. Tim Hortons restaurants compete with international, regional and local organizations primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, price, and new product development by the Company and its competitors. Some of the Company’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, the Company’s system competes within the food service market and the quick service restaurant segment not only for customers but also for management and hourly employees, suitable real estate sites and qualified franchisees. If the Company is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, an inability to take advantage of new business opportunities and the loss of market share.

The Company continues to face intense competition in Southern New England and failure to establish the Tim Hortons brand in these markets in the near future will result in a viability review for some or all of these markets.

The Company continues to face intense competition from one highly–penetrated competitor in the Southern New England market, and restaurants in this market are not performing at a level expected by the Company based on the length of time since the New England acquisition in 2004. Because most of these restaurants continue to perform below expectations, and they are not yet generating adequate returns on the capital invested, the Company has not yet franchised most of these restaurants. The Company continues, but has slowed, development of restaurants in the Southern New England market; however, it has re-evaluated the locations for new restaurants in these markets. If the Company is not able to establish its brand such that customer traffic and average same-store sales for restaurants in these markets improve, the Company will review the long-term viability of restaurants located in certain of these markets.

The Company’s ability to increase same-store sales is affected by a number of economic and other factors, many of which are beyond the Company’s ability to control.

The ability of the Company to grow or maintain same-store sales is a critical factor affecting the Company’s operating income, and the health and viability of the franchise network. A number of factors could impact the Company’s ability to increase or maintain same-store-sales, including:

•

reports, whether true or not, of food-borne illness (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), injuries caused by food tampering, and employee hygiene and cleanliness failures (even if not related to the Company or occurring at the Company’s restaurants), any of which could impact the Company’s brand reputation or the restaurant system generally;

•

changing demographic patterns and trends, including neighborhood or economic conditions, traffic patterns, and rising real estate prices, which may cause current restaurant locations to become unattractive or not as profitable;

•

changing consumer preferences and spending patterns or a desire for a more diversified menu, particularly if this results in a decreased desire for coffee and baked goods or a demand for other food products not sold by Tim Hortons restaurants;

•

changing health or dietary preferences and perceptions, including relating to baked goods sold by Tim Hortons restaurants that contain high levels of fat and sugar and may be considered harmful to the health of consumers, and an increase in a trend towards foods that do not contain, or that are low in, trans fatty acids and other fatty substances;

•

labour shortages in the areas in which the Company operates or intends to open new restaurants, particularly in Western Canada where the Company has experienced difficulty in hiring and retaining sufficient staff to operate existing restaurants on their typical schedules;

•

increased labour and benefit costs due to competition, increased minimum wage requirements and employee benefits; increased costs due to general inflation, food and other supply costs; and costs of legal and regulatory compliance, which could all result in upward pressure on pricing at the restaurant level, which increased pricing could, in turn, reduce same-store sales if the higher prices result in fewer customers visiting system restaurants;

•	inclement weather, natural disasters and other acts of God, and other calamities;

•	the type, number and location of competing restaurants; sales promotions by competing restaurants; and, changes in competitive and economic conditions generally;

•	seasonal effects on demand for Tim Hortons products; and

•	changes in general economic and political conditions (including war and terrorist activities).

If any of the foregoing events occurred, it is possible that the Company would not achieve its targeted same-store sales growth and, if this were to happen, sales and profit growth would be adversely affected.

Failure to successfully implement the Company’s growth strategy could reduce, or reduce the growth of, revenue and net income and have a negative impact on the Company’s operations; Execution of the growth strategy through strategic initiatives and investments exposes the Company to additional risk.

The Company plans to increase the number of Tim Hortons restaurants in Canada and the U.S. through internal growth and potentially through strategic initiatives (such as acquisitions and joint ventures). However, the Company may not be able to achieve its growth objectives, new restaurants may not be profitable and strategic initiatives may not be successful and may expose the Company to various risks. The opening and success of restaurants depends on various factors, including:

•	competition from other quick service restaurants in current and future markets and same-store sales levels at existing restaurants;

•	the Company’s degree of saturation and sales in existing markets, and the identification and availability of suitable and economically viable locations;

•	less consumer familiarity with the brand and differing consumer tastes and discretionary spending patterns in new markets;

•	the negotiation of acceptable lease or purchase terms for new locations, including rising real estate prices;

•

the ability to meet development and construction schedules, which is particularly dependent on permitting and regulatory compliance and the availability of construction materials and labour, particularly in Western Canada;

•

governmental regulations, including environmental regulations banning drive-thrus or imposing idling restrictions in drive-thrus, which are limiting the Company’s ability to develop restaurants with drive-thrus in certain locations;

•	the availability of qualified franchisees and their financial and other development capabilities (including their ability to obtain acceptable financing);

•	zoning and land use restrictions in areas where the Company would like to place new restaurants;

•	the Company’s ability to hire and train qualified management and operations personnel; and

•	interest rates and costs affecting land and construction, including rental costs, and the availability of borrowed funds for the Company and its franchisees.

The risks associated with strategic initiatives undertaken in connection with restaurant expansion include those listed above, as well as the following risks that also apply more generally to other types of strategic (and operating) initiatives and investments undertaken by the Company:

•

overestimating the value, future growth potential, strengths, and potential profitability of the acquisition opportunity or investment (including additional investments in existing operational divisions and/or joint ventures to expand activities and business growth); or, underestimating the weaknesses, contingent and other liabilities of acquisition or investment opportunities;

•	the potential loss of key personnel of an acquired business;

•	the failure to achieve projected economic and operating synergies in connection with an acquisition or expansion of existing business relationships or activities;

•

difficulties successfully integrating, operating, maintaining and managing newly-acquired or expanded operations and/or employees and diverting current management’s attention from existing operations; and

•	difficulties maintaining uniform standards, controls, procedures and policies.

If the Company is unable to open as many new restaurants as it plans, if the restaurants the Company opens are less profitable than it anticipates, if the Company is otherwise unable to successfully implement its growth strategy, or if strategic initiatives the Company implements are not successful, the Company’s revenue and profitability may grow more slowly or even decrease. Also, the Company’s progress in opening new restaurants from quarter-to-quarter may occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods.

In addition to the foregoing, the Company may not be able to complete desirable transactions due to various covenant and agreement restrictions with its lenders, joint venture partners, and Wendy’s.

The Company may not effectively expand its presence in the U.S., where the Company’s brand is not as well known and where competitive conditions and markets may differ from those to which the Company is accustomed.

The Company plans to continue expanding in the U.S., including into areas where customers are unfamiliar with the Company’s brand. The Company will need to build brand awareness in those markets through greater investments in advertising and promotional activity than in comparable Canadian markets, and those activities may not promote its brand as effectively as intended, if at all.

Many of the U.S. markets into which the Company intends to expand will have competitive conditions, consumer tastes and discretionary spending patterns that differ from the Company’s existing markets. The Company may need to adapt its brand and its restaurants to those markets. Those markets may have lower average unit sales and may have higher construction, occupancy or operating costs than existing Tim Hortons restaurants. Sales and profits at restaurants opened in new markets may take longer to reach expected levels or may never do so.

In addition, in U.S. markets where Tim Hortons restaurants are less profitable, the Company could have difficulty finding qualified U.S. franchisees willing to participate in its expansion. This could limit the Company’s ability to expand or could dilute the quality of the Company’s franchisees, either of which would likely hurt revenue growth and operating results. The Company also currently provides financing support to new U.S. franchisees; if U.S. restaurants are not successful, the Company may have to expand its financing support programs or extend financing on more generous terms, either of which could increase the Company’s costs and thus decrease net income.

The Company’s distribution operations and supply chain are subject to pressures and risks, many of which are outside of its control, that could reduce the profitability of the Company’s operations.

The success of the Company’s distribution operations and supply chain may be impacted by various factors, some of which are beyond the control of the Company, that could injure the Company’s brand, cause a loss of revenues and/or increase costs, including:

•

transportation and/or shipping costs, including but not limited to fuel costs (and/or fuel shortages) for the Company’s fleet of trucks and trailers or increased costs of third-party transportation companies engaged by the Company, that deliver to system restaurants from the Company’s five distribution centers;

•	inclement weather, which could affect the cost and timely delivery of ingredients and supplies;

•

ramp-up costs associated with major investments in the Company’s distribution operations, including the delays in the full implementation of frozen distribution from the Guelph distribution facility because of unanticipated challenges with training, recruitment and the implementation of certain systems;

•	shortages or interruptions in the supply of perishable food products that meet the Company’s specifications, for a variety of reasons, could affect the availability, quality and cost of ingredients;

•

price fluctuations in the Company’s supplies, most notably coffee (which is particularly volatile both in terms of price changes and available supply), due to various market factors, including seasonal shifts, inclement weather, industry demand and international commodity markets, with heightened risk exposure because, typically, neither the Company nor its joint ventures have written contracts or long-term arrangements with suppliers of raw materials (such as coffee and sugar); and

•

exchange rate fluctuations may cause the price of goods to increase or decrease for the Company and its franchisees — for example, a decrease in the value of the Canadian dollar compared to the U.S. dollar would proportionately increase the cost of coffee beans, which are traded in U.S. dollars, for the Company’s Canadian restaurants.

As a result of the difficulties associated with the full implementation of frozen distribution from the Guelph distribution center, the Company will continue to incur higher distribution costs without the full benefit of new distribution revenues. Any further delay will increase the impact of these higher distribution costs on the Company’s results of operations.

The Company is also dependent on certain third party suppliers and joint ventures for some of the products sold at the Company’s restaurants. The Maidstone Bakeries facility, which is operated by a 50-50 joint venture between the Company and a subsidiary of IAWS, supplies all of the Company’s par-baked donuts and Timbits and a significant portion of the Company’s other bread products to system restaurants. The agreements governing the joint venture contemplate various procedures giving rise to the termination of the Company’s participation in the joint venture, including a compulsory buy/sell procedure (which either party may initiate after March 6, 2006), a right of first offer/refusal, the occurrence of specified events, referred to as “triggering events,” and pursuant to written consent of the other party.

Under certain circumstances, the Company may be required to purchase these products at a higher cost, build its own facility to manufacture these products, or find alternative products and/or production methods, any of which would result in significant start-up and other costs to the Company. Due to the proprietary nature of the manufacturing process, alternative suppliers for the full line of the Company’s donuts and Timbits are not readily available, although there are alternate suppliers for certain of the par-baked donuts and bread products. As a result, if the facility’s operations were to be negatively impacted by an unexpected event, system restaurants might not be able to provide all of their donuts, Timbits and, until other suppliers are engaged, certain of their par-baked bread products to their customers for a period of time, which could injure the Company’s relationships with its franchisees as well as customers’ perception of the Company and its brand. This would likely adversely affect the Company’s growth strategy and results of operations.

The Company has retained the right to continued use of its recipes for donuts and Timbits manufactured by the joint venture after a termination of the joint venture. IAWS could, after termination of the joint venture agreements, build its own par-baked goods manufacturing facility using its independent rights to the par-baking technology, and, under certain circumstances, manufacture and sell par-baked donuts to the Company’s competitors, provided it did not use the Company’s recipes. In addition to the foregoing, the Company’s purchase rights, which generally extend for seven years from the termination of the joint venture agreements, could expire before the expiration of seven years if a triggering event has occurred with respect to the Company, and IAWS took action to terminate the Company’s supply agreement with the joint venture.

The Company’s earnings and business growth strategy depends in large part on the success of the franchisees; Actions taken by the franchisees may harm the Company’s brand reputation; and Changes in franchise laws and regulations could affect the Company’s relationships with its franchisees.

A substantial portion of the Company’s earnings come from royalties and other amounts paid by franchisees, who operated 96.9% of the total number of Tim Hortons restaurants as of December 31, 2006. The Company’s franchisees are independent contractors and, as a result, the quality of operations of some of our franchisees may be diminished by any number of factors beyond the Company’s control. Some franchisees may not successfully operate stores in a manner consistent with the Company’s standards and requirements and may not train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to the Company’s entire system, thus damaging the Company’s brand reputation and potentially affecting revenues and profitability. In addition, the Company’s franchisees are affected by general economic conditions and other factors that impact the success of the Company’s business, as described above with respect to risk factors affecting same-store sales, execution of growth strategies, etc. If a significant number of franchisees were to experience financial difficulty; were unwilling or unable to pay the Company for food and supplies purchased or for royalties, rent or other fees; or were to fail to enter into renewals of franchise or license agreements with the Company; the Company’s revenues and profits would decrease and the Company’s brand reputation could be harmed. In addition, the ability of franchisees to finance the equipment and renovation costs or improvements and additions to existing restaurants, and the acquisition by the Company of restaurants from, or sale of restaurants to, franchisees, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds.

The Company’s franchise system is also subject to franchise laws and regulations enacted by a number of provinces and states and rules promulgated by the U.S. Federal Trade Commission. Any new legislation or failure to comply with legislation may negatively affect operations, and could add administrative costs and burdens associated with these regulations, all of which could affect the Company’s relationship with its franchisees.

The Company’s costs for 2007 will likely be higher in connection with differences between actual and allocated costs from Wendy’s and as a result of continuing to add the resources necessary for the Company to operate as a stand-alone public company.

The Company’s historical financial information for fiscal 2005 and earlier has been derived from the consolidated financial statements of Wendy’s. The Company was not operated as a stand-alone company during this time, and therefore, the historical results do not necessarily reflect what the Company’s financial position, results of operations, cash flows, costs or expenses would have been had the Company been a separate, stand-alone company during the periods presented, or what the Company may achieve in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding how amounts for those historical periods were allocated to the Company.

As a public company, the Company has incurred and will continue to incur significant legal, accounting and other expenses that the Company did not directly incur in the past as a private subsidiary of a public company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, Canadian securities regulatory authorities and the NYSE may require adjustments in the Company’s corporate governance practices. The Company expects these rules and regulations to increase its legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, the Company is still adding all of the necessary resources to comply with these regulations and that are otherwise required in connection with being a stand-alone public company. All of the foregoing will cause the Company’s costs to be higher than the historical costs associated with these areas reflected in the historical consolidated financial statements.

The Company must satisfy the requirements of Section 404 of the Sarbanes-Oxley Act in connection with the Company’s annual report on Form 10-K for the fiscal year ending December 30, 2007.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to perform a comprehensive evaluation of its and its subsidiaries’ internal controls over financial reporting. The Company’s compliance with Section 404 of the Sarbanes-Oxley Act and comparable requirements of Canadian securities laws will first be reported on in connection with the filing of the Company’s annual report on Form 10-K for the fiscal year ending December 30, 2007. The rules governing the standards that must be met for management to assess the Company’s internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation to meet the detailed standards under the rules. The costs of documentation, testing and remediation could be significant. During the course of its testing, management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadline imposed by the SEC rules implementing Section 404 and comparable requirements of Canadian securities regulations. If management cannot favourably assess the effectiveness of the Company’s internal controls over financial reporting or the Company’s auditors identify material weaknesses in the Company’s internal controls, investor confidence in the Company’s financial results may weaken, and the share price may suffer.

The Company relies extensively on computer systems to process transactions, summarize results and manage the business and disruptions in these systems could harm the Company’s ability to run its business and impact Sarbanes-Oxley 404 compliance; Some financial processing has manual elements and maintaining and/or converting these systems to automated processes exposes the Company to financial reporting risk and Sarbanes-Oxley Section 404 risk.

The Company relies heavily on computer systems in managing financial results. In addition, computer systems are integral to retail operations at system restaurants, in the Company’s distribution facilities, including, in particular, the Guelph facility, which is more highly automated than the other distribution centres, and at Maidstone Bakeries. The Company’s systems, as well as Maidstone Bakeries’ systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security branches, catastrophic events and usage by employees. Also, if the Company’s electronic payment systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and the Company may suffer interruptions in its operations in the interim. Furthermore, the introduction of credit payment systems, if this occurs, could cause the Company to be susceptible to external security breaches as well, which could harm the Company’s operations and reputation.

Since the date of the Company’s IPO, the Company has received from Wendy’s hosting services for the Company’s general ledger and U.S. fixed asset subledger. Under the terms of the shared services agreement, these services are terminable on twelve months notice. The Company received a twelve-month termination notice from Wendy’s on December 27, 2006. The Company is currently negotiating with Wendy’s regarding an extension of these information technology services until March 2008. The Company is also taking steps to implement a new general ledger system and U.S. fixed asset subledger prior to the Wendy’s termination date (December 28, 2007). If Wendy’s does not or is unable to perform its obligations under the shared services agreement with respect to the information technology services during the remaining time required, or if the Company and Wendy’s are not able to agree upon terms for an extension of these services for the additional time being requested by the Company (through March 2008), the Company will be required to provide these services itself or to obtain substitute arrangements with third parties. The Company may be unable to implement substitute arrangements on a timely basis on terms that are favourable to the Company. Although the Company will be simultaneously implementing its own systems, the Company considers it advisable to maintain the Wendy’s systems as the systems of record for the information technology services provided by Wendy’s for year-end 2007. The Company is aware of risks associated with bringing systems online in the last quarter of a reporting period, including with respect to Sarbanes-Oxley Section 404 compliance.

Certain of the Company’s financial reporting processes are not part of an integrated financial reporting system, which adds additional labour hours and administrative costs to operate, manage, and control these systems. The Company is working to transition most of these processes to an integrated financial reporting system. The conversion of these systems and processes may expose the Company to greater risk, including risks associated with maintaining internal controls and Sarbanes-Oxley Section 404 compliance, as the data is transitioned and new systems are brought online.

The Company’s business is subject to various governmental and other regulations, and its failure to comply with existing or future regulations could expose the Company to litigation, damage the Company’s brand reputation and lower profits; The Company is exposed to litigation risk in connection with its activities.

The Company and its franchisees are subject to various federal, state, provincial and local laws affecting its and their businesses. The types of regulations that affect the operations of the Company and its franchisees include:

•

regulations relating to zoning, land use (including the placement of drive-thru windows), environmental (discussed below), and traffic, which affect the successful development and operation of restaurant sites;

•

regulations regarding health, food preparation, sanitation and safety, labour laws (including minimum wage, overtime, working conditions and citizenship), laws preventing discrimination in the workplace and laws affecting the design of facilities (such as the Americans with Disabilities Act of 1990 and similar Canadian legislation);

•

regulations regarding nutritional disclosure and advertising, such as requirements to provide information about the nutritional content of the Company’s food, and regulations regarding the nature of the nutritional content, such as limits on or the elimination of trans fatty acids;

•

regulations regarding environmental matters, including those limiting vehicle emissions in drive-thrus, anti-idling bylaws, litter, packaging requirements (e.g. requiring greater use of recyclable materials), and recycling (e.g. including requirements to contribute to the cost of residential blue box programs in Ontario, Canada, or similar programs in the U.S., even if local recycling plants are not able to process the Company’s packaging);

•

regulations relating to the discharge, storage, handling, release and/or disposal of hazardous and toxic substances, particularly with respect to certain of the Company’s operations (e.g. distribution) and with respect to restaurant locations which were formerly gas stations or which are adjacent to gas stations; and

•

rules, regulations or applicable policies or guidance resulting in a change in the Company’s applicable accounting rules, policies, or estimates that are imposed by governmental regulators, private governing bodies, or professional organizations.

Compliance with all of these laws and regulations results in increased costs to the Company. In addition, new and existing laws may negatively impact customers’ perceptions of the Company’s products, thereby decreasing consumer demand. There may be new laws implemented in the future or environmental liabilities discovered at the Company’s properties which could result in increased compliance costs to the Company. Furthermore, failure to comply with applicable laws and regulations, particularly in the area of the environment, could result in governmental action or litigation, significant fines or other costs or damage to the Company’s brand reputation, all of which could decrease profits and adversely affect the Company’s results of operations.

The Company may also be subject to claims of illness or injury relating to food quality or food handling from customers from time-to-time. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products. These types of claims could impact the Company’s brand reputation, hindering the Company’s ability to attract and retain qualified franchisees and grow the business. The Company may also be subject to claims from employees from time-to-time relating to employment or labour matters or from stockholders relating to the conduct of the business. All of these types of matters distract management and, if successful, could adversely affect the Company’s business, financial condition and results of operations.

Fluctuations in the value of the Canadian and U.S. dollars can affect the value of the Company’s common stock and any dividends the Company pays, as well as the Company’s revenues and earnings.

The majority of the Company’s operations, restaurants, income, revenue and cash flows are in Canadian dollars, and the Company is primarily managed in Canadian dollars. Although the Company’s financial statements are presented in accordance with United States generally accepted accounting principles, or GAAP, the Company reports, and will report, its results in Canadian dollars, and, therefore, Canadian dollar results drive the Company’s earnings per share. The Company’s earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in the Company’s common stock to a U.S. stockholder may fluctuate as the U.S. dollar rises and falls against the Canadian dollar. In addition, dividend declaration by the Company is contingent upon results of the Company reported in Canadian dollars, and the Company declares its dividends in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the stock price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

If the U.S. dollar falls in value relative to the Canadian dollar, then the Company’s U.S. operations would be less profitable because (i) U.S. system operating costs would increase because those restaurants purchase certain of their supplies from Canadian sources, and (ii) any profits reported by the Company’s U.S. segment would contribute less to consolidated Canadian dollar earnings because of the weaker U.S. dollar. Exchange rate fluctuations may also cause the price of goods to increase or decrease for the Company and its franchisees.

The Company may not be able to adequately protect its intellectual property, which could decrease the value of its brand and branded products.

The success of the Company’s business depends on its continued ability to use its existing trademarks, service marks and other components of the Company’s brand in order to increase brand awareness and further develop branded products in both the U.S. and Canadian markets. The Company may not be able to adequately protect its trademarks, and use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. All of the steps the Company has taken to protect its intellectual property in the U.S. and in Canada may not be adequate.

In addition, the Company relies on its proprietary product delivery platform and par-baking technology to support its franchisees’ business and its growth strategies. The Company has not filed applications for or obtained patents for its par-baking technology, and patents have not been obtained for most of the par-baking technology used by the Company’s joint venture with IAWS. If a competitor obtains a patent for, co-opts or more successfully implements the joint venture’s proprietary techniques or technologies, the Company’s operations and growth could be harmed, and the Company may be forced to defend one or more patent-infringement claims or assertions.

The Company and/or the joint venture with IAWS may from time to time be required to institute litigation to enforce its trademarks or other intellectual property rights, or to protect its trade secrets or proprietary techniques and technologies. Such litigation could result in substantial costs and diversion of resources and could negatively affect sales, profitability and prospects regardless of whether the Company and/or the joint venture is able to successfully enforce its rights.

The Company’s ownership and leasing of significant amounts of real estate exposes it to possible liabilities, losses, and risks.

As of December 31, 2006, the Company owned the land and/or building, or leased the land and/or the building, for approximately 81.2% of the Company’s 3,047 system restaurants. Accordingly, the Company is subject to all of the risks associated with owning and leasing real estate. In particular, the value of the Company’s assets could decrease, and/or costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, as well as liability for environmental contamination, as further discussed above.

The Company leases land generally for initial terms of 10 to 20 years. Many leases provide that the landlord may increase the rent over the term of the lease. Most leases require the Company to pay all of the cost of insurance, taxes, maintenance, and utilities. The Company generally cannot cancel these leases. If an existing or future store is not profitable, and the Company decides to close it, the Company may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent, taxes, and common area expenses for the balance of the lease term. In addition, as each of the Company’s leases expires, the Company may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause the Company to close stores in desirable locations.

The Company’s credit facilities restrict the Company’s ability to finance operations and capital needs, make acquisitions and engage in other business activities.

The Company’s credit facilities include restrictive covenants that, among other things, restrict the Company’s ability to:

•	incur additional debt;

•	pay dividends;

•	make certain acquisitions and investments;

•	repurchase equity;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	dispose of all or substantially all of the Company’s assets; and

•	merge or consolidate with another entity.

These restrictions may limit the Company’s financial flexibility, prohibit or limit any contemplated strategic initiatives, and limit the Company’s ability to grow and increase revenues or respond to competitive changes. In addition, events beyond the Company’s control could cause it to breach these restrictive covenants. If the Company fails to comply with the terms and covenants in any of the credit facilities, that could lead to a default, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. A default under any credit facility could, in turn, result in defaults under the other credit facilities. Any such defaults will contribute to an increase in the Company’s cost of capital and could materially impair the Company’s financial condition and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Failure to retain the Company’s existing senior management team or the inability to attract and retain new qualified personnel could hurt the Company’s business and inhibit its ability to operate and grow successfully.

The Company’s success will continue to depend to a significant extent on its executive management team and other key management personnel to replace executives that retire or resign. The Company may not be able to retain its executive officers and key personnel or attract additional qualified management personnel to replace executives that retire or resign. The Company’s success will also continue to depend on its ability to attract and retain qualified franchisees and other personnel to operate its restaurants and distribution centres. Failure to retain the Company’s leadership team and attract other important personnel could lead to ineffective management and operations, which would likely decrease the Company’s profitability.

The Company’s previous and ongoing relationship with Wendy’s may affect the conduct of the Company’s business and the Company’s financial performance.

The Company entered into several agreements with Wendy’s in connection with the separation from Wendy’s which impose certain limitations on the ability of the Company to conduct its business going forward. Furthermore, the Company continues to have an ongoing relationship with Wendy’s as a result of the combination restaurants operated by the TIMWEN Partnership, and continuing information technology services provided under the shared services agreement, discussed above. In addition, the Company currently has two directors on its Board who also serve on the Wendy’s Board of Directors. The following are examples of the ways in which the Company’s business operations may be impacted by this past and ongoing relationship with Wendy’s, each of which could have an adverse impact on the Company’s results of operations:

•	conflicts of interest may arise in a number of areas between the Company and Wendy’s (including indemnification and other matters under the separation agreements, intellectual property matters,

competition for franchisees or locations, and general business competition), and the Company may not compete as vigorously or effectively as it would against another competitor as a result of the continuing relationships with Wendy’s, including the Company’s continuing reliance on Wendy’s for information technology services, and the common directorships on the Boards of the two companies;

•

as long as there is any director of Wendy’s who is also a director of the Company, the Company’s Certificate of Incorporation provides that the director has no obligation to communicate business opportunities to the Company and may communicate such opportunities to Wendy’s, and will be deemed to have not acted in a manner inconsistent with fiduciary duties or in bad faith in doing so with respect to the Company;

•

the separation agreements were entered into at a time when the Company was a wholly-owned subsidiary of Wendy’s and, pursuant to these agreements, the Company has agreed to assume and indemnify Wendy’s for, among other matters, all past, present and future liabilities related to the Company’s business, which liabilities could include unknown liabilities that could be significant;

•

the separation agreements with Wendy’s limit the Company’s ability to conduct certain capital restructuring and other transactions and require the Company to preserve the tax-free nature of the spinoff; the Company may be subject to significant liability to the extent the Company’s transactions result in gain being recognized in connection with the spin-off;

•

third parties may seek to hold the Company responsible for liabilities of Wendy’s that the Company did not assume in the separation agreements; indemnities obtained from Wendy’s may not be sufficient to cover such liabilities; and there is no guarantee Wendy’s would be willing or able to fund such indemnities;

•

under the tax sharing agreement with Wendy’s, (i) the Company generally will pay to or be entitled to receive from Wendy’s the amount of U.S. federal, state and local income taxes that the Company would be required to pay or be entitled to receive if the Company and its subsidiaries filed consolidated tax returns with Wendy’s for the period ended September 29, 2006, (ii) Wendy’s will control all of the Company’s U.S. and Canadian tax decisions from the period ended September 29, 2006, and (iii) Wendy’s will have sole authority to respond to and conduct all tax proceedings and audits relating to that period and to determine the amount of the Company’s liability to or entitlement to payment from Wendy’s, all of which may result in conflicts of interest between the Company and Wendy’s. Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Wendy’s or other members of the group fail to make any U.S. federal income tax payments required by law for the 2006 Tax Year and for prior years, the Company would be liable for the shortfall. Similar principles may apply for federal, foreign, state and local income tax purposes where the Company files combined, consolidated or unitary returns with Wendy’s for federal, foreign, state and local income tax purposes for the 2006 Tax Year and prior years; and

•

Although the Company is involved operationally with the TIMWEN Partnership, the Company’s 50-50 joint venture with Wendy’s for the development of Canadian combination restaurants, Wendy’s currently manages the accounting for that partnership, and the Company has limited ability to control or be involved with the accounting processes for this joint venture.

The Company is not required to pay dividends, and the Company’s Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time.

The declaration of dividends on the common stock is solely within the discretion of the Board of Directors of the Company, subject further to limitations under Delaware law which provide that dividends may only be paid out of capital surplus. Our credit facilities also limit the ability of the Company to pay dividends to shareholders. The Company’s Board of Directors could at any time decide not to declare a dividend, or could reduce the level of our dividend payments, or the Company could be prevented from declaring a dividend because of legal or contractual restrictions. The failure to pay a dividend could reduce the value of our common stock to shareholders and could negatively affect trading prices.

The Company’s certificate of incorporation, by-laws, stockholder rights plan and Delaware state law contain provisions that may have the effect of delaying or preventing a change in control of the Company.

The Company’s certificate of incorporation authorizes the board of directors to issue up to 100,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by the stockholders. The rights of the holders of the Company’s common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter or prevent a change in control and could adversely affect the voting power or economic value of the shares of common stock.

In addition, provisions of the certificate of incorporation, by-laws and Delaware law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for the Company’s common stock. Among other things, these provisions establish a staggered board and establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings. Furthermore, these provisions provide that directors may be removed only for cause by a majority shareholder vote and provide that special meetings of shareholders may only be called by the Chairman of the Board, the Chief Executive Officer, the President or a resolution duly adopted by a majority of the entire Board. The ability of shareholders to call a special meeting is specifically denied. For a further description of these provisions, see our certificate of incorporation, by-laws, and Delaware law.

In addition, the Company’s stockholder rights plan will impose a significant penalty on any person or group that acquires, or begins a tender or exchange offer that would result in such person acquiring 15% or more of the outstanding common stock without approval from the board. The Board has authorized the issuance of one right for each share of common stock outstanding. Each right allows the holder to purchase from the Company one ten-thousandth of a share of Series A junior participating preferred stock, par value US $0.001 per share, for $150 (subject to anti-dilution adjustments), once the rights become exercisable. See the Company’s certificate of incorporation and stockholder rights plan for additional terms of the preferred stock purchase rights.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,400 to 3,090 square feet with a dining room and single or double drive-thru window. Each of these typically includes a bakery capable of supplying fresh baked goods throughout the day. The Company also has non-standard restaurants designed to fit anywhere, consisting of kiosks in offices, hospitals, colleges, airports, gas station convenience stores, and drive-thru only units on smaller pieces of property. These units typically average between 150 to 900 square feet. Some of these drive-thru only units, kiosks and carts have bakery production facilities on site.

There are also Wendy’s and Tim Hortons concepts combined in single free-standing units, “combination restaurants”, which typically average about 5,780 square feet. These units typically share a common dining room, with seating for approximately 100 to 130 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept. Typically, there are two independent franchisees operating the Tim Hortons and Wendy’s concepts. As of December 31, 2006, there were 122 combo units in Canada and 31 in the U.S.

As of December 31, 2006, the number of systemwide restaurants, both standard and non-standard locations across Canada and the U.S., totalled 3,047, with standard restaurants comprising 75.5% of the total. At December 31, 2006, all but 95 of the Tim Hortons system restaurants were franchise-operated. Of the 2,952 franchised restaurants, 646 were sites owned by the Company and leased to franchisees, 1,751 were leased by the Company, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. The Company’s land or land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements, the Company has the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13%) of annual sales in excess of specified amounts.

In Canada, for franchisees who lease land and/or buildings from the Company, the license agreement typically requires 3.0% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties, plus a separate sublease requires a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty required is increased by 1.5%. In the U.S., for franchisees who lease land and/or buildings from the Company, the license agreement typically requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties plus a separate sublease requires a monthly rental payment based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement.

In addition, the franchise agreements require that franchisees remodel their restaurants, generally every ten years. The Company remodels its Company-operated restaurants on a schedule similar to that it requires of its franchisees.

The following tables illustrate the Company’s system restaurant locations, and franchised locations, as of December 31, 2006.

Company and Franchised Locations(1)

Canadian Locations by Province/Territory	Standard		Non-standard		Total
	Company	Franchise	Company	Franchise
Alberta	1	156	—	59	216
British Columbia	2	153	—	66	221
Manitoba	—	42	—	18	60
New Brunswick	—	101	—	17	118
Newfoundland	—	47	—	10	57
Nova Scotia	—	142	—	33	175
Northwest Territories	—	1	—	—	1
Ontario	19	1,018	6	432	1,475
Prince Edward Island	—	12	—	6	18
Quebec	4	255	2	68	329
Saskatchewan	—	28	—	11	39
Yukon	—	2	—	—	2

Total	26	1,957	8	720	2,711

United States Locations by State	Standard		Non-standard		Total
	Company	Franchise	Company	Franchise
Connecticut	13	4	—	—	17
Kentucky	—	2	—	—	2
Massachusetts	3	—	—	—	3
Maine	6	13	1	1	21
Michigan	2	80	—	1	83
New York	—	80	—	8	88
Ohio	5	77	1	—	83
Pennsylvania	—	5	—	—	5
Rhode Island	24	1	6	—	31
West Virginia	—	3	—	—	3

Total	53	265	8	10	336

(1)	The Company has a temporary restaurant operated by the Canadian Armed Forces located in Kandahar, Afghanistan, not included in the above totals.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Oakville, Ontario	Office	Owned	91,000
Oakville, Ontario	Office/Warehouse	Owned	90,000
Dublin, Ohio	Office	Leased	17,200
Rochester, New York (Maidstone Coffee facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Guelph, Ontario	Distribution/Office	Owned	132,000
Calgary, Alberta	Distribution/Office	Owned	45,600
Debert, Nova Scotia	Distribution/Office	Owned	35,000
Langley, British Columbia	Distribution/Office	Owned	28,200
Kingston, Ontario	Distribution/Office	Owned	24,100
Lachine, Quebec	Office	Owned	13,000
West Greenwich, Rhode Island	Office	Owned	< 2,500
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500
Willmington, Delware	Office	Leased	< 2,500

Item 3.	Legal Proceedings

From time to time, the Company is a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with the construction of system restaurants and with respect to franchisee matters. Certain of these claims are not covered by existing insurance policies in place; however, many are referred to and are covered by insurance, except for deductible amounts, and have not had a material effect on the Company. Reserves related to the resolution of legal proceedings are included in the Company’s Consolidated Balance Sheets as a liability under “Accounts Payable”. As of the date of hereof, it is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York and Toronto Stock Exchanges (trading symbol: THI). The following tables set forth the High, Low and Close prices of the Company’s common stock on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) since the date the Company’s stock began trading, March 24, 2006, as well as the dividends declared per share since the IPO.

Market Price of Common Stock on the Toronto Stock Exchange and New York Stock Exchange (1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2006 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Mar. 24 to Apr. 2)	$37.99	$27.00	$31.00	$33.00	$23.16	$26.55
Second Quarter (Ended July 2)	$32.41	$28.25	$28.68	$29.08	$25.18	$25.75
Third Quarter (Ended Oct. 1)	$30.03	$26.67	$29.25	$27.50	$23.79	$26.30
Fourth Quarter (Ended Dec. 31)	$35.50	$28.71	$33.69	$30.99	$25.60	$28.96

(1)	Source: Bloomberg

As of March 7, 2007, there were 190,383,516 shares of common stock outstanding, 283,722 of which are owned by the TDL RSU Plan Trust, described below.

Dividends Declared Per Share of Common Stock

Quarter (2006 Fiscal Year)	2006
First	—
Second	—
Third (Declared July 24, 2006)	$0.07
Fourth (Declared October 24, 2006)	$0.07

The Company currently expects that comparable cash dividends will continue to be paid in the future, subject at all times to the Company’s financial results, cash requirements, and the discretion of the Board of Directors.

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

Stockholders

At of December 31, 2006, the Company had approximately 180,000 stockholders of record, as determined by the Company based on information supplied by Computershare Investor Services Inc. and ADP Investor Communications Services.

See Note 16 of the Consolidated Financial Statements for information on related stockholder matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of the end of the Company’s last fiscal year, (a) the number of securities that could be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards under the Company’s equity compensation plans, (b) the weighted average exercise price of outstanding options under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	345,294	$28.13	(2)	2,360,981
Equity compensation plans not approved by security holders	N/A	$0.00		N/A

Total	345,294	$28.13		2,360,981

(1)

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) authorizes the issuance of up to 2,900,000 shares of common stock pursuant to awards of restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and share awards. Only restricted stock units were issued under the 2006 Plan in 2006. A total of 539,099 awards were made under the 2006 Plan, in the form of restricted stock units, as of December 31, 2006, of which 19,110 were granted to external directors of the Company and 519,989 granted to officers and certain employees. A total of 193,805 of the awards under the 2006 Plan were immediately vested and settled, net of withholding tax, in the Company’s shares. A total of 2,730 unvested restricted stock units were forfeited by Mr. Pickett after Mr. Pickett’s resignation from the Company’s Board of Directors on February 1, 2007. No awards were made under the 2006 Plan in 2005. The number of remaining shares of common stock authorized under the Company’s 2006 Plan totals approximately 2.4 million.

(2)	Represents the weighted average fair market value of the outstanding restricted stock units as of December 31, 2006.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on the NYSE and TSX as measured by (i) the change in the Company’s share price over the measurement period, and (ii) the re-investment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	23-Mar-06	31-Mar-06	28-Apr-06	31-May-06	30-Jun-06	31-Jul-06	31-Aug-06	29-Sep-06	31-Oct-06	30-Nov-06	29-Dec-06
S&P / TSX Composite Index (Cdn$)(1)	$100.0	$100.9	$101.8	$98.2	$97.4	$99.4	$101.6	$99.2	$104.3	$108.0	$109.6
S&P/TSX Consumer Discretionary Index (Cdn$)(1)	$100.0	$99.1	$101.4	$99.9	$96.6	$96.2	$99.1	$99.6	$105.3	$106.9	$108.3
S&P 500 (US$)	$100.0	$100.0	$101.0	$98.1	$97.9	$96.5	$99.2	$101.7	$105.5	$108.2	$109.0
Tim Hortons Inc. (TSX)(2)	$100.0	$114.8	$112.9	$107.8	$106.2	$104.4	$106.9	$108.6	$120.7	$131.4	$125.3
Tim Hortons Inc. (NYSE)(3)	$100.0	$114.6	$117.2	$114.2	$111.2	$107.7	$112.6	$113.8	$125.1	$133.9	$125.6

(1)	Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.
(2)	Based on trading on the TSX exchange with dividends reinvested in Canadian dollars.
(3)	Based on trading on the NYSE exchange with dividends reinvested in U.S. dollars.
(4)

The majority of the Company’s operations, restaurants, income, revenue and cash flows are in Canadian dollars, and the Company is primarily managed in Canadian dollars. This drives our Canadian dollar earnings per share that may be translated to U.S. dollars by analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See “Risk Factors”. For example, from 2004 to 2006, the Canadian dollar appreciated approximately 11% relative to the U.S. dollar, which would have had the potential to cause a larger appreciation in the U.S. dollar share price relative to the Canadian dollar share price had the Company been a public company at that time. However, a depreciation in the Canadian dollar relative to the U.S. has the potential to cause the opposite effect, resulting in a decline in the U.S. dollar share price as a result of the currency fluctuation that is not directly attributable to changes in the Company’s business or financial condition aside from the impact of foreign exchange.

Sales and Repurchases of Equity Securities

The Company incurred and paid an additional amount of approximately $0.3 million in offering costs and expenses associated with its March 2006 IPO in the fourth quarter of 2006 to bring the total amount of “other fees and expenses” associated with the Company’s March 2006 IPO to $7.7 million. The Company had previously reported in its Form 10-Q for the first quarter, filed with the SEC on May 12, 2006, that the actual underwriting, discounts, commissions and fees related to the IPO were $54.2 million (US$46.2 million). The Company does not expect to incur or pay any additional offering costs or expenses in connection with the March 2006 IPO in fiscal year 2007.

The Company previously disclosed in Form 10-Q quarterly reports its uses of the net proceeds generated from the IPO. During the third quarter 2006, the remaining proceeds from the IPO were combined with cash generated from operations of the Company, and these proceeds, plus available cash and cash generated from operations of certain U.S. subsidiaries of Tim Hortons Inc., were utilized in the third and fourth quarters of fiscal year 2006: (i) for dividends; (ii) to fund capital expenditures and operations for U.S. subsidiaries; and (iii) for other general corporate purposes of these U.S. subsidiaries. As of December 31, 2006, the net IPO proceeds were fully utilized for the foregoing purposes.

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended December 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share (Cdn.)(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(2)(4)
Monthly Period #1 (October 2, 2006 —November 1, 2006)	0		N/A	0		$200,000,000
Monthly Period #2 (November 2, 2006 —December 1, 2006)	1,762,295	(3)	$33.55	1,496,000	(4)	$150,047,878
Monthly Period #3 (December 2, 2006 —December 31, 2006)	434,244		$34.55	434,244		$135,047,891

Total	2,196,539		$33.75	1,930,244		$135,047,891

(1)	Inclusive of commissions paid to the broker to repurchase the shares.
(2)	Exclusive of commissions paid to the broker to repurchase the shares.
(3)

On November 17, 2006, The TDL Group. Corp., a Canadian subsidiary of Tim Hortons Inc. (“TDL”), established, as settlor, TDL RSU Plan Trust, a trust under the laws of Nova Scotia (“Trust”), of which Computershare Trust Company of Canada is the Trustee. The Trustee, on behalf of the Trust, purchased 266,295 shares on the TSX through a broker, the same broker utilized for the Company’s publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement of restricted stock units awarded to most of the Company’s eligible Canadian employees under the Company’s 2006 Stock Incentive Plan (“Plan”) upon vesting. As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by TDL to distribute shares to most Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists, nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at the direction of TDL, the Trustee may acquire additional shares of Company stock with such cash in order to obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units. In creating the Trust, it was contemplated that the Trust would be used to acquire additional shares in the future to fix cash flow requirements that may arise in connection with restricted stock unit grants to certain Canadian employees made in the future under the Plan, and the Trust has been so used.
(4)

On August 31, 2006, the Company first announced that its Board of Directors had approved of the Company’s inaugural share repurchase program of up to $200 million, subject to regulatory approval, which program would commence following the distribution by Wendy’s of the shares of the Company then owned by Wendy’s. On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (“NCIB”) had been filed and received regulatory approval from the TSX authorizing the Company to commence its previously approved repurchase program through the facilities of the TSX. The NCIB approval authorized the repurchase by the Company of shares of its stock in an amount not expected to exceed $200 million, and in no event in excess of 5% of the Company’s outstanding common stock as of the date of filing of the NCIB. The expiration date of this repurchase program shall be the earlier to occur of (i) the purchase of $200 million of stock or 5% of the Company’s outstanding shares, as described above, or (ii) September 28, 2007. The Company began implementation of the repurchase program on November 1, 2006 and purchases are expected to continue until the stated expiration date. As part of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate its repurchase activity. A Rule 10b5-1 repurchase plan allows the Company to purchase its shares at times when it ordinarily would not be in the market due to regulatory or company restrictions. In addition to the Rule 10b5-1 plan, the Company made repurchases at management’s discretion under its stock repurchase program in 2006, through use of the same broker, subject to the Company’s review of market conditions, stock prices, and its cash position and the Company’s compliance with regulatory requirements. The Company repurchases have been, and the Company anticipates that they will continue to be made on the TSX and the NYSE. No repurchase plan or program established by the Company expired or was terminated by the Company during the fourth quarter of 2006. Numbers reflected in columns (c) and (d) do not include Trust purchases described in footnote (1) above; but rather, the actual dollar amount remaining available under the Company’s publicly announced share repurchase program.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods covered.

	Fiscal Years(1),(2)
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data, number of restaurants and where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$1,072,405	$960,250	$845,231	$727,508	$656,833
Franchise revenues:
Rents and royalties(3)	503,375	449,791	414,096	367,756	322,043
Franchise fees	83,769	71,986	78,939	76,516	80,695

	587,144	521,777	493,035	444,272	402,738

Total revenues	1,659,549	1,482,027	1,338,266	1,171,780	1,059,571
Goodwill and asset impairment	—	53,101	—	—	—
Other costs and expenses	1,280,333	1,138,879	1,018,961	892,883	826,258

Total costs and expenses	1,280,333	1,191,980	1,018,961	892,883	826,258

Operating income	379,216	290,047	319,305	278,897	233,313
Interest (income) expense, net	18,458	14,517	13,519	16,034	20,340

Income before income taxes	360,758	275,530	305,786	262,863	212,973
Income taxes	101,162	84,439	100,735	106,601	80,161

Net income	$259,596	$191,091	$205,051	$156,262	$132,812

Basic and fully diluted earnings per share of common stock	$1.40	$1.19	$1.28	$0.98	$0.83
Weighted average number of share of common stock – diluted (thousands)	185,401	159,953	159,953	159,953	159,953
Dividends per share of common stock (post initial public offering)	$0.14	$—	$—	$—	$—

Consolidated Balance Sheets Data
Cash and cash equivalents	$176,083	$186,182	$129,301	$86,151	$89,338
Total assets(4)	$1,744,987	$1,596,863	$1,756,869	$1,547,023	$1,661,399
Long-term debt(5)	$393,701	$87,970	$246,841	$367,674	$401,270
Total liabilities(5)	$726,583	$1,557,485	$735,180	$704,245	$739,442
Total stockholders’ equity(6)	$1,018,404	$39,378	$1,021,689	$842,778	$921,957

Other Financial Data
EBITDA(7)	$451,911	$362,046	$388,313	$337,698	$282,422
Capital expenditures	$180,049	$218,607	$197,810	$131,865	$111,788
Operating margin(8) (%)	22.9%	19.6%	23.9%	23.8%	22.0%
EBITDA margin(7) (%)	27.2%	24.4%	29.0%	28.8%	26.7%

Other Operating Data
Total systemwide sales growth(10)(11)	12.8%	9.5%	16.6%	12.6%	16.3%
Systemwide restaurant unit growth(10)	5.6%	6.0%	7.7%	7.6%	8.6%
Canada average same-store sales growth(10)(12)	7.5%	5.2%	7.4%	4.8%	7.2%
U.S. average same-store sales growth(10)(12)	8.9%	7.0%	9.8%	4.5%	9.9%

Restaurants open at end of period – Canada
Company-operated	34	33	31	32	31
Franchise	2,677	2,564	2,439	2,311	2,157
Restaurants open at end of period – U.S.
Company-operated	61	62	67	25	40
Franchise	275	226	184	159	120

Total	3,047	2,885	2,721	2,527	2,348

Average sales per standard restaurant:(9)
Canada (in thousands of Canadian dollars)(10)	$1,793	$1,673	$1,584	$1,479	$1,407
U.S. (in thousands of U.S. dollars)(10)	$944	$900	$896	$892	$871
U.S. (in thousands of Canadian dollars)(10)	$1,070	$1,089	$1,166	$1,251	$1,368

(1)	Fiscal years include 52 weeks except for fiscal 2004 which included 53 weeks.

(2)

Our selected historical consolidated financial data have been derived from (a) our audited historical consolidated balance sheets at December 31, 2006, January 1, 2006, and January 2, 2005 and the results of operations and cash flows for each of the years ended December 31, 2006, January 1, 2006, January 2, 2005 and December 28, 2003; and (b) our unaudited historical financial data as of December 28, 2003, and December 29, 2002, and for fiscal 2002 (year ended December 29, 2002).

(3)

Rents and royalties revenues consist of (a) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (b) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 80 to 100 franchises whose results of operations are consolidated with ours pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financial Definitions–Sales.” However, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales for the last five years were:

	Fiscal Years(1), (2)
	2006	2005	2004	2003	2002
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$3,821,857	$3,410,583	$3,137,898	$2,713,248	$2,412,625
U.S. (in thousands of U.S. dollars)	$246,343	$199,098	$163,359	$123,261	$93,566

(4)

Notes and accounts receivable from Wendy’s were set off against notes and accounts payable to Wendy’s, with the net notes and accounts receivable from Wendy’s being distributed by us to Wendy’s, effective in the fourth quarter of 2005. Notes and amounts receivable from Wendy’s were:

	At End of Fiscal Year Indicated(1), (2)
	2006	2005	2004	2003	2002
	(in thousands)
Notes receivable from Wendy’s included in current assets	$—	$—	$173,747	$59,210	$361,148
Notes receivable from Wendy’s included in long-term assets	$—	$—	$128,000	$128,000	$128,000
Accounts receivable from Wendy’s included in current assets	$406	$—	$52,192	$138,580	$297,720

(5)

Long-term debt includes long-term debt, capital leases and notes payable to Wendy’s. Notes payable to Wendy’s are also included in current liabilities. Notes payable to Wendy’s were set off against notes and accounts receivable from Wendy’s resulting in a distribution in kind to Wendy’s of $52.9 million in the fourth quarter of 2005, excluding the $1.1 billion note payable outstanding at January 1, 2006 and repaid during 2006. Notes payable to Wendy’s totalled the following amounts:

	At End of Fiscal Year Indicated(1), (2)
	2006	2005	2004	2003	2002
	(in thousands)
Notes payable to Wendy’s included in current liabilities	$—	$1,116,288	$185,725	$84,167	$144,778
Notes payable to Wendy’s included in long-term debt	$—	$—	$181,090	$304,488	$343,954
Amounts payable to Wendy’s included in current liabilities	$—	$10,585	$—	$—	$—

(6)

In March 2006, we completed an initial public offering (IPO) selling 17.25% of our common stock for total proceeds, net of issuance costs, of $841.9 million. Prior to our IPO, we were a wholly owned subsidiary of Wendy’s International, Inc. On September 29, 2006, Wendy’s distributed its remaining interest of 82.75% of our outstanding common stock to its stockholders through a special, pro rata dividend distribution.

(7)

EBITDA is defined as net income before interest, taxes, depreciation and amortization and EBITDA Margin represents EBITDA expressed as a percentage of Total revenues. EBITDA and EBITDA Margin are used by management as a performance measure for benchmarking against our peers and our competitors. We believe EBITDA and EBITDA Margin are useful to investors because they are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and EBITDA Margin are not recognized terms under GAAP. EBITDA should not be viewed in isolation and does not purport to be an alternative to net income as an indicator of operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to calculate EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, EBITDA does not include:

•	interest expense, and because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	depreciation and amortization expense, and because we use property and equipment, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue; and

•	tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate.

Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, contractual commitments, interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

The following table is a reconciliation of EBITDA to our net income:

	Fiscal Years(1), (2)
	2006	2005	2004	2003	2002
	(in thousands)
Net income	$259,596	$191,091	$205,051	$156,262	$132,812
Interest expense, net	18,458	14,517	13,519	16,034	20,340
Income tax expense	101,162	84,439	100,735	106,601	80,161

Operating income	379,216	290,047	319,305	278,897	233,313
Depreciation and amortization	72,695	71,999	69,008	58,801	49,109

EBITDA*	$451,911	$362,046	$388,313	$337,698	$282,422

*	EBITDA includes and has not been adjusted for the goodwill and asset impairment charges of $53.1 million incurred in the fourth quarter of fiscal 2005.

(8)	Operating Margin represents operating income expressed as a percentage of Total revenues.
(9)

Our standard restaurant typically measures between 1,400 to 3,090 square feet, with a dining room, a counter for placing orders and single or double drive-thru service. Standard restaurants comprised 75.5% of our system as of January 1, 2006. We have “combination stores” that offer Tim Hortons and Wendy’s products at one location. Our combination stores typically have a common area dining room and separate counters and typically separate franchisees operate the two different concepts. In fiscal 2006, we had approximately 122 combination stores in Canada and 31 in the U.S.

(10)

Includes both franchised and Company-operated restaurants. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 80 to 100 franchises whose results of operations are consolidated with ours pursuant to FIN 46R. However, franchise restaurant sales result in royalties and rental income, which are included in our revenues. U.S. average sales per standard restaurant are disclosed in both Canadian and U.S. dollars, the reporting and functional currency, respectively, of our U.S. operations. The U.S. average sales per standard restaurant were converted into Canadian dollars for each year using the average foreign exchange rate in the applicable year. The U.S. average sales per standard restaurant, when converted into Canadian dollars, includes the effects of exchange rate fluctuations, which decreases comparability between the years. We believe the presentation of the U.S. dollar average sales per standard restaurant is useful to investors to show the local currency amounts for stores in the U.S. and provide transparency on the underlying business performance without the impact of foreign exchange.

(11)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

(12)

For Canadian restaurants, average same-store sales are based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2006 Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Annual Report on Form 10-K for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of December 31, 2006, 2,952 or 96.9% of our restaurants were franchised, representing 98.7% in Canada and 81.8% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for franchised restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues.

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

References herein to “Tim Hortons”, the “Company”, “we”, “our”, or “us” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

Executive Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales and our business model also includes controlling the real estate for most of our franchise restaurants. As of December 31, 2006, we leased or owned the real estate for approximately 81.2% of our system restaurants, which generates a recurring stream of rental income. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the first quarter of 2006, we also began distributing frozen and some refrigerated products from our Guelph facility to certain Tim Hortons restaurants in Ontario. In the U.S., we supply similar products to system restaurants through third-party distributors.

Commencing in December of 1995, we were a wholly owned subsidiary of Wendy’s International Inc. (“Wendy’s”), and our financial results were consolidated with those of Wendy’s and its other operating segments. For our historical financial information, you should refer to the periodic and annual reports filed by Wendy’s. In

March of 2006, we completed an initial public offering (“IPO”) pursuant to which public stockholders purchased 33.4 million shares, or 17.25%, of our common stock. Wendy’s continued to own 82.75% of our outstanding shares after the IPO, and therefore our financial results continued to be consolidated with Wendy’s until September 29, 2006. On September 29, 2006, Wendy’s International, Inc. completed a spin-off of its remaining 82.75% controlling stake in us, representing approximately 160.0 million shares of our common stock, by a special pro rata distribution of such shares of our common stock to its stockholders of record on September 15, 2006. With the completion of this distribution, we now operate as a widely held, stand-alone public company.

In fiscal 2006, our revenues increased $177.5 million, or 12.0%, from approximately $1.5 billion in fiscal 2005 to approximately $1.7 billion in fiscal 2006 and increased $143.8 million or 10.7% in fiscal 2005 over fiscal 2004. These increases were mainly the result of continued same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. Average same-store sales growth was 7.5% in Canada and 8.9% in the U.S. in fiscal 2006. Same-store growth was stronger than originally anticipated in 2006 principally as a result of the success of new product introductions, as well as improvements in restaurant speed of service, more frequent customer visits, expansion into broader menu offerings and pricing. Pricing impacted same-store sales growth by approximately 2%-3% in Canada and 3%-4% in the U.S. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as labour and coffee. In 2006, we opened 197 new restaurants and closed 35 restaurants as compared to 2005 when we opened 187 new restaurants and closed 23 restaurants.

In fiscal 2006, our operating income increased $89.2 million or 30.7% from $290.0 million in fiscal 2005 to $379.2 million in fiscal 2006. The increase in operating income was primarily attributable to the 2005 goodwill and asset impairment charge of $53.1 million ($33.5 million after tax) recorded in 2005 relating to our New England acquisition and to strong systemwide sales growth driving higher sales and franchise revenues. These increases in operating income were offset by: (i) lower other income ($8.1 million) primarily attributable to higher foreign exchange gains and gain on asset sale in 2005 that did not reoccur in 2006; (ii) additional net costs incurred relating to the ramp up of our Guelph distribution facility ($8.0 million), discussed below; and (iii) higher general and administrative expenses ($4.6 million) relating, in part, to the increased costs of operating as a public company, and the separation from Wendy’s. Operating income, excluding the $53.1 million impact of the 2005 goodwill and asset impairment charge increased 10.5% over fiscal 2005.

The Guelph distribution facility commenced operations in the first quarter of 2006. Once fully operational this distribution centre will service approximately 85% of our Ontario stores for shelf-stable, refrigerated and frozen products. In 2006, we started the transition to three-channel delivery from this new distribution centre, and we expect to achieve the above-noted operational target by late 2007. Three-channel delivery has shelf-stable, refrigerated and frozen product on the same truck. During this phase-in period for refrigerated and frozen distribution, we face higher distribution costs without the full benefit of the new distribution revenues. In 2006, revenues increased as a result of the addition of some frozen and refrigerated products to our distribution operations. Sales margins on frozen products are lower than some of our other products but we anticipate that they will be a positive contribution to our net income once the Guelph facility is fully operational. We incurred approximately $8.0 million of additional costs, net of incremental revenues, in 2006, relating to the ramp-up of our Guelph facility that impacted our operating income when compared to fiscal 2005. In the fourth quarter of 2006, the Guelph facility continued to expand its operations with approximately 500 stores on three-channel delivery. The increase in revenues associated with the additional stores on three-channel delivery drove a slightly positive contribution to operating income in the fourth quarter of 2006 as compared to the corresponding quarter of 2005. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our stores efficiently and effectively while contributing to our profitability.

In fiscal 2006, our net income increased $68.5 million or 35.8% from $191.1 million in fiscal 2005 to $259.6 million in fiscal 2006 driven by the increase in operating income of $89.2 million and partially offset by higher net interest expense primarily from our new third party debt, and higher income tax expense.

Fully diluted earnings per share were $1.40 in fiscal 2006 compared to $1.19 per share in fiscal 2005. This increase was due to higher net income in the year partially offset by a higher weighted average number of shares outstanding. Our IPO was completed in the first quarter of 2006, increasing our weighted average diluted share count by approximately 15.9% in fiscal 2006.

For fiscal 2005, we recorded operating income of $290.0 million, a decrease of $29.3 million, or 9.2%, from $319.3 million in fiscal 2004. This decrease was due primarily to goodwill and asset impairment charges of $30.8 million and $22.3 million, respectively, totalling $53.1 million relating to the New England acquisition. We also recorded a $5.1 million one-time mark-to-market gain on cross-border intercompany notes during fiscal 2005. This gain, along with growth in operations, was partially offset by an increase in corporate general and administrative expenses primarily due to costs associated with our IPO, costs associated with building the infrastructure needed to be an independent public company, expenses related to restricted stock units of Wendy’s that were granted to some of our employees and expensed for the first time in 2005 and expenses related to Wendy’s stock options.

In February 2006, we entered into a senior bank facility borrowing $300.0 million. We also entered into revolving credit facilities (a $200.0 million Canadian facility and a US$100.0 million U.S. facility). These facilities collectively are referred to herein as our “credit facilities”. The proceeds from the credit facilities and the IPO were used to repay borrowings from Wendy’s of US$960.0 million in two payments in March and April 2006. Also, in February 2006, we entered into a bridge loan facility that we repaid in May 2006 with IPO proceeds and available cash from operations. The bridge facility terminated upon repayment.

In August 2006, our Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million, not to exceed 5% of our outstanding shares of common stock at the time of the approval. We commenced repurchasing stock in late 2006, after all required regulatory approvals were obtained. The program is expected to be in place until September 28, 2007, but may terminate earlier if either the $200 million maximum or the 5% of outstanding shares limit is reached. We may make such repurchases on either of the New York Stock Exchange and/or the Toronto Stock Exchange. As part of the stock repurchase program, we have entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate stock repurchase activity. The Rule 10b5-1 repurchase plan allows the Company to purchase stock at times when we may not otherwise be in the market due to regulatory or Company restrictions. Purchases will be based upon the parameters of the Rule 10b5-1 plan and in addition, we made repurchases at our discretion under our stock repurchase program during 2006, subject to market conditions, stock prices, our cash position and compliance with regulatory requirements. In 2006, we repurchased approximately 1.9 million shares of common stock under this program at an average cost of $33.66 per share for a total cost of $65.0 million. These repurchases represented approximately one-third of the total stock repurchase program.

In 2006, our Board of Directors approved two quarterly dividends of $0.07 cents per share payable in Canadian dollars. On February 6, 2007, our Board of Directors declared our third quarterly dividend of $0.07 per share. We have determined our payout ratio range to be 20%-25% of normalized net income, which is net income adjusted for non-recurring items, such as tax impacts not expected to recur, that affect our net income based on our year end results. However, the declaration and payment of future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance and other risk factors. Our payout ratio considers our free cash flow and has been benchmarked against comparable companies in the North American quick serve restaurant sector and premier Canadian retail companies.

2007 Financial Targets

In fiscal 2007, we are targeting same-store sales growth targets of 4%-5% in Canada and 6%-7% in the U.S. In more developed markets, we expect same-store sales growth to be lower than the historical trends due to a variety of factors, including the impact of pricing, mild weather in early and late 2006, and other factors. In 2007, we expect to open 120 to 140 new restaurants in Canada and 60 to 80 new restaurants in the U.S. and, on a systemwide basis, to close 30 to 40 restaurants. Our targeted restaurant growth in Canada is expected to be lower in 2007 as we focus our development efforts from more highly-penetrated areas to newer markets in Canada, such as Quebec and Western Canada. Future escalation of real estate and construction costs, labour shortages (in some regions), and other factors outside of our control, such as local zoning and licensing requirements, may slow this growth (see “Risk Factors”). We anticipate our 2007 total capital expenditures to be between $200 million - $240 million, including capital expenditures for new restaurant development, remodelling, maintenance, technology initiatives and other capital needs. We are targeting operating income growth of 10% in 2007 over 2006. We estimate that our effective tax rate will be approximately 34%, subject to some quarterly variations and to the completion of our review of FASB Interpretation (“FIN”) No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). Our business is subject to various risks which may impact future performance.

Selected Operating and Financial Highlights

	Fiscal Years
	2006	2005	2004
Systemwide sales growth(1)	12.8%	9.5%	16.6%
Average same-store sales growth
Canada(2)	7.5%	5.2%	7.4%
U.S.(2)	8.9%	7.0%	9.8%
Systemwide restaurants	3,047	2,885	2,721
Revenues (in millions)	$1,659.5	$1,482.0	$1,338.3
Operating income (in millions)	$379.2	$290.0	$319.3
Net income (in millions)	$259.6	$191.1	$205.1
Basic and diluted earnings per share	$1.40	$1.19	$1.28
Weighted average number of shares of common stock outstanding – Diluted (in millions)	185.4	160.0	160.0

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Fiscal 2006 and 2005 included 52 weeks and fiscal 2004 included 53 weeks.

(2)

For Canadian restaurants, average same-store sales are based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants, although approximately 96.9% of our system is franchised. Systemwide sales impact our franchise royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. In fiscal 2006, Canadian average same-store sales increased 7.5% over fiscal 2005, which was our 15th consecutive annual increase in Canada. In fiscal 2005, Canadian average same-store sales increased 5.2% over fiscal 2004. In the U.S., average same-store sales (measured in U.S. currency) increased 8.9% in fiscal 2006 over 2005, which represented our 16th consecutive annual increase.

The following tables set forth average same-store sales increases by quarter for fiscal 2006, 2005 and 2004 and by year for the ten-year period from 1997 to 2006 on a comparable 52-week basis.

	Historical Average Same-Store Sales Increase(1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Canada
2006	8.7%	6.1%	5.9%	9.3%	7.5%
2005	5.8%	5.6%	3.6%	5.8%	5.2%
2004	6.6%	7.8%	8.4%	6.6%	7.4%
U.S.
2006	9.8%	8.4%	9.2%	8.3%	8.9%
2005	7.7%	9.1%	4.7%	6.7%	7.0%
2004	10.3%	10.2%	9.8%	9.1%	9.8%

	Historical Annual Average Same-Store Sales Increases(1)
	Canada	U.S.
2006	7.5%	8.9%
2005	5.2%	7.0%
2004	7.4%	9.8%
2003	4.8%	4.5%
2002	7.2%	9.9%
2001	7.8%	7.7%
2000	9.1%	12.7%
1999	10.5%	13.9%
1998	10.2%	6.9%
1997	7.7%	14.2%
10-year average	7.7%	9.5%

(1)

For Canadian restaurants, average same-store sales are based on restaurants that have been open for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store calculation beginning in the 13th month following the restaurant’s opening.

As stated above, our historical average same-store sales trends are not necessarily indicative of future results.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for our 2006, 2005, and 2004 fiscal years:

	Fiscal Year End
	2006	2005	2004
Canada
Restaurants opened	145	149	155
Restaurants closed	(31)	(22)	(28)

Net change	114	127	127

U.S.
Restaurants opened	52	38	69
Restaurants closed	(4)	(1)	(2)

Net change	48	37	67

Total Company
Restaurants opened	197	187	224
Restaurants closed	(35)	(23)	(30)

Net change	162	164	194

From the beginning of 2004 to the end of fiscal 2006, we opened 520 system restaurants including both franchised and Company-operated restaurants, net of restaurant closures. Typically, 30 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru.

The following table shows our restaurant count as of the end of fiscal 2006, 2005 and 2004 and provides a breakdown of our Company-operated and franchise restaurants. Our system includes over 3,000 restaurants across Canada and the U.S. At December 31, 2006, 2,952 restaurants, or 96.9%, were franchise restaurants (representing 98.7% in Canada and 81.8% in the U.S.).

Systemwide Restaurant Count

	Fiscal Year End
	2006	2005	2004
Canada
Company-operated	34	33	31
Franchise	2,677	2,564	2,439

Total	2,711	2,597	2,470

% Franchised	98.7%	98.7%	98.7%

U.S.
Company-operated	61	62	67
Franchise	275	226	184

Total	336	288	251

% Franchised	81.8%	78.5%	73.3%

Total system
Company-operated	95	95	98
Franchise	2,952	2,790	2,623

Total	3,047	2,885	2,721

% Franchised	96.9%	96.7%	96.4%

Segment Operating Income

Systemwide sales and average same-store sales growth are affected by a variety of factors, including the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S.

Segment operating income increased $37.2 million, or 9.9%, for fiscal 2006 over 2005. Our Canadian segment operating income increased by $31.2 million, or 8.2%. Canadian average same-store sales increased 7.5% over the prior year and we opened 145 new system restaurants in 2006 and closed 31 restaurants. In 2006, our U.S. operating segment had operating income of $1.7 million, compared to a 2005 operating loss of $4.3 million. We believe this to be attributable to stronger same-store sales growth and stronger operational performance in 2006. In addition, in fiscal 2005, we had $1.2 million in store closure costs relating to the New England market that negatively impacted the U.S. operating segment results. Also, same-store growth was 8.9% in 2006, of which pricing contributed 3%-4% of this increase. We anticipate that U.S. segment operating income will continue to show volatility as we continue our growth and expansion into new markets. We are targeting to have 500 restaurants by the end of fiscal 2008 of which we had 336 at the end of fiscal 2006. We generally experience losses in the new markets that we enter and, for franchised restaurants, provide additional relief in the areas of rents and royalties and in some cases, relief on other operating costs, for a period of time to help compensate for these losses. In fiscal 2006, we opened 52 stores in the U.S.

Segment operating income increased $31.6 million, or 9.2%, for fiscal 2005 over 2004. Our Canadian segment operating income increased by $34.9 million, or 10.1%. Canadian average same-store sales increased 5.2% over the prior year and we opened 149 new system restaurants in 2005. U.S. average same-store sales increased 7.0% in fiscal 2005 over 2004. However, our U.S. operating segment loss increased as a result of an increase in our Company-operated store losses, primarily attributable to the New England market and $1.2 million in store closure costs incurred in 2005 also relating to the New England market.

Overall, our total segment operating income from our reportable segments as a percent of total revenues was 24.8%, 25.3% and 25.7% for fiscal 2006, 2005 and 2004, respectively.

The following tables contain information about the operating income of our reportable segments:

	Fiscal 2006 Compared to Fiscal 2005
					2006 Change
Operating Income (Loss)	2006	% of Revenues	2005	% of Revenues	Dollars	Percentage
	(In thousands, except where noted)
Canada	$410,582	24.7%	$379,405	25.6%	$31,177	8.2%
U.S.	1,736	0.1%	(4,282)	(0.3)%	6,018	n/m

Segment operating income	412,318	24.8%	375,123	25.3%	37,195	9.9%
Corporate(1)	(33,102)	(2.0)%	(85,076)	(5.7)%	51,974	n/m

Total operating income	$379,216	22.8%	$290,047	19.6%	$89,169	30.7%

	Fiscal 2005 Compared to Fiscal 2004
					2005 Change
	2005	% of Revenues	2004	% of Revenues	Dollars	Percentage
	(In thousands, except where noted)
Canada	$379,405	25.6%	$344,476	25.7%	$34,929	10.1%
U.S	(4,282)	(0.3)%	(981)	(0.1)%	(3,301)	n/m

Segment operating income	375,123	25.3%	343,495	25.7%	31,628	9.2%
Corporate(1)	(85,076)	(5.7)%	(24,190)	(1.8)%	(60,886)	n/m

Total operating income	$290,047	19.6%	$319,305	23.9%	$(29,258)	(9.2)%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. In fiscal 2005, corporate charges also include the goodwill and asset impairment charges of $53.1 million.

n/m – The comparison is not meaningful.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s. These agreements, which include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement and continue to govern various post-separation matters. See “Business—Existing Relationship with Wendy’s”.

We were a wholly owned subsidiary of Wendy’s for many years, and as such, we and Wendy’s historically shared many internal administrative resources. The shared services agreement was designed to help us and Wendy’s transition to being two separate public companies, each with its own administrative resources. Under the shared services agreement, prior to September 2006, Wendy’s provided us services relating to corporate functions such as executive oversight, risk management, internal audit, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services. Prior to entering into the shared services agreement with Wendy’s in 2006, estimates of the benefits of similar services received in 2005 were carved out for comparative financial reporting purposes. The expense allocations under the shared services agreement and prior year carve out costs were $10.1 million, $15.4 million and $13.3 million in fiscal years 2006, 2005 and 2004, respectively, excluding costs related to Wendy’s restricted stock units and options. Consistent with the terms of the shared services agreement, the charges in fiscal 2006 were reduced to reflect the increasing independence of the Company, and therefore, the decreased level of services being provided by Wendy’s, primarily in the areas of executive oversight, investor relations, treasury and financial reporting. The Company considered these general corporate expense allocations, as adjusted pursuant to agreement by Wendy’s and the Company as just described, to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense we would have incurred as a stand-alone public company.

In preparation for the spin-off on September 29, 2006, we added most of the infrastructure necessary to be a stand-alone public company. We added resources in the financial reporting, treasury, corporate governance and securities law areas. We will continue to add resources as required, particularly in the areas of taxation, legal, internal audit and information technology, among others. Some shared resources, such as certain information technology, as discussed below, have continued beyond the separation date.

Wendy’s is providing certain information technology services beyond the date of the spin-off, primarily related to our general ledger and U.S. fixed asset subledger. Under the terms of the shared services agreement, these services are terminable on twelve months’ notice. Although the underlying license agreement with the third-party software vendor extends for 18 months following our separation from Wendy’s, and we expected that Wendy’s would continue to provide the hosting services for this entire period, we received a twelve-month termination notice from Wendy’s on December 27, 2006. We are currently negotiating with Wendy’s regarding an extension of these information technology services until March 2008; however, we are also taking steps to implement a new general ledger system and U.S. fixed asset subledger prior to the Wendy’s termination date (December 28, 2007). Although we will be simultaneously implementing these systems, we consider it advisable to maintain the Wendy’s systems as systems of record for the information technology services provided by Wendy’s for year-end 2007. We are aware of risks associated with bringing systems online in the last quarter of a reporting period, including with respect to Sarbanes-Oxley Section 404 compliance. We expect the costs in 2007 to utilize the information technology services from Wendy’s will be approximately US$1.0 million. We also continue to have interdependencies with Wendy’s with respect to income taxes (see “Income Taxes”).

In the fourth quarter of 2006, our independence from Wendy’s did not materially harm our relationships with our customers or suppliers or otherwise cause significant changes in our results of operations and business trends when compared to prior years except for higher costs associated with our IPO and spin-off and costs associated with being a public company, offset in part by lower shared services costs. During the transition period from our IPO to the spin-off, certain officers and directors of Wendy’s acted as our officers and directors. There continues to be two directors on our board who also serve as members of the Wendy’s Board of Directors (see “Risk Factors”).

On our behalf, Wendy’s previously provided certain guarantees to third parties for liabilities of the Company or our subsidiaries. As of December 31, 2006, Wendy’s received releases for all such guarantees provided by them except for guarantees of certain insignificant surety bonds and letters of credit which are scheduled to expire. Corresponding releases will be sought for these surety bonds and letters of credit as they terminate to reduce the level of Wendy’s guaranteed obligations.

Wendy’s received a favourable tax ruling from the Canada Revenue Agency under Section 86.1 of the Income Tax Act (Canada) in connection with the tax impact of the distribution of our shares to Wendy’s Canadian stockholders. Wendy’s also received a ruling from the Internal Revenue Service, for U.S. federal income tax purposes confirming that no gain or loss will be recognized by Wendy’s and, that the distribution of our common stock would be tax-free to Wendy’s U.S. stockholders, except in respect of cash received in lieu of fractional share interests.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2006 and 2005. Financial definitions can be found immediately following “Liquidity and Capital Resources”.

Results of Operations

	Fiscal 2006 Compared to Fiscal 2005				Change from Prior Year
	2006	% of Revenues	2005	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,072,405	64.6%	$960,250	64.8%	$112,155	11.7%
Franchise revenues:
Rents and royalties(1)	503,375	30.3%	449,791	30.3%	53,584	11.9%
Franchise fees	83,769	5.0%	71,986	4.9%	11,783	16.4%

	587,144	35.4%	521,777	35.2%	65,367	12.5%

Total revenues	1,659,549	100.0%	1,482,027	100.0%	177,522	12.0%

Costs and expenses
Cost of sales	941,947	56.8%	834,165	56.3%	107,782	12.9%
Operating expenses	182,332	11.0%	165,257	11.2%	17,075	10.3%
Franchise fee costs	76,658	4.6%	69,212	4.7%	7,446	10.8%
General and administrative expenses	113,530	6.8%	108,962	7.4%	4,568	4.2%
Equity income	(35,236)	(2.1)%	(31,758)	(2.1)%	(3,478)	11.0%
Goodwill and asset impairment	—	—	53,101	3.6%	(53,101)	n/m
Other (income) expense	1,102	0.1%	(6,959)	(0.5)%	8,061	n/m

Total costs and expenses, net	1,280,333	77.1%	1,191,980	80.4%	88,353	7.4%

Operating income	379,216	22.9%	290,047	19.6%	89,169	30.7%

Interest (expense)	(22,253)	(1.3)%	(4,046)	(0.3)%	(18,207)	n/m
Interest income	11,671	0.7%	3,985	0.3%	7,686	n/m
Affiliated interest (expense), net	(7,876)	(0.5)%	(14,456)	(1.0)%	6,580	n/m

Income before income taxes	360,758	21.7%	275,530	18.6%	85,228	30.9%
Income taxes	101,162	6.1%	84,439	5.7%	16,723	19.8%

Net income	$259,596	15.6%	$191,091	12.9%	68,505	35.8%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i)royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii)rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 88 and 82 franchises on average in fiscal 2006 and fiscal 2005, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do however result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Fiscal Years
	2006	2005
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$3,821,857	$3,410,583
U.S. (in thousands of U.S. dollars)	$246,343	$199,098

Revenues

Sales

In fiscal 2006, sales were $1,072.4 million, an increase of $112.2 million, or 11.7%, over fiscal 2005. Our sales include warehouse sales, sales from Company-operated restaurants, and sales from franchised restaurants required to be consolidated under FIN 46R. Warehouse sales increased $100.3 million, or 12.6%, driven primarily by a $49.7 million increase due to a higher number of restaurants opened and same-store sales increases. The distribution of frozen and refrigerated products increased warehouse sales by $36.4 million in 2006 as compared to 2005. Product mix and price increases also contributed to the higher distribution revenues. The impact of foreign exchange partially offset these increases.

Company-operated restaurant sales were $69.9 million and $65.2 million in fiscal 2006 and 2005, respectively. The $4.7 million increase was primarily due to an increase in same-store sales and due to the timing and mix of standard and non-standard Company-operated restaurants in 2006. On occasion, in the U.S. we may open more standard, Company-operated restaurants when we enter new markets and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the type of restaurant (standard or non-standard) and the timing of these events throughout the year.

The consolidation under FIN 46R of 88 and 82 franchise restaurants, on average, during fiscal 2006 and 2005 resulted in sales of $107.7 million and $100.5 million, respectively.

U.S. sales are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2006 reduced the value of reported sales by approximately 0.6% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $53.6 million, or 11.9%, in fiscal 2006 over 2005. Our net growth in both rental income and royalty income is driven primarily by a $36.0 million increase due to the positive average same-store sales growth over this time period and an increase of $17.6 million from the addition of a net of 162 franchise restaurants. As mentioned previously, stronger same-store sales growth was driven by our promotional calendar, new product offerings, continuous improvement in store level operations and some price increases. Price increases are typically used to offset higher costs at the restaurant level, typically for labour and food costs. As new restaurants open and average same-store sales at existing restaurants increase, both our royalty and rental income from franchisees increase because these are typically both based on a percentage of sales.

Franchise Fees. Franchise fees during fiscal 2006 increased $11.8 million, or 16.4%, from fiscal 2005. We opened 197 restaurants in 2006 as compared to 187 restaurants in 2005, with the increase in openings of ten restaurants being primarily non-standard restaurants. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings and typically have lower initial franchise fees. Also, we opened a higher number of standard restaurants in the U.S. in 2006, as compared to a higher number of standard restaurants opened in Canada in 2005. In the U.S., we have a franchise incentive program whereby franchise fee revenues are deferred until the franchise store has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of franchise fees. Resales (which were unusually high in 2006) and replacements accounted for the majority of the total increase in franchise fee revenues. Replacements refer to a closure and rebuild within a one kilometer radius and typically generates a new franchise fee.

U.S. franchise revenues are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2006 and 2005 reduced the value of reported franchise fee revenues by approximately 0.5% compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales was $941.9 million in fiscal 2006, an increase of $107.8 million, or 12.9% compared to fiscal 2005. Our cost of sales includes warehouse cost of sales, cost of sales from Company-operated restaurants, and cost of sales from franchised restaurants required to be consolidated under FIN 46R. This increase was primarily driven by an increase in warehouse cost of sales of $100.2 million, or 14.7%, during the period. Of this increase, $44.4 million was due to the increased cost of product and operating costs from frozen and some refrigerated product distribution and our dry-goods distribution from the Guelph facility, and $42.8 million resulted from an increase in the number of restaurants opened and same-store sales increases. Product mix and cost increases also contributed to increased cost of sales. These increases were partially offset by foreign exchange impacts.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix (standard or non-standard) of Company-operated restaurants. These costs increased by $4.7 million or 6.5% from $72.5 million in fiscal 2005 to $77.2 million in fiscal 2006 as a result of an increase in the number of Company-operated restaurants open, on average during the year and higher cost of products.

The consolidation of 88 and 82 franchise restaurants, on average, under FIN 46R during fiscal 2006 and 2005, respectively, resulted in cost of sales of $82.0 million and $79.2 million, respectively. Cost of sales of FIN 46R stores were impacted by store mix (e.g. size, location, type) and foreign exchange.

The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2006 over 2005 reduced the value of reported cost of sales by approximately 0.7%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased by $17.1 million in fiscal 2006 as compared to fiscal 2005, which was an increase of 10.3%. Our Canadian operations contributed the majority of the change with an increase of $13.3 million in rent expense and other property costs during the period. The increase in the number of properties being leased and then subleased to franchisees contributed $5.7 million of the Canadian increase. Canadian rent expense also increased $6.0 million due to higher percentage rents payable to third parties from certain properties resulting from increases in systemwide sales. As at December 31, 2006, there were 1,648 properties leased by us in Canada and then subleased to franchisees, compared to 1,597 such properties in 2005. Operating expenses will increase in the future as the number of properties we lease from third parties for restaurant sites grows. Systemwide sales increase, as a result of existing, and new leased properties where we pay percentage rent to third parties, will also impact future operating expenses.

Our U.S. operating expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2006 and 2005 reduced the value of operating expenses by approximately 0.8% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs increased $7.4 million, or 10.8%, from fiscal 2005, of which the majority of this increase was a result of higher non-standard restaurant openings, resales and replacements which is consistent with the increase in franchise revenues noted above. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings and typically have lower franchise fee costs.

Our U.S. franchise fee costs are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2006 and 2005 reduced the value of franchise fee costs by approximately 0.9% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. This expense category also includes expense charges from Wendy’s.

General and administrative expenses increased $4.6 million from $109.0 million in fiscal 2005 to $113.5 million in fiscal 2006. The increase is primarily attributable to higher compensation costs related to the accelerated vesting of the Wendy’s restricted stock units to our executives and other employees as a result of our spin-off from Wendy’s and the immediate vesting of restricted stock units for retirement-eligible employees. The impact of these two items increased compensation costs for restricted stock units by $7.6 million in fiscal 2006. See below for estimated future impacts of restricted stock units. Other general and administrative cost increases in 2006 included $2.3 million for a directors and officers insurance run-off policy and other spin-related costs of $0.7 million that did not occur in 2005. Offsetting these higher costs in 2006 versus 2005 were lower costs associated with our IPO of $2.8 million and 2005 expenses related to the vesting of Wendy’s stock options to our employees of $1.4 million. In 2006, shared services costs from Wendy’s were lower than 2005 allocated costs, with some offsets in salaries and benefits as we added resources to be a stand-alone public company, for a net impact of $1.9 million lower expense. As a percentage of revenues, general and administrative expenses decreased from 7.4% in 2005 to 6.8% in 2006.

In 2007, we expect typical general and administrative expense growth to be in line with operational growth. We also expect to incur additional costs associated with being a public company, including legal, accounting, stockholder costs, internal audit, information technology and other expenses as we continue to add the necessary resources required as a stand-alone public company. However, these additional costs are not expected to increase total 2007 general and administrative expense compared to 2006 expense because there were certain one-time costs incurred in 2006 which are not expected to recur in 2007.

As mentioned above, we issued restricted stock units to some of our employees beginning in fiscal 2006 and expect, subject to the discretion of our Human Resource and Compensation Committee, to issue these stock units annually. We expect to incur approximately $8.5 million to $9.5 million of compensation expense in fiscal 2007 related to the full-year impact of the issuance of those restricted stock units granted in 2006 and restricted stock units expected to be granted in 2007, if granted at the same level as 2006, including the impact of immediately expensing grants to retirement-eligible employees. For non-retirement eligible employees, restricted stock unit grants typically vest over a 30-month period. As part of our normal compensation plan, we anticipate that the 2007 grant will be in the second quarter, subject to the discretion of our Human Resource and Compensation Committee.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits and some bread products, and our TIMWEN Partnership, which acts as a landlord to most of the Canadian Tim Hortons/Wendy’s combination restaurants. In fiscal 2006, equity income was $35.2 million, an increase of $3.5 million from fiscal 2005 primarily as a result of same-store sales growth, restaurant expansion and other operational efficiencies.

Goodwill and Asset Impairments

In the fourth quarter of 2005, the Company tested goodwill for impairment and recorded impairment charges of $30.8 million in the fourth quarter of 2005. The impairment charge resulted in a writedown of the full balance of goodwill. Also, in the fourth quarter of 2005, the Company recorded pre-tax property and equipment impairment charges of $22.3 million related to two New England markets in the U.S. operating segment that were acquired in 2004. There were no equivalent charges in fiscal 2006.

Other Income and Expense

Other income and expense includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest of variable interest entities consolidated in accordance with FIN 46R. In fiscal 2006, other expense was $1.1 million. In fiscal 2005, we had other income of $7.0 million. The $8.1 million change was primarily related to a $5.1 million one-time mark-to-market gain on cross-border intercompany notes in 2005, a gain on sale of vacant land and equipment of $2.0 million in 2005, and store closure costs of $1.2 million related to the New England market, all of which did not recur in 2006.

Interest Expense (Including Affiliated Interest Expense)

Interest expense was $22.2 million in fiscal 2006 and $4.0 million in fiscal 2005. The increase of $18.2 million is primarily due to the interest expense incurred on our new third party debt. Affiliated interest expense was $7.9 million in 2006, which was $6.6 million lower than fiscal 2005 as a result of affiliate debt outstanding during 2005 and net settled in the fourth quarter of 2005 along with the US$960 million note to Wendy’s entered into at the end of the third quarter of 2005. The US$960.0 note to Wendy’s had a 3% per annum interest rate. We repaid a portion of that note and accrued interest in March 2006 with available cash and the net proceeds from $500.0 million in indebtedness we incurred under our credit facilities. We used the net proceeds from our IPO to repay the remainder of that note. The new term debt bears interest at Canadian prime or, we may elect to borrow by way of bankers’ acceptances plus an applicable margin (see “Liquidity and Capital Resources—Credit Facilities” below).

Interest Income

Interest income was $11.7 million in fiscal 2006 and $4.0 million in fiscal 2005, resulting in an increase of $7.7 million, primarily due to changes in average cash balances in part resulting from the proceeds from our IPO that remained on hand prior to it being used (i.e., higher cash on-hand balances) and higher interest rates earned on cash on-hand.

Income Taxes

Our provision for income taxes includes provisions for U.S. and Canadian taxes. Our U.S. entities will join in the filing of a consolidated U.S. tax return with Wendy’s and its other subsidiaries for the period ended September 29, 2006, the date of the spin-off. From September 30, 2006 to the end of the 2006 fiscal year, our U.S. entities will file a U.S. consolidated tax return separate from Wendy’s. Our U.S. income tax provision and related deferred income tax amounts are determined as if we filed tax returns on a stand-alone basis and are adjusted in accordance with the tax sharing agreement with Wendy’s.

The effective income tax rate in fiscal 2006 was 28.0%, compared to 30.6% in 2005. The change is primarily attributable to the favourable resolution of tax audits, and the benefit of lower taxes on non-U.S. earnings and related tax credits. We expect our effective tax rate to be approximately 34% in 2007, before the impact, if any, from adoption of FIN 48, although some volatility may be experienced between quarters in the normal course of business.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2001 and subsequent taxation years. The Internal Revenue Service is continuing its examination of the Wendy’s consolidated tax group for the years 2005 and 2006 which includes the Company up to September 29, 2006. We do not currently expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

The allocation of taxes payable between us and Wendy’s, for the Wendy’s consolidated tax return relating to the year ended December 31, 2006 (which includes us until September 29, 2006) described above, is adjusted in accordance with our tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be accounted for as additional paid-in-capital in the period in which received. Based on verbal representations from Wendy’s management, we anticipate that we will receive a payment from them when the 2006 income tax return is filed based on the terms of the tax sharing agreement. However, Wendy’s verbal representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006, upon assessment or reassessment, were to substantially change from what it has represented to us, the two parties would need to agree on whether any adjustment to the allocation of taxes payable is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration.

Comprehensive Income

In fiscal 2006, comprehensive income was $237.7 million compared to $183.8 million in fiscal 2005. The change in comprehensive income includes net income, which increased $68.5 million from fiscal 2005 and higher translation adjustment expense, net of tax, of $14.6 million. The translation adjustment includes a $13.3 million after tax loss related to a net investment hedge that was settled in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2005 and 2004.

Results of Operations

	Fiscal 2005 Compared to Fiscal 2004				Change from Prior Year
	2005	% of Revenues	2004	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$960,250	64.8%	$845,231	63.2%	$115,019	13.6%
Franchise revenues:
Rents and royalties(1)	449,791	30.3%	414,096	30.9%	35,695	8.6%
Franchise fees	71,986	4.9%	78,939	5.9%	(6,953)	(8.8)%

	521,777	35.2%	493,035	36.8%	28,742	5.8%

Total revenues	1,482,027	100.0%	1,338,266	100.0%	143,761	10.7%

Costs and expenses
Cost of sales	834,165	56.3%	741,198	55.4%	92,967	12.5%
Operating expenses	165,257	11.2%	150,029	11.2%	15,228	10.2%
Franchise fee costs	69,212	4.7%	73,422	5.5%	(4,210)	(5.7)%
General and administrative expenses	108,962	7.4%	85,744	6.4%	23,218	27.1%
Equity income	(31,758)	(2.1)%	(32,548)	(2.4)%	790	(2.4)%
Goodwill and asset impairment	53,101	3.6%	—	0%	53,101	n/m
Other (income) expense	(6,959)	(0.5)%	1,116	0.1%	(8,075)	n/m

Total costs and expenses, net	1,191,980	80.4%	1,018,961	76.1%	173,019	17.0%

Operating income	290,047	19.6%	319,305	23.9%	(29,258)	(9.2)%

Interest (expense)	(4,046)	(0.3)%	(6,911)	(0.5)%	2,865	(41.5)%
Interest income	3,985	0.3%	2,802	0.2%	1,183	42.2%
Affiliated interest (expense), net	(14,456)	(1.0)%	(9,410)	(0.7)%	(5,046)	53.6%

Income before income taxes	275,530	18.6%	305,786	22.8%	(30,256)	(9.9)%
Income taxes	84,439	5.7%	100,735	7.5%	(16,296)	(16.2)%

Net income	$191,091	12.9%	$205,051	15.3%	$(13,960)	(6.8)%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our financial statements, other than approximately 82 franchises on average in fiscal 2005 and approximately 77 franchises on average in fiscal 2004, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do however result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Fiscal Years
	2005	2004
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$3,410,583	$3,137,989
U.S. (in thousands of U.S. dollars)	$199,098	$163,359

Revenues

Sales

In fiscal 2005, sales were $960.3 million, an increase of $115.0 million, or 13.6%, over 2004. Warehouse sales increased $82.7 million, or 11.6%, driven by a $44.6 million increase due to the higher number of franchise restaurants open and higher average same-store sales. Product pricing, of which a significant portion was related to coffee, and changes in product mix contributed $47.3 million of the increase. The impact of foreign exchange and changes in sales relating to restaurants consolidated in accordance with FIN 46R partially offset these increases.

Company-operated restaurant sales were $63.5 million and $65.2 million in fiscal 2004 and 2005, respectively. The $1.7 million increase, is due to $7.3 million relating to a full year of operations for the 42 restaurants acquired in New England in the second quarter of 2004, offset by a $2.2 million decrease due to the 53rd week in 2004 and a $3.1 million decrease due to the strengthening of the Canadian dollar in 2005 relative to the U.S. dollar, which has a greater impact on sales because most of our Company-operated restaurants are in the U.S.

The consolidation under FIN 46R of 82 and 77 franchise restaurants on average during fiscal 2005 and 2004 resulted in sales of $100.5 million and $70.0 million, respectively.

U.S. sales are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2005 over 2004 reduced the value of reported sales by approximately 0.8% compared to the value that would have been reported had there been no exchange rate movement.

Sales for fiscal 2005 reflected only 52 weeks compared with 53 weeks for 2004.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $35.7 million, or 8.6%, in fiscal 2005 over 2004. Our net growth in both rental income and royalty income is driven primarily by our Canadian Segment which reflects a $6.2 million increase due to an increase in the number of franchise restaurants open and an increase of $32.8 million due to the positive average same-store sales growth in 2005. These increases are partially offset by a $6.3 million decrease due to a 53rd week in fiscal 2004. The consolidation of 82 restaurants on average during 2005 in accordance with FIN 46R reduced our rent and royalty income by $5.5 million over the same period in 2004.

Franchise Fees. Franchise fees during fiscal 2005 decreased $7.0 million, or 8.8%, from 2004, mainly due to a $2.3 million dollar decrease resulting from a shift in mix from standard to non-standard restaurants, and a $3.4 million decrease in franchise resales and renovations. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings and typically have lower initial franchise fees.

U.S. franchise revenues are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2004 and 2005 reduced the value of reported franchise revenues by approximately 0.6% compared to the value that would have been reported had there been no exchange rate movement.

Revenues for fiscal 2005 reflected only 52 weeks compared with 53 weeks for 2004.

Total Costs and Expenses

Cost of Sales

Cost of sales was $834.2 million in fiscal 2005, an increase of $93.0 million, or 12.5% compared to 2004. This increase was primarily driven by an increase in warehouse cost of sales of $70.0 million, or 11.3%, during the period of which $42.9 million resulted from an increase in warehouse sales due to increases in systemwide sales and a higher number of franchise restaurants. In addition, warehouse cost of sales were also impacted by $40.4 million in increased product costs, of which a significant portion was related to coffee, and changes in product mix. The impact of foreign exchange and changes in cost of sales relating to restaurants consolidated in accordance with FIN 46R partially offset these increases.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. These costs decreased by $1.0 million or 1.4% from $73.5 million in fiscal 2004 to $72.5 million in fiscal 2005.

The consolidation of 82 and 77 franchise restaurants, on average, under FIN 46R during fiscal 2005 and 2004, respectively, resulted in cost of sales of $79.2 million and $55.5 million, respectively.

The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2005 over 2004 reduced the value of reported cost of sales by approximately 0.9%.

Operating Expenses

Total operating expenses representing primarily rent expense and property costs increased by $15.2 million in fiscal 2005 as compared to 2004, representing an increase of 10.2%. Our Canadian operations contributed the majority of the change with an increase of $7.8 million in rent expense and other property costs during the period. The increase in the number of properties being leased and then subleased to franchisees contributed $1.6 million of the $7.8 million increase. Rent expense also increased $8.2 million due to higher percentage rents from certain properties resulting from increases in systemwide sales. These increases were partially offset by a $2.1 million decrease in expenses compared to fiscal 2004 due to a 53rd week in 2004. As at January 1, 2006 there were 2,029 properties owned or leased by us in Canada and then subleased to franchisees, compared to 1,920 such properties in 2004. Operating expenses will increase in the future as our number of restaurants grows and will be partially impacted by same-store sales increases for those properties where we pay percentage rent.

Our U.S. operating expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2004 and 2005 reduced the value of operating expenses by approximately 1.0% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs decreased $4.2 million, or 5.7%, from fiscal 2004, mainly due to a decrease of $2.9 million resulting from a shift in emphasis from standard to non-standard restaurants and a $2.4 million decrease from resales and renovations. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings and typically have lower franchise fee costs.

Our U.S. franchise fee costs are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2004 and 2005 reduced the value of franchise fee costs by approximately 1.1% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses increased $23.2 million from $85.7 million in 2004 to $109.0 million in 2005. The increase is attributable to costs associated with our IPO of $4.4 million, compensation costs related to the issuance of Wendy’s restricted stock units to our executives and certain employees of $2.5 million, compensation costs related to the accelerated vesting of Wendy’s stock options of $1.4 million and increased allocated costs from Wendy’s of $2.0 million. The remainder of the increase in general and administrative expenses relates to increased salaries and benefits, audit, legal, other professional fees and other costs related to building an infrastructure needed to be a stand-alone public company. As a percentage of revenues, general and administrative expenses increased from 6.4% to 7.4%.

Equity Income

Equity income relates to income from equity investments in joint ventures and other minority investments. In fiscal 2005, equity income was $31.8 million, down $0.8 million from 2004.

Goodwill and Asset Impairments

The Company tested goodwill for impairment and recorded impairment charges of $30.8 million in the fourth quarter of 2005. The impairment charge results in the elimination of the full balance of goodwill attributable to our 2004 New England acquisition. In the fourth quarter of 2005, the Company recorded property and equipment impairment pre-tax charges of $22.3 million related to two New England markets in the U.S. operating segment that were acquired in 2004 as part of the New England acquisition. There were no equivalent charges in fiscal 2004.

Other Income and Expense

In fiscal 2005, other income of $7.0 million related to a $5.1 million one-time mark-to-market gain on cross-border intercompany notes, a gain on sale of vacant land and other assets of $1.8 million and $1.2 million related to restaurant closure costs in our New England market, offset by other foreign exchange losses.

Interest Expense (Including Affiliated Interest Expense)

Interest expense including affiliated interest expense was $18.5 million in fiscal 2005 and $16.3 million in 2004. The increase of $2.2 million is primarily due to $5.0 million higher affiliated interest expense, of which approximately $6.2 million relates to a net increase in average indebtedness between us and Wendy’s and approximately $1.1 million decrease relates to a change in foreign exchange rates, offset by higher capitalized interest relating to our new distribution centre in Guelph, Ontario.

Interest Income

Interest income was $4.0 million in fiscal 2005 and $2.8 million in 2004, primarily relating to changes in average cash balances.

Income Taxes

The effective income tax rate in fiscal 2005 was 30.6%, compared to 32.9% in 2004. The change was primarily attributable to the favourable taxation of currency transactions and the change in geographical mix of pretax income, which was partially offset by non-deductible costs related to our IPO.

Comprehensive Income

In fiscal 2005, comprehensive income was $183.8 million compared to $178.9 million in 2004. The change in comprehensive income includes net income, which decreased $14.0 million from 2004, lower translation adjustment, net of tax, of $16.8 million and a $2.1 million higher unrealized gain on cash flow hedges, net of tax.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has self-funded our operations, growth in new restaurants, capital expenditures, and acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash, and we expect this trend to continue in 2007. The proceeds from our credit facilities, described below, along with our IPO proceeds, were used to repay indebtedness to Wendy’s, including the US$960.0 million note, described below. Our Canadian and U.S. revolving credit facilities provide an additional source of liquidity. Our primary liquidity and capital requirements are for new store construction and general corporate needs. Historically, our working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years operating cash flows have fully funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. We anticipate that new restaurant development will continue in the range of 180 to 200 stores annually. In fiscal 2007 we expect to open 120 to 140 new restaurants in Canada and 60 to 80 new restaurants in the U.S.; however, future escalations of real estate and/or construction or labour costs could slow this growth if economics become unfeasible. We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next 12 months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow incremental funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by covenants under our credit facilities, as described below under “Credit Facilities.” Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, they could result in a weaker capital structure and it might be possible that we would not be able to borrow on acceptable terms. Our ability to issue additional equity is constrained for some time because our issuance of additional shares is a factor that could be considered relevant to a determination related to the Wendy’s spin-off transaction under Section 355 of the Internal Revenue Code and, under the tax sharing agreement, we would be required to indemnify Wendy’s against the taxes payable if our issuance of shares resulted in a gain being recognized.

In the third quarter of 2005, we distributed a note denominated in U.S. dollars to Wendy’s in the principal amount of US$960.0 million ($1.1 billion), which bore interest at an annual rate of 3.0% and was due on demand. In early March 2006, we paid Wendy’s approximately US$12.7 million of accrued interest, and US$427.4 million of principal with proceeds from the $300.0 million term loan component of our credit facilities and $200.0 million bridge loan facility and available cash. The net proceeds of our IPO were used to repay the remaining portion of the US$960.0 million note to Wendy’s in April 2006. We further used the remaining IPO proceeds and available cash from operations to repay the $200.0 million bridge loan, which resulted in a termination of the facility.

In August 2006, our Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million, not to exceed 5% of outstanding shares of common stock at the time of the approval. We commenced repurchasing stock in late 2006, after all required regulatory approvals were obtained. In 2006, we repurchased approximately 1.9 million shares of common stock under this program at an average cost of $33.66 per share for a total cost of $65.0 million. These repurchases represented approximately one-third of the total stock repurchase program. In addition, in 2006, our Board of Directors approved two quarterly dividends of $0.07 cents per share for total dividend payments of $27.0 million.

In 2006, we established an employee benefit trust. This trust holds shares of our common stock that will be used to satisfy our obligation to settle restricted stock units granted to certain Canadian employees. The trust purchased 266,295 shares of our common stock on the open market for a total cost of $9.2 million. We intend to continue to use this trust to settle future restricted stock unit grants to certain eligible Canadian employees. Restricted stock unit obligations to U.S. employees and directors will likely be settled with treasury shares or by the issuance of authorized, but previously unissued shares of our common stock.

In the fourth quarter of 2005, intercompany notes and trade balances between us and Wendy’s, including those arising in connection with Wendy’s cash management activities for the Company prior to October 1, 2006, in the net amount of $52.9 million were settled with the net amount resulting in a dividend in kind of $52.9 million to Wendy’s.

Total borrowings, as well as cash and cash equivalents, as presented in our 2005 and prior historical consolidated financial statements are not representative of the debt or cash and cash equivalents that have followed our separation from Wendy’s. Historically, Wendy’s centrally managed its capital structure in order to optimize its costs of funding and financial flexibility at the corporate level. Consequently, the debt being carried in our 2005 and prior historical financial statements does not necessarily reflect our debt capacity and financing requirements.

Credit Facilities

On February 28, 2006, we entered into unsecured credit facility agreements (referred to herein as our “credit facilities”), which are guaranteed by us and certain of our other subsidiaries and which may be drawn by us or one of our principal subsidiaries. Our credit facilities entered into on such date consisted of the following:

•	A five-year senior bank facility (referred to herein as the “senior bank facility”) that consists of:

•	a $300.0 million term loan facility;

•	a $200.0 million Canadian revolving credit facility (which includes $15.0 million overdraft availability); and

•	a US$100.0 million U.S. revolving credit facility; and

•	A $200.0 million fourteen-month bridge loan facility (referred to herein as the “bridge loan facility”).

As of December 31, 2006, only the $300.0 million term debt remained outstanding as the bridge loan facility was repaid and the revolvers were undrawn, except as noted below.

The senior bank facility, consisting of the term loan and two revolvers, matures on February 28, 2011. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, we may elect to borrow by way of bankers’ acceptances (or loans equivalent thereto) plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, require the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio.

The consolidated maximum debt coverage ratio must not exceed 3.50 in respect of the first fiscal quarter ending after February 28, 2006, and 2.50 thereafter and is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business (as amended on April 24, 2006 – see discussion below). Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market liability under swap agreements and guarantee liabilities. The Company was in compliance with these ratios as at December 31, 2006.

The minimum fixed charge coverage ratio must be no less than 2.25 in respect of the first fiscal quarter ending after February 28, 2006, and 2.75 thereafter. It is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges (as amended on April 24, 2006 – see discussion below). Consolidated fixed charges includes interest and rent expense. The Company was in compliance with this covenant as at December 31, 2006.

On April 24, 2006, effective February 28, 2006, we entered into an amendment of our senior bank facility. The amendment corrected a drafting error in the original agreement by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which we were permitted to repay certain intercompany debt. These corrected terms reflected the terms that had been agreed to by the parties prior to the effective date of the original agreement. No additional changes were made, and the required lender approval was obtained for the amendment with no additional fees incurred other than drafting expenses for the amendment.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $4.1 million being used on the facilities to support standby letters of credit, and are available for general corporate purposes. The Canadian revolving credit facility replaced the previous $25.0 million revolving facility except for approximately $0.8 million remaining being used to support standby letters of credit. These letters of credit will remain in place until expiration. We incur commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at December 31, 2006 equalled 0.125% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, we may elect to borrow by way of bankers’ acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

On February 28, 2006, we entered into an unsecured non-revolving $200.0 million bridge loan facility with two financial institutions which would have matured on April 28, 2007. The bridge loan facility interest rate was at bankers’ acceptances plus a margin. The bridge loan facility was repaid in full on May 3, 2006, and the bridge facility credit agreement terminated at this time as a result of the voluntary prepayment.

In connection with the term loan facility, we entered into a $100.0 million dollar interest rate swap on March 1, 2006 with two financial institutions to help manage our exposure to interest rate volatility (see Item 7A – Interest Rate Risk).

The senior bank facility contains certain covenants that will limit our ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; and restrict dividends or enter into certain restrictive agreements.

Events of default under the credit facilities include, among other things: a default in the payment of the obligations under the credit facilities; a breach of any representation, warranty or covenant by us or certain of our subsidiaries under the credit facilities; certain events of bankruptcy, insolvency or liquidation involving us or certain of our subsidiaries; any payment default or acceleration of indebtedness of us or certain of our subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $25.0 million; and a change of control, except the Wendy’s distribution of our shares was excluded as a change in control under the facility.

We will use the borrowings under the revolving portions, if drawn, of the senior bank facility for general corporate purposes, including potential acquisitions.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities was $259.4 million in fiscal 2006 as compared to $378.0 million in 2005. Operating cash flows in fiscal 2006 declined by $118.6 million due primarily to timing differences in working capital driven by tax payments, interest payments, intercompany payments to Wendy’s and the cash settlement of outstanding hedges. Tax payments in connection with the resolution of Canadian tax audits and interest payments, excluding amounts paid to Wendy’s, which were higher by $45.1 million and $8.3 million, respectively. In addition, in fiscal 2006, we paid $31.9 million to settle certain hedging arrangements entered into in the third and fourth quarters of 2005. Other factors contributing to lower cash generated from operations was lower net receipts from Wendy’s of $58.9 million, as well as differences in working capital relating to growth in accounts receivable, commensurate with the growth in the business, payments of accrued taxes discussed above, and inventory. Inventory has increased, in part, as a result of the addition of frozen distribution from our Guelph facility. Partially offsetting these operating cash flow declines, was net income, net of amortization and depreciation expense and goodwill and asset impairment, which was higher in fiscal 2006 compared to 2005. Cash flow from operations was $400.6 million in fiscal 2004.

Investing Activities. Net cash used in investing activities in fiscal 2006 was $180.4 million as compared to $244.7 million in fiscal 2005, a decrease of $64.3 million, of which $31.2 million relates to lower capital expenditures in 2006 relating to our Guelph distribution facilities and $21.9 million related to loan repayments to Wendy’s in 2005. Net cash used in investing activities was $357.0 million in 2004.

Capital expenditures is typically the largest ongoing component of our investing activities and includes expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. A summary of capital expenditures for fiscal 2006, 2005 and 2004 is as follows:

	Fiscal Years
	2006	2005	2004
	(in millions)
Capital expenditures
New restaurants	$116.0	$128.8	$132.5
Store replacements and renovations	35.2	27.4	25.7
Guelph Distribution Centre	15.3	46.6	15.4
Other capital needs	13.5	15.8	24.2

Total capital expenditures	$180.0	$218.6	$197.8

In fiscal 2006, capital expenditures were $180.0 million for new restaurant development, remodelling, maintenance, the completion of the Guelph facility, technology initiatives and other capital needs. Our capital spending in fiscal 2006 was lower than the last several years due primarily to lower capital spending relating to our Guleph facility which was substantially completed in 2005. The Guelph facility commenced operations in the first quarter of 2006. The total investment in the new facility was $77.3 million, of which approximately 19.8% was spent in fiscal 2006, 60.3% was spent in fiscal 2005, and 19.9% was spent in fiscal 2004. We expect fiscal 2007 capital expenditures to be between $200.0 million and $240.0 million for new restaurant development, remodelling, maintenance, technology initiatives and other capital needs. We anticipate future capital needs related to our normal business activities will be funded through ongoing operations. In fiscal 2006, 2005, and 2004 new restaurant capital expenditures were $58.6 million, $79.1 million, and $68.9 million in Canada, respectively, and $57.4 million, $49.7 million, and $63.6 million in the U.S., respectively.

Other significant items impacting our investing cash flows included net loans made to Wendy’s of $21.9 million in fiscal 2005, $129.5 million of net loans to Wendy’s in fiscal 2004, the $60.9 million acquisition of 42 restaurants in New England in fiscal 2004 and the 2004 maturity of short-term investments of $31.9 million compared to no similar investment maturities in 2005 or 2006.

Financing Activities. Financing activities used cash of $58.2 million in fiscal 2006. Our IPO generated cash of $903.8 million and share issuance costs used cash of $61.9 million. Our credit facilities and other debt provided cash of $501.3 million in fiscal 2006. Repayments to Wendy’s of the US$960.0 million note payable, and the repayment of our bridge loan facility and other debt, used cash of $1.1 billion and $206.8 million in fiscal 2006. We repurchased $65.0 million of shares of our common stock in 2006 and purchased $9.2 million of shares that are held in trust for the purposes of settling the majority of our current restricted stock unit obligations to certain Canadian employees. We paid $27.0 million in dividends to our stockholders in 2006 (see “Liquidity and Capital Resources—Overview” above).

Financing activities used cash of $78.4 million in fiscal 2005 and provided cash of $0.5 million in fiscal 2004. In fiscal 2005, long-term borrowing repayments to Wendy’s were $77.4 million.

Since 1995 until our IPO on March 29, 2006, we were a wholly owned subsidiary of Wendy’s. Accordingly, we did not seek significant external financing as we received funding in various forms from Wendy’s. Wendy’s primarily used a worldwide centralized approach to cash management and the financing of operations. Types of transactions between us and Wendy’s included: (i) transfers of cash from our U.S. operations to Wendy’s bank account on a regular basis; (ii) net cash borrowings from Wendy’s used to fund U.S. operations, capital expenditures and acquisitions, and for other purposes; (iii) payment of related party dividends and interest to Wendy’s on a regular basis generated from our Canadian operations; and (iv) allocations of corporate expenses.

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2006 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 - 5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities(1)	$14,290	$31,135	$320,323	$26,632	$392,380
Advertising fund restricted debt, including interest and current maturities	10,271	18,265	6,818	—	35,354
Capital leases	9,557	15,947	13,600	41,738	80,842
Operating leases	59,862	117,841	95,069	395,483	668,255
Purchase obligations	283,082	8,039	2,599	—	293,720

Total contractual obligations	$377,062	$191,227	$438,409	$463,853	$1,470,551

As of December 31, 2006
(in thousands)
Other Commercial Commitments
Franchisee lease and loan guarantees	$895
Letters of credit	4,895

Total other commercial commitments	$5,790

(1)	Future interest payments on term debt have been calculated at the year-end quarterly interest rate plus spread set on December 1, 2006.

As of December 31, 2006, we have guaranteed certain leases and debt payments of franchisees amounting to $0.9 million. In the event of default by a franchisee, we generally retain the right to acquire possession of the related restaurants. We are also the guarantor on $4.9 million in letters of credit with various parties; however, we do not expect any significant loss to result from these instruments because we do not believe performance will be required. Effective January 1, 2003, we adopted FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

At December 31, 2006, our reserves for doubtful receivables and possible losses on notes receivable totalled $2.0 million. These reserves are included in accounts receivable.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of December 31, 2006 and January 1, 2006 as that term is described by the SEC.

Financial Definitions

Sales

Primarily includes sales of products, supplies and restaurant equipment (except for initial equipment packages sold to franchisees as part of the establishment of their restaurant’s business—see “Franchise Fees”)

that are shipped directly from our warehouses or by third party distributors to the restaurants, which we refer to as warehouse or distribution sales. Sales include canned coffee sales through the grocery channel. Sales also include sales from Company-operated restaurants and sales from approximately 80 to 100 franchise restaurants on average, that are consolidated in accordance with FIN 46R.

Rents and Royalties

Includes franchisee royalties and rental revenues.

Franchise Fees

Includes the sales revenue from initial equipment packages, less fees for various costs and expenses related to establishing a franchisee’s business.

Cost of Sales

Includes costs associated with our distribution warehouses, including cost of goods, direct labour, and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper, and labour costs for Company-operated restaurants and approximately 80 to 100 franchise restaurants on average that are consolidated in accordance with FIN 46R.

Operating Expenses

Includes rent expense related to properties leased to franchisees and other property-related costs (including depreciation).

Franchise Fee Costs

Includes costs of equipment sold to franchisees as part of the initiation of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

General and Administrative Expenses

Includes costs that cannot be directly related to generating revenue, including expenses associated with our corporate and administrative functions, allocation of expenses related to corporate functions and services historically provided to us by Wendy’s and depreciation of office equipment, the majority of our information technology systems, and head office real estate.

Equity Income

Includes income from equity investments in joint ventures and other minority investments over which we exercise significant influence. Equity income from these investments is considered to be an integrated part of our business operations and is, therefore, included in operating income. Income amounts are shown as reductions to total costs and expenses.

Goodwill and Asset Impairment

Represents non-cash charges relating to the impairment of goodwill and other long-lived assets.

Other Income and Expense

Includes expenses (income) that are not directly derived from our primary businesses. Expenses include restaurant closure costs, currency adjustments, real estate sales, minority interest related to the consolidation of franchised restaurants pursuant to FIN 46R, and other asset write-offs.

Comprehensive Income

Represents the change in our net assets during the reporting period from transactions and other events and circumstances from non-owner sources. It includes net income and other comprehensive income such as foreign currency translation adjustments and the impact of cash flow hedges.

The Application of Critical Accounting Policies

We describe our significant accounting policies, including our critical accounting policies, in Note 1 of our audited historical consolidated financial statements. Critical accounting policies are those that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: the estimation of the collectibility of royalty and other franchise related revenue, legal obligations, income taxes, insurance liabilities, various other commitments and contingencies, valuations used when assessing potential impairment of goodwill, other intangibles, gift certificate breakage, and property and equipment including the estimation of the useful lives of property and equipment and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates it assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

In the normal course of business, we must make continuing estimates of potential future legal obligations and liabilities, which also requires the use of management’s judgment on the outcome of various issues. We may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

Basis of Presentation

Our 2005 and 2004 consolidated financial statements have been derived from the consolidated financial statements and accounting records of Wendy’s, principally from statements and records representing the Tim Hortons business segment. Our Consolidated Statements of Operations also include expense allocations for certain corporate functions historically provided to us by Wendy’s, including general corporate expenses related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives, including stock option compensation arrangements. The allocations are primarily based on specific identification and the relative percentage of our revenues and headcount to the respective total Wendy’s costs. These allocations are reflected in general and administrative expenses in our Consolidated Statements of Operations. We and Wendy’s considered these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company. Actual costs that may have been incurred if we had been a stand-alone public company in fiscal 2005 and 2004 would depend on a number of factors, including our chosen organizational structure, what functions were outsourced or performed by our employees and strategic decisions made in areas such as information technology systems and infrastructure. However, we currently do not believe the difference between the cost allocations from Wendy’s for the costs mentioned above and the costs we would have incurred on a stand-alone basis would have a material impact on our Consolidated Statements of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows for fiscal 2005 and 2004.

In fiscal 2006, we received charges from Wendy’s based on the terms of the shared services agreement. These charges are consistent with the basis of charges received in fiscal 2005 and 2004 and reflected our increasing independence from Wendy’s over the course of 2006 leading up to our separation from Wendy’s on September 29, 2006 as we started to build the necessary infrastructure to be a stand-alone, public company. In fiscal 2007, we will continue to receive information technology services from Wendy’s, at a commensurate charge to previous years for these services, for the period in which these services are provided to us (see “Our Relationship with Wendy’s” above).

Affiliated interest expense, net, in the Consolidated Statements of Operations reflected interest costs related to specific net borrowings by us, in the form of promissory notes, from Wendy’s. No amount is included in affiliated interest expense, net for other amounts owed to Wendy’s by us which were not in the form of a promissory note and for which no interest rate was specified. Also, Wendy’s did not allocate a portion of its external debt interest cost to us. As a result, interest expense recorded by us does not reflect the expense we would have incurred as a stand-alone company. We and one of our subsidiaries entered into new credit facilities which are guaranteed by us and certain of our other subsidiaries (see “Liquidity and Capital Resources—Credit Facilities” above).

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the note payable to Wendy’s in 2006 resulted in a change in the functional currency of Tim Hortons Inc. from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows are now in Canadian dollars, in accordance with Statement of Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or Euros. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the reporting currency is the Canadian dollar.

The discussion below should be read in conjunction with our historical consolidated financial statements and the notes thereto for a full understanding of our financial position and results of operations.

Revenue Recognition

Revenue at Company-operated restaurants is recognized upon tender of payment at the time of sale. We operate warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee.

Rents and royalties are generally based upon a percentage of monthly sales and recognized as income on the accrual basis. Franchise fee revenues are generally recognized when the related services have been performed and when the related franchise restaurant has commenced operations.

We provide for estimated losses for revenues that are not likely to be collected. Although we generally enjoy a good relationship with our franchisees, and collection rates are currently high, if average sales or the financial health of our franchisees were to deteriorate, we might have to increase reserves against collection of franchise revenues.

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109 – Accounting for Income Taxes. We record both Canadian and U.S. income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred income tax asset or liability is determined for each temporary difference based on the tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year end. As a subsidiary of Wendy’s, we were not a separate taxable entity for U.S. federal and certain state income tax purposes prior to September 29, 2006. Consequently, Wendy’s included our results of operations in its combined U.S. federal and state income tax returns for the period until our separation from Wendy’s on September 29, 2006. Our U.S. tax provision is computed on a separate return basis.

Property and Equipment

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives:

Depreciation Periods (1)

Buildings and leasehold improvements	Up to 40 years or lease term (2)
Restaurant and other equipment	Up to 10 years
Capital leases	Lesser of useful life and lease term (2)
Computer hardware and software	Up to 10 years
Advertising fund property and equipment	Up to 10 years
Other	Up to 10 years
Construction-in-progress	Reclassified to above categories when put in use

(1)

We estimate useful lives on buildings and equipment based on historical data and industry trends. We monitor our capitalization and amortization policies to ensure they remain appropriate. Lives may be related to legal or contractual lives or must be estimated by management based on specific circumstances.

(2)	Lease term as defined in SFAS No. 13 – Accounting for Leases, as amended.

Impairment of Long-lived Assets

Long-lived assets are grouped into operating markets and tested for impairment whenever an event or circumstance occurs that indicates an impairment may exist. We test for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. If impairment is indicated, the fair value of the property and equipment is estimated using the discounted cash flows of the market or third party appraisals. The interest rate used in preparing discounted cash flows is management’s estimate of the weighted average cost of capital. Long-lived assets were reviewed and tested for impairment, where applicable, as of year end 2006 and it was concluded that there was no impairment. In fiscal 2005, the Company concluded that the property and equipment related to two New England markets related to the 2004 New England acquisition, were impaired and recorded a $22.3 million impairment charge.

Goodwill

Goodwill resulted primarily from our acquisition of 42 restaurants in New England in 2004. Goodwill is not subject to amortization. We test goodwill for impairment annually in the fourth quarter (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting segment, as measured by discounted cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. We have determined our reporting segments to be Canada and U.S., of which each reporting segment constitutes a business and has discrete financial information available that is regularly reviewed by management. One of the most significant assumptions is the projection of future sales. We review our assumptions each time goodwill is tested for impairment and make appropriate adjustments, if any, based on facts and circumstances available at that time. We tested for goodwill impairment as of year end 2005, and concluded that goodwill related to the U.S. reporting segment was impaired. In 2005, the Company recorded an impairment charge of $30.8 million for the full value of the goodwill. As at December 31, 2006, and January 1, 2006, the Company has no goodwill.

Gift Certificates

We recognize revenues from product sales paid for by gift certificates when the gift certificate is redeemed by the customer at our corporate stores. In addition, we recognize income on unredeemed gift certificates when we can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions (“gift certificate breakage”). We have determined the gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined, it is recognized over a seven-year time period, representing the estimated life of the gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2006. No amounts were recognized in 2005 or 2004.

Reserve Contingencies for Litigation and Other Matters

In the normal course of business, we must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process; however, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

Variable Interest Entities

We adopted FIN 46R in 2004. We enter into flexible lease arrangements with certain franchisees who are not required to invest a significant amount of equity. Because the legal entity within which such a franchise operates is considered to not be adequately capitalized, that entity is considered a variable interest entity (“VIE”). Based on our review of the financial statements received from these franchisees, our mathematical projections indicate we are the primary beneficiary of these VIEs and, accordingly, we have consolidated 100 and 94 franchise restaurants, or approximately 3.4% and 3.3% of our total franchise restaurants, at year end 2006 and 2005, respectively. The related minority interest is not considered material and is classified in other (income) expense, net on the Consolidated Statement of Operations and other long-term liabilities on the Consolidated Balance Sheets.

We have no equity interest in any of our franchisees and have no “off-balance sheet” exposures relative to any of our franchisees. None of our assets serves as collateral for the consolidated franchisees, and creditors of these franchisees have no recourse to us. The only exposure to us related to these VIEs relates to the collection of amounts due to us, which are collected weekly and which were recorded net of uncollectible amounts in our Consolidated Financial Statements prior to the adoption of FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or us with 30 days notice, further reducing our potential exposure.

Franchise VIEs for which we are determined to be the primary beneficiary have an inconsequential impact on our reported consolidated net income. The impact of consolidating these VIEs to our Consolidated Balance Sheets is also not significant. There is a small percentage of franchise restaurants considered to be VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with this small percentage of franchise restaurants is also not material.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 – Accounting for Income Taxes. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of adopting FIN 48 in the first quarter of fiscal 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Inflation

Consolidated financial statements determined on an historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for our business: inventories approximate current market prices, there is some ability to adjust prices, and liabilities are repaid with dollars of reduced purchasing power.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar. The impact of foreign exchange rates on our Consolidated Statements of Operations has predominantly been related to the consolidation of our U.S. operations. The ongoing operational exposure to U.S. dollar exchange rates on our cash flows includes purchases by Canadian operations in U.S. dollars primarily for the purpose of purchasing green coffee and coffee related products. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $100.0 million and $150.0 million for fiscal 2006 and 2005, respectively.

We seek to manage significant cash flows and net income exposures related to exchange rate changes between these two currencies. We may use derivative products to reduce the risk of a significant impact on our cash flows or net income. Forward currency contracts are entered into as cash flow hedges to reduce some of the risk related to imports paid for by the Canadian operations in U.S. dollars. Forward currency contracts that are cash flow hedges have been entered into in the past for certain Canadian dollar intercompany payments ultimately transferred to U.S. entities as part of Wendy’s centralized approach to cash management. We may do similar transactions in the future. In addition, historically, we hedged Wendy’s investment in its Canadian subsidiaries. We do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. We have a policy forbidding speculating in foreign currency. By their nature, derivative financial instruments involve risk including the credit risk of non-performance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. To minimize this risk, except in certain circumstances, we limit the notional amount per counterparty to a maximum of $100.0 million. See “Commodity Risk”.

Forward currency contracts to sell Canadian dollars and buy US$28.1 million and US$22.4 million were outstanding as of December 31, 2006 and January 1, 2006, respectively, to hedge purchases from third parties. The contracts outstanding at December 31, 2006 and January 1, 2006 mature or matured at various dates through July 2007 and April 2006. The fair value unrealized gain on these forward contracts was $1.6 million as of December 31, 2006 and unrealized loss was $0.7 million as of January 1, 2006.

In 2005, we entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income, rather than in the Consolidated Statements of Operations, in accordance with SFAS No. 52 – Foreign Currency Translation. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, we received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($14.9 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts in 2006.

In 2005, we entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million as of January 1, 2006. On the maturity dates of April 10 to 13, 2006, we received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The cumulative fair value realized loss on these contracts was $13.3 million, net of taxes of $3.7 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss). No amounts related to these net investment hedges impacted earnings.

At the current level of annual operating income generated from our U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by $0.05, or 4.0%, compared to the average 2006 exchange rate for the entire year, the annual impact on our net income and annual cash flows would not be material.

Interest Rate Risk

Prior to February 2006, we had insignificant external borrowings. We are exposed to interest rate risk because our borrowings of $300.0 million bear a floating rate of interest, which is partially offset by cash that is primarily invested in floating rate instruments. We will seek to manage our net exposure to interest rate risk and our net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions. Accordingly, we entered into an interest rate swap for $100.0 million of our $300.0 million term loan facility to convert a portion of the variable rate debt from floating rate to fixed rate. We will not enter into speculative swaps or other speculative financial contracts. If interest rates change by 100 basis points, which would be an approximate 20% increase in our applicable rate in effect at year-end 2006, the impact on our annual net income which would be reduced due to our variable rate investments, would not be material.

Commodity Risk

We purchase certain products in the normal course of business, the prices of which are affected by commodity prices. Therefore, we are exposed to some price volatility related to weather and various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques include setting fixed prices with suppliers, setting in advance the price for products to be delivered in the future and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a minimum of six months, and typically hedge against the risk of foreign exchange at the same time. We do not generally make use of financial instruments to hedge commodity prices, partly because of these contract pricing techniques. While price volatility can occur, which would impact profit margins, we have some ability to increase selling prices to offset a rise in commodity prices subject to consumer acceptance.

Item 8.	Financial Statements and Supplementary Data

Management’s Statement of Responsibility for Financial Statements

Management is responsible for preparation of the consolidated financial statements and other related financial information included in this annual report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, incorporating management’s reasonable estimates and judgments, where applicable.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands of Canadian dollars, except per share data)

	Years ended December 31, 2006 January 1, 2006 and January 2, 2005
	2006	2005	2004
Revenues
Sales	$1,072,405	$960,250	$845,231
Franchise revenues
Rents and royalties	503,375	449,791	414,096
Franchise fees	83,769	71,986	78,939

	587,144	521,777	493,035

Total revenues	1,659,549	1,482,027	1,338,266

Costs and expenses
Cost of sales	941,947	834,165	741,198
Operating expenses	182,332	165,257	150,029
Franchise fee costs	76,658	69,212	73,422
General and administrative expenses (note 3 and note 17)	113,530	108,962	85,744
Equity income (note 11)	(35,236)	(31,758)	(32,548)
Goodwill and asset impairment (note 9 and note 10)	—	53,101	—
Other (income) expense, net	1,102	(6,959)	1,116

Total costs and expenses, net	1,280,333	1,191,980	1,018,961

Operating income	379,216	290,047	319,305

Interest expense	(22,253)	(4,046)	(6,911)
Interest income	11,671	3,985	2,802
Affiliated interest expense, net	(7,876)	(14,456)	(9,410)

Income before income taxes	360,758	275,530	305,786
Income taxes (note 6)	101,162	84,439	100,735

Net income	$259,596	$191,091	$205,051

Basic and diluted earnings per share of common stock (note 2)	$1.40	$1.19	$1.28

Weighted average number of shares of common stock outstanding – Basic (in thousands) (note 2)	185,153	159,953	159,953

Weighted average number of shares of common stock outstanding – Diluted (in thousands) (note 2)	185,401	159,953	159,953

Dividend per share of common stock (post initial public offering)	$0.14	$—	$—

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of Canadian dollars)

	December 31, 2006 and January 1, 2006
	2006	2005
Assets
Current assets
Cash and cash equivalents	$176,083	$186,182
Accounts receivable, net (note 4)	110,403	85,695
Notes receivable, net (note 5)	14,248	11,545
Deferred income taxes (note 6)	6,759	4,273
Inventories and other, net (note 7)	53,888	39,322
Advertising fund restricted assets (note 8)	25,513	17,055

Total current assets	386,894	344,072
Property and equipment, net (note 9)	1,164,536	1,061,646
Notes receivable, net (note 5)	16,504	15,042
Deferred income taxes (note 6)	23,579	17,913
Intangible assets, net (note 10)	3,683	4,221
Equity investments (note 11)	139,671	141,257
Other assets	10,120	12,712

Total assets	$1,744,987	$1,596,863

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$115,570	$110,086
Accrued expenses
Salaries and wages	18,927	15,033
Taxes	27,103	62,952
Other	66,262	61,944
Deferred income taxes (note 6)	—	349
Advertising fund restricted liabilities (note 8 and note 12)	41,809	34,571
Amounts payable to Wendy’s (note 22)	—	10,585
Notes payable to Wendy’s (note 22)	—	1,116,288
Current portion of long-term obligations	5,518	7,985

Total current liabilities	275,189	1,419,793

Long-term obligations
Term debt (note 12)	325,590	21,254
Advertising fund restricted debt (note 8 and note 12)	23,337	22,064
Capital leases (note 14)	44,774	44,652

Total long-term obligations	393,701	87,970

Deferred income taxes (note 6)	17,879	15,159
Other long-term liabilities	39,814	34,563
Commitments and contingencies (note 15)

Stockholders’ equity
Common stock, (US$0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 and 159,952,977 shares, respectively (note 16)	289	239
Capital in excess of par value	918,043	81,249
Treasury stock, at cost: 1,930,244 and nil shares, respectively (note 16)	(64,971)	—
Common stock held in trust, at cost: 266,295 and nil shares, respectively, (note 16)	(9,171)	—
Retained earnings	248,980	16,430
Accumulated other comprehensive expense:
Cumulative translation adjustments and other	(74,766)	(52,911)

	1,018,404	45,007
Unearned compensation – restricted stock (note 17)	—	(5,629)

Total stockholders’ equity	1,018,404	39,378

Total liabilities and stockholders’ equity	$1,744,987	$1,596,863

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of Canadian dollars)

	Years ended December 31, 2006, January 1, 2006 and January 2, 2005
	2006	2005	2004
Cash flows from operating activities
Net income	$259,596	$191,091	$205,051
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	72,695	71,999	69,008
Goodwill and asset impairment	—	53,101	—
Equity-based compensation expense	10,068	4,031	—
Equity income, net of dividends	3,330	6,115	(19,248)
Deferred income taxes	(6,365)	(18,391)	2,049
Changes in operating assets and liabilities
Accounts and notes receivable	(24,212)	(4,806)	18,262
Inventories and other	(10,905)	(4,172)	(8,734)
Accounts payable and accrued expenses	(24,271)	23,373	40,464
Amounts receivable from (payable to) Wendy’s	(10,650)	48,228	86,388
Settlement of hedges	(31,919)	—	—
Increase (decrease) in other assets	—	—	483
Other, net	22,062	7,469	6,848

Net cash provided by operating activities	259,429	378,038	400,571

Cash flows from investing activities
Capital expenditures	(180,049)	(218,607)	(197,810)
Acquisition of New England restaurants	—	—	(60,874)
Principal payments on notes receivable	5,770	4,432	7,770
Investments in joint ventures and other investments	1,049	(957)	(1,982)
Short-term investments	—	—	31,924
Loans to Wendy’s, net	—	(21,910)	(129,518)
Other investing activities	(7,219)	(7,699)	(6,465)

Net cash used in investing activities	(180,449)	(244,741)	(356,955)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	501,263	3,192	2,812
Proceeds from share issuance	903,825	—	—
Share issuance costs	(61,918)	—	—
Purchase of common stock for settlement of restricted stock units	(5,489)	—	—
Purchase of treasury stock	(64,971)	—	—
Purchase of common stock held in trust	(9,171)	—	—
Dividend payments (post initial public offering)	(27,046)	—	—
Long-term borrowings from Wendy’s	—	—	54,377
Repayment of borrowings from Wendy’s	(1,087,968)	(77,448)	(52,552)
Principal payments on other long-term debt obligations	(206,750)	(4,148)	(4,130)

Net cash provided by (used in) financing activities	(58,225)	(78,404)	507

Effect of exchange rate changes on cash	(30,854)	1,988	(973)

Increase (decrease) in cash and cash equivalents	(10,099)	56,881	43,150
Cash and cash equivalents at beginning of year	186,182	129,301	86,151

Cash and cash equivalents at end of year	$176,083	$186,182	$129,301

See supplemental cash flow information (Note 21)

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands of Canadian dollars)

	Years ended December 31, 2006, January 1, 2006 and January 2, 2005
	2006	2005	2004
Common stock
Balance at beginning of year	$239	$239	$239
Issuance of common stock	50	—	—

Balance at end of year	$289	$239	$239

Common stock in excess of par value
Balance at beginning of year	$81,249	$233,468	$233,468
Issuance of common stock	903,775	—	—
Share issuance costs	(61,918)	—	—
Restricted stock awards (note 17)	484	8,273	—
Unearned compensation – restricted stock (note 17)	(5,547)	—	—
Distribution-in-kind to Wendy’s	—	(160,492)	—

Balance at end of year	$918,043	$81,249	$233,468

Treasury stock
Balance at beginning of year	$—	$—	$—
Purchased during the year	(64,971)	—	—

Balance at end of year	$(64,971)	$—	$—

Common stock held in trust
Balance at beginning of year	$—	$—	$—
Purchased during the year	(9,171)	—	—

Balance at end of year	$(9,171)	$—	$—

Retained earnings
Balance at beginning of year	$16,430	$833,626	$628,575
Net income	259,596	191,091	205,051
Dividends (post initial public offering)	(27,046)	—	—
Dividend-in-kind to Wendy’s	—	(1,008,287)	—

Balance at end of year	$248,980	$16,430	$833,626

Accumulated other comprehensive expense	$(74,766)	$(52,911)	$(45,644)

Unearned compensation—restricted stock (note 17)	$—	$(5,629)	$—

	$1,018,404	$39,378	$1,021,689

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – Number of Shares of Common Stock

(in thousands of shares of common stock)

	Years ended December 31, 2006, January 1, 2006 and January 2, 2005
	2006	2005	2004
Common stock
Balance at beginning of year	159,953	159,953	159,953
Issued during the year	33,350	—	—

Balance at end of year	193,303	159,953	159,953

Treasury stock
Balance at beginning of year	—	—	—
Purchased during the year	(1,930)	—	—

Balance at end of year	(1,930)	—	—

Common stock held in trust
Balance at beginning of year	—	—	—
Purchased during the year	(266)	—	—

Balance at end of year	(266)	—	—

Common stock issued and outstanding	191,107	159,953	159,953

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands of Canadian dollars)

	Years ended December 31, 2006, January 1, 2006 and January 2, 2005
	2006	2005	2004
Net income	$259,596	$191,091	$205,051

Other comprehensive income (expense)
Translation adjustments (net of tax 2006: $3,738, 2005: $3,715 and 2004: $nil)	(23,619)	(9,067)	(25,860)
Cash flow hedges:
Net change in fair value of derivatives (net of tax 2006: $88, 2005: $nil and 2004: $nil)	(7,266)	(3,770)	(2,695)
Amounts realized in earnings during the year (net of tax 2006: $8, 2005: $nil and 2004: $nil)	9,030	5,570	2,415

Total cash flow hedges	1,764	1,800	(280)

Comprehensive income	$237,741	$183,824	$178,911

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a Delaware corporation (together with its subsidiaries referred to herein as the “Company”) and, prior to March 29, 2006, was a wholly owned subsidiary of Wendy’s International, Inc. (together with its subsidiaries referred to herein as “Wendy’s”).

The Company’s principal business is the operation, development and franchising of quick-service restaurants that serve high-quality food including hot and cold coffee, baked goods, sandwiches and soups. As of December 31, 2006, the Company and its franchisees operated 2,711 restaurants in Canada (98.7% franchised) and 336 restaurants in the United States (“U.S.”) (81.8% franchised) under the name “Tim Hortons.” Since the Company’s founding in 1964, it has been committed to building a close relationship with its franchisees, which has helped generate customer loyalty and build Tim Hortons® into one of the most widely recognized consumer brands in Canada.

On March 29, 2006, the Company completed its initial public offering (“IPO”) of 33,350,000 shares of common stock, representing 17.25% of the common stock outstanding. On September 29, 2006, Wendy’s disposed of its remaining 82.75% interest in the Company, by a special pro-rated dividend distribution of the Company’s stock to Wendy’s shareholders of record on September 15, 2006, and as a result, since September 30, 2006, the Company’s shares have been widely held.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The 2006, 2005 and 2004 fiscal years consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

Basis of presentation and principles of consolidation

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the US$960.0 million note payable to Wendy’s in 2006 resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows are now in Canadian dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation (“SFAS No. 52”). The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is either the Canadian dollar, the U.S. dollar or Euros. The majority of the Company’s operations, restaurants and cash flows are based in Canada and the Company is primarily managed in Canadian dollars. As a result, the reporting currency is the Canadian dollar. The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America.

The Consolidated Financial Statements include the results and balances of the Company, its wholly owned subsidiaries and certain franchisees consolidated according to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”) Investments in unconsolidated affiliates over which the Company exercises significant influence but is not the primary beneficiary and does not have control are accounted for

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

using the equity method. The Company’s share of the net income or loss of these unconsolidated affiliates is included in equity income, which is included as part of operating income since investees are operating ventures closely integrated in the Company’s business operations (see Note 11).

Since the Company operated as a segment of Wendy’s and was not a stand-alone company prior to 2006, the historical Consolidated Financial Statements have been derived from the consolidated financial statements and accounting records of Wendy’s, principally representing the Hortons Segment in the Wendy’s financial statements, using the historical results of operations, and historical basis of assets and liabilities of the business. Management believes the assumptions underlying the Consolidated Financial Statements are reasonable; however, the historical Consolidated Financial Statements included herein may not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Amounts due to and receivable from Wendy’s, including related party debt, are shown separately on the Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated upon consolidation (see Note 8).

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: the estimation of the collectibility of royalty and other franchise related revenue, legal obligations, income taxes, insurance liabilities, various other commitments and contingencies, valuations used when assessing potential impairment of goodwill, other intangibles, gift certificate breakage, and property and equipment including the estimation of the useful lives of property and equipment and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which also requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required (see Note 15).

Cash and cash equivalents

The Company considers short-term investments which are highly liquid and original maturities of three months or less as cash equivalents. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these investments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist primarily of restaurant food items, new equipment and parts and paper supplies.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Property and equipment

The Company carries its property and equipment at cost, and it is depreciated and amortized using the straight-line method in amounts adequate to amortize these costs over the following estimated useful lives:

Building and leasehold improvements	Up to 40 years or lease term(1)
Restaurant and other equipment	Up to 10 years
Capital leases	Lesser of useful life and lease term(1)
Computer hardware and software	Up to 10 years
Advertising fund property and equipment	Up to 10 years
Other	Up to 10 years
Construction in progress	Reclassified to above categories when put in use

(1)	Lease term as defined in SFAS No. 13 – Accounting for Leases (“SFAS No. 13”), as amended.

Interest and other costs associated with the construction of new restaurants are capitalized. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. Gains and losses on the disposition of property and equipment are classified in other (income) expense, net.

Advertising fund property and equipment includes certain assets purchased or leased by the advertising fund. Due to their long-term nature, these assets have been included in property and equipment on the Consolidated Balance Sheets rather than advertising fund restricted assets, which are classified as current assets. See Note 12 for a description of secured debt amounts associated with the purchase of certain of these assets and Note 8 for a general description of the Company’s advertising funds.

Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in SFAS No. 13, as amended, including certain option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent incurred during the construction period is expensed. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. No individual lease is material to the Company.

When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. For example, such an economic penalty would exist if the Company were to choose not to exercise an option on leased land upon which the Company had constructed a restaurant and, as a result, the Company would lose the ability to use the restaurant.

In the case of property that is leased or subleased by the Company to franchisees, minimum lease receipts are recorded as rent revenue on a straight-line basis. Contingent rent revenue is generally based on a percentage of franchisee restaurant sales and is recorded as earned.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Goodwill and other intangibles

Goodwill is the excess of the cost of an acquired entity over the fair value of acquired identifiable net assets. The Company tests goodwill for impairment using a fair value approach at the reporting unit level which the Company has determined to be Canada and the U.S. Each reporting unit constitutes a business and has discrete financial information available which is regularly reviewed by management. The Company tests goodwill for impairment at least annually by comparing the reporting unit fair value, using discounted cash flows, to the carrying value to determine if there is an indication that a potential impairment may exist. As at December 31, 2006 and January 1, 2006, the Company has no goodwill.

Intangibles, separate from goodwill, are amortized on a straight-line basis over periods of up to 12 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances. The Company tests intangible assets for impairment whenever events or circumstances indicate that an impairment may exist (see Note 10).

Gift certificates

The Company recognizes revenues from product sales paid for by gift certificates when the gift certificate is redeemed by the customer. In addition, the Company recognizes income on unredeemed gift certificates when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions (“gift certificate breakage”). The Company determines gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2006. No amounts were recognized in 2005 or 2004.

Accounts payable and accrued expenses

The carrying amount of accounts payable and accrued expenses approximates fair value due to their short-term nature to maturity.

Included within other accrued expenses are $39.3 million and $29.0 million related to outstanding gift certificates at December 31, 2006 and January 1, 2006, respectively.

Revenue recognition

The Company operates warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to its extensive franchise system. Revenues from distribution sales are recorded when the product is delivered to the franchisee or, in certain cases, when the product is delivered to a third party distributor. Revenues from Company-operated restaurants is recognized upon tender of payment at the time of sale. Rents and royalty revenues are recognized in the month earned and are normally collected within the month or shortly thereafter. Franchise fees are collected at the time of sale of the franchise. The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees) does not involve significant estimates and assumptions. See also discussion of “Franchise operations” below for further information regarding franchise revenues.

Franchise operations

The Company’s Tim Hortons® restaurants are predominantly franchised. The Company grants franchise or license agreements to independent operators who in turn pay franchise fees and other payments, which may include

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

payments for equipment, royalties and, in most cases, rents for each restaurant opened. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and the majority of the payment is received from the franchisee. Royalties, based on a percent of monthly sales, are recognized as income on the accrual basis.

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides short-term financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 130 weeks from the date of opening, and the franchisee has the right to finance the initial franchise fee over a period of up to 104 weeks from the opening of the restaurant. The revenues on the sale of such restaurants is recognized over a period of up to 104 weeks or when the franchise reaches certain sustained sales levels.

The Company has established reserves, based on net realizable value, related to the collection of franchise royalties and other franchise-related receivables and commitments (see Notes 4 and 5).

The Company generally controls, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located and leases the real estate to its franchisees. Rental income is recorded on the accrual basis. Most leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Rental income included in rents and royalties from franchisees is presented in Note 14 below.

Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing and marketing from Company personnel. These franchise expenses are included in franchise fee costs. Revenues from the sale of equipment related to establishing a franchisee’s business are included in franchise fees. Franchisees may receive other financial assistance relating to lower rents and royalties and certain other operating costs for restaurants in new and developing markets.

The following progression outlines the Company’s franchised locations and system activity for each of the years 2004 through 2006:

	2006	2005	2004
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of year	2,790	2,623	2,470
Franchises opened	184	184	178
Franchises closed	(30)	(22)	(26)
Net transfers within the franchised system	8	5	1

Franchise restaurants in operation – end of year	2,952	2,790	2,623
Company-operated restaurants	95	95	98

Total systemwide restaurants	3,047	2,885	2,721

Cost of sales related to Company-operated restaurant sales, excluding cost of sales from restaurants consolidated under FIN 46R were $77.2 million, $72.5 million, and $73.5 for the years ended 2006, 2005 and 2004, respectively.

Variable interest entities

The Company enters into flexible lease arrangements with certain franchisees who are not required to invest a significant amount of equity. Because the legal entity within which such a franchise operates is considered not

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”). Based on management’s review of the financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by FIN 46R, of these VIEs. Accordingly, the Company has consolidated 100 and 94 franchise restaurants, or approximately 3.4% and 3.3% of the Company’s total franchise restaurants and systemwide restaurants, at year end 2006 and 2005, respectively. The related minority interest is inconsequential and is classified in other (income) expense, net on the Consolidated Statements of Operations and other long-term liabilities on the Consolidated Balance Sheets.

Franchisee VIEs for which the Company is determined to be the primary beneficiary have an inconsequential impact on consolidated net income reported by the Company. The impact of consolidating these VIEs to the Company’s Consolidated Balance Sheet is also not significant. There is a small percentage of franchise restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchise restaurants is also inconsequential.

The Company has no equity interest in any of its franchisees. None of the Company’s assets serves as collateral for the consolidated franchisees, and creditors of these franchisees have no recourse to the Company. The only exposure to the Company in connection with these VIEs relates to the collection of amounts due to the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s Consolidated Financial Statements prior to the adoption of FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

Advertising costs

Advertising costs are expensed as incurred with the exception of media development costs, which are expensed beginning in the month that the advertisement is first communicated (see Note 8).

Foreign currency translation and other accumulated comprehensive income

The functional currency of some of the Company’s U.S. subsidiaries is the United States dollar. For such entities, the assets and liabilities are translated at the year end Canadian dollar exchange rates, and the U.S. revenues and expenses are translated at average Canadian dollar exchange rates for the period. Resulting translation adjustments are recorded as a component of stockholders’ equity and in other comprehensive income (expense).

Assets and liabilities denominated in a currency other than the functional currency of the legal entity are translated at the period-end exchange rate, and any currency adjustment is recorded in other (income) expense in the Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Components of accumulated other comprehensive income (expense) as at December 31, 2006 and January 1, 2006 included:

	2006	2005
	(in thousands)
Translation adjustments (losses), net of tax	$(75,822)	$(52,203)
Cash flow hedges, net of tax	1,056	(708)

	$(74,766)	$(52,911)

Total translation adjustments included in accumulated other comprehensive expense at December 31, 2006 and January 1, 2006 were $(23.6) million and $(9.1) million, respectively. Total transaction gains (losses) included in other (income) expense, net, were $0.4 million, $6.8 million, and $1.4 million for 2006, 2005, and 2004, respectively.

Derivative instruments

SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, requires companies to recognize all derivatives as either assets or liabilities at fair value on the consolidated balance sheets. SFAS No. 133 also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations. This designation is based on the exposure being hedged. The Company has a policy forbidding speculative trading in foreign currency.

The counterparties to any derivative instruments entered into consist of a multiple of financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at December 31, 2006 or January 1, 2006.

Cash flow hedges: The Company’s exposure to foreign exchange risk is related to fluctuations between the Canadian dollar and the U.S. dollar. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. Derivative fair values used by the Company are based on quoted market prices.

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company may enter into include, but are not limited to: (i) interest rate swaps that effectively convert a portion of floating rate debt to fixed rate debt and are designed to reduce the impact of interest rate changes on future interest expense; and (ii) forward foreign exchange contracts that are entered into to fix the price of U.S. dollar denominated future purchases.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The Company discontinues hedge accounting: (i) when it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) when it is probable that the forecasted transaction will not occur; or (iv) when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Hedges of net investments in foreign operations: The Company may use forward foreign exchange contracts to hedge its exposure to foreign currency volatility in connection with investments in certain foreign subsidiaries. The realized and unrealized fair value of these hedges are included in stockholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries, which are also recorded in accumulated other comprehensive income. If the derivative is no longer considered effective in offsetting changes in the value of the hedged item, or if management determines that designation of the derivative as a hedge instrument is no longer appropriate, the fair value of these hedges are included in the income statement in other (income) expense.

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in other (income) expense. The Company has not entered into any fair value hedges in 2006, 2005, or 2004.

Income taxes

As prescribed in SFAS No. 109 – Accounting for Income Taxes, the Company uses the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared with tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statements of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to stockholders’ equity are netted with such items. Changes in future income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. A valuation allowance is established to reduce deferred income tax assets to the amount more likely than not to be realized. In addition, the Consolidated Statements of Operations contain items that are non-taxable or non-deductible for income tax purposes and, accordingly, cause the income tax provision to be different from what it would be if based on statutory rates.

Historical cash flow presentation

The Company classifies cash flows with Wendy’s based on the nature of the underlying transaction. Investing activities were classified based on executed agreements entered into by the Company with Wendy’s. Financing activities related to capital transactions or executed Company borrowings from Wendy’s. Operating activities relate to amounts that arise in the normal course of business.

NOTE 2 NET INCOME PER SHARE OF COMMON STOCK

Basic earnings per share of common stock are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock, as prescribed in SFAS No. 128 – Earnings Per Share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per share of common stock are shown below:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands, except per share data)
Net income for computation of basic and diluted earnings per share of common stock	$259,596	$191,091	$205,051

Weighted average shares outstanding for computation of basic earnings per common share	185,153	159,953	159,953
Dilutive restricted stock	248	—	—

Weighted average shares outstanding for computation of diluted earnings per share of common stock	185,401	159,953	159,953

Basic earnings per share of common stock	$1.40	$1.19	$1.28

Diluted earnings per share of common stock	$1.40	$1.19	$1.28

NOTE 3 CHARGES FROM WENDY’S

General corporate expense allocations represent costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives (including compensation expense related to restricted stock units) that Wendy’s had historically provided to the Company. For the fiscal years ended January 1, 2006 and January 2, 2005, the allocations were primarily based on specific identification and the relative percentage of the Company’s revenues and headcount to the respective total of Wendy’s costs. For the fiscal year ended December 31, 2006, expense allocations from Wendy’s were based on the amounts determined in accordance with the shared services agreement entered into on March 29, 2006 at the completion of the IPO. All of these allocations are reflected in general and administrative expenses in the Company’s Consolidated Statements of Operations.

The expense allocations under the shared services agreement, charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan (“Wendy’s Plan”) and expenses relating to the Wendy’s stock options (see Note 17) are summarized below:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands)
Expense allocations under the shared services agreement	$10,062	$15,370	$13,341
Wendy’s restricted stock unit expense for Company employees	6,053	2,516	—
Wendy’s stock option expense	—	1,386	—

	$16,115	$19,272	$13,341

Consistent with the terms of the shared services agreement, the charges in 2006 were reduced as the Company gained increased independence from Wendy’s, and, therefore required a decreased level of services from Wendy’s.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company considered these general corporate expense allocations in prior years to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company. Actual costs which might have been incurred if the Company had been a stand-alone public company in fiscal 2005 and 2004 would depend on a number of factors, including how the Company chose to organize itself, what if any functions were outsourced or performed by Company employees and strategic decisions made in areas such as information technology systems and infrastructure. However, the Company currently does not believe the difference between the cost allocations from Wendy’s and the costs the Company would have incurred on a stand-alone basis would have a material impact on the Company’s Statements of Operations, Balance Sheets or Statements of Cash flows for 2005 and 2004.

Interest expense

Affiliated interest expense, net, in the Consolidated Statements of Operations reflects interest costs related to specific net borrowings by the Company, in the form of promissory notes, from Wendy’s. Notes receivable from and payable to Wendy’s are presented separately on the Company’s Consolidated Balance Sheets. No amount is included in affiliated interest expense, net for other amounts receivable from and payable to Wendy’s which were not in the form of a promissory note and for which no interest rate was specified. Also, Wendy’s did not allocate a portion of its external debt interest cost to the Company. As a result, net interest expense recorded by the Company in 2005 and 2004 did not reflect the expense the Company would have incurred as a stand-alone company.

Amounts receivable from and payable to Wendy’s

Wendy’s primarily used a worldwide centralized approach to cash management and the financing of its operations with all related activity between the Company and Wendy’s reflected as amounts receivable from Wendy’s and notes payable to and receivable from Wendy’s in the Company’s 2005 Consolidated Balance Sheet. Types of transactions between the Company and Wendy’s prior to the separation from Wendy’s on September 29, 2006, included: (i) cash from the Company’s U.S. operations which are transferred to Wendy’s bank account on a regular basis; (ii) net cash borrowings from Wendy’s used to fund U.S. operations, capital expenditures, acquisitions and for other purposes; (iii) payment of related party dividends and interest to Wendy’s on a regular basis; (iv) allocations of corporate expenses identified above; and, (v) the intercompany tax allocation for consolidated tax reporting purposes.

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $1.5 million at December 31, 2006 (January 1, 2006 $1.6 million). Uncollectible amounts for notes receivable, both principal and interest, are provided for as those amounts are identified and were $0.5 million and $0.4 million at December 31, 2006 and January 1, 2006, respectively (see Note 5). The carrying amount of the accounts receivable outstanding approximates fair value due to the short-term nature of these balances.

NOTE 5 NOTES RECEIVABLE

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides short-term financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 130 weeks from the date of opening, and the franchisee has the right to finance the initial franchise fee over a period of up to 104 weeks from the opening of the restaurant.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Notes receivable arise primarily from the financing of such arrangements under the franchise incentive program and from past due franchisee obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of 104 weeks. The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. The carrying amount of notes receivable outstanding approximate fair value.

	2006	2005
	(in thousands)
Notes receivable, net, short-term	$14,248	$11,545
Notes receivable, net, long-term	16,504	15,042

	$30,752	$26,587

NOTE 6 INCOME TAXES

The Company’s U.S. income tax provision and related deferred income tax amounts are determined as if the Company filed tax returns on a stand-alone basis. The Company’s U.S. entities will be included in the filing of a consolidated U.S. tax return with Wendy’s and its other U.S. subsidiaries up to September 29, 2006. The Company’s U.S. entities will file a separate consolidated U.S. tax return for the period from September 30, 2006 to December 31, 2006. The provision for income taxes in each of the last three fiscal years consisted of the following:

	2006	2005	2004
	(in thousands)
Current
U.S. federal	$(3,322)	$(6,000)	$(6,482)
U.S. state and local	1,700	1,387	266
Canadian	107,981	107,443	104,902

	106,359	102,830	98,686

Deferred
U.S. federal	(1,517)	(16,809)	1,642
U.S. state and local	1,355	(2,227)	247
Canadian	(5,035)	645	160

	(5,197)	(18,391)	2,049

	$101,162	$84,439	$100,735

The provision for Canadian taxes includes withholding taxes. Income before income taxes for Canadian operations was $334.4 million, $288.1 million and $265.4 million, for the years ended 2006, 2005, and 2004, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The tax-effected temporary differences which give rise to deferred tax assets and liabilities at each year end consisted of the following:

	2006	2005
	(in thousands)
Deferred tax assets
Foreign tax credit carry-forwards	$75,709	$38,489
Lease transactions	34,830	34,625
Property and equipment basis differences	4,563	4,488
Intangible assets basis differences	8,620	8,616
Benefit plans	1,460	176
Reserves not currently deductible	2,686	1,795
Deferred income	3,622	2,963
Loss carry-forwards	3,680	1,891
All other	5,417	3,659

	140,587	96,702
Valuation allowance	(80,138)	(40,380)

	$60,449	$56,322

	2006	2005
	(in thousands)
Deferred tax liabilities
Lease transactions	$21,491	$24,158
Property and equipment basis differences	21,835	15,587
Intangible assets basis differences	1,065	1,412
Unremitted earnings – foreign operations	2,379	5,998
All other	1,220	2,489

	$47,990	$49,644

A deferred tax asset has been established for foreign tax credit carry-forwards. The credits expire in 2010 through 2016. A valuation allowance in the amount of $75.7 million has been established as a result of management’s determination that it is more likely than not that these foreign tax credit carry-forwards will not be realized.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective tax rate for each year is shown below:

	2006	2005	2004
	(in thousands)
Income taxes at statutory rate	$126,265	$96,436	$107,059
Taxes on non-U.S. earnings, net of related tax credits	(12,657)	(10,656)	(6,964)
Resolution of tax audits	(11,400)	—	—
State and local taxes, net of federal benefit	1,105	(458)	352
Other	(2,151)	(883)	288

Income taxes at effective rate	$101,162	$84,439	$100,735

Effective tax rate	28.0%	30.6%	32.9%

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The rate decrease in 2006 from 2005 was primarily attributable to the favourable resolution of tax audits, and the benefit of lower taxes on non-U.S. earnings and related tax credits. The rate decrease in 2005 from 2004 was attributable to the favourable taxation of currency transactions and the change in geographical mix of pre-tax income.

The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2001 and subsequent taxation years. The Internal Revenue Service is continuing its examination for the Wendy’s consolidated tax group for the years 2005 and 2006 which included the Company up to September 29, 2006. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued and will be accounted for in the period received.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $49.0 million at December 31, 2006. The Company has provided deferred taxes at December 31, 2006 on $66 million of unremitted earnings, which are not considered to be indefinitely reinvested. The additional taxes payable on earnings considered indefinitely reinvested would approximate $2.5 million, consisting primarily of additional foreign withholding taxes.

The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes the Company until September 29, 2006) described above, is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be accounted for as additional paid-in-capital in the period in which received. Based on verbal representations from Wendy’s management, it is anticipated that the Company will receive a payment from Wendy’s when the 2006 income tax return is filed based on the terms of the tax sharing agreement. However, Wendy’s verbal representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006, upon assessment or reassessment, were to substantially change from what has been represented to the Company, the two parties would need to agree on whether any adjustment to the allocation of taxes payable is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration.

NOTE 7 INVENTORIES AND OTHER

Inventories and other include the following for the 2006 and 2005 fiscal years:

	2006	2005
	(in thousands)
Inventories – finished goods	$43,953	$31,718
Inventory obsolescence provision	(2,713)	(1,791)

Inventories, net	41,240	29,927
Prepaids and other	12,648	9,395

Total inventories and other	$53,888	$39,322

NOTE 8 ADVERTISING FUNDS AND COSTS

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 – Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an in substance agent with regard to these contributions. The assets held by these advertising funds are considered restricted. These current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Consolidated Balance Sheets. In addition, at December 31, 2006 and January 1, 2006, property and equipment, net, included $39.6 million and $39.5 million, respectively, of advertising fund property and equipment.

Contributions to the advertising funds are required to be made from both Company-operated and franchise restaurants and are based on a percentage of restaurant retail sales. These contributions are used for local, regional and national advertising programs. The Company may collect up to 4.0% of restaurant sales from franchisees and Company-operated restaurants for contribution to the advertising funds. The following table summarizes actual contribution rates to the advertising funds for franchise and Company-operated restaurants:

	Advertising Fund Contribution Rate as of Year-end
	2006	2005	2004
Canada	3.5%	3.5%	3.5%
U.S.	4.0%	4.0%	4.0%

Company contributions to its various advertising funds totalled $3.1 million, $4.7 million and $3.8 million in 2006, 2005 and 2004, respectively. The total amount spent by the advertising funds in 2006, 2005 and 2004 amounted to $150.1 million, $135.4 million and $119.1 million, respectively.

Total advertising expense of the Company, including amounts contributed to all of the advertising funds, local advertising costs and other marketing and advertising expenses, amounted to $4.6 million, $5.4 million and $5.8 million for 2006, 2005 and 2004, respectively.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment, at cost, net of impairment charges, at 2006 and 2005 fiscal year ends consisted of the following:

	2006	2005
	(in thousands)
Land	$217,665	$201,241
Buildings and leasehold improvements	952,301	800,849
Restaurant and other equipment	113,016	98,081
Capital leases	87,470	87,063
Computer hardware and software	68,084	51,044
Advertising fund property and equipment	49,942	42,139
Other	75,220	56,576
Construction-in-progress	26,485	87,566

	1,590,183	1,424,559
Less: Accumulated depreciation and amortization	(425,647)	(362,913)

	$1,164,536	$1,061,646

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company capitalizes certain internally developed software costs, which are amortized over a period of up to ten years. At December 31, 2006 and January 1, 2006, the capitalized software development balances, which includes both internally developed costs and external costs, were $15.2 million and $14.4 million, respectively.

The Company added $11.9 million of additional capital leased assets in 2006 (2005: $9.2 million).

In 2005, the Company recorded property and equipment impairment pre-tax charges of $22.3 million related to two New England markets in the U.S. operating segment that were acquired in 2004 as part of the New England acquisition. These markets were underperforming despite various strategies employed to improve performance. The fair value of these assets was determined based on the estimated realizable value of the property and equipment which was based on third party appraisals of the assets. The 2005 pre-tax charge is included in goodwill and asset impairment on the Consolidated Statements of Operations to the Consolidated Financial Statements.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents the intangible assets as of December 31, 2006 and January 1, 2006:

	2006	2005
	(in thousands)
Persona
Gross carrying amount	$6,455	$6,455
Accumulated amortization	(2,772)	(2,234)

Net carrying amount	$3,683	$4,221

Persona represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of twelve years ending in 2013.

Total intangibles amortization expense was $0.5 million and $1.6 million for the years ended December 31, 2006 and January 1, 2006, respectively. The estimated annual intangibles amortization expense for 2007 through 2013 is approximately $0.5 million.

Under SFAS No. 142 – Goodwill and Other Intangible Assets, goodwill must be tested for impairment annually or in earlier interim periods if events indicate possible impairment. In 2005, the Company tested goodwill for impairment and recorded impairment charges of $30.8 million. The Company determined the amount of the charge based on an estimate of the fair market value of the reporting unit based on historical performance and discounted cash flow projections. Lower than anticipated sales levels was the primary consideration in the determination that the recorded goodwill value was impaired. All goodwill was related to the U.S. operating segment. The impairment charges in 2005 fully eliminated the balance of goodwill.

NOTE 11 EQUITY INVESTMENTS

Combined summarized financial information for the Company’s investments accounted for using the equity method is shown below. These investments almost exclusively are in operating ventures closely integrated into the Company’s operations, such as the joint venture investments described below and in Note 22 below. These amounts are in aggregate at 100.0% levels. The net income amounts shown below include income tax expense

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

(benefit) of $10.5 million, $9.9 million, and $8.3 million for 2006, 2005, and 2004, respectively. The Company’s ownership percentage of these income tax amounts are included as part of equity income shown on the Consolidated Statements of Operations.

	2006	2005	2004
	(in thousands)
Income Statement Information
Revenues	$197,273	$204,360	$198,726
Expenses attributable to revenues	$(101,759)	$(109,564)	$(100,959)
Net Income	$71,985	$71,002	$74,194

	2006	2005
	(in thousands)
Balance Sheet Information
Current assets	$89,227	$78,890
Non-current assets	$251,808	$275,835
Current liabilities	$22,592	$19,211
Non-current liabilities	$20,161	$16,667

The Company’s two most significant equity investments are its 50% owned joint venture with IAWS Group plc (supplies the Company’s restaurants with certain pre-baked products) and its 50% owned joint venture with Wendy’s (jointly develops real estate underlying Canadian combination restaurants) (see Note 22).

NOTE 12 TERM DEBT

Prior to March 2006, the Company was a wholly owned subsidiary of Wendy’s. Accordingly, the Company did not historically seek significant external financing as its cash requirements were funded primarily by Wendy’s.

On February 28, 2006, the Company entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that consisted of a $300.0 million Canadian term loan facility; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability and $25.0 million letter of credit facility); and a US$100.0 million U.S. revolving credit facility (which includes a US$10.0 million letter of credit facility) (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, the Company may elect to borrow by way of bankers’ acceptances (or loans equivalent thereto) plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, requires the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these ratios as at December 31, 2006.

On April 24, 2006, effective February 28, 2006, the Company entered into an amendment of its senior bank facility with a syndicate of Canadian and U.S. financial institutions. The amendment corrected a drafting error in the original agreement by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Tim Hortons Inc. was permitted to repay certain intercompany debt. These corrected terms reflected the terms that had been agreed to by the parties prior to the effective date of the original

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

agreement. No additional changes were made, and the required lender approval was obtained for the amendment with no additional fees incurred other than drafting expenses for the amendment.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $4.1 million being used on the facilities to support standby letters of credit, and are available for general corporate purposes. The Canadian revolving credit facility replaced the previous $25.0 million revolving facility except for approximately $0.8 million being used to support standby letters of credit. These original letters of credit will remain in place until expiration. The Company incurs commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at December 31, 2006 equalled 0.125% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, the Company may elect to borrow by way of bankers’ acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

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

In connection with the term loan facility, the Company entered into a $100.0 million dollar interest rate swap on March 1, 2006 with two financial institutions to help manage its exposure to interest rate volatility. The interest rate swap is recorded at fair value and is further described in Note 13 below.

On February 28, 2006, the Company entered into an unsecured non-revolving $200.0 million bridge loan facility with two financial institutions which would have matured on April 28, 2007. The bridge loan facility interest rate was at bankers’ acceptance plus a margin. The bridge loan facility was repaid in full on May 3, 2006, and the Bridge Facility Credit Agreement was terminated at this time as a result of the voluntary prepayment.

In connection with the senior bank facility, the Company incurred a total of $1.5 million in financing costs, which are being deferred and amortized (or expensed upon early repayment) over the terms of each facility to which the costs relate. In connection with the bridge loan facility, the Company incurred $0.3 million of deferred financing costs which were expensed on repayment, reducing the amount of the deferred financing costs remaining on the balance sheet.

The Company’s total debt at December 31, 2006 and January 1, 2006 was $326.1 million and $21.7 million, respectively, which includes $25.1 million and $20.7 million at December 31, 2006 and January 1, 2006, respectively, of debt recorded in accordance with EITF 97-10 – The Effect of Lessee Involvement in Asset Construction. Under EITF 97-10, the Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company helped to construct some of the structural elements of those restaurants. Accordingly, the Company has included the restaurant construction costs for these restaurants in property and equipment and recorded the lessor’s contributions to the construction costs for these certain restaurants as debt. The average imputed interest rate for the debt recorded in accordance with EITF 97-10 is approximately 16%. The Company’s weighted average effective interest rate on debt at December 31, 2006 is 6.3% (January 1, 2006 – 3.5%). In addition to debt recorded in accordance with EITF 97-10 the senior bank facility, and, for 2005 the note payable to Wendy’s, the Company had debt at December 31, 2006 and January 1, 2006 of $1.0 million and $1.0 million, respectively. Based on cash flows and market interest rates, the estimated fair value of the Company’s recorded debt, was approximately $347 million and $40 million at December 31, 2006 and January 1, 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Future maturities for the Company’s recorded debt, at December 31, 2006 are shown below.

(in thousands)
2007	$486
2008	529
2009	594
2010	625
2011	300,883
Later years	22,959

Total	326,076
Current portion	(486)

$325,590

Advertising fund restricted long-term, debt of $32.1 million, including current amounts in the advertising restricted liability of $8.8 million, was primarily incurred by the Canadian advertising fund for the purchase of certain property and equipment. The collateralized debt bears interest at 5.4% and is due in installments through 2011 as follows: 2007: $8.8 million; 2008: $9.2 million; 2009: $7.5 million; 2010: $6.6 million; and 2011: $nil. The estimated fair value of the advertising fund’s restricted long-term debt approximates book value. See also Note 1 for a general description of the related assets and Note 8 for a description of the Company’s advertising funds.

NOTE 13 FINANCIAL INSTRUMENTS

The Company’s exposure to foreign exchange risk is related to fluctuations between the Canadian dollar and the U.S. dollar. Prior to our IPO, foreign currency risks related primarily to commodity and other imports paid for by the Canadian operations in U.S. dollars and for certain Canadian dollar intercompany payments ultimately transferred to U.S. entities as part of Wendy’s centralized approach to cash management.

The ongoing operational exposure to U.S. dollar exchange rates on the Company’s cash flows primarily includes purchases paid for by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $100.0 million and $150.0 million for fiscal 2006 and 2005, respectively. Forward currency contracts to sell Canadian dollars and buy US$28.1 million and US$22.4 million were outstanding as of December 31, 2006 and January 1, 2006, respectively, to hedge purchases from third parties and intercompany payments. The contracts outstanding at December 31, 2006 and January 1, 2006 mature or matured at various dates through July 2007 and April 2006, respectively. The fair value unrealized gain on these forward contracts was $1.6 million as of December 31, 2006 and unrealized loss was $0.7 million as of January 1, 2006.

In 2005, the Company entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income, rather than in the Consolidated Statements of Operations, in accordance with SFAS No. 52. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, the Company received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($14.9 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95 – Statement of Cash Flows (SFAS No. 95”), the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows as the cash flows

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts.

In 2005, the Company entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133, these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million as of January 1, 2006. On the maturity dates of April 10 to 13, 2006, the Company received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95, the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The cumulative fair value realized loss on these contracts was $13.3 million, net of taxes of $3.7 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss). No amounts related to these net investment hedges impacted earnings.

In connection with the term loan facility, the Company entered into a $100.0 million interest rate swap with two financial institutions on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixes the interest rate on one-third of the $300.0 million term loan facility, but the rate remains subject to variation if the applicable margin under the credit facilities increases or decreases. As at December 31, 2006, the interest rate on the fixed debt was 5.05%. The swap matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133. Tim Hortons Inc. and certain of its subsidiaries provided guarantees in connection with this transaction. The fair value unrealized loss on this contract as of December 31, 2006 was $0.8 million, net of taxes of $0.3 million.

NOTE 14 LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2044 (except for one lease that expires in 2086). Terms of land and building leases are generally equal to the initial lease period of 10 to 20 years while land only lease terms can extend longer. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

Assets leased under capital leases, and included in property and equipment, excluding leasehold improvements, consisted of the following:

	2006	2005
	(in thousands)
Buildings	$81,725	$82,142
Other	5,745	4,920
Accumulated depreciation	(27,513)	(27,106)

Balance as of December 31, 2006	$59,957	$59,956

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At December 31, 2006, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

	Capital Leases	Operating Leases
	(in thousands)
2007	$9,557	$59,862
2008	8,325	58,734
2009	7,622	59,107
2010	6,812	50,398
2011	6,788	44,671
Later years	41,738	395,483

Total minimum lease payments	80,842	$668,255

Amount representing interest	(31,024)

Present value of net minimum lease payments	49,818
Current portion	(5,044)

	$44,774

Total minimum lease payments have not been reduced by minimum sublease rentals of $53 million under capital leases, and $453 million under operating leases due in the future under non-cancellable subleases.

Rent expense consists of rentals for premises and equipment leases. Rent expense for each year is included in operating expenses and amounted to:

	2006	2005	2004
	(in thousands)
Minimum rents	$63,929	$58,249	$52,859
Contingent rents	54,942	47,772	42,820

	$118,871	$106,021	$95,679

Included in contingent rents are expenses with the Company’s 50-50 joint venture with Wendy’s for the years ended 2006, 2005, and 2004 of $21.5 million, $19.8 million, and $18.7 million, respectively.

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to the related franchise owners. Most leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lease terms are generally ten years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance, and property taxes.

At each year end, Company assets included in property and equipment leased under operating leases, including leasehold improvements under operating and capital leases, consisted of the following:

	2006	2005
	(in thousands)
Land	$183,286	$165,113
Buildings and leasehold improvements	868,793	774,406
Restaurant equipment	65,395	57,594

	1,117,474	997,113
Accumulated depreciation	(292,596)	(249,381)

	$824,878	$747,732

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At December 31, 2006, future minimum lease receipts were as follows:

Operating Leases
(in thousands)
2006	$171,223
2007	156,419
2008	140,023
2009	120,551
2010	96,093
Later years	216,586

Total	$900,895

Rental income for each year is included in rents and royalties revenues and amounted to:

	2006	2005	2004
	(in thousands)
Minimum rents	$179,134	$158,525	$136,268
Contingent rents	193,976	175,794	180,399

	$373,110	$334,319	$316,667

NOTE 15 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.9 million and $1.0 million at December 31, 2006 and January 1, 2006, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. At December 31, 2006 and January 1, 2006, the Company is also the guarantor on $4.9 million and $5.0 million, respectively, in letters of credit with various parties. However, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

The Company has entered into purchase arrangements with some of its suppliers for terms which generally do not exceed one year. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

Under a supply agreement with a third party, the Company has agreed to purchase a minimum of 50% of its hot cup and related lid supplies from a third party, at independently derived competitive prices, over the period from July 15, 2002 through July 15, 2007.

Third parties may seek to hold the Company responsible for retained liabilities of Wendy’s. Under the separation agreements, Wendy’s has agreed to indemnify the Company for claims and losses relating to these retained liabilities. However, if those liabilities are significant, and Wendy’s is not able to fully pay or will not

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

make payment, and the Company is ultimately held liable for these liabilities, there can be no assurance that the Company will be able to recover the full amount of its losses from Wendy’s.

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the resolution of legal proceedings are included in accounts payable on the Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 16 CAPITAL STOCK

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

On March 29, 2006, the Company completed its initial public offering of 33,350,000 shares of common stock at an offering price of $27.00 (US$23.162) per share of common stock. The gross proceeds of $903.8 million were offset by $61.9 million in underwriter and other third party costs with all such costs paid as of December 31, 2006. In addition, approximately $1.6 million of costs associated with the initial public offering were expensed in 2006. After completion of the initial public offering, the Company had 193,302,977 shares of common stock outstanding.

In 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million, not to exceed 5% the Company’s shares of common stock outstanding at the time of approval. The Company commenced repurchasing stock in late 2006, after all required regulatory approvals were obtained. The program is expected to be in place until September 28, 2007, but may terminate earlier if either the $200 million maximum or the 5% of outstanding shares limit is reached. The Company may make such repurchases on either of the New York Stock Exchange (NYSE) and/or the Toronto Stock Exchange (TSX). On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (NCIB) had been filed and received regulatory approval from the TSX authorizing the repurchase by the Company of shares of its stock in an amount not expected to exceed the aforementioned limits as of the date of filing of the NCIB. The Company began implementation of the repurchase program on November 1, 2006. As part of the repurchase program, the Company entered into a Rule 10b5-1, repurchase plan, which allows the Company to purchase its stock at times when the Company may not otherwise be in the market due to regulatory or company restrictions. Purchases will be based on the parameters of the Rule 10b5-1 plan and in addition, the Company made repurchases at management’s discretion under its stock repurchase program. As at December 31, 2006, the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Company repurchased approximately 1.9 million shares of common stock for a total cost of $65.0 million under the stock repurchase program.

In connection with the 2006 restricted stock unit awards to Company employees (see Note 17), the Company established a trust that purchased and will retain shares to satisfy the Company’s obligation to deliver stock to settle the awards for most Canadian employees. A broker engaged by the trustee of the trust purchased 266,295 shares of common stock on the open market at an average cost of $34.40 per share and these shares will be held in trust for the benefit of the employees until the restricted stock units become vested. For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock and the trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

Pursuant to a rights agreement adopted by the Company’s Board of Directors on February 28, 2006, the Company issued one right (“Right”) for each outstanding share of common stock. Each Right is initially exercisable for one ten-thousandth of a share of the Company’s preferred stock, par value US$0.001 per share, but the Rights are not exercisable until ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock, or ten days after a person or group begins a tender or exchange offer to acquire 15% or more of the Company’s common stock. If a person or group acquires 15% or more of the Company’s common stock, then each Right would entitle its holder, in lieu of receiving the Company’s preferred stock, to buy that number of shares of the Company’s common stock that, at the time of the 15% acquisition, had a market value of two times the exercise price of the Right. The exercise price of each Right is $150.00, subject to anti-dilution adjustments. If, after the Rights have been triggered, the Company is acquired in a merger or similar transaction, each Right would entitle its holder (other than the acquirer) to buy that number of shares of common stock of the acquiring company that, at the time of such transaction, would have a market value of two times the exercise price of the Right. The Rights have no effect on earnings per share until they become exercisable. If not redeemed, the Rights will expire on February 23, 2016. The total number of authorized shares of preferred stock is 100 million. The Company has no outstanding shares of preferred stock.

In September 2005, the Company distributed a U.S. dollar denominated note to Wendy’s in the amount of $1,115.9 million (US$960 million). As a result, retained earnings of $1,008.3 million were reduced to zero and the common stock in excess of par value was reduced by $107.6 million. The annual interest rate on the note was 3.0%. The note was repaid during 2006.

In November 2005, Wendy’s agreed to settle the majority of the intercompany balances outstanding at October 2, 2005 excluding the $1,116.3 million note payable (US$960 million). These balances were settled net, by way of a $52.9 million distribution in-kind to Wendy’s.

NOTE 17 STOCK-BASED COMPENSATION

On November 18, 2005, the Company’s stockholders approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. A total of 539,099 awards have been made under the 2006 Plan, in the form of restricted stock units, as of December 31, 2006, of which 19,110 were granted to external directors of the Company and 519,989 granted to officers and certain employees. A total of 193,805 of these awards were immediately vested and settled, net of withholding tax, in the Company’s shares (see below). No awards were made under this Plan in

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

2005. The number of remaining shares of common stock authorized under the Company’s 2006 Plan totals approximately 2.4 million.

Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans as well as tables summarizing stock option and restricted stock unit activity for the Company’s employees.

Prior to January 2, 2006, Wendy’s and the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25 – Accounting for Stock Issued to Employees (“APB Opinion No. 25”). Accordingly, because stock options granted prior to January 2, 2006 were granted at market value at the date of grant, and therefore had no intrinsic value at grant date, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. Prior to January 2, 2006, compensation expense related to restricted stock unit awards was measured based on the market value of Wendy’s common stock on the date of grant.

Wendy’s restricted stock units were granted to employees of the Company for the first time in May 2005. These restricted stock units were granted under the Wendy’s Plan and would have vested, for the Company’s Canadian employees, in accordance with the vesting schedule of the 2005 award agreements on May 1, 2006, May 1, 2007 and November 1, 2007, in one-third increments. These awards granted to Canadian employees were converted into the Company’s restricted stock units on May 1, 2006 (one-third) and August 15, 2006 (two-thirds) (see below) at an equivalent fair value, immediately vested, and then settled with 61,256 and 132,549 shares, respectively, totaling 193,805 shares, after provision for the payment of employee’s minimum statutory withholding tax requirements, of the Company’s stock. The 61,256 shares were purchased by an agent of the Company on behalf of the eligible employees on the open market on May 1, 2006 at an average purchase price of $30.543. The 132,549 shares were also purchased by an agent of the Company on behalf of the eligible employees on the open market on August 15, 2006 at an average purchase price of $27.3211. In accordance with SFAS 123R, no incremental compensation cost was recorded since there was no change in the fair value of the awards immediately before and after conversion. The Company’s U.S. employees’ awards under the Wendy’s Plan were settled by Wendy’s through the issuance of authorized but previously unissued shares of Wendy’s stock in May and October 2006, as further discussed below.

Restricted stock unit grants made by Wendy’s to Canadian employees of the Company were to vest over a 30-month period. Restricted stock unit grants made by Wendy’s to U.S. employees of the Company were to vest in increments of 25% on each of the first four anniversaries of the grant date. The Wendy’s plans provided for immediate vesting of restricted stock units upon a disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. In June 2006, Wendy’s announced that its Board of Directors had confirmed its intent to complete the spin-off, and the spin-off was completed on September 29, 2006. Accordingly, the number of awards expected to vest was increased, and the expected service periods of the grants made to employees was shortened, so that all unvested awards became fully vested no later than September 29, 2006. This change in the estimated requisite service period and estimated forfeitures resulted in incremental compensation cost as reflected in the table below.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table summarizes the Company’s expense relating to restricted stock unit expense for the periods noted:

	Year ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(in thousands)
Wendy’s Restricted Stock Units
Standard vesting	$3,407	$2,516	$—
Accelerated vesting	2,646	—	—

	6,053	2,516	—

THI Restricted Stock Units
Standard vesting	1,432	—	—
Accelerated vesting	2,583	—	—

	4,015	—	—

Total Restricted Stock Compensation Expense	$10,068	$2,516	$—

On January 2, 2006, the Company adopted SFAS No. 123R – Share-Based Payment (“SFAS 123R”) which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted stock unit awards is similar for APB Opinion No. 25 and SFAS No. 123R, because Wendy’s restricted stock units were not granted prior to May 2005 and because all of Wendy’s stock option awards granted to employees of the Company were fully vested prior to January 2, 2006 (see below), the adoption of SFAS 123R did not have a material impact on the Company’s operating income, pre-tax income or net income for fiscal 2006 (see Pro forma disclosures on prior year impact of the adoption of SFAS No. 123R). In accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under stockholders’ equity was reclassified in 2006 to capital in excess of stated value on the Company’s Consolidated Balance Sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 – Share Based Payment regarding the SEC’s Interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Restricted stock units

The following is a summary of unvested restricted stock unit activity for Company employees granted under the Wendy’s Plan for the year ended December 31, 2006:

	Wendy’s Restricted Stock Unit	Weighted Average Fair Value per Unit
	(in thousands)	(in U.S. dollars)
Balance at January 1, 2006	360	$20.74
Granted	2	20.74
Vested and settled	(43)	20.74
Cancelled	(319)	20.74

Balance at December 31, 2006	—	$—

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The above restricted stock unit activity table has been adjusted to reflect the change in the value of Wendy’s stock as a result of the spin-off of the Company. The unit conversion ratio of 2.071251 was based on the value of the closing price of Wendy’s stock on the day of spin-off (September 29, 2006) (US$67.00) and the opening price of Wendy’s stock on October 2, 2006 (US$32.35).

As mentioned previously, the Wendy’s Plan provided for immediate vesting of restricted stock units upon disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. As a result, all of the remaining Wendy’s restricted stock units were vested at dates in the third quarter of 2006 and no later than September 29, 2006. On May 1, 2006, one-third of the then outstanding Wendy’s restricted stock units held by Canadian Company employees was scheduled to vest. In lieu of receiving Wendy’s shares, substantially all of the Company’s Canadian employees elected to receive restricted stock units granted by the Company as replacement for the Wendy’s awards, effectively cancelling the Wendy’s restricted stock units scheduled to vest on May 1, 2006. The Company’s Canadian employees received 2.2755 Company restricted stock units for every Wendy’s restricted stock unit held in connection with the May 1 conversion. This conversion was based on the NYSE closing price of both Wendy’s and the Company on April 28, 2006. On August 15, 2006, the Company’s Canadian employees received 2.4339 Company restricted stock units for every Wendy’s restricted stock unit held in connection with the conversion of the remaining two-thirds of the 2005 Wendy’s award. This conversion was based on the NYSE closing price of both Wendy’s and the Company’s on August 14, 2006. No additional value was provided to the Company’s Canadian employees as a result of these conversions. Upon the conversions, all Company restricted stock units issued for these conversions were immediately vested and net-settled in Company shares purchased on the open market, after provision for the payment of each employee’s minimum statutory withholding tax requirements.

With respect to the Company’s U.S. employees, the first quarter of the 2005 Wendy’s award was settled in Wendy’s shares in May 2006, as mentioned previously. The balance outstanding of approximately 19,000 restricted stock units held by these employees was settled with authorized but previously unissued shares of Wendy’s stock in October 2006 after applying the unit conversion ratio (discussed above) as a result of the Company’s separation from Wendy’s.

The following is a summary of unvested restricted stock unit activity for employees and outside directors granted under the Company’s 2006 Plan for the year ended December 31, 2006:

	Restricted Stock Unit	Weighted Average Fair Value per Unit
	(in thousands)	(in Canadian dollars)
Balance at January 1, 2006	—	$—
Granted	345	28.13
Converted from Wendy’s restricted stock units	360	28.36
Vested	(360)	28.36
Cancelled	(1)	—

Balance at December 31, 2006	344	$28.13

The Company’s Human Resource and Compensation Committee approved awards of 326,184 restricted stock units on August 1, 2006 to certain employees. The fair market value of each unit awarded as part of this grant (the mean of the high and low prices for the Company’s common shares traded on the Toronto Stock Exchange) on August 1, 2006 was $27.985 per unit. This grant will vest over a maximum 27-month period or a shorter period, in accordance with SFAS No. 123R, with respect to retirement eligible employees.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

As of December 31, 2006, total unrecognized compensation cost related to non-vested share-based compensation restricted stock units outstanding was $5.6 million and is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all of the remainder of the outstanding restricted stock units to vest. A total of 360,000 restricted stock units vested in 2006 with a fair value of $10.2 million. No restricted stock units vested in 2005.

Stock options

The use of stock options is currently not a component of the Company’s equity compensation structure. Prior to 2005, stock options were part of the Wendy’s compensation structure for the Company’s employees. The last grant of Wendy’s stock options was in 2004, and all employee stock options were vested as of January 1, 2006. No additional Wendy’s options were awarded as of the spin-off on September 29, 2006.

In calculating the fair value of options issued, the underlying characteristics of grants made under the Wendy’s WeShare Plan and the 1990 Plan were unique enough to warrant using different assumptions for these calculations because the different employee groups exhibit different exercise patterns. The following historical assumptions were used.

Assumption	2003 WeShare Plan	Wendy’s 1990 Plan
Dividend yield	1.2%	1.2%
Expected volatility	27.0%	31.0%
Risk-free interest rate	2.8%	3.5%
Expected lives	3.1 years	4.9 years
Per share weighted average fair value of options granted (expressed in U.S. dollars)	$8.22	$11.89

The following is a summary of Wendy’s stock option activity for the Company’s employees for the years ended December 31, 2006, January 1, 2006 and January 2, 2005:

	Wendy’s options outstanding	Weighted average price per share
	(in thousands)
Balance at December 28, 2003	4,946	$14.39
Granted	1,237	19.58
Exercised	(354)	11.30
Cancelled	(164)	15.76

Balance at January 2, 2005	5,665	$15.62

Granted	—	—
Exercised	(3,130)	14.46
Cancelled	(21)	17.01

Balance at January 1, 2006	2,514	$17.05

Granted	—	—
Exercised	(2,474)	17.15
Cancelled	(11)	12.89

Balance at December 31, 2006	29	$15.79

The above stock option activity table has been adjusted to reflect the change in the value of Wendy’s stock as a result of the spin-off of Tim Hortons. The unit conversion ratio of 2.071251 was based on the closing price

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

of Wendy’s stock on the day of spin-off (September 29, 2006) (US$67.00) and the opening price of Wendy’s stock on October 2, 2006 (US$32.35).

All options outstanding at December 31, 2006 were exercisable. In accordance with the terms of the Wendy’s stock option plans, options granted to Company employees will expire on the earlier of one year after the spin-off of the Company’s remaining shares by Wendy’s or ten years after the date of grant. As a result, the weighted average remaining contractual life has been shortened to reflect this. The weighted average remaining contractual life at December 31, 2006 is 0.8 years. The intrinsic value of a stock option is the amount by which the market value of the underlying Wendy’s stock exceeds the exercise price of the option. For the year ended December 31, 2006, the total intrinsic value of stock options exercised was $42.1 million. The Company did not receive any proceeds and did not recognize any tax benefits for Wendy’s stock options exercised in any period presented.

Stock option awards made by Wendy’s generally have a term of ten years from the grant date and become exercisable in instalments of 25% on each of the first four anniversaries of the grant date (see discussion below). In the fourth quarter of 2005, Wendy’s Compensation Committee approved the accelerated vesting of all outstanding stock options, except those held by the independent directors of Wendy’s. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R.

On October 27, 2005, Wendy’s announced that its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent directors of Wendy’s. As a result, all Wendy’s stock options held by Company employees became fully vested in October 2005. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R in the first quarter of 2006. This action enabled the Company to eliminate pre-tax expense associated with these Wendy’s options in 2006, 2007, and 2008 estimated to be approximately $3.6 million, $2.0 million, and $0.5 million, respectively.

In 2005, as a result of modifying the vesting period of the options, the Company recorded $1.4 million in compensation expense, in accordance with FIN 44. The expense represents the estimated number of stock options that would have been forfeited according to the original terms of the options that will no longer be forfeited due to the acceleration of the vesting, at the intrinsic value of the options on the date vesting was accelerated.

The pro forma disclosures for the years ended January 1, 2006 and January 2, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 – Accounting for Stock-Based Compensation, as amended by SFAS No. 148 – Accounting for Stock-based Compensation – Transition and Disclosure. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of Wendy’s stock options.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the years ended January 1, 2006 and January 2, 2005, the Company would have recorded net income and earnings per share as follows:

	Years ended
	January 1, 2006	January 2, 2005
	(in thousands)
Net income, as reported	$191,091	$205,051
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	3,001	—
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(18,827)	(6,739)

Pro forma net income	$175,265	$198,312

Earnings per share:
Basic as reported	$1.19	$1.28

Basic pro forma	$1.10	$1.24

The above stock compensation cost calculated under SFAS No. 123, net of tax, is based on costs computed over the vesting period of the award. Upon adoption, SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. If the guidance on recognition of stock compensation expense for retirement eligible employees were applied to the periods reflected in the consolidated financial statements, the impact on the Company’s reported net income would have been a reduction of $1.6 million in 2005. There would have been no impact to the reported net income of 2004. The impact on the Company’s pro forma net income would have been an additional benefit of $2.3 million for the year ended December 31, 2006 and a benefit of $4.6 million for the year ended January 1, 2006.

NOTE 18 RETIREMENT PLANS

Certain Company employees participate in various defined contribution plans. Costs for Company employees participating in these plans were approximately $4.8 million for 2006, $4.4 million for 2005, and $4.0 million for 2004.

NOTE 19 ACQUISITIONS

On May 5, 2004, the Company completed its purchase of certain real and personal assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. for $60.9 million. The assets relate to 42 coffee and donut restaurants formerly operated under the Bess Eaton name throughout Rhode Island, Connecticut and Massachusetts. The sites have been converted and are operating as Tim Hortons restaurants. The Company recorded $35.0 million of goodwill related to this acquisition, which was determined to be impaired in the fourth quarter of 2005. In addition, the Company recorded a $22.3 million property and equipment impairment charge related to the assets acquired in this acquisition (see Notes 9 and 10).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 20 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. There were no material amounts of revenues or transfers between reportable segments.

The table below presents information about reportable segments:

	Year ended
	December 31, 2006	% of total	January 1, 2006	% of total	January 2, 2005	% of total
Revenue
Canada	$1,518,737	91.5%	$1,344,971	90.8%	$1,218,781	91.1%
U.S.	140,812	8.5%	137,056	9.2%	119,485	8.9%

	$1,659,549	100.0%	$1,482,027	100.0%	$1,338,266	100.0%

Segment Operating Income (Loss)
Canada	$410,582	99.6%	$379,405	101.1%	$344,476	100.0%
U.S.	1,736	0.4%	(4,282)	(1.1)%	(981)	—

Reportable segment operating income	412,318	100.0%	375,123	100.0%	343,495	100.0%

Goodwill and asset impairment	—		(53,101)		—
Corporate charges (1)	(33,102)		(31,975)		(24,190)

Consolidated Operating Income	379,216		290,047		319,305
Interest, Net	(18,458)		(14,517)		(13,519)
Income Taxes	(101,162)		(84,439)		(100,735)

Net Income	$259,596		$191,091		$205,051

Capital Expenditures
Canada	$119,797		$162,904		$132,498
U.S.	60,252		55,703		65,312

	$180,049		$218,607		$197,810

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and looses.

A reconciliation of total reportable segment long-lived assets and total assets to consolidated total long-lived assets and total assets, respectively, is as follows:

	2006	2005
	(in thousands)
Total long-lived assets
Canada	$831,990	$770,389
U.S.	317,595	275,731

Total long-lived assets	1,149,585	1,046,120
Corporate long-lived assets	14,951	15,526

Consolidated long-lived assets	$1,164,536	$1,061,646

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

	2006	2005
	(in thousands)
Total Assets
Canada	$1,271,124	$1,196,812
U.S.	447,225	327,795

Total assets	1,718,349	1,524,607
Corporate assets	26,638	72,256

Consolidated total assets	$1,744,987	$1,596,863

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts is as follows:

	2006	2005	2004
	(in thousands)
Depreciation and amortization
Canada	$57,998	$56,637	$56,225
U.S.	14,040	14,707	12,727

	72,038	71,344	68,952
Corporate	657	655	56

	$72,695	$71,999	$69,008

Goodwill and asset impairment—U.S.	$—	$53,101	$—

Revenues consisted of the following:

	2006	2005	2004
	(in thousands)
Sales
Warehouse sales	$894,817	$794,506	711,767
Company-operated restaurant sales	69,897	65,199	63,476
Sales from restaurants consolidated under FIN 46R	107,691	100,545	69,988

	1,072,405	960,250	$845,231

Franchise revenues
Rents and royalties	503,375	449,791	414,096
Franchise fees	83,769	71,986	78,939

	587,144	521,777	493,035

Total revenues	$1,659,549	$1,482,027	$1,338,266

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 21 SUPPLEMENTAL CASH FLOW INFORMATION

	Years ended December 31, 2006, January 1, 2006 and January 2, 2005
	2006	2005	2004
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$41,234	$29,359	$15,424
Income taxes paid	$143,749	$98,560	$92,712
Non-cash investing and financing activities:
Capital lease obligations incurred	$7,418	$4,771	$5,381
Distribution of note payable to Wendy’s	$—	$1,115,904	$—
Settlement of amounts receivable/payable from Wendy’s	$—	$14,140	$—
Settlement of notes receivable from Wendy’s	$—	$318,596	$—
Settlement of notes payable to Wendy’s	$—	$(279,778)	$—

NOTE 22 RELATED PARTY TRANSACTIONS

Prior to September 29, 2006, Wendy’s was considered to be a related party to the Company. However, on September 29, 2006, Wendy’s completed its spin-off of Tim Hortons Inc., and as a result, Wendy’s is no longer a related party as defined in FASB Statement No. 57 – Related Party Disclosures.

The following describes the nature and amounts of transactions/balances that the Company had with related parties during the year:

In addition to the functions historically provided by Wendy’s to the Company as described in Note 3 to the Consolidated Financial Statements, certain Tim Hortons restaurants are located on sites in which a Wendy’s restaurant is also located. In Canada, the real estate for approximately 100 combination restaurants is controlled by a 50-50 joint venture (an Ontario General Partnership) between the Company and Wendy’s. Accordingly, the Ontario General Partnership is accounted for using the equity method, and income from the Company’s portion of income from the joint venture is classified in equity income on the Company’s Consolidated Statements of Operations. In 2006, 2005, and 2004, the joint venture with Wendy’s distributed $13.5 million, $10.8 million, and $7.3 million, respectively, of which the Company received 50%. At December 31, 2006 and January 1, 2006, the Company’s investment in this joint venture was $47.0 million and $49.6 million, respectively. See also Note 11 to the Consolidated Financial Statements. In the U.S., the Company controls approximately 30 combination restaurants, either through ownership or lease, and leases the Wendy’s portion of the combination restaurants to Wendy’s or a Wendy’s franchisee at a rate of 8.5% of the Wendy’s restaurant sales.

As at December 31, 2006 and January 1, 2006, the Company had amounts receivable (payable) from Wendy’s of $0.4 million, (included in accounts receivable, net in 2006), and ($10.6) million, respectively.

On July 17, 2006, the Company purchased four restaurant sites from Wendy’s Old Fashioned Hamburgers of New York, Inc., a wholly owned subsidiary of Wendy’s, which were formerly Wendy’s restaurants, for US$1 million.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

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

Notes and other transactions between the Company and Wendy’s may be settled in consideration other than cash. In 2005, the Company settled a $128.0 million note receivable from Wendy’s by offsetting that amount with a $108.5 million note payable to Wendy’s and accrued interest and other amounts payable to Wendy’s totalling $19.5 million. In November 2005, the majority of the intercompany balances outstanding at October 2, 2005, excluding the US$960.0 million note were settled by way of a $52.9 million distribution in kind to Wendy’s (see Note 16).

In 2006, the Company purchased $10.8 million of products from one of our joint ventures (2005 $nil). These products were distributed by the Company to our system of restaurants.

NOTE 23 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 – Accounting for Income Taxes. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of adopting FIN 48 in the first quarter of 2007.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 24 QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues
Sales	$242,651	$263,453	$271,534	$294,767
Franchise revenues
Rents and royalties	115,524	126,843	127,912	133,096
Franchise fees	14,583	16,475	14,117	38,594

	130,107	143,318	142,029	171,690

Total revenues	372,758	406,771	413,563	466,457
Total costs and expenses, net	289,647	308,263	322,268	360,155

Operating income	$83,111	$98,508	$91,295	$106,302

Net income	$63,590	$76,310	$51,841	$67,855

Earnings per share – fully diluted	$0.39	$0.39	$0.27	$0.35

	2005
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues
Sales	$209,296	$242,422	$251,766	$256,766
Franchise revenues
Rents and royalties	102,056	115,240	115,730	116,765
Franchise fees	12,237	10,858	18,563	30,328

	114,293	126,098	134,293	147,093

Total revenues	323,589	368,520	386,059	403,859
Total costs and expenses, net (1)	251,080	277,576	290,191	373,133

Operating income (1)	$72,509	$90,944	$95,868	$30,726

Net income (1)	$47,501	$60,899	$66,261	$16,430

Earnings per share – fully diluted	$0.30	$0.38	$0.41	$0.10

(1)	The fourth quarter of 2005 includes goodwill and asset impairment charges of $53.1 million ($33.5 million after-tax) related to the 2004 New England acquisition.

TIM HORTONS INC. AND SUBSIDIARIES

SCHEDULE II TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (1)	Balance at End of Year
	(in thousands)
Fiscal year ended December 31, 2006:
Deferred tax asset valuation allowance	$40,380	$38,639	$1,119	$80,138
Allowance for doubtful accounts	2,029	422	(427)	2,024
Inventory reserve	1,791	1,689	(767)	2,713

	$44,200	$40,750	$(75)	$84,875

Fiscal year ended January 1, 2006:
Deferred tax asset valuation allowance	33,304	8,346	(1,270)	40,380
Allowance for doubtful accounts	3,148	(557)	(562)	2,029
Inventory reserve	1,322	750	(281)	1,791

	$37,774	$8,539	$(2,113)	$44,200

Fiscal year ended January 2, 2005:
Deferred tax asset valuation allowance	$26,012	$10,223	$(2,931)	$33,304
Allowance for doubtful accounts	3,865	(191)	(526)	3,148
Inventory reserve	1,313	465	(456)	1,322

	$31,190	$10,497	$(3,913)	$37,774

(1)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations and translation adjustments.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	December 31, 2006	January 1, 2006	January 2, 2005
Change in valuation allowance, deferred income taxes	$80,138	$40,380	$33,304
Deducted from accounts receivable, net	2,024	2,029	3,148
Deducted from inventories and other, net	2,713	1,791	1,322

	$84,875	$44,200	$37,774

Report of Independent Registered Public Accounting Firm

To the Stockholders of Tim Hortons Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries at December 31, 2006 and January 1, 2006 and the results of their operations and their cash flows for each of the years ended December 31, 2006, January 1, 2006 and January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

(Signed) PricewaterhouseCoopers LLP

Toronto, Canada

March 6, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2006, the Company carried out an evaluation, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2006, that such disclosure controls and procedures were effective.

No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting for 2006

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

Item 9B.	Other Information

On December 5, 2006, the Company’s Human Resource and Compensation Committee approved the performance objectives for participants under the Company’s Executive Annual Performance Plan (“EAPP”) for 2007. Under the EAPP, the Human Resource and Compensation Committee establishes performance objectives and, with the input of the Chief Executive Officer, determines the participants and the individual award opportunities for those participants. Each of the Company’s executive officers will be participants in the EAPP in 2007. The Human Resource and Compensation Committee determined that the 2007 performance objectives for participants in the EAPP will be based on, and allocated, as follows: (i) 75% of the award opportunity will be based on the extent to which the Company meets or exceeds specified operating income (EBIT, or earnings before interest and taxes) goals for fiscal 2007; and (ii) 25% of the award opportunity will be based on the extent to which the Company meets or exceeds specified net income goals for fiscal 2007, adjusted to remove the impact, positive or negative, of the adoption of Financial Accounting Standards Board Interpretation No. 48 regarding uncertain tax positions. The target award opportunities for the executive officers for 2007 have not changed from 2006. See the disclosure under “Executive and Director Compensation” in the Company’s 2007 Proxy Statement for 2006 EAPP targets and awards.

PART III

Items 10, 11, 12, and 13. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence

The information required by these Items, other than the information set forth below, is incorporated herein by reference from the Company’s 2007 Proxy Statement, which will be filed no later than 120 days after December 31, 2006. However, no information set forth in the 2007 Proxy Statement regarding the Audit Committee Report or the Report of the Human Resource and Compensation Committee on Executive Compensation shall be deemed incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Paul D. House	63	Chief Executive Officer, President and Chairman of the Board	1985
Cynthia J. Devine	42	Executive Vice President and Chief Financial Officer	2003
David F. Clanachan	45	Executive Vice President: Training, Operations Standards, Research and Development	1997
William A. Moir	58	Executive Vice President, Marketing	1990
Donald B. Schroeder	60	Executive Vice President, Administration	1991
Roland M. Walton	51	Executive Vice President, Operations	1997

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected or retained as an officer, except in the event of a change in control of the Company, as provided in the Company’s Change in Control Agreements described in the 2007 Proxy Statement under Compensation Discussion and Analysis and under Executive and Director Compensation. The executive officers of the Company are appointed by the Board of Directors.

Paul D. House joined the Company as Vice-President of Marketing in 1985. In January of 1993, Mr. House was named Chief Operating Officer, then President and Chief Operating Officer in 1995, and Chief Executive Officer in November of 2005. Mr. House was named Chairman of the Board in February, 2007. He was a director on the Wendy’s Board from 1998 until his resignation from that Board in February, 2007. Mr. House is a member of the Board of Directors of The Tim Horton Children’s Foundation. Mr. House joined Dairy Queen Canada in 1972 and held various management positions until his promotion to Vice-President of Canadian Operations, responsible for the business in Canada. Mr. House holds a B.A. in Economics from McMaster University.

Cynthia J. Devine joined the Company in November 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, financial planning and analysis, tax and information systems, for the Tim Hortons brand. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. Prior to joining the Company, Ms. Devine served as Senior Vice-President Finance for Maple Leaf Foods, a large Canadian food processing company and from 1999 to 2001 held the position of Chief Financial Officer for Pepsi-Cola(R) Canada. Ms. Devine, a Chartered Accountant, holds an Honors Business Administration degree from the University of Western Ontario.

David F. Clanachan joined the Company in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations - Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food company, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training, Operations Standards and Research & Development. Mr. Clanachan is also the operations lead in the Company’s joint venture with IAWS. Mr. Clanachan holds a Bachelor of Commerce degree from the University of Windsor.

William A. Moir joined the Company in 1990 as Vice President of Marketing, and was promoted to Executive Vice President of Marketing in 1997. Prior to joining the Company, Mr. Moir gained extensive marketing management experience, holding key positions with K-Tel, Shell Oil and Labatt Breweries. He is a Director and past Chairman of the Coffee Association of Canada, as well as a member of the Board of Directors of The Tim Horton Children’s Foundation. Mr. Moir holds an Honors Business degree from the University of Manitoba.

Donald B. Schroeder joined the Company in 1991 as Vice President of Human Resources and International Development. He was named Executive Vice President of Administration in 1995, responsible for Human Resources, Administration, Manufacturing, and Distribution. Upon the separation of the Company from Wendy’s, Mr. Schroeder also assumed the role of General Counsel, Corporate Secretary, and Chief Compliance Officer. Mr. Schroeder is the President of The Tim Horton Children’s Foundation, a position he has held since 1991. Mr. Schroeder holds a Bachelor of Laws degree from the University of Western Ontario and a Master of Laws degree from Osgoode Hall Law School.

Roland M. Walton joined the Company in 1997 as Executive Vice President of Operations, responsible for operations in both Canada and the U.S. His restaurant industry experience includes Wendy’s Canada, Pizza Hut® Canada and Pizza Hut USA. In 1995, Mr. Walton held the position of Division Vice President for Pizza Hut USA’s Central Division. Mr. Walton holds a Bachelor of Commerce degree from the University of Guelph.

Other

Certain Corporate Governance Documentation

The Board of Directors has adopted and approved Principles of Governance, Governance Guidelines, Standards of Business Practices (Code of Ethics), a Code of Business Conduct (applicable to directors) and written charters for its Nominating and Corporate Governance, Audit, and Human Resource and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent registered public accounting firm. All of the foregoing documents are available on the Company’s investor website at www.timhortons-invest.com and a copy of the foregoing will be made available (without charge) to any stockholder upon request.

New York Stock Exchange Certifications

In addition, the Company has not yet submitted a Section 303A Annual Written Affirmation to NYSE, nor has the Chief Executive Officer of the Company yet certified in connection with the annual filing, because under the rules of the NYSE, the Company is not required to provide a Section 303A Annual Written Affirmation to NYSE until no later than 30 days after the one-year anniversary of the Company’s IPO, or April 24, 2007.

SEC 302 Certification Statement

The Company has filed with the SEC, as an exhibit to this Form 10-K, the Sarbanes-Oxley Act Section 302 certification regarding the quality of the Company’s public disclosure.

Website Disclosure for Item 5.05 of Form 8-K Disclosures

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Standards of Business Practices (Code of Ethics) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s corporate and investor website at www.timhortons-invest.com. The Company will provide a copy of the Standards of Business Practices to any person, without charge, who requests a copy in writing to the Secretary of the Company at 874 Sinclair Road, Oakville, Ontario, L6K 2Y1.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Audit Committee” and “Audit and Other Service Fees” in the Company’s 2007 Proxy Statement, which will be filed no later than 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Consolidated Balance Sheets—December 31, 2006 and January 1, 2006.

Consolidated Statements of Cash Flows—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Consolidated Statements of Comprehensive Income—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Index to Exhibits.

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

Form of Employment Agreement between The TDL Group Corp., the Company and Paul D. House.

Form of Employment Agreement between The TDL Group Corp., the Company and each of Cynthia J. Devine, David F. Clanachan, William A. Moir, Donald B. Schroeder and Roland M. Walton.

Executive Annual Performance Plan.

Amended and Restated Supplementary Retirement Plan.

2006 Stock Incentive Plan, as amended.

Non-Employee Director Deferred Stock Unit Plan.

Form of Canadian Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units

Form of U.S. Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units

U.S. Non-Employee Directors’ Deferred Compensation Plan.

Form of Officer Indemnification Agreement, as amended.

Form of Director Indemnification Agreement.

Form of Stock Unit Conversion Award Agreement.

Form of Formula Restricted Stock Unit Award Agreement for Independent Directors.

Form of Restricted Stock Unit Award Agreement of Canadian Employees

Form of Restricted Stock Unit Award Agreement for Officers and Employees.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on pages 117-118.

(c)	The following Consolidated Financial Statement Schedule of Tim Hortons Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIM HORTONS INC.

By:	/s/ PAUL D. HOUSE	3/9/07
Paul D. House Chief Executive Officer and President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. HOUSE	3/9/07	/s/ CYNTHIA J. DEVINE	3/9/07
Paul D. House Chief Executive Officer and President, Director and Chairman of the Board		Cynthia J. Devine Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

/s/ M. SHAN ATKINS*	3/9/07	/s/ MICHAEL J. ENDRES*	3/9/07
M. Shan Atkins, Director		Michael J. Endres, Director

/s/ FRANK IACOBUCCI*	3/9/07	/s/ DAVID P. LAUER*	3/9/07
Frank Iacobucci, Lead Director		David P. Lauer, Director

/s/ JOHN A. LEDERER*	3/9/07	/s/ DAVID H. LEES*	3/9/07
John A. Lederer, Director		David H. Lees, Director

/s/ J. RANDOLPH LEWIS*	3/9/07	/s/ CRAIG S. MILLER*	3/9/07
J. Randolph Lewis, Director		Craig S. Miller, Director

/s/ WAYNE C. SALES*	3/9/07
Wayne C. Sales, Director

*By:	/s/ Donald B. Schroeder	3/9/07
Donald B. Schroeder Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found
3(a)	Amended and Restated Certificate of Incorporation	Incorporated herein by reference from Exhibit 3.1 of Form S-1/A, File No. 333 – 130035, filed on February 27, 2006.

(b)	Certificate of Designations	Incorporated herein by reference from Exhibit 4.2 of Form S-1/A, File No. 333 – 130035, filed on March 13, 2006.

(c)	Amended and Restated By-laws	Incorporated herein by reference from Exhibit 3(ii) of Form 10-Q for the quarter ended October 1, 2006, filed on November 14, 2006.

4	Rights Agreement between the Company and Computershare Investor Services, LLC	Incorporated herein by reference from Exhibit 4.1 of Form S-1/A, File No. 333-130035, filed on March 1, 2006.

10(a)	Form of Employment Agreement between The TDL Group Corp., the Company and Paul D. House, as amended	Filed herewith.

(b)	Form of Employment Agreement between The TDL Group Corp., the Company and each of Cynthia J. Devine, David F. Clanachan, William A. Moir, Donald B. Schroeder and Roland M. Walton, as amended	Filed herewith.

(c)	Executive Annual Performance Plan	Incorporated herein by reference from Exhibit 10.6 of From S-1/A, File No. 333-130035, filed on February 27, 2006.

(d)	Amended and Restated Supplementary Retirement Plan	Incorporated herein by reference from Exhibit 99.1 (Incorrectly labeled and filed as Exhibit 99.2) of the Form 8-K filed on October 27, 2006

(e)	2006 Stock Incentive Plan, as amended	Filed herewith.

(f)	Non-Employee Director Deferred Stock Unit Plan	Filed herewith.

(g)	Form of Canadian Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units	Filed herewith.

(h)	Form of U.S. Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units	Filed herewith.

(i)	U.S. Non-Employee Directors’ Deferred Compensation Plan	Filed herewith.

(j)	Form of Officer Indemnification Agreement, as amended	Filed herewith.

(k)	Form of Director Indemnification Agreement	Incorporated herein by reference from Exhibit 10.8 of Form S-1/A, File No. 333-130035, filed on February 27, 2006.

Exhibit	Description	Where found
(l)	Form of Stock Unit Conversion Award Agreement	Incorporated herein by reference from Exhibit 10(a)(i) of Form 10-Q for the quarter ended April 2, 2006, filed on May 12, 2006.

(m)	Form of Formula Restricted Stock Unit Award Agreement for Independent Directors	Incorporated herein by reference from Exhibit 10(1)(a) of Form 10-Q for the quarter ended July 2, 2006, filed on August 11, 2006.

(n)	Form of Restricted Stock Unit Award Agreement for Canadian Employees	Filed herewith.

(o)	Form of Restricted Stock Unit Award Agreement for Officers and Employees.	Incorporated herein by reference from Exhibit 10(1)(b) of Form 10-Q for the quarter ended July 2, 2006, filed on August 11, 2006.

(p)	Amended No. 1 to the Senior Facilities Credit Agreement among The TDL Group Corp., the Company and certain lenders and agents named therein, dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10(a) to Form 8-K filed on April 27, 2006.

(q)	Senior Facilities Credit Agreement among The TDL Group Corp., the Company and certain lenders and agents named therein, dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10.9 to Form S-1/A, File No. 333-130035 filed on March 1, 2006.

(r)	Form of Master Separation Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.1 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

(s)	Form of Shared Services Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.2 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

(t)	Form of Tax Sharing Agreement between the Company and Wendy’s International Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Filed herewith.