Form 10-Q
period 2007-04-01
Tim Hortons Inc.
filed 2007-05-10
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2007
Common shares, US$0.001 par value per share	189,371,094 shares

Exhibit Index on page 34.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share data)

	First quarter ended April 1, 2007	First quarter ended April 2, 2006
Revenues
Sales	$278,350	$242,651
Franchise revenues
Rents and royalties	127,240	115,524
Franchise fees	19,018	14,583

	146,258	130,107

Total revenues	424,608	372,758

Costs and expenses
Cost of sales	247,404	213,912
Operating expenses	47,176	42,995
Franchise fee costs	16,403	13,917
General and administrative expenses (note 2)	28,750	28,286
Equity income	(9,777)	(8,453)
Other (income) expense, net	447	(1,010)

Total costs and expenses, net	330,403	289,647

Operating income	94,205	83,111
Interest expense	(5,621)	(4,116)
Interest income	1,996	2,429
Affiliated interest expense, net	—	(6,789)

Income before income taxes	90,580	74,635
Income taxes (note 3)	31,319	11,045

Net income	$59,261	$63,590

Basic and diluted earnings per share of common stock (note 4)	$0.31	$0.39

Weighted average number of shares of common stock outstanding — Basic (in thousands)	190,383	161,785

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	190,563	161,785

Dividend per share of common stock (post initial public offering)	$0.07	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of Canadian dollars)

	April 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$82,921	$176,083
Accounts receivable, net	114,151	110,403
Notes receivable, net	13,057	14,248
Deferred income taxes	10,524	6,759
Inventories and other, net (note 5)	62,024	53,888
Advertising fund restricted assets (note 6)	21,760	25,513

Total current assets	304,437	386,894
Property and equipment, net	1,167,984	1,164,536
Notes receivable, net	15,444	16,504
Deferred income taxes	22,543	23,579
Intangible assets, net	3,549	3,683
Equity investments	140,149	139,671
Other assets	10,243	10,120

Total assets	$1,664,349	$1,744,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,115	$115,570
Accrued expenses
Salaries and wages	6,980	18,927
Taxes	16,413	27,103
Other (note 7)	42,965	66,262
Deferred income taxes	119	—
Advertising fund restricted liabilities (note 6)	38,362	41,809
Current portion of long-term obligations	5,500	5,518

Total current liabilities	199,454	275,189

Long-term obligations
Term debt	325,523	325,590
Advertising fund restricted debt (note 6)	21,139	23,337
Capital leases	44,743	44,774

Total long-term obligations	391,405	393,701

Deferred income taxes	13,785	17,879
Other long-term liabilities	51,300	39,814
Commitments and contingencies (note 8)
Stockholders’ equity
Common stock (U.S. $0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 shares	289	289
Capital in excess of par value	919,040	918,043
Treasury stock, at cost: 3,185,544 and 1,930,244 shares, respectively (note 9)	(109,984)	(64,971)
Common stock held in trust, at cost: 283,722 and 266,295 shares, respectively (note 9)	(9,801)	(9,171)
Retained earnings	288,195	248,980
Accumulated other comprehensive loss:
Cumulative translation adjustments and other	(79,334)	(74,766)

Total stockholders’ equity	1,008,405	1,018,404

Total liabilities and stockholders’ equity	$1,664,349	$1,744,987

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended April 1, 2007	First quarter ended April 2, 2006
Net cash provided from (used in) operating activities	$1,769	$(17,216)
Cash flows used in investing activities
Capital expenditures	(38,525)	(39,788)
Principal payments on notes receivable	2,996	1,007
Investments in joint venture and other investments	1,105	—
Other investing activities	(1,168)	240

Net cash used in investing activities	(35,592)	(38,541)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(45,013)	—
Purchase of common stock held in trust	(630)	—
Dividend payments (post initial public offering)	(13,338)	—
Proceeds from share issuance	—	903,825
Share issuance costs	—	(55,130)
Proceeds from issuance of debt, net of issuance costs	1,308	498,323
Repayment of borrowings from Wendy’s	—	(493,550)
Principal payments on other long-term debt obligations	(1,351)	(1,065)

Net cash provided by (used in) financing activities	(59,024)	852,403
Effect of exchange rate changes on cash	(315)	(4,753)

(Decrease) increase in cash and cash equivalents	(93,162)	791,893
Cash and cash equivalents at beginning of period	176,083	186,182

Cash and cash equivalents at end of period	$82,921	$978,075

Supplemental disclosures of cash flow information:
Interest paid	$9,035	$21,067
Income taxes paid	$44,257	$54,516
Non-cash investing and financing activities:
Capital lease obligations incurred	$2,021	$1,136

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended April 1, 2007	Year ended December 31, 2006

Common stock
Balance at beginning of period	$289	$239
Issuance of common stock	—	50

Balance at end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$918,043	$81,249
Issuance of common stock	—	903,775
Share issuance costs	—	(61,918)
Restricted stock awards	450	484
Change in unearned compensation – restricted stock	547	(5,547)

Balance at end of period	$919,040	$918,043

Treasury stock
Balance at beginning of period	$(64,971)	$—
Purchased during the period (note 9)	(45,013)	(64,971)

Balance at end of period	$(109,984)	$(64,971)

Common stock held in trust
Balance at beginning of period	$(9,171)	$—
Purchased during the period (note 9)	(630)	(9,171)

Balance at end of period	$(9,801)	$(9,171)

Retained earnings
Balance at beginning of period	$248,980	$16,430
Opening adjustment – adoption of FIN 48 (note 3)	(6,708)	—

Adjusted opening retained earnings	242,272	16,430
Net income	59,261	259,596
Dividends (post initial public offering)	(13,338)	(27,046)

Balance at end of period	$288,195	$248,980
Accumulated other comprehensive loss	$(79,334)	$(74,766)

	$1,008,405	$1,018,404

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY –

NUMBER OF SHARES OF COMMON STOCK

(Unaudited)

(in thousands of shares of common stock)

	First quarter ended April 1, 2007	Year ended December 31, 2006

Common stock
Balance at beginning of period	193,303	159,953
Issued during the period	—	33,350

Balance at end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(1,930)	—
Purchased during the period	(1,256)	(1,930)

Balance at end of period	(3,186)	(1,930)

Common stock held in trust
Balance at beginning of period	(266)	—
Purchased during the period	(18)	(266)

Balance at end of period	(284)	(266)

Common stock issued and outstanding	189,833	191,107

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 MANAGEMENT STATEMENT AND BASIS OF PRESENTATION

Tim Hortons Inc. is a Delaware corporation (together with its subsidiaries which are referred to herein as the “Company”) and, prior to March 29, 2006, was a wholly owned subsidiary of Wendy’s International, Inc. (together with its subsidiaries which are referred to herein as “Wendy’s”).

The Company’s principal business is the operation, development and franchising of quick-service restaurants that serve high-quality food including hot and cold coffee, baked goods, sandwiches and soups. As of April 1, 2007, the Company and its franchisees operated 2,724 restaurants in Canada (98.7% franchised) and 340 restaurants in the United States (“U.S.”) (83.8% franchised) under the name “Tim Hortons.”

On March 29, 2006, the Company completed its initial public offering (“IPO”) of 33,350,000 shares of common stock, representing 17.25% of the common stock outstanding. The remaining 82.75% continued to be held by Wendy’s. On September 29, 2006, Wendy’s disposed of its remaining 82.75% interest in the Company, by a special pro-rated dividend distribution of the Company’s stock to Wendy’s shareholders of record on September 15, 2006 and, as a result, since September 30, 2006, the Company’s shares have been widely held.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of April 1, 2007 and December 31, 2006, and the condensed results of operations, comprehensive income (see Note 10) and cash flows for the quarters ended April 1, 2007 and April 2, 2006. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2006 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from the same audited 2006 Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the US$960.0 million note payable to Wendy’s in 2006 resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows are now in Canadian dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation (“SFAS No. 52”). The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada and the Company is primarily managed in Canadian dollars. As a result, the Company has selected the Canadian dollar as its reporting currency.

NOTE 2 CHARGES FROM WENDY’S

General corporate expense allocations represent costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives (including compensation expense related to restricted stock units) that Wendy’s had historically provided to the Company. For the quarters ended April 1, 2007 and April 2, 2006, expense allocations from Wendy’s were based on the amounts determined in accordance with the shared services agreement entered into on March 29, 2006 at the completion of the IPO. All of these allocations are reflected in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The expense allocations under the shared services agreement and charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan are summarized below:

	First quarter ended
	April 1, 2007	April 2, 2006
Expense allocations under the shared services agreement	$263	$2,957
Wendy’s restricted stock unit expense for Company employees	—	852

	$263	$3,809

The Company considered these corporate expense allocations in prior quarters to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company.

NOTE 3 INCOME TAXES

The effective income tax rate for the quarter ended April 1, 2007 was 34.6%, compared to 14.8% for the first quarter ended April 2, 2006. This variance between periods is explained by an accrual for Canadian withholding taxes for intercompany cross border dividends of $2.4 million in the first quarter of 2007 compared to a reversal of $5.8 million in accrued Canadian withholding taxes in the first quarter of 2006 that were no longer expected to be paid. The first quarter 2006 effective tax rate was also favourably impacted by $4.3 million in permanent book and tax differences for losses on certain hedging transactions. The Company does not expect to realize benefits of a similar nature in subsequent periods.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $6.7 million in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The beginning and ending amounts of unrecognized tax benefits for the quarter were $15.7 million and $16.7 million, respectively (long-term portion of $9.7 million and $10.6 million, respectively). Additional amounts of $1.0 million were recognized in the quarter for tax positions related to the current year, net of settlements made for prior years.

Included in the balance at April 1, 2007 are $4.0 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The deferral of the deductibility of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid would subsequently be recovered when the amounts became ultimately deductible.

Of the $16.7 million unrecognized tax benefits at April 1, 2007, approximately $12.7 million would impact the effective tax rate over time, if recognized.

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption of FIN 48 on January 1, 2007 and April 1, 2007, the Company had accrued approximately $3.2 million and $3.4 million, respectively, for the potential payment of interest and penalties, and which were included as a component of the uncertain tax benefits noted above. During the quarter ended April 1, 2007, the Company recorded additional tax expense of $0.2 million related to interest and penalties.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that our unrecognized tax benefits reflect the most probable outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. In addition, the resolution of a matter could be recognized as an adjustment to our provision for income taxes and could affect our effective tax rate in the period of resolution.

The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the 2001 and subsequent taxation years. The Internal Revenue Service is conducting its examination of the Wendy’s consolidated tax group for the years 2005 and 2006 which included the Company up to September 29, 2006. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, actual settlements may differ from amounts accrued. Currently, it is not reasonably possible to determine whether unrecognized tax benefits will increase or decrease within the next twelve months with respect to settlements of tax audits as the Company has, as part of its FIN 48 analysis, made its current estimates on facts and circumstances known to date and cannot predict subsequent or changed facts and circumstances that may affect its current estimates.

The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes the Company until September 29, 2006) described above, is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be accounted for as additional paid-in-capital in the period in which received. Based on verbal representations from Wendy’s management, it is anticipated that the Company will receive a payment from Wendy’s in connection with the 2006 income tax return based on the terms of the tax sharing agreement. However, Wendy’s verbal representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006, upon assessment or reassessment, were to substantially change from what has been represented to the Company, the two parties would need to agree on whether or not any adjustment to the allocation of taxes payable is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration.

NOTE 4 NET INCOME PER SHARE OF COMMON STOCK

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per share of common stock are shown below:

	First quarter ended
	April 1, 2007	April 2, 2006
Net income for computation of basic and diluted earnings per share of common stock	$59,261	$63,590

Weighted average shares outstanding for computation of basic earnings per common share (in thousands)	190,383	161,785
Dilutive restricted stock units (in thousands)	180	—

Weighted average shares outstanding for computation of diluted earnings per share of common stock (in thousands)	190,563	161,785

Basic earnings per share of common stock	$0.31	$0.39

Diluted earnings per share of common stock	$0.31	$0.39

NOTE 5 INVENTORIES AND OTHER, NET

Inventories and other include the following as of April 1, 2007 and December 31, 2006:

	April 1, 2007	December 31, 2006
Inventories – finished goods	$48,321	$43,953
Inventory obsolescence provision	(2,476)	(2,713)

Inventories, net	45,845	41,240
Prepaids and other	16,179	12,648

Total inventories and other, net	$62,024	$53,888

NOTE 6 ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 - Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as, in substance, an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheets. In addition, at April 1, 2007 and December 31, 2006, property and equipment, net included $37.7 million and $39.6 million, respectively, of advertising fund property and equipment.

NOTE 7 ACCRUED EXPENSES – OTHER

Included within other accrued expenses are $21.3 million and $39.3 million related to outstanding gift certificates at April 1, 2007 and December 31, 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.8 million and $0.9 million as at April 1, 2007 and December 31, 2006, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $6.7 million as at April 1, 2007 and $4.9 million as at December 31, 2006 in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

The Company has entered into purchase arrangements with some of its suppliers having terms which generally do not exceed one fiscal quarter. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

Third parties may seek to hold the Company responsible for retained liabilities of Wendy’s. Under the separation agreements, Wendy’s has agreed to indemnify the Company for claims and losses relating to these retained liabilities. However, if those liabilities are significant, and Wendy’s is not able to fully pay or will not make payment, and the Company is ultimately held liable for these liabilities, there can be no assurance that the Company will be able to recover the full amount of its losses from Wendy’s.

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

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the resolution of legal proceedings are included in accounts payable on the Condensed Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 9 CAPITAL STOCK

In 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million, not to exceed 5% the Company’s shares of common stock outstanding as at the time of regulatory approval. Under the stock repurchase program, the Company commenced repurchasing stock in late 2006, after all required regulatory approvals were obtained. The program is expected to be in place until September 28, 2007, but may terminate earlier if either the $200 million maximum or the 5% of outstanding common shares limit is reached. The Company may make such repurchases on either of the New York Stock Exchange (NYSE) and/or the Toronto Stock Exchange (TSX). On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (NCIB) had been filed and received regulatory approval from the TSX authorizing the repurchase by the Company of shares of its stock in an amount not expected to exceed the aforementioned limits as of the date of filing of the NCIB. The Company began implementation of the repurchase program on November 1, 2006. As part of the repurchase program, the Company entered into a Rule 10b5-1, repurchase plan, which allows the Company to purchase its stock at times when the Company may not otherwise be in the market due to regulatory or company restrictions. Purchases will be based on the parameters of the Rule 10b5-1 plan and in addition, the Company made repurchases at management’s discretion under its stock repurchase program, in accordance with regulatory and Company restrictions.

In the first quarter of 2007, the Company purchased 1.3 million shares of common stock for a total cost of $45.0 million under the repurchase program. The total accumulated purchases under this program as at April 1, 2007 are $110.0 million.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In the first quarter of 2007 the Company funded its employee benefit plan trust, which, in turn, purchased approximately 18,000 shares of common stock for $0.6 million. For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock and the trust has been consolidated in accordance with FASB Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”) since the Company is the primary beneficiary as that term is defined by FIN 46R. The trust is used to fix the Company’s cash requirements in connection with the settlement, after vesting, of outstanding restricted stock units to most Canadian officers and employees who are participants in the 2006 Stock Incentive Plan.

NOTE 10 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income are shown below:

	First quarter ended
	April 1, 2007	April 2, 2006
Net income	$59,261	$63,590
Other comprehensive income (loss)
Translation adjustments (net of tax 2007: $nil, 2006: $2,168)	(3,333)	(20,467)

	55,928	43,123
Cash flow hedges:
Net change in fair value of derivatives (net of tax 2007: $84, 2006: $19)	(438)	(7,142)
Amounts realized in earnings during the quarter (net of tax 2007: $8, 2006: $nil)	(797)	7,944

Total cash flow hedges	(1,235)	802

Total comprehensive income	$54,693	$43,925

Total other comprehensive income (loss) consists primarily of translation adjustments related to fluctuations in the Canadian dollar versus the U.S. dollar and activity related to the Company’s cash flow hedges.

NOTE 11 SEGMENT REPORTING

The Company operates in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. In the table below, there were no material amounts of revenues or transfers between reportable segments.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below presents information about reportable segments:

	First quarter ended
	April 1, 2007	% of Total	April 2, 2006	% of Total
Revenues
Canada	$388,212	91.4%	$339,340	91.0%
U.S.	36,396	8.6%	33,418	9.0%

	$424,608	100.0%	$372,758	100.0%

Segment Operating Income (Loss)
Canada	$106,684	104.0%	$91,910	99.6%
U.S.	(4,118)	(4.0)%	393	0.4%

Reportable Segment Operating Income	$102,566	100.0%	$92,303	100.0%

Corporate Charges(1)	(8,361)		(9,192)

Consolidated Operating Income	$94,205		$83,111
Interest, net	(3,625)		(8,476)
Income Taxes	(31,319)		(11,045)

Net Income	$59,261		$63,590

Capital Expenditures
Canada	$25,604	66.5%	$28,901	72.6%
U.S.	12,921	33.5%	10,887	27.4%

	$38,525	100.0%	$39,788	100.0%

(1)	Corporate charges include certain overhead costs which are not allocated to individual business segments and the impact of certain foreign currency exchange gains and losses.

Revenues consisted of the following:

	First quarter ended
	April 1, 2007	April 2, 2006
Sales
Warehouse sales	$235,335	$202,305
Company-operated restaurant sales	15,707	15,380
Sales from restaurants consolidated under FIN46R	27,308	24,966

	$278,350	$242,651

Franchise revenues
Rents and royalties	$127,240	$115,524
Franchise fees	19,018	14,583

	146,258	130,107

Total revenues	$424,608	$372,758

Cost of sales related to Company-operated restaurants were $18.4 million and $17.5 million for the first quarters ended April 1, 2007 and April 2, 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the Company’s franchised locations and system activity for the first quarters ended April 1, 2007 and April 2, 2006:

	First quarter ended
	April 1, 2007	April 2, 2006
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	2,952	2,790
Franchises opened	20	25
Franchises closed	(3)	(6)
Net transfers within the system	5	(4)

Franchise restaurants in operation – end of period	2,974	2,805
Company-operated restaurants, net	90	98

Total systemwide restaurants	3,064	2,903

NOTE 12 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 - Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective for its fiscal 2008 year. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements. This standard is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2006 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on March 9, 2007, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report on Form 10-K and set forth in our Safe Harbor statement attached hereto as Exhibit 99, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of April 1, 2007, 2,974 or 97.1% of our restaurants were franchised, representing 98.7% in Canada and 83.8% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for franchised restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues.

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

Executive Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Also, our business model includes controlling the real estate for most of our franchise restaurants. As of April 1, 2007, we leased or owned the real estate for approximately 81% of our system restaurants, which generates a recurring stream of rental income. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In early 2006, we also began distributing frozen and refrigerated product to some of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors.

In the first quarter of 2007, our revenues increased $51.9 million, or 13.9%, over the first quarter of 2006 as a result of continued average same-store sales gains; growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues; and, the continued expansion of three-channel distribution in Ontario. Operating income increased $11.1 million or 13.3% in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of continued systemwide sales growth and an increase in franchise sales due to a higher number of resales in the first quarter of 2007 compared to the first quarter of 2006. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as distribution income. In the first quarter of 2007, our net income decreased $4.3 million, or 6.8% compared to the first quarter of 2006. The decrease in net income was primarily a result of the lower income tax expense in the first quarter of 2006, the effect of which was partially offset by lower net interest expense. The low 2006 income tax expense reflected certain benefits that did not recur in 2007. Earnings per share were $0.31 in the first quarter of 2007 compared to $0.39 per share of common stock in the first quarter of 2006. The weighted average number of shares outstanding in the first quarter of 2007 was 190.6 million and is 17.8% higher than the weighted average share count in the first quarter of 2006 primarily as a result of the completion of our initial public offering (“IPO”) on March 29, 2006.

        In 2007, the Company commenced rolling out electronic payment systems in Canada to allow for payment by credit card. The Company has entered into an arrangement with one of the major credit card providers for a specified period of time. In 2004, electronic payment systems for credit cards were implemented in the U.S. restaurants. In addition, in late 2007, the Company intends to roll out a cash card in Canada (expected in the U.S. in 2008) whereby customers will be able to load cash onto a card to be used for purchases at system restaurants. These electronic payment systems will provide customers with more payment options.

Selected Operating and Financial Highlights

	First quarter ended
	April 1, 2007	April 2, 2006
Systemwide sales growth (1)	10.4%	14.0%
Average same-store sales growth
Canada (2)	6.3%	8.7%
U.S. (2)	4.0%	9.8%
Systemwide restaurants	3,064	2,903
Revenues (in millions)	$424.6	$372.8
Operating income (in millions)	$94.2	$83.1
Net income (in millions)	$59.3	$63.6
Basic and diluted earnings per share	$0.31	$0.39
Weighted average number of shares of common stock outstanding – Diluted (in millions)	190.6	161.8

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered.

(2)

For Canadian restaurants, average same-store sales based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants, although approximately 97.1% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.

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

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for the first quarters ended April 1, 2007 and April 2, 2006, respectively:

	2007	2006
Canada
Restaurants opened	16	20
Restaurants closed	(3)	(6)

Net change	13	14

U.S.
Restaurants opened	5	7
Restaurants closed	(1)	(3)

Net change	4	4

Total Company
Restaurants opened	21	27
Restaurants closed	(4)	(9)

Net change	17	18

From the end of the first quarter of 2006 to the end of the first quarter of 2007, we opened 191 system restaurants including both franchised and company-operated restaurants, and we had 30 restaurant closures for a net increase of 161 restaurants. Typically, 30 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru.

The following table shows our restaurant count as of April 1, 2007, December 31, 2006 and April 2, 2006.

Systemwide Restaurant Count

	As of April 1, 2007	As of December 31, 2006	As of April 2, 2006
Canada
Company-operated	35	34	35
Franchise	2,689	2,677	2,576

Total	2,724	2,711	2,611

% Franchised	98.7%	98.7%	98.7%
U.S.
Company-operated	55	61	63
Franchise	285	275	229

Total	340	336	292

% Franchised	83.8%	81.8%	78.4%
Total system
Company-operated	90	95	98
Franchise	2,974	2,952	2,805

Total	3,064	3,047	2,903

% Franchised	97.1%	96.9%	96.6%

Operating Income

For the quarter ended April 1, 2007, we recorded operating income of $94.2 million, an increase of $11.1 million, or 13.3%, compared to the first quarter of 2006. This increase is due primarily to strong revenue growth from both same-store sales and new unit expansion as well as higher distribution income and higher franchise fee revenue (driven primarily from higher resales) in the first quarter of 2007 compared to the first quarter of 2006. Income from equity investments was $1.3 million higher than the first quarter of 2006. Our key joint ventures are our bakery joint venture and our TIMWEN Partnership (which leases most of the Canadian Tim

Hortons/Wendy’s combination restaurants). This increase was mainly a result of a non-cash tax benefit recognized in the first quarter of 2007. We do not expect this joint venture to realize tax benefits of a similar nature in subsequent periods. In addition to the tax benefit, our significant equity investments generated moderate operating income gains in the first quarter of 2007 compared to the first quarter of 2006.

The Guelph distribution facility commenced operations in the first quarter of 2006. We began the transition to three-channel delivery in April 2006. Three-channel delivery has shelf-stable, refrigerated and frozen products on the same truck. We anticipate that this centre will be fully operational in late 2007 and will service approximately 85% of our Ontario stores. During this phase-in period for refrigerated and frozen distribution, we face higher distribution costs without the full benefit of the new distribution revenues. During the transition period, revenues will increase as a result of the addition of some frozen and refrigerated products to our distribution operations. Sales margins on frozen products are lower than some of our other products, however, commencing in the fourth quarter of 2006, our Guelph distribution facility has been a positive contribution to our operating income. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our stores efficiently and effectively while contributing to our profitability.

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We therefore have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations.

Segment operating income increased $10.3 million, or 11.1%, for the first quarter of 2007 compared to the first quarter of 2006. Our Canadian segment operating income increased by $14.8 million, or 16.1%. Canadian average same-store sales increased 6.3% over the first quarter of 2006, of which pricing contributed approximately 1.5% of this increase. We opened 16 new system restaurants in Canada in the first quarter of 2007.

The U.S. operating segment loss was $4.1 million in the first quarter of 2007 compared to $0.4 million income in the first quarter of 2006 due to the following factors: increased relief given to franchisees, in part due to the number of new store openings late in 2006; higher general and administrative expenses; lower profit in our coffee roasting operations; higher Company-operated restaurant losses; and, lower franchise fee revenues. U.S. average same-store sales increased 4.0% in the quarter compared to 2006, of which pricing contributed approximately 4% of this increase. Our first quarter U.S. same-store sales increases were below our long-term targets of 6%-7%, primarily due to a milder winter in the first quarter of 2006, and heavier competition, as well as the number of new restaurants opened late in 2006. We remain optimistic that we can achieve our previously disclosed targets for 2007. We opened 5 new restaurants in the U.S. versus 7 new restaurant openings in the first quarter of 2006. We anticipate that U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we continue our growth and expansion into new markets. As we enter new markets, average units sales volumes for our franchisees may be lower than sales levels in our more established markets. In certain situations, we provide relief in the areas of rents and royalties, and in some cases, relief on other operating costs, for a period of time to support these franchisees.

Overall, our total segment operating income from our reportable segments as a percentage of total revenues was 24.1% and 24.8% for the quarters ended April 1, 2007 and April 2, 2006, respectively.

The following tables show information about the operating income of our reportable segments:

Operating Income (Loss)

	First quarter				Change from prior quarter
	April 1, 2007	% of Revenues	April 2, 2006	% of Revenues
					Dollars	Percentage
	(in thousands, except where noted)
Canada	$106,684	25.1%	$91,910	24.7%	$14,774	16.1%
U.S.	(4,118)	(1.0)%	393	0.1%	(4,511)	n/m

Total Segment operating income	102,566	24.1%	92,303	24.8%	10,263	11.1%
Corporate(1)	(8,361)	(1.9)%	(9,192)	(2.5)%	831	9.0%

Total operating income	$94,205	22.2%	$83,111	22.3%	$11,094	13.3%

(1)	Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses.

n/m	not meaningful

The Company, in partnership with Cuisine de France and SPAR Ratoath, Co Meath, Ireland have launched coffee and donut self serve kiosks in SPAR convenience stores in Ireland. The self-serve kiosks, featuring Tim Hortons coffee and a selection of donuts, were tested and introduced over the past few months. The rollout is being managed by Cuisine de France, under license from Tim Hortons, and the kiosks are operated by independent SPAR retailers. At present, the distribution of coffee and donuts through SPAR with respect to these self-serve kiosks is not expected to be a material contributor to Tim Hortons net income, although it will result in incremental warehouse sales and royalties.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s as well as with respect to various post-separation matters. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement.

Presently, the only services Wendy’s continues to provide under the shared services agreement are certain information technology services primarily related to our general ledger and U.S. fixed asset subledger, that have continued to be provided by Wendy’s since our IPO. Under the terms of the shared services agreement, these services are terminable on twelve months’ notice. Although the underlying license agreement with the third-party software vendor extends for 18 months following our separation from Wendy’s, and we expected that Wendy’s would continue to provide the hosting services for this entire period, we received a twelve-month termination notice from Wendy’s on December 27, 2006. We continue to negotiate with Wendy’s regarding an extension of these information technology services until March 2008; however, we are also taking steps to implement a new general ledger system and U.S. fixed asset subledger prior to the Wendy’s termination date (December 28, 2007). Although we will be simultaneously implementing these systems, we currently consider it advisable to maintain the Wendy’s systems as systems of record for the information technology services provided by Wendy’s for each quarter in 2007. We are aware of risks associated with bringing systems online in the last quarter of a reporting period, including with respect to Sarbanes-Oxley Section 404 compliance and continue to explore the various options and contingency plans available to us in order to mitigate these risks, to the extent possible. We expect the costs in 2007 to utilize the information technology services from Wendy’s will be approximately US$1.0 million. We also continue to have interdependencies with Wendy’s with respect to income taxes (see “Income Taxes”).

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the first quarter of 2007 as compared to the first quarter of 2006.

	First quarter ended				Change from prior quarter
	April 1, 2007	% of Revenues	April 2, 2006	% of Revenues
					$	%
Revenues
Sales	$278,350	65.5%	$242,651	65.1%	$35,699	14.7%
Franchise revenues:
Rents and royalties(1)	127,240	30.0%	115,524	31.0%	11,716	10.1%
Franchise fees	19,018	4.5%	14,583	3.9%	4,435	30.4%

	146,258	34.5%	130,107	34.9%	16,151	12.4%

Total revenues	424,608	100.0%	372,758	100.0%	51,850	13.9%

Costs and expenses
Cost of sales	247,404	58.3%	213,912	57.4%	33,492	15.7%
Operating expenses	47,176	11.1%	42,995	11.5%	4,181	9.7%
Franchise fee costs	16,403	3.9%	13,917	3.7%	2,486	17.9%
General and administrative expenses	28,750	6.8%	28,286	7.6%	464	1.6%
Equity income	(9,777)	(2.3)%	(8,453)	(2.3)%	(1,324)	15.7%
Other (income) expense, net	447	0.1%	(1,010)	(0.3)%	1,457	n/m

Total costs and expenses, net	330,403	77.8%	289,647	77.6%	40,756	14.1%

Operating income	94,205	22.2%	83,111	22.3%	11,094	13.3%

Interest (expense)	(5,621)	(1.3)%	(4,116)	(1.1)%	(1,505)	n/m
Interest income	1,996	0.5%	2,429	0.7%	(433)	n/m
Affiliated interest (expense), net	—	—%	(6,789)	(1.8)%	6,789	n/m

Income before income taxes	90,580	21.3%	74,635	20.0%	15,945	21.4%
Income taxes	31,319	7.4%	11,045	3.0%	20,274	n/m

Net income	$59,261	13.9%	$63,590	17.1%	$(4,329)	(6.8)%

n/m – The comparison is not meaningful

(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 96 and 87 franchises on average in the first quarters of 2007 and 2006, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do however result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	First quarter ended
	April 1, 2007	April 2, 2006
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$964,876	$878,980
U.S. (in thousands of U.S. dollars)	$67,812	$56,332

Revenues

Sales

In the first quarter of 2007, sales were $278.4 million, an increase of $35.7 million, or 14.7%, over the first quarter of 2006. Warehouse sales increased $33.0 million, or 16.3%. The distribution of frozen and refrigerated products increased warehouse sales by $19.5 million in the first quarter of 2007 as compared to the first quarter of 2006. The increase in the number of franchise restaurants open and higher average same-store sales contributed $12.7 million of the quarter-over-quarter increase. The remaining increase in warehouse sales was primarily related to product mix and price increases.

Company-operated restaurant sales were $15.7 million and $15.4 million in the first quarter of 2007 and 2006, respectively.

The consolidation under FIN 46R of 96 and 87 franchise restaurants on average during the first quarter of 2007 and 2006 resulted in sales of $27.3 million and $25.0 million, respectively.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $11.7 million, or 10.1%, in the first quarter of 2007 over the first quarter of 2006. This increase was consistent with systemwide sales growth of 10.4%. Our net growth in both rental income and royalty income is primarily driven by an increase of approximately $8.6 million due to the positive average same-store sales growth over this time period and approximately $4.9 million increase due to an increase in the number of franchised restaurants open. Stronger same-store sales growth was driven by our promotional calendar, new product offerings, continuous improvement at store level operations and price increases in some regions. This increase was partially offset by higher rent and royalty relief provided to our U.S. franchisees. As we continue to grow and expand into new markets, our franchisees may experience losses and, in certain situations, we may provide financial relief for a period of time to help offset these losses.

Franchise Fees. Franchise fees during the first quarter of 2007 increased $4.4 million, or 30.4%, from the first quarter of 2006, mainly due a higher number of resales and replacement restaurants in Canada of $5.4 million, offset by $1.1 million due to fewer new restaurant sales in the first quarter of 2007 as compared to the first quarter of 2006. Our resales in Canada in the first quarter of 2007 were higher when compared to the first quarter of 2006 mainly due to a higher number of sales of restaurants to franchisees formerly under operator arrangements.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $33.5 million, or 15.7% compared to the first quarter of 2006. This increase was primarily driven by an increase in warehouse cost of sales of $30.4 million, or 17.2%, during the period. The distribution of frozen and refrigerated products increased warehouse cost of sales by $18.2 million in the first quarter of 2007 as compared to the first quarter of 2006. The increase in the number of franchise restaurants open and higher average same-store sales contributed $12.0 million of the quarter over quarter increase. The remaining increase in warehouse cost of sales was primarily related to product mix and cost changes.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. These costs increased to $18.4 million in the first quarter 2007 compared to $17.5 in the first quarter of 2006. The number of Company-operated restaurants decreased to 90 restaurants in the first quarter of 2007 as compared to 98 restaurants in the first quarter 2006.

The consolidation of 96 and 87 franchise restaurants, on average, under FIN 46R during the quarters ended April 1, 2007 and April 2, 2006, respectively, resulted in cost of sales of $21.5 million and $19.3 million, respectively.

Operating Expenses

Total operating expenses representing primarily rent expense and property costs increased by $4.2 million, or 9.7%, in the first quarter of 2007 as compared to the first quarter of 2006. Our Canadian operations contributed the majority of the change with an increase of $3.0 million in rent expense and other property and support costs during the period as a result of an increase of 90 properties being leased and then subleased to franchisees since April 2, 2006. As at April 1, 2007, there were 2,134 properties owned or leased by us in Canada and then subleased to franchisees, compared to 2,044 such properties as at April 2, 2006. Rent expense also increased due to higher percentage rent costs on certain properties resulting from the increases in systemwide sales.

Franchise Fee Costs

Franchise fee costs increased $2.5 million, or 17.9%, from the first quarter of 2006, mainly due to an increase of $2.7 million in equipment costs relating to restaurant sales and resales, offset by $0.2 million in lower support costs and expenses associated with establishing a franchisee’s business.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. This expense category also includes charges from Wendy’s under the shared services agreement.

General and administrative expenses increased $0.5 million from $28.3 million in the first quarter ended April 2, 2006 to $28.8 million in the first quarter of 2007. The increase is primarily attributable to higher professional fees incurred as a result of being a public company. In the first quarter of 2007, we incurred approximately $1.4 million in costs related to the printing and mailing of our first Form 10-K annual report, proxy statement and other shareholder materials, as well as other public company costs; however, in the first quarter of 2006, we incurred costs associated with the IPO of $1.6 million. Our salaries and benefit costs and insurance costs have increased in the first quarter of 2007, with the lower shared services costs from Wendy’s partially offsetting these increases, as anticipated. As a percentage of revenues, general and administrative expenses decreased from 7.6% in the first quarter of 2006 to 6.8% in the first quarter of 2007.

Restricted stock unit expense for the first quarter of 2007 was $1.0 million compared to $0.9 million for the first quarter of 2006. As previously disclosed, we expect to incur approximately $8.5 million to $9.5 million of compensation expense in fiscal 2007 related to the full-year impact of the issuance of those restricted stock units granted in 2006 and restricted stock units granted in 2007, including the impact of immediately expensing grants to retirement-eligible employees. As part of our normal compensation plan, our 2007 grant was made on May 8, 2007. Compensation expense for the second quarter of 2007 will be approximately $4.0 million to $4.5 million and subsequent quarters of 2007 will be approximately $1.7 million.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits™ and bread products and our TIMWEN Partnership which leases Canadian Tim Hortons/Wendy’s combination restaurants. In the first quarter of 2007, equity income was $9.8 million, up $1.3 million from the first quarter of 2006 primarily as a result of a non-cash tax benefit recognized by one of our key joint ventures in the first quarter of 2007 as well as modest operating gains at both of these joint ventures. We do not expect this joint venture to realize tax benefits of a similar nature in subsequent periods.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest. Other income, net of other expenses, decreased by $1.5 million from the first quarter of 2006 relating primarily to foreign exchange gains and gain on sale of assets in the first quarter of 2006 that did not recur in the first quarter of 2007.

Interest Expense (Including Affiliated Interest Expense, Net)

Total interest expense, including interest on our credit facilities and interest from affiliate debt, was $5.6 million in the first quarter of 2007 and $10.9 million in the first quarter of 2006, a decrease of $5.3 million.

Affiliate interest expense, net, decreased $6.8 million primarily as a result of the repayment in March and April 2006 of the US$960.0 million note payable to Wendy’s. This note had an interest rate of 3% per annum. We repaid US$427.4 million in principal, plus accrued interest of US$12.7 million, on March 3, 2006 with available cash and the net proceeds from $500.0 million in indebtedness we incurred under our new credit facilities and bridge loan facility. On April 26, 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million in principal, plus accrued interest of US$2.0 million, using the proceeds from our IPO. We do not expect to have similar borrowings from Wendy’s in the future. We repaid the $200 million bridge loan facility in April 2006, leaving $300 million outstanding on our credit facilities.

Interest expense incurred on our credit facilities was $5.6 million in the first quarter of 2007, an increase of $1.5 million from the first quarter of 2006. This increase is primarily a result of having $300 million of borrowings outstanding during the entire first quarter of 2007 versus having $500 million of borrowings outstanding for one month in the first quarter of 2006.

Interest Income

Interest income was $2.0 million in the quarter ended April 1, 2007 and $2.4 million in the first quarter of 2006, primarily relating to lower average cash balances on hand, partially offset by interest income derived from higher interest rates in Canada.

Income Taxes

The effective income tax rate for the quarter ended April 1, 2007 was 34.6%, compared to 14.8% for the first quarter ended April 2, 2006. This variance between periods includes an accrual for Canadian withholding taxes for intercompany cross border dividends of $2.4 million for the first quarter of 2007 compared to a reversal of $5.8 million in accrued Canadian withholding taxes in the first quarter of 2006 that were no longer expected to be paid. The first quarter 2006 effective tax rate was also favourably impacted by $4.3 million in permanent book and tax differences for losses on certain hedging transactions. As we previously reported, we did not expect to realize the 2006 benefits in subsequent periods.

We adopted the provisions of FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately $6.7 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additional amounts recognized in the quarter for tax positions related to the current and prior years, net of reductions for tax positions of prior years, settlements made and lapses of the applicable statutes of limitation in the quarter was approximately $1.0 million. Refer to the Condensed Consolidated Financial Statements, Note 3 for further details.

The allocation of taxes payable between us and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes us until September 29, 2006), is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be accounted for as additional paid-in-capital in the period in which received. Based on verbal representations from Wendy’s management, it is anticipated that we will receive a payment from Wendy’s in connection with the 2006 income tax return based on the terms of the tax sharing agreement. However, Wendy’s verbal representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006, upon assessment or reassessment, were to substantially change from what has been represented to us, the two parties would need to agree on whether any adjustment to the allocation of taxes payable is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration.

Comprehensive Income

In the first quarter of 2007, comprehensive income was $54.7 million compared to $43.9 million in the first quarter of 2006. Net income decreased $4.3 million from the first quarter of 2006 to the first quarter of 2007. Other components of comprehensive income included translation expense of $3.3 million and an unrealized gain on derivatives of $1.2 million, net of tax.

Liquidity and Capital Resources

Overview

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants and general corporate needs. Historically, our working capital needs have not been significant because of our focused management of accounts receivable and inventory. Operating cash flows have historically funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. In the first quarter of 2007, we generated $1.8 million of cash as compared to cash used by operations of $17.2 million in the first quarter of 2006 for a net change of $19.0 million. We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next 12 months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our current credit facilities. Our financial covenants are described within the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings were significant, our capital structure could be weakened and it is possible that we might not be able to borrow on terms which are acceptable. Other covenants in our credit facilities may limit our ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of our business; enter into transactions with affiliates; and restrict dividends or enter into certain restrictive agreements.

In the first quarter of 2007, we continued to repurchase shares under our previously announced stock repurchase program which authorized the Company to purchase up to $200 million, not to exceed 5% of outstanding shares of common stock at the time of the approval in November 2006. In the first quarter of 2007, we spent $45.0 million to repurchase 1.26 million shares under this program. As at April 1, 2007, we have purchased an aggregate of 3.2 million shares for a total cost of $110.0 million of the $200 million repurchase program.

When evaluating our leverage position we look at metrics that consider the impact of long term operating and capital leases as well as other long term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant interests in real estate.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities was $1.8 million in the first quarter 2007 as compared to $17.2 million used in operating activities in the first quarter of 2006. Operating cash flows increased by $19.0 million in the first quarter of 2007 as compared to the first quarter of 2006. In the first quarter of 2006, the Company paid US$13.1 million ($15.4 million) to settle certain foreign currency contracts. In addition, tax payments were $10.3 million lower in the first quarter of 2007 compared to the first quarter of 2006. Operating cash flows are impacted by the timing of other working capital movements as a result of growth in the business.

Investing Activities. Net cash used in investing activities totaled $35.6 million in the first quarter 2007 compared to $38.5 million in the first quarter of 2006. Capital expenditures in the first quarter of 2007 were $38.5 million, which were down slightly versus the first quarter 2006 capital expenditures of $39.8 million.

Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. In 2007, we will begin to contribute up to 50% of the funding required for certain renovation costs on property that we own or lease, not including equipment replacements, upgrades, and certain other improvements and fixtures, with the franchisee paying the remaining portion of the renovation costs. This is an increase from approximately one-third, the percentage of total costs which we contributed in the past several years. A summary of capital expenditures for the quarter is as follows:

	First quarter ended
	April 1, 2007	April 2, 2006
	(in millions)
Capital expenditures
New restaurants	$24.5	$23.1
Store replacements and renovations	10.0	5.7
Guelph Distribution Centre and other capital needs	4.0	11.0

Total capital expenditures	$38.5	$39.8

In the first quarter of 2007, capital expenditures were $38.5 million for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. Capital spending in the first quarter of 2006 was $39.8 million, of which $8.1 million was spent on our Guelph Distribution facility. In the first quarter of 2007, we opened 16 new restaurants in Canada and 5 in the U.S. compared with 20 in Canada and 7 in the U.S. in the first quarter of 2006. We continue to expect future capital needs related to our normal business activities will be funded through ongoing operations.

Financing Activities. Financing activities used cash of $59.0 million in the first quarter of 2007 and provided cash of $852.4 million in the first quarter of 2006. In the first quarter of 2007, we repurchased $45.0 million of treasury shares and paid $13.3 million in dividends to our stockholders.

In the first quarter of 2006, we entered into new credit facilities providing $498.3 million net proceeds related to debt in the principal amount of $500.0 million and incurred $1.7 million in financing costs that have been deferred over the terms of the related facilities. The net proceeds from the new credit facilities plus available cash were used to repay a portion of the outstanding principal under the US$960.0 million note to Wendy’s plus accrued interest, totaling $493.6 million. In April 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million principal plus accrued interest of US$2.0 million ($2.4 million) using the proceeds from our IPO. In addition, during the first quarter of 2006, we completed our IPO, issuing 33.35 million shares of our common stock at an offering price of $27.00 (US$23.162) per share. The IPO generated cash proceeds of $903.8 million and share issue costs paid in the first quarter of 2006 were $55.1 million.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of April 1, 2007 and April 2, 2006 as that term is described by the SEC.

Basis of Presentation

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been be carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. With the completion of the IPO and the repayment of the indebtedness to Wendy’s, there is no longer a significant inter-relatedness with Wendy’s, and Tim Hortons Inc.’s cash flows have changed to be predominantly Canadian-dollar based. As a result, the functional currency of Tim Hortons Inc. and several subsidiaries was changed to the Canadian dollar when the indebtedness to Wendy’s was repaid in April 2006. The functional currency of each of our operating subsidiaries is the local currency in which each subsidiary operates, which is the Canadian or U.S. dollar or the Euro. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars.

Application of Critical Accounting Policy

The consolidated financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”) which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $6.7 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 3 for more information on income taxes.

Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of the Company’s critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007, which are incorporated herein by reference.

Recently Issued Accounting Standards

SFAS No. 157 - Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective for its fiscal 2008 year. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements. This standard is not expected to have any impact on the Company’s results of operations, financial condition and liquidity.

Market Risk

Our exposure to various market risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about market risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about foreign exchange risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about interest rate risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s most recent Form 10-K, filed March 9, 2007, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, and type and quality of food; changes in economic and political conditions, consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions), and other conditions; harsh weather and other calamities; food costs; labour cost and availability; benefit costs; legal claims; disruptions in supply chain or changes in the price, availability and shipping costs (including changes in international commodity markets, especially for coffee); risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risk associated with certain ongoing transactions and contractual agreements with Wendy’s International Inc.; risk associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; risk associated with the Company’s debt obligations; and other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 0-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward- looking statements incorrect or misleading.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 26 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	During the first quarter of 2007, we implemented a consolidation and financial reporting system, thereby eliminating certain excel-based processes. In connection with the consolidation and financial reporting system implementation, we have modified or replaced the design and documentation of certain internal control processes and procedures. Except for the preceding changes, there was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2007, as well as information in our other public filings, press releases, and in our safe harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share (Cdn.) (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (2) (4)
Monthly Period #1 (January 1, 2007 — January 31, 2007)	423,748		$35.41	423,748	$120,047,908
Monthly Period #2 (February 1, 2007 — February 28, 2007)	423,296	(3)	$36.93	405,869	$105,047,926
Monthly Period #3 (March 1, 2007 — March 31, 2007)	425,683		$35.25	425,683	$90,047,941

Total	1,272,727		$35.86	1,255,300	$90,047,941

(1)	Inclusive of commissions paid to the broker to repurchase the shares.

(2)	Exclusive of commissions paid to the broker to repurchase the shares.

(3)

As previously announced, on November 17, 2006, The TDL Group. Corp., a Canadian subsidiary of Tim Hortons Inc. (“TDL”), established, as settlor, The TDL RSU Plan Trust, a trust under the laws of Nova Scotia (“Trust”), of which Computershare Trust Company of Canada is the Trustee. On February 19, 2007, the Trustee, on behalf of the Trust, purchased 17,427 shares on the TSX through a broker, the same broker utilized for the Company’s publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement of restricted stock units awarded to most of the Company’s eligible Canadian employees under the Company’s 2006 Stock Incentive Plan (“Plan”) upon vesting. As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by TDL to distribute shares to most Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists, nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at the direction of TDL, the Trustee may acquire additional shares of Company stock with such cash in order to obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units. In creating the Trust, it was contemplated that the Trust would be used to acquire additional shares in the future to fix cash flow requirements that may arise in connection with restricted stock unit grants to certain Canadian employees made in the future under the Plan.

(4)

On August 31, 2006, the Company first announced that its Board of Directors had approved of the Company’s inaugural share repurchase program of up to $200 million, subject to regulatory approval, which program would commence following the distribution by Wendy’s of the shares of the Company then owned by Wendy’s. On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (“NCIB”) had been filed and received regulatory approval from the TSX authorizing the Company to commence its previously approved repurchase program through the facilities of the TSX. The NCIB approval authorized the repurchase by the Company of shares of its stock in an amount not expected to exceed $200 million, and in no event in excess of 5% of the Company’s outstanding common stock as of the date of filing of the NCIB. The expiration date of this repurchase program shall be the earlier to occur of (i) the purchase of $200 million of stock or 5% of the Company’s outstanding shares, as described above, or (ii) September 28, 2007. The Company began implementation of the repurchase program on November 1, 2006 and purchases are expected to continue until the stated expiration date. As part of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate its repurchase activity. A Rule 10b5-1 repurchase plan allows the Company to purchase its shares at times when it ordinarily would not be in the market due to regulatory or company restrictions. The Company repurchases have been, and the Company anticipates that they will continue to be made on the TSX and the NYSE. No repurchase plan or program established by the Company expired or was terminated by the Company during the first quarter of 2007. Numbers reflected in columns (c) and (d) do not include Trust purchases described in footnote (1) above; but rather, the actual dollar amount remaining available under the Company’s publicly announced share repurchase program.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Tim Hortons Inc. was held on May 4, 2007 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Securities Exchange Act of 1934, as amended, filed with the SEC March 23, 2007 (the “Proxy Statement”). The following matters were submitted to a vote of our security holders, which were acted upon by proxy or in person at the Annual Meeting.

Election of Directors

The first matter before the shareholders was the election of three directors of Tim Hortons Inc., each with a three year term (expiring 2010). There was no solicitation in opposition to the three nominees recommended by our Board of Directors and described in the Proxy Statement. The following table sets forth the name of each director elected at the meeting and the number of votes for, or withheld from, each nominee:

Name of Director	For	Withheld
Michael J. Endres	145,514,553	2,536,793
John Lederer	145,985,130	2,066,216
Craig S. Miller	145,934,229	2,117,117

The following directors did not stand for re-election at the Annual Meeting because their terms extended beyond the date of the Annual Meeting. The year in which each director’s term expires is indicated in parentheses following the director’s name: M. Shan Atkins (2008), Frank Iacobucci (2008), Wayne C. Sales (2008), David P. Lauer (2009), David H. Lees (2009), and Paul D. House (2009). The term of J. Randolph Lewis expired at the Annual Meeting. As previously announced, Mr. Lewis previously expressed his intent not to seek re-election as he will remain on the board of directors of Wendy’s International, Inc. In addition, Mr. Lauer cannot serve on both the Company’s Board of Directors and the Wendy’s Board of Directors after September 29, 2007.

Ratification of Appointment of Independent Registered Public Accounting Firm

The second matter was the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 30, 2007. The following table sets forth the number of votes cast for, against, and abstentions for this matter:

	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP	147,548,472	255,662	247,212

The matter, having received the affirmative vote of greater than a majority of the votes cast at the Annual Meeting, was adopted and approved.

Approval of Resolution Regarding Certain Amendments to the Company’s 2006 Stock Incentive Plan

The third matter was the approval of the resolution regarding amendments to the Tim Hortons Inc. 2006 Stock Incentive plan. The following table sets forth the number of votes cast for, against, abstentions, and broker non-votes for this matter:

	For	Against	Abstain	Broker Non-Votes
Adoption of resolution regarding amendments to the Company’s 2006 Stock Incentive Plan	103,637,460	33,556,360	533,049	10,324,477

The matter, having received the affirmative vote of greater than a majority of the votes cast at the Annual Meeting, was adopted and approved.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 33.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: May 10, 2007	/s/ Cynthia J. Devine
Cynthia J. Devine
Executive Vice President and Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
10(a)	Tim Hortons Inc. 2006 Stock Incentive Plan	Incorporated by reference from the Company’s Proxy Statement under Regulation 14(a), filed with the SEC on March 23, 2007

10(b)	Non-Employee Director Deferred Stock Unit Plan

10(c)	Form of Restricted Stock Unit Award Agreement for Canadian Employees

10(d)	Form of Restricted Stock Unit Award Agreement for U.S. Employees

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995