Form 10-Q
period 2007-07-01
Tim Hortons Inc.
filed 2007-08-09
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common shares, US$0.001 par value per share	188,197,561 shares

Exhibit Index on page 38.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share data)

	Second quarter ended July 1, 2007	Second quarter ended July 2, 2006
Revenues
Sales	$307,994	$263,453
Franchise revenues
Rents and royalties	140,114	126,843
Franchise fees	17,149	16,475

	157,263	143,318

Total revenues	465,257	406,771

Costs and expenses
Cost of sales	269,847	229,278
Operating expenses	50,088	43,748
Franchise fee costs	17,074	17,011
General and administrative expenses (note 2)	30,810	27,493
Equity income	(9,235)	(9,144)
Other expense (income), net	333	(123)

Total costs and expenses, net	358,917	308,263

Operating income	106,340	98,508
Interest expense	(6,143)	(6,652)
Interest income	1,324	4,433
Affiliated interest expense, net	—	(1,087)

Income before income taxes	101,521	95,202
Income taxes (note 3)	34,282	18,892

Net income	$67,239	$76,310

Basic and diluted earnings per share of common stock (note 4)	$0.36	$0.39

Weighted average number of shares of common stock outstanding — Basic (in thousands)	189,017	193,303

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	189,253	193,303

Dividend per share of common stock (post initial public offering)	$0.07	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share data)

	Year-to-date Period ended July 1, 2007	Year-to-date Period ended July 2, 2006
Revenues
Sales	$586,344	$506,104
Franchise revenues
Rents and royalties	267,354	242,367
Franchise fees	36,167	31,058

	303,521	273,425

Total revenues	889,865	779,529

Costs and expenses
Cost of sales	517,251	443,190
Operating expenses	97,264	86,743
Franchise fee costs	33,477	30,928
General and administrative expenses (note 2)	59,560	55,779
Equity income	(19,012)	(17,597)
Other expense (income), net	780	(1,133)

Total costs and expenses, net	689,320	597,910

Operating income	200,545	181,619
Interest expense	(11,764)	(10,768)
Interest income	3,320	6,862
Affiliated interest expense, net	—	(7,876)

Income before income taxes	192,101	169,837
Income taxes (note 3)	65,601	29,937

Net income	$126,500	$139,900

Basic and diluted earnings per share of common stock (note 4)	$0.67	$0.79

Weighted average number of shares of common stock outstanding — Basic (in thousands)	189,732	177,544

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	189,981	177,544

Dividend per share of common stock (post initial public offering)	$0.14	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of Canadian dollars)

	July 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$98,610	$176,083
Accounts receivable, net	117,466	110,403
Notes receivable, net	13,351	14,248
Deferred income taxes	12,717	6,759
Inventories and other, net (note 5)	69,560	53,888
Advertising fund restricted assets (note 6)	25,072	25,513

Total current assets	336,776	386,894
Property and equipment, net	1,148,047	1,164,536
Notes receivable, net	13,152	16,504
Deferred income taxes	21,542	23,579
Intangible assets, net	3,414	3,683
Equity investments	139,050	139,671
Other assets	9,869	10,120

Total assets	$1,671,850	$1,744,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$99,299	$115,570
Accrued expenses
Salaries and wages	11,951	18,927
Taxes	20,717	27,103
Other (note 7)	48,669	66,262
Advertising fund restricted liabilities (note 6)	42,192	41,809
Current portion of long-term obligations	5,826	5,518

Total current liabilities	228,654	275,189

Long-term obligations
Term debt	325,483	325,590
Advertising fund restricted debt (note 6)	18,876	23,337
Capital leases	46,590	44,774

Total long-term obligations	390,949	393,701

Deferred income taxes	17,449	17,879
Other long-term liabilities	53,698	39,814
Commitments and contingencies (note 8)
Stockholders’ equity
Common stock (U.S. $0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 shares	289	289
Capital in excess of par value	919,063	918,043
Treasury stock, at cost: 4,479,621 and 1,930,244 shares, respectively (note 9)	(154,577)	(64,971)
Common stock held in trust, at cost: 421,344 and 266,295 shares, respectively (note 9)	(14,659)	(9,171)
Retained earnings	342,185	248,980
Accumulated other comprehensive loss:
Cumulative translation adjustments and other	(111,201)	(74,766)

Total stockholders’ equity	981,100	1,018,404

Total liabilities and stockholders’ equity	$1,671,850	$1,744,987

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date Period ended July 1, 2007	Year-to-date Period ended July 2, 2006
Net cash provided from operating activities	$118,785	$4,605
Cash flows from (used in) investing activities
Capital expenditures	(70,359)	(73,917)
Principal payments on notes receivable	4,114	2,617
Other investing activities	(1,211)	(1,459)

Net cash (used in) investing activities	(67,456)	(72,759)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(90,025)	—
Purchase of common stock held in trust	(7,233)	—
Dividend payments (post initial public offering)	(26,587)	—
Purchase of common stock for settlement of restricted stock units	(110)	(1,866)
Proceeds from share issuance	—	903,825
Share issuance costs	—	(61,293)
Proceeds from issuance of debt, net of issuance costs	2,448	499,666
Repayment of borrowings from Wendy’s	—	(1,087,968)
Principal payments on other long-term debt obligations	(2,541)	(202,119)

Net cash (used in) provided from financing activities	(124,048)	50,245
Effect of exchange rate changes on cash	(4,754)	(34,139)

Decrease in cash and cash equivalents	(77,473)	(52,048)
Cash and cash equivalents at beginning of period	176,083	186,182

Cash and cash equivalents at end of period	$98,610	$134,134

Supplemental disclosures of cash flow information:
Interest paid	$15,485	$30,014
Income taxes paid	$73,835	$96,758
Non-cash investing and financing activities:
Capital lease obligations incurred	$5,992	$3,410

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date Period ended July 1, 2007	Year ended December 31, 2006
Common stock
Balance at beginning of period	$289	$239
Issuance of common stock	—	50

Balance at end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$918,043	$81,249
Issuance of common stock	—	903,775
Share issuance costs	—	(61,918)
Restricted stock awards	6,117	484
Change in unearned compensation – restricted stock	(5,097)	(5,547)

Balance at end of period	$919,063	$918,043

Treasury stock
Balance at beginning of period	$(64,971)	$—
Purchased during period (note 9)	(90,025)	(64,971)
Issued during period (note 9)	419	$—

Balance at end of period	$(154,577)	$(64,971)

Common stock held in trust
Balance at beginning of period	$(9,171)	$—
Purchased during period (note 9)	(7,233)	(9,171)
Disbursed from trust during period (note 9)	1,745	$—

Balance at end of period	$(14,659)	$(9,171)

Retained earnings
Balance at beginning of period	$248,980	$16,430
Opening adjustment – adoption of FIN 48 (note 3)	(6,708)	—

Adjusted opening retained earnings	242,272	16,430
Net income	126,500	259,596
Dividends (post initial public offering)	(26,587)	(27,046)

Balance at end of period	$342,185	$248,980

Accumulated other comprehensive loss
Balance at beginning of period	$(74,766)	$(39,438)
Other comprehensive loss (note 10)	(36,435)	(35,328)

Balance at end of period	$(111,201)	$(74,766)

	$981,100	$1,018,404

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY –

NUMBER OF SHARES OF COMMON STOCK

(Unaudited)

(in thousands of shares of common stock)

	Year-to-date Period ended July 1, 2007	Year ended December 31, 2006
Common stock
Balance at beginning of period	193,303	159,953
Issued during period	—	33,350

Balance at end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(1,930)	—
Purchased during period	(2,562)	(1,930)
Issued during period	12	—

Balance at end of period	(4,480)	(1,930)

Common stock held in trust
Balance at beginning of period	(266)	—
Purchased during period	(207)	(266)
Disbursed from trust during period	52	—

Balance at end of period	(421)	(266)

Common stock issued and outstanding	188,402	191,107

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 MANAGEMENT STATEMENT AND BASIS OF PRESENTATION

Tim Hortons Inc. is a Delaware corporation (together with its subsidiaries which are referred to herein as the “Company”) and, prior to March 29, 2006, was a wholly-owned subsidiary of Wendy’s International, Inc. (together with its subsidiaries which are referred to herein as “Wendy’s”).

The Company’s principal business is the operation, development and franchising of quick-service restaurants that serve high-quality food, including coffee and other hot and cold beverages, baked goods, sandwiches and soups. As of July 1, 2007, the Company and its franchisees operated 2,733 restaurants in Canada (99.0% franchised) and 345 restaurants in the United States (“U.S.”) (85.5% franchised) under the name “Tim Hortons.”

On March 29, 2006, the Company completed its initial public offering (“IPO”) of 33.35 million shares of common stock, representing 17.25% of the common stock outstanding. The remaining 82.75% continued to be held by Wendy’s. On September 29, 2006, Wendy’s disposed of its remaining 82.75% interest in the Company, by a special pro-rated dividend distribution of the Company’s stock to Wendy’s shareholders of record on September 15, 2006 and, as a result, since September 30, 2006, the Company’s shares have been widely held.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of July 1, 2007 and December 31, 2006, and the condensed results of operations, comprehensive income (see Note 10) and cash flows for the quarters and year-to-date periods ended July 1, 2007 and July 2, 2006. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2006 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from the same audited 2006 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP.

Prior to the Company’s spin-off from Wendy’s, the functional currency of Tim Hortons Inc. was historically the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the US$960.0 million note payable to Wendy’s in 2006 resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows are now in Canadian dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company selected the Canadian dollar as its reporting currency.

NOTE 2 CHARGES FROM WENDY’S

General corporate expense allocations represent costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives (including compensation expense related to restricted stock units) that Wendy’s had historically provided to the Company. For the quarters and year-to-date periods ended July 1, 2007 and July 2, 2006, expense allocations from Wendy’s were based on the amounts determined in accordance with the shared services agreement entered into on March 29, 2006 at the completion of the IPO. All of these allocations are reflected in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The expense allocations under the shared services agreement and charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan are summarized below:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Expense allocations under the shared services agreement	$250	$2,495	$513	$5,452
Wendy’s restricted stock unit expense for Company employees	—	2,547	—	3,399

	250	5,042	513	8,851

The Company considered these corporate expense allocations in prior quarters to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company.

The 2007 expense allocations under the shared services agreement represent charges related to information technology services.

NOTE 3 INCOME TAXES

The effective rate was 33.8% and 19.8% for the second quarters ended July 1, 2007 and July 2, 2006, respectively. In the second quarter ended July 2, 2006, tax audits were resolved resulting in a release of reserves of $11.4 million, which did not recur in the second quarter of 2007. The Company recorded $2.7 million, and $nil in Canadian withholding taxes for current and future intercompany cross-border dividends for the second quarter ended July 1, 2007 and July 2, 2006, respectively.

The effective rate was 34.2% and 17.6% for the year-to-date period ended July 1, 2007 and July 2, 2006, respectively. In addition to the release of reserves related to the resolution of tax audits in the second quarter of 2006, discussed above, in the year-to-date period ended July 2, 2006, the Company also had $4.3 million in favourable permanent book and tax differences for losses on certain hedging transactions, and had a reversal of $5.8 million of Canadian withholding taxes on cross-border dividends. The $5.8 million of Canadian withholding taxes on cross-border dividends was reversed as the Company determined that intercompany cross-border dividends were no longer expected to be paid. All of the 2006 above-noted tax benefits did not recur in the year-to-date period ended July 1, 2007. The Company recorded $5.1 million, and $nil in Canadian withholding taxes for current and future intercompany cross-border dividends for the year-to-date period ended July 1, 2007 and July 2, 2006, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 requires an assessment in accordance with specified parameters of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, and it requires increased disclosure.

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $6.7 million in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 opening balance of retained earnings. The cumulative amounts of unrecognized tax benefits as of January 1, 2007 and July 1, 2007 were $15.7 million and $17.5 million, respectively (long-term portion of $9.7 million, and $11.5 million, respectively). In the second quarter ended July 1, 2007, $1.8 million was accrued for uncertain tax positions related to the current year and prior years ($2.8 million for the year-to-date period ended July 1, 2007). Also, for the second quarter ended July 1, 2007, the cumulative unrecognized tax benefits were reduced by $1.0 million related to settlements of prior year uncertain tax positions ($1.0 million for the year-to-date period ended July 1, 2007), resulting in a net increase in total unrecognized tax benefits of $0.8 million in the second quarter of 2007 ($1.8 million for the year-to-date period ended July 1, 2007).

Included in the balance of unrecognized tax benefits at July 1, 2007 are $3.8 million of uncertain tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility ($4.0 million as of the date of adoption). The deferral of the deductibility of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid would subsequently be recovered when the amounts become ultimately deductible.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Of the $17.5 million unrecognized tax benefits at July 1, 2007, approximately $13.7 million would impact the effective tax rate over time, if recognized. As of January 1, 2007, of the $15.7 million unrecognized tax benefits, approximately $11.7 million would impact the tax rate over time, if recognized.

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007 and January 1, 2007, the Company had accrued approximately $3.6 million and $3.2 million respectively, for the potential payment of interest and penalties, and which were included as a component of the unrecognized tax benefits. During the second quarter ended July 1, 2007, the Company accrued $0.5 million ($0.7 million for the year-to-date period ended July 1, 2007) in tax expense related to interest and penalties.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that its unrecognized tax benefits reflect the most probable outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. In addition, the resolution of a matter could be recognized as an adjustment to our provision for income taxes and could affect our effective tax rate in the period of resolution. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the 2002 and subsequent taxation years. The audit of 2001 was substantially completed for the majority of Canadian subsidiaries in the second quarter ended July 1, 2007 when the Company received a reassessment resulting in no material adjustments. The Internal Revenue Service is conducting an examination of the Wendy’s consolidated tax group for the years 2005 and 2006 which included the Company up to September 29, 2006. In addition, income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years consistent with its FIN 48 analysis; however, it is possible that actual settlements may differ from amounts accrued.

The Company does not expect that the total amount of unrecognized tax benefits will significantly increase or decrease as at the end of the twelve month period as a result of the settlement of tax audits over the next twelve months. However, there could be fluctuations in the amount of unrecognized tax benefits over the next twelve months as a result of the timing of the settlement of tax audits and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has, as part of its FIN 48 analysis, made its current estimates based on facts and circumstances known as of July 1, 2007, and cannot predict subsequent or changed facts and circumstances that may affect its current estimates.

The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes the Company until September 29, 2006), described above, is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be included in capital in excess of par value in the period in which received. Based on verbal representations from Wendy’s management, it is anticipated that the Company will receive a payment from Wendy’s in connection with the 2006 income tax return based on the terms of the tax sharing agreement. However, Wendy’s verbal representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006, upon assessment or reassessment, were to substantially change from what has been represented to the Company, the two parties would need to agree on whether or not any adjustment to the allocation of taxes payable is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration.

NOTE 4 NET INCOME PER SHARE OF COMMON STOCK

Basic earnings per share of common stock are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock, as prescribed in SFAS No. 128 – Earnings Per Share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to capital in excess of par value assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per share of common stock are shown below:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income for computation of basic and diluted earnings per share of common stock	$67,239	$76,310	$126,500	$139,900

Weighted average shares outstanding for computation of basic earnings per common share (in thousands)	189,017	193,303	189,732	177,544
Dilutive restricted stock units (in thousands)	236	—	249	—

Weighted average shares outstanding for computation of diluted earnings per share of common stock (in thousands)	189,253	193,303	189,981	177,544

Basic earnings per share of common stock	$0.36	$0.39	$0.67	$0.79

Diluted earnings per share of common stock	$0.36	$0.39	$0.67	$0.79

NOTE 5 INVENTORIES AND OTHER, NET

Inventories and other include the following as of July 1, 2007 and December 31, 2006:

	July 1, 2007	December 31, 2006
Inventories	$51,911	$43,953
Inventory obsolescence provision	(2,337)	(2,713)

Inventories, net	49,574	41,240
Prepaids and other	19,986	12,648

Total inventories and other, net	$69,560	$53,888

NOTE 6 ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 – Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheets. In addition, at July 1, 2007 and December 31, 2006, property and equipment, net included $36.0 million and $39.6 million, respectively, of advertising fund property and equipment.

NOTE 7 ACCRUED EXPENSES – OTHER

Included within other accrued expenses are $20.9 million and $39.3 million related to outstanding gift certificates at July 1, 2007 and December 31, 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.7 million and $0.9 million as at July 1, 2007 and December 31, 2006, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $6.9 million as at July 1, 2007 and $4.9 million as at December 31, 2006 in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial, information technology, and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the resolution of legal proceedings are included in accounts payable on the Condensed Consolidated Balance Sheets. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 9 CAPITAL STOCK

In 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million, not to exceed 5% of the Company’s shares of common stock outstanding as at the time of regulatory approval. Under the stock repurchase program, the Company commenced repurchasing stock in late 2006, after all required regulatory approvals were obtained. The program is expected to be in place until September 28, 2007, but may terminate earlier if either the $200 million maximum or the 5% of outstanding common shares limit is reached. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (“NCIB”) had been filed and received regulatory approval from the TSX authorizing the repurchase by the Company of shares of its stock in an amount not expected to exceed the aforementioned limits as of the date of filing of the NCIB. The Company began implementation of the repurchase program on November 1, 2006. As part of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan and, in addition, the Company made repurchases at management’s discretion under this program in late 2006, in accordance with regulatory and Company restrictions.

In the year-to-date period ended July 1, 2007, the Company purchased 2.6 million shares of common stock for a total cost of $90.0 million under the repurchase program. The total accumulated purchases under this program as at July 1, 2007 are $155.0 million.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s Human Resource and Compensation Committee approved awards of 275,739 and 12,279 restricted stock units which were granted on May 8, 2007 and February 19, 2007, respectively. The fair market value of each unit awarded as part of these grants (the mean of the high and low prices for the Company’s common shares traded on the TSX) on May 8, 2007 and February 19, 2007 was $34.89 and $36.65, respectively. These grants will vest over a maximum 30-month period or shorter. In accordance with SFAS No. 123R—Share-Based Payment (revised 2004) (“SFAS 123R”), RSUs granted to retirement-eligible employees are expensed immediately.

In the year-to-date period ended July 1, 2007, the Company funded its employee benefit plan trust, which, in turn, purchased approximately 0.2 million shares of common stock for approximately $7.2 million. For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock, and the trust has been consolidated in accordance with FASB Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), since the Company is the primary beneficiary, as that term is defined by FIN 46R. The trust is used to fix the Company’s cash requirements in connection with the settlement, after vesting, of outstanding restricted stock units to most Canadian officers and employees who are participants in the 2006 Stock Incentive Plan.

In the second quarter of 2007, approximately 118,000 restricted stock units vested as part of the normal vesting schedule for previously-granted awards. The Company’s settlement obligations, after provision for the payment of employees’ minimum statutory withholding tax requirements, were satisfied by the disbursement of approximately 52,000 shares held in the employee benefit plan trust, approximately 12,000 shares issued from treasury, and the purchase of approximately 3,000 shares by an agent of the Company on behalf of the respective eligible employee on the open market on May 8, 2007, at an average purchase price of $34.89.

NOTE 10 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income are shown below:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	$67,239	$76,310	$126,500	$139,900
Other comprehensive income (loss)
Translation adjustments	(29,414)	(16,118)	(32,748)	(36,585)

Cash flow hedges:
Net change in fair value of derivatives	(2,502)	(150)	(2,940)	(7,292)
Amounts realized in earnings during the quarter	50	605	(747)	8,549

Total cash flow hedges	(2,452)	455	(3,687)	1,257

Total other comprehensive loss	(31,866)	(15,663)	(36,435)	(35,328)

Total comprehensive income	$35,373	$60,647	$90,065	$104,572

Income tax components netted in the above table are detailed as follows:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Translation adjustment	$—	$4,239	$—	$6,407
Cash flow hedges:
Net change in fair value of derivatives	$(789)	$558	$(873)	$577
Amounts realized in earnings during the year	$(7)	$45	$(15)	$45

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 SEGMENT REPORTING

The Company operates in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. In the table below, there were no material amounts of revenues between reportable segments.

The table below presents information about reportable segments:

	Second quarter ended				Year-to-date period ended
	July 1, 2007	% of Total	July 2, 2006	% of Total	July 1, 2007	% of Total	July 2, 2006	% of Total
Revenues
Canada	$425,531	91.5%	$373,590	91.8%	$813,743	91.4%	$712,930	91.5%
U.S.	39,726	8.5%	33,181	8.2%	76,122	8.6%	66,599	8.5%

	$465,257	100.0%	$406,771	100.0%	$889,865	100.0%	$779,529	100.0%

Segment Operating Income (Loss)
Canada	$115,969	99.9%	$104,334	99.5%	$222,653	101.8%	$196,244	99.5%
U.S.	79	0.1%	495	0.5%	(4,039)	(1.8%)	888	0.5%

Reported Segment Operating Income	116,048	100.0%	104,829	100.0%	218,614	100.0%	197,132	100.0%

Corporate Charges(1)	(9,708)		(6,321)		(18,069)		(15,513)

Consolidated Operating Income	106,340		98,508		200,545		181,619
Interest, net	(4,819)		(3,306)		(8,444)		(11,782)
Income Taxes	(34,282)		(18,892)		(65,601)		(29,937)

Net Income	$67,239		$76,310		$126,500		$139,900

Capital Expenditures
Canada	$22,058	69.3%	$24,310	71.2%	$47,662	67.7%	$53,211	72.0%
U.S.	9,776	30.7%	9,819	28.8%	22,697	32.3%	20,706	28.0%

	$31,834	100.0%	$34,129	100.0%	$70,359	100.0%	$73,917	100.0%

(1)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from our wholly-owned Irish subsidiary which is being managed corporately during the initial start-up phase.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Sales
Warehouse sales	$261,458	$218,661	$496,793	$420,966
Company-operated restaurant sales	15,235	17,582	30,942	32,962
Sales from restaurants consolidated under FIN 46R	31,301	27,210	58,609	52,176

	$307,994	$263,453	$586,344	$506,104

Franchise revenues
Rents and royalties	$140,114	$126,843	$267,354	$242,367
Franchise fees	17,149	16,475	36,167	31,058

	157,263	143,318	303,521	$273,425

Total revenues	$465,257	$406,771	$889,865	$779,529

Cost of sales related to Company-operated restaurants were $17.0 million and $18.6 million for the second quarters ended July 1, 2007 and July 2, 2006, respectively, and $35.4 million and $36.2 million for the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively.

The following table outlines the Company’s franchised locations and system activity for the second quarters and year-to-date periods ended July 1, 2007 and July 2, 2006:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	2,974	2,805	2,952	2,790
Franchises opened	17	28	37	53
Franchises closed	(3)	(10)	(6)	(16)
Net transfers within the system	14	(3)	19	(7)

Franchise restaurants in operation – end of period	3,002	2,820	3,002	2,820
Company-operated restaurants, net	76	102	76	102

Total systemwide restaurants	3,078	2,922	3,078	2,922

NOTE 12 DERIVATIVES

In connection with the term loan facility, under the Company’s senior credit facility, one of the Company’s principal subsidiaries entered into a $30.0 million interest rate swap with one financial institution, effective June 1, 2007, to help manage its exposure to interest rate volatility. By entering into the interest rate swap, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate to 4.909% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Combined with interest rate swaps entered into under this facility in the first quarter of 2006, the Company now has a total of $130.0 million of interest rate swaps. The fair value unrealized gain on these contracts as of July 1, 2007 was $1.1 million, net of taxes of $0.6 million.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The ongoing operational exposure to U.S. dollar exchange rates on the Company’s cash flows primarily includes purchases paid for by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $100 million for fiscal 2006. Forward currency contracts to sell Canadian dollars and buy US$65.0 million and US$28.1 million were outstanding as of July 1, 2007 and December 31, 2006, respectively, to hedge purchases from third parties and intercompany payments. The contracts outstanding at July 1, 2007 and December 31, 2006 mature or matured at various dates through April 2008 and July 2007, respectively. The fair value unrealized loss on these forward contracts was $3.7 million as of July 1, 2007 and, as of December 31, 2006, there was an unrealized gain of $1.6 million.

NOTE 13 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 - Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective for its fiscal 2008 year. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations, financial position, or cash flows.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2006 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007, and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report on Form 10-K, and those set forth in our Safe Harbor statement attached hereto as Exhibit 99, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our operating results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of July 1, 2007, 3,002, or 97.5%, of our restaurants were franchised, representing 99.0% in Canada and 85.5% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for franchised restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues.

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

Executive Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Also, our business model includes controlling the real estate for most of our franchise restaurants. As of July 1, 2007, we leased or owned the real estate for approximately 82% of our system restaurants, which generates a recurring stream of rental income. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In early 2006, we began distributing frozen and refrigerated product to some of our Ontario restaurants though our Guelph, Ontario distribution centre. We expect to complete the full roll-out of frozen and refrigerated products from this facility, servicing approximately 85% of our Ontario stores, by the third quarter of 2007. As of July 1, 2007, we were delivering frozen and some refrigerated products to over 1,000 of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors.

Second quarter 2007 same-store sales increased 6.5% in Canada (6.1% in Q2 2006) and increased 3.8% in the U.S. (8.4% in Q2 2006). Pricing impacted the second quarter 2007 growth rates by approximately 1% in both Canada and the U.S. Stronger same-store sales growth was driven by our promotional calendar, new product offerings, continuous improvement at store level operations, and price increases in some regions.

We opened a total of 18 restaurants in the quarter compared to 30 restaurants in the second quarter last year. We anticipate new restaurant development will be in the range of 120-140 restaurants in Canada and 60-80 in the U.S. in 2007. However, future escalation of real estate, construction costs and labour availability (in some regions) may slow this growth and our mix between standard and non-standard restaurants may shift toward non-standard depending upon real estate availability and market needs, among other things.

Systemwide sales growth was 10.9% in the second quarter. Systemwide sales include restaurant-level sales at both franchise and Company-operated restaurants. The amount of systemwide sales impacts our franchisee royalties and rental income, and often distribution income as well.

In the second quarter of 2007, our revenues increased $58.5 million, or 14.4%, over the second quarter of 2006 and increased $110.3 million, or 14.2%, in the year-to-date period ended July 1, 2007 over the prior year-to-date period ended July 2, 2006. These increases were primarily a result of continued average same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. In addition, distribution sales increased primarily as a result of our continued expansion of frozen and refrigerated distribution in Ontario.

Operating income increased $7.8 million, or 8.0%, in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of higher year-over-year revenues. Operating income gains in the second quarter were offset, in part, by higher cost of sales associated with our distribution business; increased operating expenses arising primarily from a higher number of properties that we own or lease and then sublease to franchisees, and costs associated with research and development in the area of new store design; and, higher general and administrative expenses. Operating income growth of 8.0% was lower than revenue growth primarily as a result of the change in business mix, with distribution contributing a higher proportion of the revenue and cost growth, as expected, in connection with the continued roll-out of frozen and refrigerated distribution capabilities.

For the year-to-date period ended July 1, 2007, operating income increased $18.9 million, or 10.4%, over the comparable year-to-date period in 2006. This was primarily due to the factors impacting the second quarter, discussed above, as well as increased equity income from one of our joint ventures in the first quarter of 2007, offset, in part, by lower other income.

In the second quarter of 2007, our net income decreased $9.1 million, or 11.9%, compared to the second quarter of 2006. The decrease in net income was primarily a result of the lower income tax expense in the second quarter of 2006. The low 2006 income tax expense reflected certain benefits that did not recur in 2007. As a result, earnings per share decreased to $0.36 in the second quarter of 2007 compared to $0.39 in the second quarter of 2006. The diluted weighted average number of shares outstanding in the second quarter of 2007 was 189.3 million, which is 2.1% lower than the diluted weighted average share count in the second quarter of 2006, primarily as a result of the Company’s share repurchase program.

Net income was $126.5 million and $139.9 million for the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively. The 9.6% decrease is primarily attributable to the lower effective tax rate in 2006. Higher net interest expense in the second quarter of 2007 also contributed to the decline. Earnings per share were $0.67, a decrease of 15.2% from July 2, 2006, due to lower 2007 year-to-date net income and 7.0% higher diluted shares of common stock outstanding. The higher share count is due to the share issuance from our initial public offering in March 2006, which resulted in a higher number of shares outstanding for the entire year-to-date period in 2007 and only approximately three months in the prior year-to-date period.

As previously announced, we continue to aggressively install electronic payment systems in Canada to allow for payment by credit card. The Company has entered into an arrangement with MasterCard® for a specified period of time. As of mid-July 2007, approximately 1,000 restaurant locations have been installed and are accepting MasterCard. We anticipate that all participating stores will be up and running with MasterCard by late 2007. In addition, in late 2007, the Company intends to roll out a reloadable cash card in Canada (expected in the U.S. shortly thereafter) whereby customers will be able to load cash onto a card to be used for purchases at system restaurants.

In the second quarter of 2007, we purchased 1.3 million shares under our share repurchase program at an average cost of $34.45 for a total cost of $45.0 million. We have purchased a total of 2.6 million shares in the year-to-date period ended July 1, 2007, for a total cost of $90.0 million. The Company has now completed $155 million of the previously-announced $200 million share repurchase program.

The Company declared its fifth consecutive quarterly dividend of $0.07 per share, payable in Canadian dollars. We have paid $26.6 million in dividends to our stockholders in the year-to-date period ended July 1, 2007 for dividends declared in February and May 2007. The quarterly dividend declared in August is payable on August 27, 2007, to shareholders of record as of August 15, 2007. The payment of future dividends remains subject to the discretion of the Company’s Board of Directors.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Systemwide sales growth(1)	10.9%	11.4%	10.6%	12.6%
Average same-store sales growth
Canada(2)	6.5%	6.1%	6.4%	7.3%
U.S.(2)	3.8%	8.4%	3.9%	9.1%
Systemwide restaurants	3,078	2,922	3,078	2,922
Revenues (in millions)	$465.3	$406.8	$889.9	$779.5
Operating income (in millions)	$106.3	$98.5	$200.5	$181.6
Net income (in millions)	$67.2	$76.3	$126.5	$139.9
Basic and diluted earnings per share	$0.36	$0.39	$0.67	$0.79
Weighted average number of shares of common stock outstanding – Diluted (in millions)	189.3	193.3	190.0	177.5

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

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants, although approximately 97.5% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods.

Our average same-store sales growth is typically attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and labour.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for the periods presented:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Canada
Restaurants opened	12	24	28	44
Restaurants closed	(3)	(10)	(6)	(16)

Net change	9	14	22	28

U.S.
Restaurants opened	6	6	11	13
Restaurants closed	(1)	(1)	(2)	(4)

Net change	5	5	9	9

Total Company
Restaurants opened	18	30	39	57
Restaurants closed	(4)	(11)	(8)	(20)

Net change	14	19	31	37

From the end of the second quarter of 2006 to the end of the second quarter of 2007, we opened 179 system restaurants including both franchised and company-operated restaurants, and we had 23 restaurant closures for a net increase of 156 restaurants. Typically, 30 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru.

The following table shows our restaurant count as of July 1, 2007, December 31, 2006 and July 2, 2006.

Systemwide Restaurant Count

	As of July 1, 2007	As of December 31, 2006	As of July 2, 2006
Canada
Company-operated	26	34	40
Franchise	2,707	2,677	2,585

Total	2,733	2,711	2,625

% Franchised	99.0%	98.7%	98.5%
U.S.
Company-operated	50	61	62
Franchise	295	275	235

Total	345	336	297

% Franchised	85.5%	81.8%	79.1%
Total system
Company-operated	76	95	102
Franchise	3,002	2,952	2,820

Total	3,078	3,047	2,922

% Franchised	97.5%	96.9%	96.5%

Operating Income

For the second quarter ended July 1, 2007, we had operating income of $106.3 million, an increase of $7.8 million, or 8.0%, compared to the second quarter of 2006. The year-over-year improvement in operating income was primarily due to the higher year-over-year revenues, which increased 14.4% from the second quarter of 2006. Revenues were higher primarily due to systemwide sales growth; higher sales from our distribution business; and, higher franchise fee revenues due to a higher number of resales, replacements and renovations. Sales from our distribution business grew 19.6%, from $218.7 million in the second quarter of 2006 to $261.5 million in the second quarter of 2007. Second quarter 2007 operating gains were offset, in part, by higher costs associated with our distribution business; increased operating expenses arising, in part, from a higher number of properties owned or leased by us and then subleased to franchisees, and costs associated with research and development in the area of new store design; and, higher general and administrative expenses.

Operating income growth of 8.0% was lower than revenue growth primarily as a result of the change in business mix, with distribution contributing a higher proportion of the revenue and cost growth. Distribution sales represented 56.2% of our total revenues in the second quarter of 2007, as compared to 53.8% of our total revenues in the second quarter of 2006. Distribution costs as a percentage of total costs and expenses increased as well by approximately 2%. We anticipated this shift in our business mix in connection with our three-channel delivery roll-out. This business mix shift has had some effect on our operating margin. Distribution operating margins are generally lower than other areas of our business, but distribution remains a critical element of our overall strategy and contributes positively to our operating income.

Operating income for the year-to-date period ended July 1, 2007 was $200.5 million, an increase of $18.9 million, or 10.4%, over the comparable year-to-date period ended July 2, 2006. The year-over-year improvement in operating income was primarily due to the higher year-over-year revenues, discussed above with respect to second quarter operating income growth, combined with the first quarter 2007 higher equity income of $1.4 million, offset, in part, by lower other income of $1.9 million. Our operating income is ahead of our expectations for the first six months of 2007, and if that trend continues, we would expect to meet or exceed our 2007 operating income growth target of 10%.

The Guelph distribution facility commenced operations in the first quarter of 2006. We began the transition to three-channel delivery in April 2006. Three-channel delivery has shelf-stable, refrigerated and frozen products on the same truck. We anticipate that the transition to three-channel delivery will be complete in the third quarter of 2007 and will service approximately 85% of our Ontario stores. During the phase-in period for refrigerated and frozen distribution, we face higher distribution costs without the full benefit of the new distribution revenues. During the transition period, revenues will increase as a result of the addition of some frozen and refrigerated products to our distribution operations. Sales margins on frozen products are lower than some of our other products. Commencing in the fourth quarter of 2006, our Guelph distribution facility has been a positive contribution to our operating income.

Segment Operating Income (Loss)

The following tables provide information about the operating income of our reportable segments:

	Second quarter				Change from prior year
	July 1, 2007	% of Revenues	July 2, 2006	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Canada	$115,969	24.9%	$104,334	25.6%	$11,635	11.1%
U.S.	79	n/m	495	0.1%	(416)	n/m

Total segment operating income	116,048	24.9%	104,829	25.8%	11,219	10.7%
Corporate(1)	(9,708)	(2.0)%	(6,321)	(1.6)%	(3,387)	53.6%

Total operating income	$106,340	22.9%	$98,508	24.2%	$7,832	8.0%

	Year-to-date period ended				Change from prior year
	July 1, 2007	% of Revenues	July 2, 2006	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Canada	$222,653	25.0%	$196,244	25.2%	$26,409	13.5%
U.S.	(4,039)	(0.5)%	888	0.1%	(4,927)	n/m

Total segment operating income	218,614	24.5%	197,132	25.3%	21,482	10.9%
Corporate(1)	(18,069)	(2.0)%	(15,513)	(2.0)%	(2,556)	16.5%

Total operating income	$200,545	22.5%	$181,619	23.3%	$18,926	10.4%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business units, the impact of certain foreign currency exchange gains and losses, and the operating income from our wholly-owned Irish subsidiary (see below) which is being managed corporately during the initial start-up phase.

n/m	not meaningful

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

Segment operating income increased $11.2 million, or 10.7%, in the second quarter of 2007 compared to the second quarter of 2006 and increased $21.5 million, or 10.9%, year-over-year from the year-to-date period ended July 2, 2006.

In the second quarter of 2007, our Canadian segment operating income increased by $11.6 million, or 11.1%, compared to the second quarter of 2006. Canadian average same-store sales increased 6.5% over the second quarter of 2006, of which pricing contributed approximately 1% of this increase. In July 2007, we had some additional price increases in certain Canadian markets (Ontario, Atlantic Canada and Manitoba). We currently anticipate that pricing will impact the third quarter 2007 Canadian same-store sales growth by 2.5% and by slightly less than 2% in the fourth quarter of 2007. Pricing has contributed to the Canadian same-store sales growth for the year-to-date period ended July 1, 2007 by approximately 1.4%. In the second quarter of 2007, we opened 12 new restaurants and closed 3, as compared to opening 24 new restaurants and closing 10, in the second quarter of 2006.

Canada’s segment operating income was $222.7 million and $196.2 million for the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively. Canada’s same-store sales growth was 6.4% for the year-to-date period ended July 1, 2007, of which pricing contributed approximately 1.4% of this growth. We opened 28 new restaurants for the year-to-date period ended July 1, 2007 and closed 6 restaurants. In the comparable year-to-date period in 2006, we opened 44 new restaurants and closed 15 restaurants.

The U.S. operating segment income was $0.1 million in the second quarter of 2007 compared to $0.5 million income in the second quarter of 2006. The decrease in U.S. segment operating income was due primarily to increased relief given to franchisees and higher general and administrative expenses, as resources have been added to replace services previously provided by Wendy’s. Average same-store sales increased 3.8% in the second quarter compared to the second quarter of 2006, of which pricing contributed approximately 1% of this increase.

         The U.S. segment operating loss was $4.0 million in the year-to-date period ended July 1, 2007, versus income of $0.9 million in the year-to-date period ended July 2, 2006. The decrease in U.S. segment operating income was due to the following factors: increased relief given to franchisees; higher general and administrative expenses, discussed above; lower income from coffee roasting operations; and, higher Company-operated restaurant losses, offset, in part, by higher net franchise fee income. The U.S. same-store sales increased 3.9% for the year-to-date period ended July 1, 2007 compared to the similar period in 2006, of which pricing contributed approximately 2.7% of this increase. We opened 11 new restaurants and closed 2 restaurants in the U.S. in the year-to-date period ended July 1, 2007. In the comparable year-to-date period in 2006, we opened 13 new restaurants and closed 4 restaurants.

U.S. operating segment income improved significantly in the second quarter of 2007, showing a $4.2 million increase over the first quarter, 2007 operating loss. This improvement came from all elements of our business including lower relief provided to certain franchisees, higher income from our coffee roasting operations, lower corporate store losses, and higher net franchise fee income. Management was pleased with the progress in the U.S. business results compared to the first quarter of 2007.

We anticipate that U.S. segment operating income will continue to show some volatility, quarter-to-quarter and year-to-year, as we continue our growth and expansion into new markets. As we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, as we add new restaurants in these developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief in the areas of rents and royalties, and in some cases, relief on other operating costs, for a period of time to support these franchisees.

Corporate charges primarily include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains. In the second quarter of 2007, corporate charges were $9.7 million versus $6.3 million in the second quarter of 2006. On a year-to-date basis, corporate charges were $18.1 million in 2007 versus $15.5 million in 2006. The increases in both the quarter and year-to-date amounts in 2007 are primarily attributable to the immediate expensing of the 2007 restricted stock unit grants (see general and administrative expenses).

In the second quarter of 2007, one of our material subsidiaries, as defined by our senior credit facility, The THD Group LLC, our U.S. franchisor, was merged with a newly-incorporated company, Tim Hortons USA Inc. The continuing company will operate under the name Tim Hortons USA Inc. and has assumed all of the rights and obligations of the former entity under the senior credit facility.

Overall, our total segment operating income from our reportable segments as a percentage of total revenues was 24.9% and 25.8% for the quarters ended July 1, 2007 and July 2, 2006, respectively and 24.5% and 25.3% for the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively.

The Company, through a wholly-owned Irish subsidiary, in partnership with Cuisine de France and SPAR Ratoath, Co Meath, Ireland have launched coffee and donut self-serve kiosks in SPAR convenience stores in Ireland. The self-serve kiosks, featuring Tim Hortons coffee and a selection of donuts, were tested and introduced over the past few months. The roll-out is being managed by Cuisine de France, under license from Tim Hortons, and the kiosks are operated by independent SPAR retailers. At present, the distribution of coffee and donuts through SPAR with respect to these self-serve kiosks is not expected to be a material contributor to Tim Hortons’ net income, although it will result in incremental warehouse sales and royalties. The operating income from these operations was less than $0.1 million in the second quarter of 2007 (2006 – $nil), and was netted in corporate charges because, at this time, this venture is being managed corporately.

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

Presently, the only services Wendy’s continues to provide under the shared services agreement are certain information technology services primarily related to our general ledger and U.S. fixed asset subledger. Under the terms of the shared services agreement, these services are terminable on twelve months’ notice. Although the underlying license agreement with the third-party software vendor extends for 18 months following our separation from Wendy’s, and we expected that Wendy’s would continue to provide the hosting services for this entire period, we received a twelve-month termination notice from Wendy’s on December 27, 2006. During the second quarter of 2007, we reached an agreement with Wendy’s regarding an extension (in the form of a letter agreement amendment to the shared services agreement, attached hereto), of these information technology services until March 2008, in the event that we are unable to satisfactorily implement, and/or test for internal control purposes, a new general ledger and U.S. fixed asset system before the termination date. Although we will be simultaneously implementing new systems to take over these services, this extension allows us the ability to maintain the Wendy’s systems as systems of record for the information technology services provided by Wendy’s for each quarter in 2007, if we believe it is necessary to do so. We expect the costs in 2007 to utilize the information technology services from Wendy’s will be approximately US$1.0 million. We also continue to have some interdependencies with Wendy’s with respect to income taxes (see “Income Taxes”).

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the second quarter of 2007 as compared to the second quarter of 2006.

	Second quarter ended				Change from prior year
	July 1, 2007	% of Revenues	July 2, 2006	% of Revenues	$	%
Revenues
Sales	$307,994	66.2%	$263,453	64.8%	$44,541	16.9%
Franchise revenues:
Rents and royalties(1)	140,114	30.1%	126,843	31.2%	13,271	10.5%
Franchise fees	17,149	3.7%	16,475	4.1%	674	4.1%

	157,263	33.8%	143,318	35.2%	13,945	9.7%

Total revenues	465,257	100.0%	406,771	100.0%	58,486	14.4%

Costs and expenses
Cost of sales	269,847	58.0%	229,278	56.4%	40,569	17.7%
Operating expenses	50,088	10.8%	43,748	10.8%	6,340	14.5%
Franchise fee costs	17,074	3.7%	17,011	4.2%	63	0.4%
General and administrative expenses	30,810	6.6%	27,493	6.8%	3,317	12.1%
Equity income	(9,235)	(2.0)%	(9,144)	(2.2)%	(91)	1.0%
Other (income) expense, net	333	0.1%	(123)	—	456	n/m

Total costs and expenses, net	358,917	77.1%	308,263	75.8%	50,654	16.4%

Operating income	106,340	22.9%	98,508	24.2%	7,832	8.0%
Interest (expense)	(6,143)	(1.3)%	(6,652)	(1.6)%	509	(7.7)%
Interest income	1,324	0.3%	4,433	1.1%	(3,109)	(70.1)%
Affiliated interest (expense), net	—	—	(1,087)	(0.3)%	1,087	n/m

Income before income taxes	101,521	21.8%	95,202	23.4%	6,319	6.6%
Income taxes	34,282	7.4%	18,892	4.6%	15,390	81.5%

Net income	$67,239	14.5%	$76,310	18.8%	$(9,071)	(11.9)%

n/m – The comparison is not meaningful

(1)	See Note (1) in the following table.

	Year-to-date period ended				Change from prior year
	July 1, 2007	% of Revenues	July 2, 2006	% of Revenues	$	%
Revenues
Sales	$586,344	65.9%	$506,104	64.9%	$80,240	15.9%
Franchise revenues:
Rents and royalties(1)	267,354	30.0%	242,367	31.1%	24,987	10.3%
Franchise fees	36,167	4.1%	31,058	4.0%	5,109	16.4%

	303,521	34.1%	273,425	35.1%	30,096	11.0%

Total revenues	889,865	100.0%	779,529	100.0%	110,336	14.2%

Costs and expenses
Cost of sales	517,251	58.1%	443,190	56.9%	74,061	16.7%
Operating expenses	97,264	10.9%	86,743	11.1%	10,521	12.1%
Franchise fee costs	33,477	3.8%	30,928	4.0%	2,549	8.2%
General and administrative expenses	59,560	6.7%	55,779	7.2%	3,781	6.8%
Equity income	(19,012)	(2.1)%	(17,597)	(2.3)%	(1,415)	8.0%
Other (income) expense, net	780	0.1%	(1,133)	(0.1)%	1,913	n/m

Total costs and expenses, net	689,320	77.5%	597,910	76.7%	91,410	15.3%

Operating income	200,545	22.5%	181,619	23.3%	18,926	10.4%
Interest (expense)	(11,764)	(1.3)%	(10,768)	(1.4)%	(996)	9.2%
Interest income	3,320	0.4%	6,862	0.9%	(3,542)	(51.6)%
Affiliated interest (expense), net	—	—	(7,876)	(1.0)%	7,876	n/m

Income before income taxes	192,101	21.6%	169,837	21.8%	22,264	13.1%
Income taxes	65,601	7.4%	29,937	3.8%	35,664	119.1%

Net income	$126,500	14.2%	$139,900	17.9%	$(13,400)	(9.6)%

n/m	– The comparison is not meaningful

(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 101 and 85 franchises on average in the second quarters of 2007 and 2006, respectively, and 98 and 86 franchises on average in the year-to-date periods of 2007 and 2006, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Second quarter ended		Year-to-date period ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,061,308	$961,724	$2,026,184	$1,840,704
U.S. (in thousands of U.S. dollars)	$74,464	$60,725	$142,276	$117,057

Revenues

Sales

In the second quarter of 2007, sales were $308.0 million, an increase of $44.5 million, or 16.9%, over the second quarter of 2006. Warehouse sales increased $42.8 million, or 19.6%. The remaining $1.7 million sales increase was primarily related to an increase in sales from restaurants consolidated under FIN 46R, offset, in part by lower Company-operated restaurants sales, discussed below.

The increase in warehouse sales of $42.8 million from the second quarter of 2006 to the second quarter of 2007 was primarily as a result of the increase in the number of franchise restaurants open and higher average same-store sales, which contributed approximately $25.4 million of the year-over-year increase. In addition, the distribution of frozen and refrigerated products increased warehouse sales by $17.7 million in the second quarter of 2007, as compared to the second quarter of 2006. The impact of product mix and pricing essentially offset each other in the quarter. Distribution sales represented 56.2% of our total revenues in the second quarter of 2007 as compared to 53.8% of our total revenues in the second quarter of 2006. This shift in business mix is primarily attributable to the distribution of frozen and some refrigerated products.

Sales for the year-to-date period ended July 1, 2007 were $586.3 million, an increase of $80.2 million, or 15.9%, compared to $506.1 million for the year-to-date period ended July 2, 2006. Warehouse sales were $496.8 million and $421.0 million for the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively. The remaining $4.4 million sales increase was primarily related to an increase in sales from restaurants consolidated under FIN 46R, offset, in part by lower sales from Company-operated restaurants, discussed below. The $75.8 million, or 18%, increase in warehouse sales was primarily driven by same-store sales growth and new restaurant development of $38.1 million, and, frozen and refrigerated product distribution from our Guelph distribution centre of approximately $37.3 million.

Company-operated restaurant sales were $15.2 million and $17.6 million in the second quarter of 2007 and 2006, respectively, and $30.9 million and $33.0 million in the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively. On average, there were fewer Company-operated restaurants in the quarter and year-to-date periods compared to the same periods in 2006, attributing to the decrease in sales.

The consolidation under FIN 46R of 101 and 85 franchise restaurants on average during the second quarter of 2007 and 2006 resulted in sales of $31.3 million and $27.2 million, respectively. For the year-to-date periods ended July 1, 2007 and July 2, 2006, there were 98 and 86 FIN 46R franchise restaurants, on average, which contributed sales of $58.6 million and $52.2 million, respectively.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $13.3 million, or 10.5%, in the second quarter of 2007 over the second quarter of 2006. This increase was consistent with the second quarter 2007 systemwide sales growth. Our net growth in both rental income and royalty income was primarily driven by an increase of approximately $7.6 million due to the positive average same-store sales growth over this time period and an increase of approximately $5.5 million due to an increase in the number of franchised restaurants open. This increase was partially offset by higher rent and royalty relief provided to certain of our U.S. and Canadian franchisees. As we continue to grow and expand into new markets, our franchisees may experience losses and, in certain situations, we may provide financial relief for a period of time to help offset these losses.

Rents and royalties revenues were $267.4 million and $242.4 million for the year-to-date periods ended July 1, 2007 and July 2, 2006, respectively. The 10.3% growth, which is consistent with our year-to-date systemwide sales growth of 10.6%, was primarily driven by an increase of approximately $13.9 million due to the positive average same-store sales growth and approximately $10.4 million due to an increase in the number of franchised restaurants open.

Franchise Fees. Franchise fees during the second quarter of 2007 increased $0.7 million, or 4.1%, from the second quarter of 2006, primarily due to a higher number of resales and replacement restaurants and renovations of $4.3 million. This gain was offset by $4.1 million due to fewer new restaurant sales in the second quarter of 2007 as compared to the second quarter of 2006. Our resales in Canada in the second quarter of 2007 were higher when compared to the second quarter of 2006, mainly due to a higher number of sales of restaurants to franchisees formerly under operator arrangements. Our franchise fee revenues were also positively impacted from the recognition of deferred revenues from our U.S. franchise incentive program, which allows for the deferral of the payment of the initial franchise fee and equipment package over a period of up to 104 and 130 weeks, respectively. Revenue under this program is recognized over a period of up to 104 weeks or when the respective franchise reaches certain sustained sales levels.

In the year-to-date period ended July 1, 2007, franchise fee revenues were $5.1 million, or 16.4%, higher than the comparable prior year-to-date period. This increase is mainly attributable to higher resales, replacements, and renovation revenues of $10.1 million, partially offset by fewer new restaurant unit sales of $5.4 million.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $40.6 million, or 17.7%, compared to the second quarter of 2006. This increase was primarily driven by an increase in warehouse cost of sales of $38.5 million, or 20.3%, during the period. The distribution of frozen and refrigerated products increased warehouse cost of sales by $15.5 million in the second quarter of 2007. The increase in the number of franchise restaurants open and higher average same-store sales contributed $21.1 million of the quarter-over-quarter increase. The remaining increase in warehouse cost of sales was primarily related to product mix and cost changes. Distribution cost of sales represented

63.5% of our total costs and expenses in the second quarter of 2007 as compared to 61.5% of our total costs and expenses in the second quarter of 2006. As mentioned above, this shift in business mix is primarily attributable to the distribution of frozen and some refrigerated products from our Guelph distribution facility. When the full transition to three-channel delivery is complete, warehouse sales as a percentage of revenues, for that portion related to frozen and refrigerated distribution, are expected to stabilize. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher/lower revenues and higher/lower costs of sales, but margins will also change as most of these products are typically priced based on a fixed-dollar mark-up.

Cost of sales was $517.3 million for the year-to-date period ended July 1, 2007, an increase of $74.1 million compared to $443.2 million for the year-to-date period ended July 2, 2006. This increase was primarily driven by an increase in warehouse cost of sales of $68.9 million, or 18.8%. Distribution cost of sales increased primarily as a result of increased costs from the distribution of frozen and refrigerated products of $33.9 million, and an increase of $32.8 million due to the growth in the number of new store openings and from same-store sales growth. Product mix and cost increases also contributed to the total increase in cost of sales.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix (e.g. size, location, standard or non-standard) of Company-operated restaurants. These costs decreased to $17.0 million in the second quarter of 2007 compared to $18.6 million in the second quarter of 2006. The number of Company-operated restaurants decreased to 76 restaurants at the end of the second quarter of 2007 as compared to 102 restaurants at the end of the second quarter of 2006. On an average year-to-date basis, the number of Company-operated restaurants decreased by 12 restaurants which contributed to a decrease in year-over-year Company-operated cost of sales of $0.8 million.

The consolidation of 101 and 85 franchise restaurants, on average, under FIN 46R during the quarters ended July 1, 2007 and July 2, 2006, respectively, resulted in cost of sales of $24.8 million and $21.2 million, respectively. For the year-to-date periods ended July 1, 2007 and July 2, 2006, the consolidation of 98 and 86 franchise restaurants, on average, under FIN 46R resulted in cost of sales of $46.3 million and $40.3 million, respectively.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and property costs, increased by $6.3 million, or 14.5%, in the second quarter of 2007 as compared to the second quarter of 2006. Our Canadian operations contributed the majority of the change with an increase of $5.1 million in rent expense, depreciation, and other property and support costs during the period. Rent expense was impacted by higher percentage rent costs on certain properties from increased systemwide sales and an increase of 74 properties being leased and then subleased to franchisees since July 2, 2006. Depreciation expense increased in the second quarter of 2007 over the second quarter of 2006 as a result of higher building costs on owned and leased sites due to an increase in the number of systemwide restaurants. In addition, higher research and development costs in the area of new store design impacted operating expenses in the second quarter of 2007.

For the year-to-date period ended July 1, 2007, operating expenses increased $10.5 million, or 12.1%, from $86.7 million for the year-to-date period ended July 2, 2006, primarily due to a higher number of properties owned or leased by us and then subleased, and increased percentage rent costs on certain properties arising from increased systemwide sales.

Franchise Fee Costs

Franchise fee costs were $17.1 million, slightly higher than the costs in the second quarter of 2006, and consistent with franchise fee revenues, mainly due to an increase in equipment costs relating to restaurant sales, resales, and renovations, offset by lower support costs and expenses associated with establishing a franchisee’s business due to lower new store openings in the second quarter of 2007.

On a year-to-date basis for 2007, franchise fee costs increased $2.5 million from the prior year mainly attributable to the increase in resales, replacements, and renovations of restaurants, partially offset by lower support costs and expenses associated with establishing a franchisee’s business. Total new unit sales of franchises were down versus the prior year.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. This expense category also includes charges from Wendy’s under the shared services agreement.

General and administrative expenses increased $3.3 million from $27.5 million in the second quarter ended July 2, 2006 to $30.8 million in the second quarter of 2007. As a percentage of revenues, general and administrative expenses decreased from 6.8% to 6.6%, which shows the continued traction we are getting as we add required resources and costs at a slower pace than our revenue growth.

The increase in general and administrative expense for the second quarter was primarily due to costs associated with stock-based compensation expense, mainly consisting of restricted stock unit (“RSU”) expense, and higher public company costs, such as professional fees. Stock-based compensation expense for the second quarter of 2007 was $4.2 million compared to $2.5 million for the second quarter of 2006. We made our annual RSU grant to officers and certain employees in May 2007 versus the 2006 grant in the third quarter. RSU expenses are typically higher in the quarter of the grant due to the requirement to immediately expense grants given to retirement-eligible employees. As previously disclosed, we expect to incur approximately $8.5 million to $9.5 million of stock-based compensation expense in fiscal 2007. These costs primarily related to the full-year impact of the issuance of the RSUs granted in 2006 and 2007, including the impact of immediately expensing grants to retirement-eligible employees. Also included in stock-based compensation are costs related to the issuance of deferred share units (“DSU”) to our non-employee directors. Starting in 2007, non-employee members of our Board of Directors can elect to receive their compensation in the form of deferred share units. In 2006, our Board of Directors was compensated with a mixture of cash and RSUs.

For the year-to-date period ended July 1, 2007, general administrative expenses were $59.6 million, an increase of $3.8 million from the comparable year-to-date period ended July 2, 2006. The increase is primarily attributable to higher RSU expense, as mentioned above, and higher professional fees incurred as a result of being a public company. RSU and DSU expense for the year-to-date period ended July 1, 2007 was $5.1 million and was $3.4 million for the year-to-date period ended July 2, 2006. The lower shared services costs from Wendy’s in 2007 offsets increases in salaries and benefits and other costs that we are incurring directly as a standalone company. As a percentage of revenues, year-to-date general and administrative expenses decreased from 7.2% in 2006 to 6.7% in 2007.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits™ and some bread products and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants to both Tim Hortons and Wendy’s Restaurants of Canada Inc. In the second quarter of 2007, equity income was $9.2 million, up $0.1 million from the second quarter of 2006. On a year-to-date basis, equity income was $1.4 million higher than the year-to-date period ended July 2, 2006 primarily as a result of a non-cash tax benefit recognized by one of our key joint ventures in the first quarter of 2007, which we do not expect to recur in subsequent periods, as well as modest operating gains at both of these joint ventures. As we have previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as the rest of our business.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest. Other income, net of other expenses, decreased by $0.5 million from the second quarter of 2006, relating primarily to foreign exchange gains incurred in the second quarter of 2006 which did not recur in the second quarter of 2007.

For the year-to-date period ended July 1, 2007, other expense, net, was $0.8 million versus $1.1 million of other income, net of other expenses for the same year-to-date period in 2006. The decrease of $1.9 million was mainly attributable to both foreign exchange gains and gain on sale of assets in 2006 which did not recur in the first half of 2007.

Interest Expense (Including Affiliated Interest Expense, Net)

Total interest expense, including interest on our credit facilities, other long-term obligations, and interest from affiliate debt, was $6.1 million in the second quarter of 2007 and $7.7 million in the second quarter of 2006, a decrease of $1.6 million. For the year-to-date period ended July 1, 2007, this decrease was $6.9 million from year-to-date 2006.

Affiliate interest expense, net, decreased $1.1 million in the second quarter ended July 1, 2007 compared to the second quarter ended July 2, 2006, and decreased $7.9 million on a year-to-date basis compared to the same period in the prior year. These decreases were primarily as a result of the repayment in March and April 2006 of the US$960.0 million note payable to Wendy’s. This note had an interest rate of 3% per annum. We repaid US$427.4 million in principal, plus accrued interest of US$12.7 million, on March 3, 2006 with available cash and the net proceeds from $500.0 million in indebtedness we incurred under our credit facilities and bridge loan facility. On April 26, 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million in principal, plus accrued interest of US$2.0 million, using the proceeds from our IPO. We also repaid the $200 million bridge loan facility in April 2006, leaving $300 million outstanding under our credit facilities.

Interest expense incurred on our credit facilities and other long-term obligations were $6.1 million in the second quarter of 2007, a decrease of $0.5 million from the second quarter of 2006, reflecting the lower borrowings in the second quarter of 2007 compared to the second quarter of 2006. For the year-to-date periods ended July 1, 2007 and July 2, 2006, interest expense on our credit facilities and other long-term obligations were $11.8 million and $10.8 million, respectively, an increase of $1.0 million. This fluctuation is primarily a result of having the credit facility outstanding for the entire year-to-date period in 2007 versus only approximately four months in the corresponding period in 2006.

Interest Income

Interest income was $1.3 million in the quarter ended July 1, 2007 and $4.4 million in the second quarter of 2006, mainly due to lower average cash balances on-hand throughout the quarter compared to cash balances on-hand in the same quarter last year. Interest income was $3.3 million and $6.9 million for the second quarter year-to-date periods of 2007 and 2006, respectively. The decrease was also primarily due to lower cash balances on-hand in 2007. In 2006, our cash balances were higher because we had IPO proceeds on-hand that had not yet been utilized.

Income Taxes

The effective rate was 33.8% and 19.8% for the second quarters ended July 1, 2007 and July 2, 2006, respectively. In the second quarter ended July 2, 2006, tax audits were resolved resulting in a release of reserves of $11.4 million, which did not recur in the second quarter of 2007. We recorded $2.7 million, and $Nil in Canadian withholding taxes for current and future intercompany cross-border dividends for the second quarter ended July 1, 2007 and July 2, 2006, respectively.

The effective rate was 34.2% and 17.6% for the year-to-date period ended July 1, 2007 and July 2, 2006, respectively. In addition to the release of reserves related to the resolution of tax audits in the second quarter of 2006, discussed above, in the year-to-date period ended July 2, 2006, we also had $4.3 million in favourable permanent book and tax differences for losses on certain hedging transactions, and had a reversal of $5.8 million of Canadian withholding taxes on cross-border dividends. The $5.8 million of Canadian withholding taxes on cross-border dividends was reversed as we determined that inter-company cross-border dividends were no longer expected to be paid. All of the 2006 above-noted tax benefits did not recur in the year-to-date period ended July 1, 2007. We recorded $5.1 million, and $nil in Canadian withholding taxes for current and future intercompany cross-border dividends for the year-to-date period ended July 1, 2007 and July 2, 2006, respectively.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $6.7 million in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additional amounts recognized in the second quarter ended July 1, 2007 for tax positions related to the current and prior years, net of reductions for tax positions of prior years, settlements made and lapses of the applicable statutes of limitation in the quarter was approximately $0.8 million. Refer to the Condensed Consolidated Financial Statements, Note 3 for further details.

The allocation of taxes payable between us and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes us until September 29, 2006), is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be included in capital in excess of par value in the period in which received. Based on verbal representations from Wendy’s management, it is anticipated that we will receive a payment from Wendy’s in connection with the 2006 income tax return based on the terms of the tax sharing agreement. However, Wendy’s verbal representations were based on estimates and assumptions and its actual final tax position could be substantially different from these estimates and assumptions. If Wendy’s final tax position for 2006, upon assessment or reassessment, were to substantially change from what has been represented to us, the two parties would need to agree on whether any adjustment to the allocation of taxes payable is required under the tax sharing agreement. Where the two parties cannot agree to the extent of the allocation, pursuant to the tax sharing agreement, the amount owing will be determined through final arbitration.

Comprehensive Income

In the second quarter of 2007, comprehensive income was $35.4 million compared to $60.6 million in the second quarter of 2006. Net income decreased $9.1 million from the second quarter of 2006 to the second quarter of 2007. Other components of comprehensive income included translation expense of $29.4 million and an unrealized loss on cash flow hedges of $2.5 million, net of tax in the second quarter of 2007. The quarter-over-quarter change in translation expense is mainly due to the fluctuation in foreign exchange rates affecting our U.S. investments in subsidiaries. The exchange rates were $1.0654, $1.1546 and $1.1654 as at July 1, 2007, April 1, 2007 and December 31, 2006, respectively. In 2006, the exchange rates were $1.1283, $1.1071, and $1.1628 as at July 2, 2006, April 2, 2006 and January 1, 2007, respectively. Translation expense for the second quarter of 2006 was $16.1 million and was driven primarily by the realized loss on net investment hedges of $7.2 million, net of taxes of $4.2 million, and the exchange rate fluctuations noted above.

For the year-to-date periods ended July 1, 2007 and July 2, 2006, comprehensive income was $90.1 million and $104.6 million, respectively. The decrease in comprehensive income was mainly due to a decrease in net income of $13.4 million over the prior year. In addition, $32.7 million of translation expenses and $3.7 million of unrealized losses on cash flow hedges resulted in a net decrease of $36.4 million in the year-to-date period of 2007. Other comprehensive income in the year-to-date period ended July 2, 2006 included translation expense of $36.6 million and an unrealized gain of $1.3 million on cash flow hedges.

Liquidity and Capital Resources

Overview

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants and general corporate needs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. Operating cash flows have historically funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. In the year-to-date period ended July 1, 2007, we generated $118.8 million of cash as compared to cash generated from operations of $4.6 million in the year-to-date period ended July 2, 2006, for a net change of $114.2 million (see Comparative Cash Flows below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months.

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

In the second quarter of 2007, we continued to repurchase shares under our previously-announced stock repurchase program, which authorized the Company to purchase up to $200 million, not to exceed 5% of outstanding shares of common stock at the time of the approval in November 2006. In the year-to-date period ended July 1, 2007, we spent $90.0 million to repurchase 2.6 million shares under this program. As at July 1, 2007, we have purchased an aggregate of 4.5 million shares for a total cost of $155.0 million.

When evaluating our leverage position we look at metrics that consider the impact of long term operating and capital leases as well as other long term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant interests in real estate. At the end of the second quarter of 2007, included in long-term obligations, we had approximately $372 million in term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet provides the Company with opportunity and flexibility for future growth.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities was $118.8 million in the year-to-date period ended July 1, 2007, as compared to $4.6 million generated from operating activities in the year-to-date period ended July 2, 2006. Operating cash flows increased by $114.2 million in the year-to-date period ended July 1, 2007 as compared to the year-to-date period ended July 2, 2006. Factors contributing to the higher operating cash flows include: $31.9 million outflow from the settlement of foreign currency contracts in the 2006 year-to-date period which did not recur this year; lower 2007 year-to-date interest and tax payments of $14.5 million and $22.9 million, respectively; lower accounts payable and accrued expenses; and, lower amounts payable to Wendy’s in the 2007 year-to-date period. Depreciation and amortization expense was $21.4 million and $17.7 million for the second quarters ended July 1, 2007 and July 2, 2006, respectively. On a year-to-date basis, depreciation and amortization expense was $41.2 million in 2007 and $34.8 million in 2006. Operating cash flows are impacted by the timing of other working capital movements as a result of growth in the business.

Investing Activities. Net cash used in investing activities totaled $67.5 million in the year-to-date period ended July 1, 2007 compared to $72.8 million in the year-to-date period ended July 2, 2006. Capital expenditures in the year-to-date period ended July 1, 2007 were $70.4 million, versus $73.9 million in the year-to-date period ended July 2, 2006. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. In 2007, we began to contribute up to 50% of the funding required for certain renovation costs on property that we own or lease, not including equipment replacements, upgrades, and certain other improvements and fixtures, with the franchisee paying the remaining portion of the renovation costs. This is an increase from approximately one-third of the percentage of total costs which we contributed in the past several years. Below is a summary of capital expenditures for the year-to-date periods ended July 1, 2007 and July 2, 2006:

	Year-to-date period
	July 1, 2007	July 2, 2006
	(in millions)
Capital expenditures
New restaurants	$40.6	$42.4
Store replacements and renovations	18.2	14.3
Guelph Distribution Centre and other capital needs	11.6	17.2

Total capital expenditures	$70.4	$73.9

In the year-to-date period ended July 1, 2007, cash spent on capital expenditures was $70.4 million for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. Expenditures for other capital needs in 2007 included amounts for the renovation of our Oakville warehouse to office space, software implementations and other equipment purchases. Capital spending in the year-to-date period ended July 2, 2006 was $73.9 million, of which $13.8 million was spent on our Guelph Distribution facility. In the year-to-date period ended July 1, 2007, we opened 28 new restaurants in Canada and 11 in the U.S. compared with 44 in Canada and 13 in the U.S. in the year-to-date period ended July 2, 2006. We continue to expect that future capital needs related to our normal business activities will be funded through ongoing operations.

Financing Activities. Financing activities used cash of $124.0 million in the year-to-date period ended July 1, 2007 and provided cash of $50.2 million in the year-to-date period ended July 2, 2006. In the year-to-date period ended July 1, 2007, cash was primarily used to fund the repurchase of $90.0 million of our common stock under the share repurchase program and the payment of $26.6 million in dividends to our stockholders. In addition, $7.2 million was used to fund our employee benefit trust which in turn purchased shares of our common stock for the purpose of settling the majority of our current RSU obligations to Canadian employees.

In the prior year-to-date period ended July 2, 2006, we entered into new credit facilities providing $498.3 million net proceeds related to debt in the principal amount of $500.0 million and incurred $1.7 million in financing costs that were deferred over the terms of the related facilities. In addition, during the first quarter of 2006, we completed our IPO, issuing 33.35 million shares of our common stock at an offering price of $27.00 (US$23.162) per share. The IPO generated cash proceeds of $903.8 million and share issue costs paid in the year-to-date period ended July 2, 2006 were $61.3 million. The net proceeds from the new credit facilities and from the IPO were used to repay our borrowings from Wendy’s of $1,088.0 million and other long-term debt obligations.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of July 1, 2007 and December 31, 2006, as that term is described by the SEC.

Basis of Presentation

Prior to the Company’s spin-off from Wendy’s, the functional currency of Tim Hortons Inc. was historically the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been be carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. With the completion of the IPO and the repayment of the indebtedness to Wendy’s, there is no longer a significant inter-relatedness with Wendy’s, and Tim Hortons Inc.’s cash flows have changed to be predominantly Canadian-dollar based. As a result, the functional currency of Tim Hortons Inc. and several subsidiaries was changed to the Canadian dollar when the indebtedness to Wendy’s was repaid in April 2006. The functional currency of each of our operating subsidiaries is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the euro. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars. As a result, the Company selected the Canadian dollar as its reporting currency.

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

Effective January 1, 2007, the Company adopted FIN 48 which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $6.7 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 3 of the Condensed Consolidated Financial Statements for more information on income taxes.

Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007, is a comprehensive discussion of the Company’s critical accounting policies and management estimates which is incorporated herein by reference.

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

On February 15, 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations, financial position, or cash flows.

Market Risk

Our exposure to various market risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about market risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The ongoing operational exposure to U.S. dollar exchange rates on our cash flows primarily includes purchases paid for by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $100 million for fiscal 2006. Forward currency contracts to sell Canadian dollars and buy US$65.0 million and US$28.1 million were outstanding as of July 1, 2007 and December 31, 2006, respectively, to hedge purchases from third parties and intercompany payments. The contracts outstanding at July 1, 2007 and December 31, 2006 mature or matured at various dates through April 2008 and July 2007, respectively. The fair value unrealized loss on these forward contracts was $3.7 million as of July 1, 2007 and as of December 31, 2006, there was an unrealized gain of $1.6 million.

Other than as noted above, our exposure to various foreign exchange risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about foreign exchange risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Interest Rate Risk

We are exposed to interest rate risk affecting our net borrowing costs because our existing borrowings of $300.0 million bear a floating rate of interest. We will seek to manage our exposure to interest rate risk and to lower our net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions. Accordingly, in June 2007, we entered into an additional $30 million interest rate swap, resulting in a total of $130.0 million in interest rate swaps outstanding in connection with our senior debt facility. The swaps convert a portion of the variable rate debt from floating rate to fixed rate. The interest rate swaps essentially fix the interest rate on $130.0 million of the $300.0 million term loan facility at 5.16% and mature on February 28, 2011. The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. The fair value unrealized gain on these contract as of July 1, 2007 was $1.1 million, net of taxes of $0.6 million. If interest rates change by 100 basis points, the impact on our annual net income would not be material. We will not enter into speculative swaps or other speculative financial contracts.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s most recent Form 10-K, filed March 9, 2007, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, and type and quality of food; changes in economic and political conditions, consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions), and other conditions; harsh weather and other calamities; food costs; labour cost and availability; benefit costs; legal claims; disruptions in supply chain or changes in the price, availability and shipping costs (including changes in international commodity markets, especially for coffee); risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risk associated with certain ongoing transactions and contractual agreements with Wendy’s International Inc.; risk associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; risk associated with the Company’s debt obligations; and other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 10-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward- looking statements incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 33 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share (Cdn.) (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (2) (4)
Period #4 (April 2, 2007 — May 6, 2007)	746,339		$35.18	746,339	$63,796,155
Period #5 (May 7, 2007 — June 3, 2007)	379,907	(3)	$34.56	187,646	$57,368,709
Period #6 (June 4, 2007 — July 1, 2007)	372,447		$33.09	372,447	$45,048,057

Total	1,498,693		$34.50	1,306,432	$45,048,057

(1)	Inclusive of commissions paid to the broker to repurchase the shares.
(2)	Exclusive of commissions paid to the broker to repurchase the shares.
(3)

As previously announced, on November 17, 2006, The TDL Group. Corp., a Canadian subsidiary of Tim Hortons Inc. (“TDL”), established, as settlor, The TDL RSU Plan Trust, a trust under the laws of Nova Scotia (“Trust”), of which Computershare Trust Company of Canada is the Trustee. In May 2007, the Trustee, on behalf of the Trust, purchased 189,118 shares on the TSX through a broker, the same broker utilized for the Company’s publicly-announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement of restricted stock units awarded to most of the Company’s eligible Canadian employees under the Company’s 2006 Stock Incentive Plan (“Plan”) upon vesting. As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by TDL to distribute shares to most Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at the direction of TDL, the Trustee may acquire additional shares of Company stock with such cash in order to obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units. In creating the Trust, it was contemplated that the Trust would be used to acquire additional shares in the future to fix cash flow requirements that may arise in connection with restricted stock unit grants to certain Canadian employees made in the future under the Plan. In addition, on May 8, 2007 an agent of the Company purchased 3,143 shares on the open market, to settle, after provision for payment of the employee’s minimum statutory withholding tax requirements, the Company’s RSU settlement obligation to a certain employee.

(4)

On August 31, 2006, the Company first announced that its Board of Directors had approved of the Company’s inaugural share repurchase program of up to $200 million, subject to regulatory approval, which program would commence following the distribution by Wendy’s of the shares of the Company then owned by Wendy’s. On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (“NCIB”) had been filed and received regulatory approval from the TSX authorizing the Company to commence its previously-approved repurchase program through the facilities of the TSX. The NCIB approval authorized the repurchase by the Company of shares of its stock in an amount not to exceed $200 million, and in no event in excess of 5%, of the Company’s outstanding common stock as of the date of filing of the NCIB. The expiration date of this repurchase program shall be the earlier to occur of (i) the purchase of $200 million of stock or 5% of the Company’s outstanding shares, as described above, or (ii) September 28, 2007. The Company began implementation of the repurchase program on November 1, 2006 and purchases are expected to continue until the stated expiration date. As part of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate its repurchase activity. A Rule 10b5-1 repurchase plan allows the Company to purchase its shares at times when it ordinarily would not be in the market due to regulatory or company restrictions. The Company repurchases have been, and the Company anticipates that they will continue to be made on the TSX and the NYSE. No repurchase plan or program established by the Company expired or was terminated by the Company during the first quarter of 2007. Numbers reflected in columns (c) and (d) do not include Trust purchases or the one open-market purchase described in footnote (3) above; but rather, column (d) reflects the actual dollar amount remaining available under the Company’s publicly-announced share repurchase program.

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

(a) Index to Exhibits on Page 38.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 9, 2007	/s/ Cynthia J. Devine
Cynthia J. Devine
Executive Vice President and Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
10(a)	Letter agreement amendment to the Shared Services Agreement between the Company and Wendy’s International, Inc. dated June 29, 2007	Filed herewith.

10(b)	Amendment of Restricted Stock Unit Award Agreement – Canadian Employees (2006 Award) (Administrative amendment to accommodate fractional interests for plan administration)	Filed herewith.

10(c)	Amendment of Restricted Stock Unit Award Agreement – U.S. Employees (2006 Award) (Administrative amendment to accommodate fractional interests for plan administration)	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	Filed herewith.