Form 10-Q
period 2007-09-30
Tim Hortons Inc.
filed 2007-11-08
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
Common shares, US$0.001 par value per share	187,281,625 shares

Exhibit Index on page 41.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended September 30, 2007	Third quarter ended October 1, 2006
Revenues
Sales	$327,020	$271,534
Franchise revenues
Rents and royalties	143,449	127,912
Franchise fees	20,072	14,117

	163,521	142,029

Total revenues	490,541	413,563

Costs and expenses
Cost of sales	288,168	240,161
Operating expenses	51,617	45,532
Franchise fee costs	20,432	13,579
General and administrative expenses (note 2)	30,758	31,647
Equity (income)	(9,861)	(9,082)
Other expense (income), net	1,090	431

Total costs and expenses, net	382,204	322,268

Operating income	108,337	91,295
Interest (expense)	(6,118)	(5,707)
Interest income	1,823	2,333

Income before income taxes	104,042	87,921
Income taxes (note 3)	36,661	36,080

Net income	$67,381	$51,841

Basic and diluted earnings per share of common stock (note 4)	$0.36	$0.27

Weighted average number of shares of common stock outstanding — Basic (in thousands)	187,684	193,303

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	187,879	193,486

Dividend per share of common stock	$0.07	$0.07

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share and per share data)

	Year-to-date Period ended September 30, 2007	Year-to-date Period ended October 1, 2006
Revenues
Sales	$913,364	$777,638
Franchise revenues
Rents and royalties	410,803	370,279
Franchise fees	56,239	45,175

	467,042	415,454

Total revenues	1,380,406	1,193,092

Costs and expenses
Cost of sales	805,419	683,351
Operating expenses	148,881	132,275
Franchise fee costs	53,909	44,507
General and administrative expenses (note 2)	90,318	87,426
Equity (income)	(28,873)	(26,679)
Other expense (income), net	1,870	(702)

Total costs and expenses, net	1,071,524	920,178

Operating income	308,882	272,914
Interest (expense)	(17,882)	(16,475)
Interest income	5,143	9,195
Affiliated interest expense, net	—	(7,876)

Income before income taxes	296,143	257,758
Income taxes (note 3)	102,262	66,017

Net income	$193,881	$191,741

Basic earnings per share of common stock (note 4)	$1.03	$1.05

Diluted earnings per share of common stock (note 4)	$1.02	$1.05

Weighted average number of shares of common stock outstanding — Basic (in thousands)	189,049	182,797

Weighted average number of shares of common stock outstanding — Diluted (in thousands)	189,319	183,072

Dividends per share of common stock (post initial public offering)	$0.21	$0.07

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of Canadian dollars)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$109,960	$176,083
Accounts receivable, net	108,255	110,403
Notes receivable, net	12,021	14,248
Deferred income taxes	14,001	6,759
Inventories and other, net (note 5)	58,251	53,888
Advertising fund restricted assets (note 6)	20,265	25,513

Total current assets	322,753	386,894
Property and equipment, net	1,155,219	1,164,536
Notes receivable, net	13,450	16,504
Deferred income taxes	20,442	23,579
Intangible assets, net	3,280	3,683
Equity investments	138,076	139,671
Other assets	9,848	10,120

Total assets	$1,663,068	$1,744,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,649	$115,570
Accrued expenses
Salaries and wages	13,081	18,927
Taxes	26,267	27,103
Other (note 7)	51,273	66,262
Advertising fund restricted liabilities (note 6)	38,941	41,809
Current portion of long-term obligations	5,808	5,518

Total current liabilities	233,019	275,189

Long-term obligations
Term debt	327,070	325,590
Advertising fund restricted debt (note 6)	16,615	23,337
Capital leases	49,296	44,774

Total long-term obligations	392,981	393,701

Deferred income taxes	17,580	17,879
Other long-term liabilities	52,999	39,814
Commitments and contingencies (note 8)
Stockholders’ equity
Common stock (U.S. $0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 shares	289	289
Capital in excess of par value	920,503	918,043
Treasury stock, at cost: 5,796,352 and 1,930,244 shares, respectively (note 9)	(199,590)	(64,971)
Common stock held in trust, at cost: 421,344 and 266,295 shares, respectively (note 9)	(14,628)	(9,171)
Retained earnings	396,409	248,980
Accumulated other comprehensive loss:
Cumulative translation adjustments and other	(136,494)	(74,766)

Total stockholders’ equity	966,489	1,018,404

Total liabilities and stockholders’ equity	$1,663,068	$1,744,987

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date Period ended September 30, 2007	Year-to-date Period ended October 1, 2006
Net cash provided from operating activities	$236,049	$120,128
Cash flows (used in) provided from investing activities
Capital expenditures	(114,611)	(121,316)
Principal payments on notes receivable	5,285	3,319
Proceeds from property disposition	3,032	2,850
Investments in joint venture and other	636	68
Other investing activities	(6,383)	(4,367)

Net cash (used in) provided from investing activities	(112,041)	(119,446)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(135,039)	—
Purchase of common stock held in trust for settlement of restricted stock units	(7,202)	—
Dividend payments (post initial public offering)	(39,744)	(13,531)
Purchase of common stock for settlement of restricted stock units	(110)	(5,489)
Proceeds from share issuance	—	903,825
Share issuance costs	—	(61,577)
Proceeds from issuance of debt, net of issuance costs	2,588	500,432
Repayment of borrowings from Wendy’s	—	(1,087,968)
Principal payments on other long-term debt obligations	(3,433)	(203,212)

Net cash (used in) provided from financing activities	(182,940)	32,480
Effect of exchange rate changes on cash	(7,191)	(33,777)

Decrease in cash and cash equivalents	(66,123)	(615)
Cash and cash equivalents at beginning of period	176,083	186,182

Cash and cash equivalents at end of period	$109,960	$185,567

Supplemental disclosures of cash flow information:
Interest paid	$18,821	$34,884
Income taxes paid	$103,444	$120,448
Non-cash investing and financing activities:
Capital lease obligations incurred	$9,875	$4,368

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date Period ended September 30, 2007	Year ended December 31, 2006
Common stock
Balance at beginning of period	$289	$239
Issuance of common stock	—	50

Balance at end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$918,043	$81,249
Issuance of common stock	—	903,775
Share issuance costs	—	(61,918)
Restricted stock awards	2,460	484
Change in unearned compensation – restricted stock	—	(5,547)

Balance at end of period	$920,503	$918,043

Treasury stock
Balance at beginning of period	$(64,971)	$—
Purchased during period (note 9)	(135,039)	(64,971)
Issued during period (note 9)	420	$—

Balance at end of period	$(199,590)	$(64,971)

Common stock held in trust
Balance at beginning of period	$(9,171)	$—
Purchased during period (note 9)	(7,202)	(9,171)
Disbursed from trust during period (note 9)	1,745	$—

Balance at end of period	$(14,628)	$(9,171)

Retained earnings
Balance at beginning of period	$248,980	$16,430
Opening adjustment – adoption of FIN 48 (note 3)	(6,708)	—

Adjusted opening retained earnings	242,272	16,430
Net income	193,881	259,596
Dividends (post initial public offering)	(39,744)	(27,046)

Balance at end of period	$396,409	$248,980

Accumulated other comprehensive loss
Balance at beginning of period	$(74,766)	$(39,438)
Other comprehensive loss (note 10)	(61,728)	(35,328)

Balance at end of period	$(136,494)	$(74,766)

	$966,489	$1,018,404

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY –

NUMBER OF SHARES OF COMMON STOCK

(Unaudited)

(in thousands of shares of common stock)

	Year-to-date Period ended September 30, 2007	Year ended December 31, 2006
Common stock
Balance at beginning of period	193,303	159,953
Issued during period	—	33,350

Balance at end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(1,930)	—
Purchased during period	(3,878)	(1,930)
Issued during period	12	—

Balance at end of period	(5,796)	(1,930)

Common stock held in trust
Balance at beginning of period	(266)	—
Purchased during period	(207)	(266)
Disbursed from trust during period	52	—

Balance at end of period	(421)	(266)

Common stock issued and outstanding	187,086	191,107

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 MANAGEMENT STATEMENT AND BASIS OF PRESENTATION

Tim Hortons Inc. is a Delaware corporation (together with its subsidiaries, collectively referred to herein as the “Company”) and, prior to March 29, 2006, was a wholly-owned subsidiary of Wendy’s International, Inc. (together with its subsidiaries, collectively referred to herein as “Wendy’s”).

The Company’s principal business is the operation, development and franchising of quick-service restaurants that serve high-quality food, including coffee and other hot and cold beverages, baked goods, sandwiches and soups. As of September 30, 2007, the Company and its franchisees operated 2,758 restaurants in Canada (99.2% franchised) and 352 restaurants in the United States (“U.S.”) (86.6% franchised) under the name “Tim Hortons.”

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of September 30, 2007 and December 31, 2006, and the condensed results of operations, comprehensive income (see Note 10) and cash flows for the quarters and year-to-date periods ended September 30, 2007 and October 1, 2006. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2006 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from the same audited 2006 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP.

Prior to the Company’s spin-off from Wendy’s, the functional currency of Tim Hortons Inc. was historically the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s, and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the US$960.0 million note payable to Wendy’s in 2006 resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows are now in Canadian dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company’s operations are primarily managed in Canadian dollars. As a result, the Company selected the Canadian dollar as its reporting currency.

NOTE 2 CHARGES FROM WENDY’S

General corporate expense allocations represent costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives (including compensation expense related to restricted stock units) that Wendy’s had historically provided to the Company. For the quarters and year-to-date periods ended September 30, 2007 and October 1, 2006, expense allocations from Wendy’s were based on the amounts determined in accordance with the shared services agreement entered into on March 29, 2006 at the completion of the IPO. All of these allocations are reflected in general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

The expense allocations under the shared services agreement and charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan are summarized below:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Expense allocations under the shared services agreement	$237	$1,975	$750	$7,428
Wendy’s restricted stock unit expense for Company employees	—	2,694	—	6,093

	$237	$4,669	$750	$13,521

The Company considered these corporate expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company.

The 2007 expense allocations under the shared services agreement represent charges related to information technology services, the only remaining services sourced from Wendy’s during 2007.

NOTE 3 INCOME TAX

The effective tax rate was 35.2% and 41.0% for the third quarters ended September 30, 2007 and October 1, 2006, respectively. The Company’s higher tax rate for the third quarter ended October 1, 2006 was due primarily to the following: (i) the reversal of previously reported one-time tax benefits through the recording of a valuation allowance of approximately $12 million on previously recognized foreign tax credits as a result of the spin-off from Wendy’s in the quarter ended October 1, 2006 and the decision by the Company not to proceed with certain tax planning strategies; and (ii) the accrual of approximately $2.2 million in deferred tax on unremitted earnings that were expected to be incurred in subsequent periods upon repatriation of earnings. Both of the foregoing were partially offset by a reserve release related to the resolution of Canadian and U.S. tax audits and related book-to-tax adjustments of approximately $5.0 million.

The effective tax rate was 34.5% and 25.6% for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively. The Company’s tax rate was lower for the year-to-date period ended October 1, 2006 primarily due to the following: (i) a reserve release related to the resolution of Canadian and U.S. tax audits and related book-to-tax adjustments of approximately $12 million; and (ii) the reversal, net of an accrual for the third quarter of 2006, of approximately $3.6 million in deferred tax relating to Canadian withholding taxes originally accrued for intercompany cross-border dividends that were no longer expected to be paid.

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

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $6.7 million in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 opening balance of retained earnings. The cumulative amounts of unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were $15.7 million and $19.4 million, respectively (long-term portion of $9.7 million, and $9.4 million, respectively). In the third quarter ended September 30, 2007, $2.5 million was accrued for uncertain tax positions related to the current year and prior years ($5.4 million for the year-to-date period ended September 30, 2007). Also, for the third quarter ended September 30, 2007, the cumulative unrecognized tax benefits were reduced by $0.7 million related to settlements of uncertain tax positions related to prior years ($1.7 million for the year-to-date period ended September 30, 2007), resulting in a net increase in total unrecognized tax benefits of $1.8 million in the third quarter of 2007 ($3.7 million for the year-to-date period ended September 30, 2007).

Included in the balance of unrecognized tax benefits at September 30, 2007 are $4.0 million of uncertain tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility ($4.0 million as of the date of adoption). The deferral of the deductibility of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid would subsequently be recovered when the amounts become ultimately deductible.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

Of the $19.4 million unrecognized tax benefits at September 30, 2007, approximately $15.4 million would impact the effective tax rate over time, if recognized. As of January 1, 2007, of the $15.7 million unrecognized tax benefits, approximately $11.7 million would impact the tax rate over time, if recognized.

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007 and January 1, 2007, the Company had accrued approximately $4.1 million and $3.2 million respectively, for the potential payment of interest and penalties, and which were included as a component of the unrecognized tax benefits. During the third quarter ended September 30, 2007, the Company accrued an additional $0.2 million ($0.9 million for the year-to-date period ended September 30, 2007) in tax expense related to interest and penalties.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that its unrecognized tax benefits reflect the most probable outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. In addition, the resolution of a matter could be recognized as an adjustment to our provision for income taxes and could affect our effective tax rate in the period of resolution. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the 2002 and subsequent taxation years. The audit of 2001 was substantially completed for the majority of Canadian subsidiaries in the second quarter ended July 1, 2007 when the Company received a reassessment resulting in no material adjustments. The Internal Revenue Service has conducted an examination of the Wendy’s consolidated tax group for 2005 and is conducting an examination for 2006 which included Tim Hortons Inc. up to September 29, 2006. An assessment was received for 2005 which resulted in no material reassessment of taxes. An assessment is expected for 2006 based on the 2006 U.S. consolidated tax return filed in September 2007. In addition, income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years consistent with its FIN 48 analysis; however, it is possible that actual settlements may differ from amounts accrued.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease over the next twelve months by a range of $1.6 million to $3.2 million primarily as a result of the settlement of tax audits related to transfer pricing issues. There could be fluctuations in the amount of unrecognized tax benefits over the next twelve months as a result of the timing of the settlement of tax audits and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has, as part of its FIN 48 analysis, made its current estimates based on facts and circumstances known as of September 30, 2007, and cannot predict subsequent or changed facts and circumstances that may affect its current estimates.

The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes the Company until September 29, 2006), described above, is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be included in capital in excess of par value in the period in which received. It is anticipated that the Company will receive a payment of US$9.7 million from Wendy’s in the fourth quarter in connection with the 2006 income tax return, based on the terms of the tax sharing agreement, as amended by Amendment No. 1 to the Tax Sharing Agreement. See Note 14 for additional details regarding Amendment No. 1 to the Tax Sharing Agreement.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per share of common stock are shown below:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1 2006
Net income for computation of basic and diluted earnings per share of common stock	$67,381	$51,841	$193,881	$191,741

Weighted average shares outstanding for computation of basic earnings per common share (in thousands)	187,684	193,303	189,049	182,797
Dilutive impact of restricted stock units (in thousands)	195	183	270	275

Weighted average shares outstanding for computation of diluted earnings per share of common stock (in thousands)	187,879	193,486	189,319	183,072

Basic earnings per share of common stock	$0.36	$0.27	$1.03	$1.05

Diluted earnings per share of common stock	$0.36	$0.27	$1.02	$1.05

NOTE 5 INVENTORIES AND OTHER, NET

Inventories, which are comprised primarily of finished goods, and other include the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Inventories	$47,762	$43,953
Inventory obsolescence provision	(2,834)	(2,713)

Inventories, net	44,928	41,240
Prepaids and other	13,323	12,648

Total inventories and other, net	$58,251	$53,888

NOTE 6 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 – Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheets. In addition, at September 30, 2007 and December 31, 2006, property and equipment, net included $35.3 million and $39.6 million, respectively, of advertising fund property and equipment.

NOTE 7 ACCRUED EXPENSES – OTHER

Included within other accrued expenses are $19.5 million and $39.3 million related to outstanding gift certificates at September 30, 2007 and December 31, 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.6 million and $0.9 million as at September 30, 2007 and December 31, 2006, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $7.3 million as at September 30, 2007 and $4.9 million as at December 31, 2006 in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

The Company has entered into purchase arrangements with some of its suppliers having terms which generally do not exceed one fiscal year. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

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

NOTE 9 CAPITAL STOCK

In 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 5% of the Company’s shares outstanding as at the time of regulatory approval. Under the stock repurchase program, the Company commenced repurchasing stock in late 2006, after all required regulatory approvals were obtained. In the year-to-date period ended September 30, 2007, the Company purchased 3.9 million shares of common stock for a total cost of $135.0 million under the repurchase program. The total accumulated purchases under this program as at September 30, 2007 were approximately $200.0 million. This program was completed and terminated at the end of September 2007.

The Company’s Human Resource and Compensation Committee approved awards of 275,739 and 12,279 restricted stock units which were granted on May 8, 2007 and February 19, 2007, respectively. The fair market value of each unit awarded as part of these grants (the mean of the high and low prices for the Company’s common shares traded on the TSX) on May 8, 2007 and February 19, 2007 was $34.89 and $36.65, respectively. These grants will vest over a maximum period of 30-months. In accordance with SFAS No. 123R—Share-Based Payment (revised 2004) (“SFAS 123R”), RSUs granted to retirement-eligible employees are expensed immediately.

In the year-to-date period ended September 30, 2007, the Company funded its employee benefit plan trust, which, in turn, purchased approximately 0.2 million shares of common stock for approximately $7.2 million. For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock, and the trust has been consolidated in accordance with FASB Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), since the Company is the primary beneficiary, as that term is defined by FIN 46R. The trust is used to fix the Company’s cash requirements in connection with the settlement, after vesting, of outstanding restricted stock units to most Canadian officers and employees who are participants in the 2006 Stock Incentive Plan.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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

NOTE 10 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Total other comprehensive income (loss) consists primarily of translation adjustments related to fluctuations in the Canadian dollar versus the U.S. dollar and activity related to the Company’s cash flow hedges. The respective components of other comprehensive income (loss) and total comprehensive income are shown below:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$67,381	$51,841	$193,881	$191,741
Other comprehensive income (loss)
Translation adjustments	(23,400)	(3,323)	(56,148)	(39,908)
Cash flow hedges:
Net change in fair value of derivatives	(4,756)	(1,602)	(7,696)	(8,894)
Amounts realized in earnings	2,864	430	2,116	8,979

Total cash flow hedges	(1,892)	(1,172)	(5,580)	85

Total other comprehensive loss	(25,292)	(4,495)	(61,728)	(39,823)

Total comprehensive income	$42,089	$47,346	$132,153	$151,918

Income tax components netted in the above table are detailed as follows:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Translation adjustment	$—	$(2,669)	$—	$3,738
Cash flow hedges:
Net change in fair value of derivatives	$(486)	$(981)	$(1,359)	$(404)
Amounts realized in earnings	$(3)	$7	$(18)	$52

NOTE 11 SEGMENT REPORTING

The Company operates in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic regions of Canada and the U.S. As set forth in the table below, there were no material amounts of revenues between reportable segments.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below presents information about reportable segments:

	Third quarter ended				Year-to-date period ended
	September 30, 2007	% of Total	October 1, 2006	% of Total	September 30, 2007	% of Total	October 1, 2006	% of Total
Revenues
Canada	$453,408	92.4%	$379,892	91.9%	$1,267,151	91.8%	$1,092,822	91.6%
U.S.	37,133	7.6%	33,671	8.1%	113,255	8.2%	100,270	8.4%

	$490,541	100.0%	$413,563	100.0%	$1,380,406	100.0%	$1,193,092	100.0%

Segment Operating Income (Loss)
Canada	$119,066	100.2%	$101,338	99.6%	$341,719	101.3%	$297,582	99.6%
U.S.	(288)	(0.2)%	357	0.4%	(4,327)	(1.3)%	1,245	0.4%

Reported Segment Operating Income	118,778	100.0%	101,695	100.0%	337,392	100.0%	298,827	100.0%

Corporate Charges(1)	(10,441)		(10,400)		(28,510)		(25,913)

Consolidated Operating Income	108,337		91,295		308,882		272,914
Interest, net	(4,295)		(3,374)		(12,739)		(15,156)
Income Taxes	(36,661)		(36,080)		(102,262)		(66,017)

Net Income	$67,381		$51,841		$193,881		$191,741

Capital Expenditures
Canada	$29,855	67.5%	$29,650	62.5%	$77,517	67.6%	$82,861	68.3%
U.S.	14,397	32.5%	17,754	37.5%	37,094	32.4%	38,455	31.7%

	$44,252	100.0%	$47,404	100.0%	$114,611	100.0%	$121,316	100.0%

(1)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from our wholly-owned Irish subsidiary which is being managed corporately during the initial start-up phase.

Revenues consisted of the following:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Sales
Warehouse sales	$280,015	$226,363	$776,808	$647,329
Company-operated restaurant sales	12,741	18,477	43,683	51,439
Sales from restaurants consolidated under FIN 46R	34,264	26,694	92,873	78,870

	$327,020	$271,534	$913,364	$777,638

Franchise revenues
Rents and royalties	$143,449	$127,912	$410,803	$370,279
Franchise fees	20,072	14,117	56,239	45,175

	163,521	142,029	467,042	$415,454

Total revenues	$490,541	$413,563	$1,380,406	$1,193,092

Cost of sales related to Company-operated restaurants were $14.8 million and $20.7 million for the third quarters ended September 30, 2007 and October 1, 2006, respectively, and $50.2 million and $56.9 million for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the Company’s franchised locations and system activity for the third quarters and year-to-date periods ended September 30, 2007 and October 1, 2006:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,002	2,820	2,952	2,790
Franchises opened	38	27	75	80
Franchises closed	(5)	(8)	(11)	(24)
Net transfers within the system	5	1	24	(6)

Franchise restaurants in operation – end of period	3,040	2,840	3,040	2,840
Company-operated restaurants, net	70	102	70	102

Total systemwide restaurants	3,110	2,942	3,110	2,942

NOTE 12 DERIVATIVES

In connection with the term loan facility, under the Company’s senior credit facility, one of the Company’s principal subsidiaries entered into a $30.0 million interest rate swap with one financial institution in the second quarter of 2007, to help manage its exposure to interest rate volatility. By entering into the interest rate swap, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate to 4.91% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to the criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Combined with interest rate swaps entered into under this facility in the first quarter of 2006, the Company now has a total of $130.0 million of interest rate swaps. The fair value unrealized gain on these contracts as of September 30, 2007 was $0.2 million, net of taxes of $0.1 million.

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The ongoing operational exposure to U.S. dollar exchange rates on the Company’s cash flows primarily includes purchases paid for by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $100 million for fiscal 2006. Forward currency contracts to sell Canadian dollars and buy US$38.6 million and US$28.1 million were outstanding as of September 30, 2007 and December 31, 2006, respectively, to hedge purchases from third parties and intercompany payments. The contracts outstanding at September 30, 2007 and December 31, 2006 mature or matured at various dates through May 2008 and July 2007, respectively. The fair value unrealized loss on these forward contracts was $4.7 million as of September 30, 2007 and, as of December 31, 2006, there was an unrealized gain of $1.6 million.

NOTE 13 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157—Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective for its fiscal 2008 year. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations, financial position, or cash flows.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 14 SUBSEQUENT EVENTS

In October 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of the Company’s outstanding shares as at the time of regulatory approval. The Company authorized the commencement of the program on October 31, 2007, after receipt of all regulatory approvals. The program is expected to be in place until October 30, 2008, but may terminate earlier if the $200 million maximum or the 5% of outstanding common shares limit is reached, or, at the discretion of the Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). On October 26, 2007, the Company announced that a notice of intention to make a normal course issuer bid (“NCIB”) would be filed with the TSX for the program, as described above. Regulatory approval from the TSX for the NCIB was received on October 29, 2007. For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, the Company also intends to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements.

Under the terms of the tax sharing agreement, the Company is entitled to a payment from Wendy’s in the fourth quarter of 2007 in connection with Wendy’s use of certain of the Company’s tax attributes in the 2006 tax year (“2006 tax payment”), consistent with the 2006 consolidated income tax return filed by Wendy’s. On November 7, 2007, the Company and Wendy’s entered into Amendment No. 1 to the Tax Sharing Agreement (“Amendment”), a copy of which is attached as Exhibit 10(b) to this quarterly report. In consideration for Wendy’s entering into the Amendment and, to a lesser extent, the resolution of a separate tax matter between the parties, the Company agreed to accept a final negotiated amount of US$9.7 million for the 2006 tax payment. Under the Amendment, certain circumstances that would otherwise necessitate a re-determination of tax liabilities and payments between the parties under the tax sharing agreement have been eliminated. The Amendment provides that neither party will be required to make a payment to the other in connection with the use of the other party’s tax attributes, or as a result of other Adjustments (as such term is defined in the tax sharing agreement, as amended), in any year in which Wendy’s and the Company filed consolidated returns, except in connection with Adjustments to previously-filed returns as a result of audits and/or competent authority or related proceedings, unless the party required to make the payment otherwise consents to the filing of an amended return.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2006 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007 and the Company’s periodic reports on Form 10-Q filed prior to the date hereof. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report on Form 10-K, and those set forth in our Safe Harbor statement attached hereto as Exhibit 99, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our operating results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of September 30, 2007, 3,040, or 97.7%, of our restaurants were franchised, representing 99.2% in Canada and 86.6% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system, and the strength of our brand. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for franchised restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues and also impact distribution revenues.

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

Executive Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on sales from franchised restaurants. Also, our business model includes controlling the real estate for most of our franchised restaurants. As of September 30, 2007, we leased or owned the real estate for approximately 82% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In early 2006, we began distributing frozen and refrigerated products to some of our Ontario restaurants though our Guelph, Ontario distribution centre. In the third quarter of 2007, we completed the roll-out of frozen and refrigerated products from this facility, which now services approximately 85% of our Ontario stores. In the U.S., we supply similar products to system restaurants through third-party distributors.

Systemwide sales growth was 11.7% in the third quarter of 2007 as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants.

Third quarter 2007 same-store sales increased 7.5% in Canada (5.9% in Q3 2006) and increased 4.5% in the U.S. (9.2% in Q3 2006). Pricing impacted the third quarter 2007 growth rates by approximately 2.7% in Canada and 0.3% in the U.S. Same-store sales growth was driven by our promotional calendar, new product offerings, continuous improvement at restaurant level operations, and price increases in some regions of Canada, as outlined above. In future quarters, we will be continuing to lap some significant same-store sales growth numbers, in part, as a result of the introduction of the breakfast sandwich that was rolled out in the U.S. in February 2006 and in Canada in September 2006. Product innovation continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. This may include expansion of our lunch offerings with the potential launch of a hot sandwich which we see as a natural expansion of our hot breakfast sandwich offering.

We opened a total of 40 restaurants in the quarter compared to 29 restaurants in the third quarter last year. On a year-to-date basis, we have opened a total of 79 restaurants compared to 86 for the comparable year-to-date period in 2006. Our restaurant development program is typically highest in the fourth quarter each year. The Company continues to execute toward its previously-announced 2007 restaurant opening targets of 120-140 restaurants in Canada and 60-80 restaurants in the U.S. However, we plan to execute our development activities prudently and only with the right opportunities. This includes our selective development of targeted U.S. markets, including our newest U.S. market, Lansing, Michigan. We also continue to pursue strategic alliances with third parties for restaurant development opportunities in the U.S. and Canada. In this regard, we announced our newest restaurant development partnership, with Wal-Mart Canada Corp., in Canada in the third quarter of 2007. Under this partnership, we will have restaurants in Wal-Mart Canada Supercentres starting in late 2007 with a total of 7 planned outlets opening in 2007 and 2008. As previously disclosed, future escalation of real estate, construction costs and labour availability (in some regions) may slow our projected new restaurant growth, and our mix between standard and non-standard restaurants may shift toward non-standard depending upon real estate availability and market needs, among other factors.

In the third quarter of 2007, our revenues increased $77.0 million, or 18.6%, over the third quarter of 2006 and increased $187.3 million, or 15.7%, in the year-to-date period ended September 30, 2007 over the prior year-to-date period ended October 1, 2006. These increases for the third quarter were primarily a result of continued average same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. In addition, distribution sales increased as we completed our implementation of frozen and refrigerated distribution from our Guelph, Ontario facility. Franchise fees, which are based primarily on restaurant openings, also increased significantly, primarily reflecting a higher number of restaurant openings compared to the third quarter of 2006.

Operating income increased $17.0 million, or 18.7%, in the third quarter of 2007 compared to the third quarter of 2006, primarily as a result of higher year-over-year revenues, discussed above. Operating income gains in the third quarter were also realized from lower general and administrative expenses and higher equity income. Partially offsetting these operating gains were increased operating expenses arising primarily from a higher number of properties that we own or lease and then sublease to franchisees, higher franchise fee costs primarily related to the timing of expenses, higher other expense which primarily related to foreign exchange losses, and lower contribution from our U.S. operating segment.

For the year-to-date period ended September 30, 2007, operating income increased $36.0 million, or 13.2%, over the comparable year-to-date period in 2006. This was primarily due to the higher year-to-date revenues, as well as increased equity income. Year-to-date operating income was offset, in part, by higher general and administrative expenses, costs associated with research and development in the area of new store design, and lower other income. Operating income growth of 13.2% was lower than revenue growth primarily as a result of the change in business mix, with distribution contributing a higher proportion of the revenue and cost growth, as expected, in connection with the recently completed roll-out of frozen and refrigerated distribution capabilities.

In the third quarter of 2007, our net income increased $15.5 million, or 30.0%, compared to the third quarter of 2006. The increase in net income was primarily a result of the higher operating income, offset to a small degree by higher net interest expense and marginally higher income tax expense, although the effective tax rate was lower (see Income Taxes). Our net income growth rate of 30% exceeded operating income growth of 18.7% due primarily to the lower effective tax rate in the third quarter of 2007 versus the third quarter of 2006. Earnings per share increased to $0.36 in the third quarter of 2007 compared to $0.27 in the third quarter of 2006. The diluted weighted average number of shares outstanding in the third quarter of 2007 was 187.9 million, which was 2.9% lower than the diluted weighted average share count in the third quarter of 2006, primarily as a result of the Company’s share repurchase program.

Net income was $193.9 million and $191.7 million for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively. The 1.1% increase is primarily attributable to the higher operating income in 2007 and lower net interest expense, partially offset by the significantly higher effective tax rate in 2007. Diluted earnings per share were $1.02, a decrease of 2.9% from the year-to-date period ended October 1, 2006, due to the 3.4% higher diluted shares of common stock outstanding. The 2006 higher share count was due to the share issuance from our initial public offering in March 2006, which resulted in a higher number of shares outstanding for the entire year-to-date period in 2007 and only for approximately six months in the prior year-to-date period. The share repurchase program partially offset this effect.

We have substantially completed the installation of electronic payment systems in Canada to allow for payment by credit card at approximately 2,100 participating restaurant locations. The Company entered into an exclusive arrangement with MasterCard™ for a limited period of time. In late October 2007, the reloadable TimCard™ was introduced in Canada using the same technology platform as the MasterCard payment system. Both initiatives are designed to provide customer convenience and increase speed of service. We anticipate that the TimCard program will be rolled out in the U.S. in the first quarter of 2008.

In the third quarter of 2007, we purchased 1.3 million shares under our share repurchase program at an average cost of $34.19 for a total cost of $45.0 million. We purchased a total of 3.9 million shares in the year-to-date period ended September 30, 2007, for a total cost of $135.0 million. The Company has now fully completed the 2006-2007 $200 million share repurchase program. A total of 5.8 million shares were repurchased under this program. The Board of Directors has approved a new 12 month, $200 million share repurchase program as part of the Company’s ongoing focus of creating value for shareholders (see our Condensed Consolidated Financial Statements, Note 14 – Subsequent Events).

On October 25, 2007, the Company declared its sixth consecutive quarterly dividend of $0.07 per share, payable in Canadian dollars. We have paid $39.7 million in dividends to our stockholders in the year-to-date period ended September 30, 2007 for dividends declared in February, May and August 2007. The quarterly dividend declared in October is payable on November 20, 2007, to shareholders of record as of November 6, 2007. The payment of future dividends remains subject to the discretion of the Company’s Board of Directors.

Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Systemwide sales growth(1)	11.7%	11.5%	11.0%	12.2%
Average same-store sales growth
Canada(2)	7.5%	5.9%	6.8%	6.8%
U.S.(2)	4.5%	9.2%	4.1%	9.1%
Systemwide restaurants	3,110	2,942	3,110	2,942
Revenues (in millions)	$490.5	$413.6	$1,380.4	$1,193.1
Operating income (in millions)	$108.3	$91.3	$308.9	$272.9
Net income (in millions)	$67.4	$51.8	$193.9	$191.7
Diluted earnings per share	$0.36	$0.27	$1.02	$1.05
Weighted average number of shares of common stock outstanding – Diluted (in millions)	187.9	193.5	189.3	183.1

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

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants, although approximately 97.7% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.

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

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for the periods presented:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Canada
Restaurants opened	31	21	59	65
Restaurants closed	(6)	(9)	(12)	(25)

Net change	25	12	47	40

U.S.
Restaurants opened	9	8	20	21
Restaurants closed	(2)	—	(4)	(4)

Net change	7	8	16	17

Total Company
Restaurants opened	40	29	79	86
Restaurants closed	(8)	(9)	(16)	(29)

Net change	32	20	63	57

From the end of the third quarter of 2006 to the end of the third quarter of 2007, we opened 190 system restaurants including both franchised and company-operated restaurants, and we had 22 restaurant closures for a net increase of 168 restaurants. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru.

The following table shows our restaurant count as of September 30, 2007, December 31, 2006 and October 1, 2006:

Systemwide Restaurant Count

	As of September 30, 2007	As of December 31, 2006	As of October 1, 2006
Canada
Company-operated	23	34	41
Franchise	2,735	2,677	2,596

Total	2,758	2,711	2,637

% Franchised	99.2%	98.7%	98.4%
U.S.
Company-operated	47	61	61
Franchise	305	275	244

Total	352	336	305

% Franchised	86.6%	81.8%	80.0%
Total system
Company-operated	70	95	102
Franchise	3,040	2,952	2,840

Total	3,110	3,047	2,942

% Franchised	97.7%	96.9%	96.5%

Operating Income

For the third quarter ended September 30, 2007, we had operating income of $108.3 million, an increase of $17.0 million, or 18.7%, compared to the third quarter of 2006. The year-over-year improvement in operating income was primarily due to the higher year-over-year revenues, which increased 18.6% from the third quarter of 2006. Revenues were higher primarily due to systemwide sales growth driving higher rents and royalties; higher sales from our distribution business; and, higher franchise fee revenues, due to a higher number of restaurant openings, replacements and renovations. Sales from our distribution business grew 23.7%, from $226.4 million in the third quarter of 2006 to $280.0 million in the third quarter of 2007, reflecting the higher sales contribution from the full implementation of frozen and refrigerated distribution.

Operating income growth of 18.7% was slightly higher than revenue growth primarily as a result of lower general and administrative costs as a percentage of revenue (6.3% in the third quarter of 2007 versus 7.7% in the third quarter of 2006). Gains to operating income were offset, in part, by higher franchise fee costs, which increased more than franchise fee revenue due to the timing of certain expenses; higher operating expenses, due to a higher number of restaurants in the system with corresponding depreciation and lease costs; and, higher other expenses, which reflects foreign exchange losses mainly associated with holding U.S. dollar cash and other net assets in Canadian functional currency entities (See Results of Operations – Other Income and Expense, net). The change in business mix, with distribution contributing a higher proportion of the revenue and cost growth, also partially offset margin gains. While margins from our distribution business were stable in the third quarter 2007 compared to prior year, distribution sales, which generally have lower margins than some other components of our business, were a higher proportion of our revenues and associated costs. Distribution sales represented 57.1% of our total revenues in the third quarter of 2007, as compared to 54.7% of our total revenues in the third quarter of 2006. Distribution costs as a percentage of total costs and expenses also increased during the quarter. We anticipated this shift in our business mix in connection with our three-channel delivery roll-out. Distribution remains a critical element of our overall strategy and contributes positively to our operating income.

The Guelph distribution facility commenced operations in the first quarter of 2006. We began the transition to three-channel delivery in April 2006. Three-channel delivery has shelf-stable, refrigerated and frozen products on the same truck. The transition to three-channel delivery was completed in the third quarter of 2007. While sales margins on frozen and refrigerated products are lower than some of our other products, the Guelph facility contributes positively to our operating income.

Operating income for the year-to-date period ended September 30, 2007 was $308.9 million, an increase of $36.0 million, or 13.2%, over the comparable year-to-date period ended October 1, 2006. The year-over-year improvement in operating income was primarily due to the higher year-over-year revenues, discussed above with respect to third quarter operating income growth, combined with higher equity income of $2.2 million, offset, in part, by lower other income of $2.6 million and higher general and administrative expenses of $2.9 million. Our operating income is ahead of our expectations for the first nine months of 2007, and if the year-to-date trends continue for the remainder of the year, we expect to exceed our 2007 operating income growth target of 10%.

Segment Operating Income (Loss)

The following tables provide information about the operating income of our reportable segments:

	Third quarter ended				Change from prior year
	September 30, 2007	% of Revenues	October 1, 2006	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Canada	$119,066	24.3%	$101,338	24.5%	$17,728	17.5%
U.S.	(288)	(0.1)%	357	0.1%	(645)	n/m

Total segment operating income	118,778	24.2%	101,695	24.6%	17,083	16.8%
Corporate(1)	(10,441)	(2.1)%	(10,400)	(2.5)%	(41)	0.4%

Total operating income	$108,337	22.1%	$91,295	22.1%	$17,042	18.7%

	Year-to-date period ended				Change from prior year
	September 30, 2007	% of Revenues	October 1, 2006	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Canada	$341,719	24.8%	$297,582	24.9%	$44,137	14.8%
U.S.	(4,327)	(0.3)%	1,245	0.1%	(5,572)	n/m

Total segment operating income	337,392	24.5%	298,827	25.0%	38,565	12.9%
Corporate(1)	(28,510)	(2.1)%	(25,913)	(2.1)%	(2,597)	10.0%

Total operating income	$308,882	22.4%	$272,914	22.9%	$35,968	13.2%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business units, the impact of certain foreign currency exchange gains and losses, and the operating income from our wholly-owned Irish subsidiary (see below) which is being managed corporately during the initial start-up phase.

n/m	not meaningful

Systemwide sales and average same-store sales growths are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations.

Segment operating income increased $17.1 million, or 16.8%, in the third quarter of 2007 compared to the third quarter of 2006 and increased $38.6 million, or 12.9%, year-over-year from the year-to-date period ended October 1, 2006.

In the third quarter of 2007, our Canadian segment operating income increased by $17.7 million, or 17.5%, compared to the third quarter of 2006. Canadian average same-store sales increased 7.5% over the third quarter of 2006, of which pricing contributed approximately 2.7% of this increase. In July 2007, we had price increases in certain Canadian markets (Ontario, Atlantic Canada and Manitoba). At this time, we anticipate that pricing will impact the fourth quarter 2007 Canadian same-store sales growth by approximately 2%. Pricing increases are market driven, generally as a result of rising costs facing us and our franchisees, particularly labour costs. We typically expect continuous price increases in one or more of our various markets throughout a given year. In the third quarter of 2007, we opened 31 new restaurants and closed 6, as compared to opening 21 new restaurants and closing 9, in the third quarter of 2006. Canadian segment margins were modestly impacted by increased revenues and associated costs from the distribution business which generally has lower margins, but a positive overall income contribution.

Canada’s segment operating income was $341.7 million and $297.6 million for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively. Canada’s same-store sales growth was 6.8% for the year-to-date period ended September 30, 2007, of which pricing contributed approximately 1.8% of this growth. We opened 59 new restaurants for the year-to-date period ended September 30, 2007 and closed 12 restaurants. In the comparable year-to-date period in 2006, we opened 65 new restaurants and closed 25 restaurants.

The U.S. operating segment loss was $0.3 million in the third quarter of 2007 compared to income of $0.4 million in the third quarter of 2006. The decrease in U.S. segment operating income was due primarily to increased relief given to franchisees and higher general and administrative expenses, as resources have been added to replace services previously provided by Wendy’s. Average same-store sales increased 4.5% in the third quarter compared to the third quarter of 2006, of which pricing contributed approximately 0.3% of this increase.

The U.S. segment operating loss was $4.3 million in the year-to-date period ended September 30, 2007, versus income of $1.2 million in the year-to-date period ended October 1, 2006. The decrease in U.S. segment operating income was due to the following factors: increased relief given to franchisees; higher general and administrative expenses, discussed above; lower income from coffee roasting operations; lower net franchise fee income; and, higher Company-operated restaurant losses. U.S. same-store sales increased 4.1% for the year-to-date period ended September 30, 2007, of which pricing contributed approximately 1.4% of this increase. We opened 20 new restaurants and closed 4 restaurants in the U.S. in the year-to-date period ended September 30, 2007. In the comparable year-to-date period in 2006, we opened 21 new restaurants and closed 4 restaurants. During the third quarter of 2007, we continued to reduce our U.S. Company-operated restaurant base from 61 restaurants at the end of the third quarter of 2006 to 47 restaurants at the end of the third quarter of 2007. This shift is part of our longer-term strategy of having a primarily franchised-system model, similar to our Canadian operations.

We anticipate that U.S. segment operating income will continue to show some volatility, quarter-to-quarter and year-to-year, as we continue our growth and expansion into new and existing markets. As we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on our past experience, as we add new restaurants in these developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief in the areas of rents and royalties, and in some cases, relief on other operating costs, for a period of time to support these franchisees. The relief offsets our rents and royalties revenue. Also, when we transition a restaurant from a corporately-owned restaurant to either a full franchised store or a store governed by an operator agreement or other types of arrangements, we generally provide relief to the franchisee for an initial period. We are generally able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging, however it has not been an impediment to our growth.

Corporate charges primarily include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $10.4 million in both the third quarters of 2007 and 2006, respectively. Despite these charges being flat quarter-over-quarter, in the third quarter of 2007, the corporate charges reflected foreign exchange losses, higher costs associated with our franchisee convention, and higher public company costs, offset by lower restricted stock unit costs, lower costs related to directors’ and officers’ liability insurance policy and other costs related to the spin-off from Wendy’s. On a year-to-date basis, corporate charges were $28.5 million in 2007 versus $25.9 million in 2006. The increase in the year-to-date amount in 2007 is primarily attributable to higher standalone public company costs, growth in our business, and costs associated with our franchisee convention, offset, in part, by the higher RSU costs in 2006 related to the accelerated vesting of the Wendy’s RSU’s as a result of the spin-off.

In the second quarter of 2007, one of our material subsidiaries, as defined by our senior credit facility, The THD Group LLC, our U.S. franchisor, was merged with a newly-incorporated company, Tim Hortons USA Inc. The continuing company will operate under the name Tim Hortons USA Inc. and has assumed all of the rights and obligations of the former entity under the senior credit facility.

Overall, our total segment operating income from our reportable segments was 24.2% and 24.6% as a percentage of total revenues for the quarters ended September 30, 2007 and October 1, 2006, respectively, and 24.5% and 25.0% for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively.

The Company, through a wholly-owned Irish subsidiary, in partnership with Cuisine de France and SPAR Ratoath, Co Meath, Ireland has launched coffee and donut self-serve kiosks in SPAR convenience stores in Ireland. The self-serve kiosks, featuring Tim Hortons coffee and a selection of donuts, were tested and introduced in the first half of 2007. The roll-out is being managed by Cuisine de France, under license from Tim Hortons, and the kiosks are operated by independent SPAR retailers. At present, the distribution of coffee and donuts through SPAR with respect to these self-serve kiosks is not expected to be a material contributor to our net income, although it will result in incremental warehouse sales and royalties. The operating income from these operations was trivial in the third quarter of 2007 (2006 – $nil), and was netted in corporate charges because, at this time, this venture is being managed corporately.

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

Presently, the only services Wendy’s continues to provide under the shared services agreement are certain information technology services primarily related to our general ledger and U.S. fixed asset subledger. During the second quarter of 2007, we reached an agreement with Wendy’s regarding an extension (in the form of a letter agreement amendment to the shared services agreement), of these information technology services until March 2008, in the event that we are unable to satisfactorily implement, and/or test for internal control purposes, a new general ledger and U.S. fixed asset system before December 28, 2007. This extension allows us the ability to maintain the Wendy’s systems as systems of record for the information technology services provided by Wendy’s for each quarter in 2007, if we believe it is necessary to do so. Management is satisfied with the progress of its implementation of a new general ledger and U.S. fixed asset subledger system and currently plans to rely on its new system for the fourth quarter and year-end. In the event that we rely on our new systems for year-end 2007, there will be no additional services under the shared services agreement with Wendy’s and the agreement will effectively terminate, except for selected provisions that survive termination, including certain indemnity and limitation of liability clauses. There are certain risks in implementing financial reporting systems in the fourth quarter with respect to Sarbanes-Oxley Section 404. We have taken steps we believe appropriate to mitigate these risks, but there can be no assurance that these steps will entirely eliminate this risk.

We expect the costs in 2007 to utilize the information technology services from Wendy’s will be approximately US$1.0 million. Commencing late in the fourth quarter of 2007, our general and administrative costs will include depreciation and other costs for hosting services for our new general ledger and fixed asset subledger.

We also continue to have some interdependencies with Wendy’s with respect to income taxes (see “Income Taxes”).

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the third quarter of 2007 as compared to the third quarter of 2006.

	Third quarter ended				Change from prior year
	September 30, 2007	% of Revenues	October 1, 2006	% of Revenues	$	%
Revenues
Sales	$327,020	66.7%	$271,534	65.7%	$55,486	20.4%
Franchise revenues:
Rents and royalties(1)	143,449	29.2%	127,912	30.9%	15,537	12.1%
Franchise fees	20,072	4.1%	14,117	3.4%	5,955	42.2%

	163,521	33.3%	142,029	34.3%	21,492	15.1%

Total revenues	490,541	100.0%	413,563	100.0%	76,978	18.6%

Costs and expenses
Cost of sales	288,168	58.7%	240,161	58.1%	48,007	20.0%
Operating expenses	51,617	10.5%	45,532	11.0%	6,085	13.4%
Franchise fee costs	20,432	4.2%	13,579	3.3%	6,853	50.5%
General and administrative expenses	30,758	6.3%	31,647	7.7%	(889)	(2.8)%
Equity (income)	(9,861)	(2.0)%	(9,082)	(2.2)%	(779)	8.6%
Other expense (income), net	1,090	0.2%	431	0.1%	659	n/m

Total costs and expenses, net	382,204	77.9%	322,268	78.0%	59,936	18.6%

Operating income	108,337	22.1%	91,295	22.0%	17,042	18.7%
Interest (expense)	(6,118)	(1.2)%	(5,707)	(1.4)%	(411)	7.2%
Interest income	1,823	0.4%	2,333	0.6%	(510)	(21.9)%

Income before income taxes	104,042	21.2%	87,921	21.2%	16,121	18.3%
Income taxes	36,661	7.5%	36,080	8.7%	581	1.6%

Net income	$67,381	13.7%	$51,841	12.5%	$15,540	30.0%

n/m – The comparison is not meaningful

(1)	See Note (1) in the following table.

	Year-to-date period ended				Change from prior year
	September 30, 2007	% of Revenues	October 1, 2006	% of Revenues	$	%
Revenues
Sales	$913,364	66.2%	$777,638	65.2%	$135,726	17.5%
Franchise revenues:
Rents and royalties(1)	410,803	29.7%	370,279	31.0%	40,524	10.9%
Franchise fees	56,239	4.1%	45,175	3.8%	11,064	24.5%

	467,042	33.8%	415,454	34.8%	51,588	12.4%

Total revenues	1,380,406	100.0%	1,193,092	100.0%	187,314	15.7%

Costs and expenses
Cost of sales	805,419	58.3%	683,351	57.3%	122,068	17.9%
Operating expenses	148,881	10.8%	132,275	11.1%	16,606	12.6%
Franchise fee costs	53,909	3.9%	44,507	3.7%	9,402	21.1%
General and administrative expenses	90,318	6.5%	87,426	7.3%	2,892	3.3%
Equity (income)	(28,873)	(2.1)%	(26,679)	(2.2)%	(2,194)	8.2%
Other expense (income), net	1,870	0.1%	(702)	(0.1)%	2,572	n/m

Total costs and expenses, net	1,071,524	77.6%	920,178	77.1%	151,346	16.4%

Operating income	308,882	22.4%	272,914	22.9%	35,968	13.2%
Interest (expense)	(17,882)	(1.3)%	(16,475)	(1.4)%	(1,407)	8.5%
Interest income	5,143	0.4%	9,195	0.8%	(4.052)	(44.1)%
Affiliated interest (expense), net	—	—	(7,876)	(0.7)%	7,876	100.0%

Income before income taxes	296,143	21.5%	257,758	21.6%	38,385	14.9%
Income taxes	102,262	7.4%	66,017	5.5%	36,245	54.9%

Net income	$193,881	14.1%	$191,741	16.1%	$2,140	1.1%

n/m – The comparison is not meaningful

(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 107 and 85 franchises on average in the third quarters of 2007 and 2006, respectively, and 101 and 86 franchises on average in the year-to-date periods of 2007 and 2006, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Third quarter ended		Year-to-date period ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,088,308	$974,183	$3,114,492	$2,814,887
U.S. (in thousands of U.S. dollars)	$75,503	$62,219	$217,779	$179,276

Revenues

Sales

In the third quarter of 2007, sales were $327.0 million, an increase of $55.5 million, or 20.4%, over the third quarter of 2006. Warehouse sales increased $53.7 million. The remaining $1.8 million sales increase was primarily related to an increase in sales from restaurants consolidated under FIN 46R, offset, in part by lower Company-operated restaurants sales, discussed below.

The increase in warehouse sales of $53.7 million from the third quarter of 2006 to the third quarter of 2007 was primarily as a result of the increase in the number of franchise restaurants open and higher average same-store sales, which contributed approximately $24.9 million of the quarter-over-quarter increase. A significant portion of the remaining $28.8 million increase in warehouse sales was due to the distribution of frozen and refrigerated products, reflecting the completion of our roll-out of three-channel delivery during the quarter to approximately 85% of our Ontario stores and the balance of the quarter-over-quarter increase represented a combination of product mix and pricing. Distribution sales represented 57.1% of our total revenues in the third quarter of 2007 as compared to 54.7% of our total revenues in the third quarter of 2006. This shift in business mix is primarily attributable to the full roll out of distribution of frozen and some refrigerated products from our Guelph facility.

Sales for the year-to-date period ended September 30, 2007 were $913.4 million, an increase of $135.7 million, or 17.5%, compared to $777.6 million for the year-to-date period ended October 1, 2006. The increase in warehouse sales of $129.5 million contributed the majority of the sales increase with the remaining $6.2 million year-over-year sales increase being primarily related to an increase in sales from restaurants consolidated under FIN 46R, offset, in part, by lower sales from Company-operated restaurants, discussed below.

Warehouse sales were $776.8 million and $647.3 million for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively. The $129.5 million, or 20%, increase in warehouse sales was primarily driven by same-store sales growth and new restaurant development of $63.0 million. A significant portion of the remaining year-over-year increase of $66.5 million is due to the distribution of frozen and refrigerated products from our Guelph distribution centre with the balance of the year-over-year increase in warehouse sales essentially due to a combination of product mix and pricing.

Company-operated restaurant sales were $12.7 million and $18.5 million in the third quarter of 2007 and 2006, respectively, and $43.7 million and $51.4 million in the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively. On average, there were fewer Company-operated restaurants in the quarter and year-to-date periods compared to the same periods in 2006, primarily resulting in the decrease in sales.

The consolidation under FIN 46R of 107 and 85 franchise restaurants on average during the third quarter of 2007 and 2006, respectively, resulted in sales of $34.3 million and $26.7 million, respectively. For the year-to-date periods ended September 30, 2007 and October 1, 2006, there were 101 and 86 FIN 46R franchise restaurants, on average, which contributed sales of $92.9 million and $78.9 million, respectively.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $15.5 million, or 12.1%, in the third quarter of 2007 over the third quarter of 2006. This increase was fairly consistent with the third quarter 2007 systemwide sales growth of 11.7%. Our net growth in both rental income and royalty income was primarily driven by an increase of approximately $8.9 million due to the positive average same-store sales growth over this time period and an increase of approximately $5.7 million due to an increase in the number of franchised restaurants open. This increase was partially offset by higher rent and royalty relief provided to certain of our U.S. and Canadian franchisees. As we continue to grow and expand into new markets, our franchisees may experience losses and, in certain situations, we may provide financial relief for a period of time to help offset these losses.

Rents and royalties revenues were $410.8 million and $370.3 million for the year-to-date periods ended September 30, 2007 and October 1, 2006, respectively. The 10.9% growth, which is fairly consistent with our year-to-date systemwide sales growth of 11.0%, was primarily driven by an increase of approximately $22.8 million due to the positive average same-store sales growth and approximately $16.1 million due to an increase in the number of franchised restaurants open. This increase was partially offset by higher rent and royalty relief provided to certain of our U.S. and Canadian franchisees.

Franchise Fees. Franchise fees during the third quarter of 2007 increased $6.0 million, or 42.2%, from the third quarter of 2006, primarily due to increased new restaurant development and renovations of $5.8 million. This gain was offset by $0.2 million due to a net decrease in resales of existing restaurants and replacements in the third quarter of 2007 as compared to the third quarter of 2006. Our franchise fee revenues were also positively impacted from the recognition of deferred revenues from our U.S. franchise incentive program, which allows for the deferral of the payment of the initial franchise fee and equipment package over a period of up to 130 weeks. Revenue under this program is recognized over a period of up to 130 weeks or when the respective franchise reaches certain sustained sales levels.

In the year-to-date period ended September 30, 2007, franchise fee revenues were $11.1 million, or 24.5%, higher than the comparable prior year-to-date period. This increase is mainly attributable to higher resales of existing restaurants, replacements, and renovation revenues of $11.2 million, and timing of the recognition of deferred revenues from our U.S. franchise incentive program, partially offset by fewer new restaurant unit sales of $0.8 million. Our resales in Canada in the year-to-date period were higher when compared to the third quarter year-to-date period of 2006, mainly due to a higher number of sales of restaurants to franchisees formerly under operator agreements or other arrangements or which were previously operated as corporate restaurants.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $48.0 million, or 20.0%, compared to the third quarter of 2006. This increase was primarily driven by an increase in warehouse cost of sales of $46.9 million, or 23.5%, during the period. The increase in the number of franchised restaurants open and higher average same-store sales contributed $20.7 million of the quarter-over-quarter increase. The distribution of frozen and refrigerated products contributed a significant portion of the $26.2 million quarter-over-quarter increase, with the balance representing changes in product mix, cost changes and higher distribution support costs. Distribution cost of sales represented 64.6% of our total costs and expenses in the third quarter of 2007 as compared to 62.0% of our total costs and expenses in the third quarter of 2006. As mentioned above, this shift in business mix is primarily attributable to the distribution of frozen and some refrigerated products from our Guelph distribution facility. Now that our transition to three-channel delivery is complete, warehouse sales as a percentage of revenues, for that portion related to frozen and refrigerated distribution, is expected to stabilize. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher/lower revenues and higher/lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up.

Cost of sales was $805.4 million for the year-to-date period ended September 30, 2007, an increase of $122.0 million compared to $683.4 million for the year-to-date period ended October 1, 2006. This increase was primarily driven by an increase in warehouse cost of sales of $115.8 million, or 20.5%. Distribution cost of sales increased approximately $53.5 million due to the growth in the number of new store openings and from same-store sales growth. A significant portion of the remaining $62.3 million year-over-year increase is from the increased costs associated with distribution of frozen and refrigerated products, with the balance being an increase due to product mix and cost increases.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix (e.g. size, location, standard or non-standard) of Company-operated restaurants. These costs decreased to $14.8 million in the third quarter of 2007 compared to $20.7 million in the third quarter of 2006. The number of Company-operated restaurants decreased to 70 restaurants at the end of the third quarter of 2007 as compared to 102 restaurants at the end of the third quarter of 2006. On an average year-to-date basis, the number of Company-operated restaurants decreased by 16 restaurants which contributed to a decrease in year-over-year Company-operated cost of sales of $12.9 million.

The consolidation of 107 and 85 franchise restaurants, on average, under FIN 46R during the quarters ended September 30, 2007 and October 1, 2006, respectively, resulted in cost of sales of $26.6 million and $19.7 million, respectively. For the year-to-date periods ended September 30, 2007 and October 1, 2006, the consolidation of 101 and 86 franchise restaurants, on average, under FIN 46R resulted in cost of sales of $72.9 million and $60.0 million, respectively.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and property costs, increased by $6.1 million, or 13.4%, in the third quarter of 2007 as compared to the third quarter of 2006. Our Canadian operations contributed the majority of the change with an increase of $5.2 million in rent expense, depreciation, and other property and support costs during the period. Rent expense was impacted by higher percentage rent costs on certain properties from increased systemwide sales and an increase of 113 properties being leased and then subleased to franchisees in Canada since October 1, 2006. Depreciation expense increased in the third quarter of 2007 over the third quarter of 2006 as a result of higher building costs on owned and leased sites due to an increase in the number of systemwide restaurants. In addition, increased restaurant closure costs impacted operating expenses in the third quarter of 2007.

For the year-to-date period ended September 30, 2007, operating expenses increased $16.6 million, or 12.6%, from $132.3 million for the year-to-date period ended October 1, 2006, primarily due to a higher number of properties owned or leased by us and then subleased, increased percentage rent costs on certain properties arising from increased systemwide sales, higher depreciation expense and higher research and development costs in the area of new store design.

Franchise Fee Costs

Franchise fee costs were $6.9 million, 50.5% higher than the costs in the third quarter of 2006, mainly due to an increase in equipment costs relating to restaurant sales and renovations, and higher support costs and expenses associated with establishing a franchisee’s business due to higher new store openings in the third quarter of 2007.

On a year-to-date basis for 2007, franchise fee costs increased $9.4 million from the prior year mainly attributable to the increase in resales, replacements, and renovations of restaurants. In addition, increased support costs and expenses associated with supporting a franchisee’s business impacted year-over-year franchise fee costs.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. This expense category also includes charges from Wendy’s under the shared services agreement.

General and administrative expenses decreased $0.9 million from $31.6 million in the third quarter ended October 1, 2006 to $30.8 million in the third quarter of 2007. As a percentage of revenues, general and administrative expenses decreased from 7.7% to 6.3%. However, in future quarters, there may be an impact on general and administrative expenses as we continue to add resources required to support the growth in our business. In addition, we will add resources in certain areas of our business, such as information technology, as we implement software to support ourselves as a standalone public company.

The decrease in general and administrative expense for the third quarter was primarily due to the timing of stock-based compensation expense, mainly consisting of restricted stock unit (“RSU”) expense, and was partially offset by higher standalone public company costs, increased expenses related to our franchisee convention and lower shared services costs from Wendy’s. The lower shared service costs were offset by higher resource costs added in Canada and the U.S. to replace these shared services. In 2006, general and administrative costs also included insurance expense related to the purchase of a run-off directors and officers’ liability insurance policy, which did not recur in 2007. Stock-based compensation expense for the third quarter of 2007 was $1.6 million compared to $5.9 million for the third quarter of 2006. We granted RSUs to officers and certain employees in May 2007. The 2006 grant was made in the third quarter of 2006. RSU expenses are typically higher in the quarter of the grant due to the requirement to immediately expense grants to retirement-eligible employees. As previously disclosed, we expect to incur approximately $8.5 million to $9.5 million of stock-based compensation expense in fiscal 2007. These costs primarily relate to the full-year impact of the issuance of the RSUs granted in 2006 and 2007, including the impact of immediately expensing grants to retirement-eligible employees. In addition to the expense variance due to the timing of RSU grants, the third quarter 2006 RSU expense was also higher because of the accelerated vesting of the Wendy’s 2005 RSUs as a result of our separation from Wendy’s. Also included in stock-based compensation are costs related to the issuance of deferred share units (“DSU”) to our non-employee directors. Starting in 2007, non-employee members of our Board of Directors may elect to receive their compensation in the form of DSU’s. In 2006, our Board of Directors was compensated with a mixture of cash and RSUs.

For the year-to-date period ended September 30, 2007, general and administrative expenses were $90.3 million, an increase of $2.9 million from the comparable year-to-date period ended October 1, 2006. The increase is primarily attributable to higher public company costs, such as professional fees, our 2007 franchisee convention, as mentioned above, and resources added to support the growth in our business. These increases to general and administrative expenses were offset by lower RSU and DSU expense for the year-to-date period ended September 30, 2007 of $6.8 million, versus $9.3 million for the year-to-date period ended October 1, 2006. The lower shared services costs from Wendy’s in 2007 were offset by increases in salaries and benefits and other costs that we are incurring directly as a standalone company. As a percentage of revenues, year-to-date general and administrative expenses decreased from 7.3% in 2006 to 6.5% in 2007.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits™ and some bread products and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants to both Tim Hortons and Wendy’s Restaurants of Canada Inc. In the third quarter of 2007, equity income was $9.9 million, up $0.8 million from the third quarter of 2006 primarily relating to a gain on sale of excess land in one of our smaller joint ventures, which we do not expect to recur in subsequent quarters.

On a year-to-date basis, equity income was $2.2 million higher than the year-to-date period ended October 1, 2006, primarily as a result of the gain on sale of excess land in the third quarter of 2007, discussed above, and a non-cash tax benefit recognized by one of our key joint ventures in the first quarter of 2007, which we do not expect to recur in subsequent periods, as well as modest operating gains at both of our key joint ventures.

As we have previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales. Our bakery joint-venture provides bakery products which do not necessarily have the same growth rate as our total systemwide sales. Our other significant joint venture, our TIMWEN Partnership, is expected to grow at a slower rate as we are unlikely to add new properties into this partnership.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest related to franchises subject to consolidation pursuant to FIN 46R. Other expense, net increased by $0.7 million from the third quarter of 2006, relating primarily to foreign exchange losses incurred in the third quarter of 2007. These foreign exchange losses principally related to U.S. dollar cash and other net assets held in some of our Canadian functional currency entities which we hold to support our ongoing business needs and as a result of our cross-border structure. In the third quarter of 2006, other expense included foreign exchange gains which did not recur in the third quarter of 2007.

For the year-to-date period ended September 30, 2007, other expense, net, was $1.9 million versus $0.7 million of other income, net of other expenses for the same year-to-date period in 2006. The decrease of $2.6 million was mainly attributable to foreign exchange gains and gain on sale of assets in 2006 which did not recur in 2007. In 2007, we had foreign exchange losses primarily related to U.S. dollar cash and other net assets held in some of our Canadian functional currency entities.

Interest Expense (Including Affiliated Interest Expense)

Interest expense incurred on our credit facilities and other long-term obligations was $6.1 million in the third quarter of 2007, an increase of $0.4 million from the third quarter of 2006, reflecting higher long-term obligations and a slightly higher borrowing rate in the third quarter of 2007 compared to the third quarter of 2006. For the year-to-date periods ended September 30, 2007 and October 1, 2006, interest expense on our credit facilities and other long-term obligations were $17.9 million and $16.5 million, respectively, an increase of $1.4 million. This fluctuation is primarily a result of having the credit facility outstanding for the entire year-to-date period in 2007 versus only approximately seven months in the corresponding period in 2006.

Affiliate interest expense, net, decreased $7.9 million on a year-to-date basis compared to the same period in the prior year. This decrease was primarily as a result of the repayment in March and April 2006 of the US$960.0 million note payable to Wendy’s. This note had an interest rate of 3% per annum. We repaid US$427.4 million in principal, plus accrued interest of US$12.7 million, on March 3, 2006 with available cash and the net proceeds from $500.0 million in indebtedness we incurred under our credit facilities and bridge loan facility. On April 26, 2006, we repaid the remainder of the US$960.0 million note of US$532.6 million in principal, plus accrued interest of US$2.0 million, using the proceeds from our IPO. We also repaid the $200 million bridge loan facility in April 2006, leaving $300 million outstanding under our credit facilities.

Interest Income

Interest income was $1.8 million in the quarter ended September 30, 2007 and $2.3 million in the third quarter of 2006, mainly due to lower average cash balances on-hand throughout the quarter due to share repurchase and dividend activities compared to cash balances on-hand in the same quarter last year. Interest income was $5.1 million and $9.2 million for the third quarter year-to-date periods of 2007 and 2006, respectively. The decrease was also primarily due to lower cash balances on-hand in 2007. In 2006, our cash balances were higher because we had IPO proceeds on-hand that had not yet been utilized. In late 2006, we began our 2006-2007 $200 million share repurchase program.

Income Taxes

The effective tax rate was 35.2% and 41.0% for the third quarters ended September 30, 2007 and October 1, 2006, respectively. Our higher tax rate for the third quarter ended October 1, 2006 was due primarily to the following: the reversal of previously reported one-time tax benefits through the recording of a valuation allowance of approximately $12 million on previously recognized foreign tax credits as a result of the spin-off from Wendy’s in the quarter ended October 1, 2006; the decision by the Company not to proceed with certain tax planning strategies; and, the accrual of approximately $2.2 million in deferred tax on unremitted earnings that were expected to be incurred in subsequent periods upon the repatriation of earnings. Both of the foregoing were partially offset by a reserve release related to the resolution of Canadian and U.S. tax audits and related book-to-tax adjustments of approximately $5.0 million. The effective tax rate for the third quarter, 2007, was slightly higher than our targeted tax rate of approximately 34% due to the expected future settlement of certain outstanding tax matters with tax authorities.

The effective tax rate was 34.5% and 25.6% for the year-to-date period ended September 30, 2007 and October 1, 2006, respectively. The Company’s tax rate was lower for the year-to-date period ended October 1, 2006 primarily due to the following: (i) a reserve release related to the resolution of Canadian and U.S. tax audits and related book-to-tax adjustments of approximately $12 million; and (ii) the reversal, net of an accrual for the third quarter of 2006, of approximately $3.6 million in deferred tax relating to Canadian withholding taxes originally accrued for intercompany cross-border dividends that were no longer expected to be paid. The adjustment for the expected future tax settlement made in the third quarter of 2007, also contributed to the higher year-to-date effective tax rate.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48—Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $6.7 million in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additional amounts recognized in the third quarter ended September 30, 2007 for tax positions related to the current and prior years, net of reductions for tax positions of prior years, settlements made and lapses of the applicable statutes of limitation in the quarter was approximately $1.8 million. Refer to the Condensed Consolidated Financial Statements, Note 3 for further details.

The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes the Company until September 29, 2006), described above, is adjusted in accordance with the tax sharing agreement with Wendy’s. Any payments received from Wendy’s relating to the consolidated tax return filed with Wendy’s for the year ended December 31, 2006 will be included in capital in excess of par value in the period in which received. It is anticipated that the Company will receive a payment of US$9.7 million from Wendy’s in the fourth quarter in connection with the 2006 income tax return, based on the terms of the tax sharing agreement. See our Condensed Consolidated Financial Statements, Note 14 for further details.

Comprehensive Income

In the third quarter of 2007, comprehensive income was $42.1 million compared to $47.3 million in the third quarter of 2006. Net income increased $15.5 million from the third quarter of 2006 to the third quarter of 2007. Other components of comprehensive income included translation losses of $23.4 million and an unrealized loss on cash flow hedges of $1.9 million, net of tax. The quarter-over-quarter increase in translation expense was mainly due to the fluctuation in foreign exchange rates affecting our U.S. investments in subsidiaries. The exchange rates were $0.9948, $1.0654 and $1.1654 as at September 30, 2007, July 1, 2007 and December 31, 2006, respectively. In 2006, the exchange rates were $1.1178, $1.164, and $1.1628 as at October 1, 2006, July 2, 2006 and January 1, 2007, respectively. Translation expense for the third quarter of 2006 was $3.3 million and was driven primarily by the reversal of a tax benefit on the realized loss on net investment hedges of $2.7 million, and exchange rate fluctuations noted above.

For the year-to-date periods ended September 30, 2007 and October 1, 2006, comprehensive income was $132.2 million and $151.9 million, respectively. The decrease in comprehensive income was mainly due to higher translation expense in 2007 due to the changes in exchange rates, as noted above. Other comprehensive income in the year-to-date period ended September 30, 2007 included $56.2 million of translation losses and $5.6 million of unrealized losses on cash flow hedges. Other comprehensive income in the year-to-date period ended October 1, 2006 included translation expense of $39.9 million and an unrealized gain of $0.1 million on cash flow hedges.

Liquidity and Capital Resources

Overview

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants and general corporate needs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. Operating cash flows have historically funded our capital expenditure requirements for new restaurant development, remodeling, maintenance, technology initiatives and other capital needs. In the year-to-date period ended September 30, 2007, we generated $236.0 million of cash from operations as compared to cash generated from operations of $120.1 million in the year-to-date period ended October 1, 2006, for a net change of $115.9 million (see Comparative Cash Flows below). We believe that we will continue to generate adequate operating cash flows to fund our capital expenditures, dividend and share repurchase programs and expected debt service requirements over the next twelve months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our current credit facilities. Our financial covenants are described within the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K. While we believe we have borrowing capacity, any such borrowings may result in an increase in our borrowing costs. If such additional borrowings were significant, our capital structure could be weakened and it is possible that we might not be able to borrow on terms which are acceptable. Other covenants in our credit facilities may limit our ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of our business; enter into transactions with affiliates; and restrict dividends or enter into certain restrictive agreements.

When evaluating our leverage position we also look at metrics that consider the impact of long term operating and capital leases as well as other long term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant interests in real estate. At the end of the third quarter of 2007, included in long-term obligations, we had approximately $376.4 million in term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet provides the Company with opportunity and flexibility for future growth.

In the third quarter of 2007, we completed our previously-announced 2006-2007 stock repurchase program, which authorized the Company to purchase up to $200 million, not to exceed 5% of outstanding shares of common stock at the time of the approval in August 2006. In the year-to-date period ended September 30, 2007, we spent $135.0 million to repurchase 3.9 million shares under this program. A total of 5.8 million shares were repurchased under the program for a total cost of $200.0 million.

In October 2007, our Board of Directors approved our 2007-2008 stock repurchase program authorizing us to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of our outstanding shares as at the time of regulatory approval. We authorized the commencement of the program on October 31, 2007, after receipt of all regulatory approvals. The program is expected to be in place until October 30, 2008, but may terminate earlier if the $200 million maximum or the 5% of outstanding common shares limit is reached, or, at the discretion of the Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). On October 26, 2007, we announced that a notice of intention to make a normal course issuer bid (“NCIB”) would be filed with the TSX for the program, as described above. Regulatory approval from the TSX for the NCIB was received on October 29, 2007. For a significant portion of the repurchase program, we entered into a Rule 10b5-1 repurchase plan, which allows us to purchase stock at times when we may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, we also intend to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities was $236.0 million in the year-to-date period ended September 30, 2007, as compared to $120.1 million generated from operating activities in the year-to-date period ended October 1, 2006, representing a $115.9 million increase. Factors contributing to the higher operating cash flows include: $31.9 million outflow from the settlement of foreign currency contracts in the 2006 year-to-date period which did not recur this year; lower 2007 year-to-date interest and tax payments of $16.1 million and $17.0 million, respectively; and lower cash used for other working capital needs in 2007. Operating cash flows are impacted by the timing of other working capital movements as a result of growth in the business.

Depreciation and amortization expense was $21.5 million and $18.2 million for the third quarters ended September 30, 2007 and October 1, 2006, respectively. On a year-to-date basis, depreciation and amortization expense was $62.5 million in 2007 and $53.0 million in 2006. The higher 2007 depreciation expense primarily reflects depreciation expense from new restaurant development in late 2006 and in 2007, accelerated depreciation related to planned restaurant closures, expenses related to research and development of new restaurant design and depreciation related to systems conversions and implementations.

Investing Activities. Net cash used in investing activities totaled $112.0 million in the year-to-date period ended September 30, 2007 compared to $119.4 million in the year-to-date period ended October 1, 2006. Capital expenditures in the year-to-date period ended September 30, 2007 were $114.6 million, versus $121.3 million in the year-to-date period ended October 1, 2006. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. In 2007, we began to contribute up to 50% of the funding required for certain renovation costs on property that we own or lease, not including equipment replacements, upgrades, and certain other improvements and fixtures, with the franchisee paying the remaining portion of the renovation costs. This is an increase from approximately one-third of the percentage of total costs which we contributed in the past several years. Below is a summary of capital expenditures for the year-to-date periods ended September 30, 2007 and October 1, 2006:

	Year-to-date period
	September 30, 2007	October 1, 2006
	(in millions)
Capital expenditures
New restaurants	$69.8	$72.7
Store replacements and renovations	22.9	26.5
Guelph Distribution Centre	0.8	15.3
Other capital needs	21.1	6.8

Total capital expenditures	$114.6	$121.3

Expenditures for other capital needs in 2007 included amounts for software implementations, the conversion of our Oakville warehouse to office space, and other equipment purchases required for ongoing business needs. In the year-to-date period ended September 30, 2007, we opened 59 new restaurants in Canada and 20 in the U.S. compared with 65 in Canada and 21 in the U.S. in the year-to-date period ended October 1, 2006. We continue to expect that future capital needs related to our normal business activities will be funded through ongoing operations.

Financing Activities. Financing activities used cash of $182.9 million in the year-to-date period ended September 30, 2007 and provided cash of $32.5 million in the year-to-date period ended October 1, 2006. In the year-to-date period ended September 30, 2007, cash was primarily used to fund the repurchase of $135.0 million of our common stock under the share repurchase program and the payment of $39.7 million in dividends to our stockholders. In addition, $7.2 million was used to fund our employee benefit trust which in turn purchased shares of our common stock for the purpose of settling the majority of our current RSU obligations to Canadian employees.

In the prior year-to-date period ended October 1, 2006, we entered into new credit facilities providing $498.3 million net proceeds related to debt in the principal amount of $500.0 million and incurred $1.7 million in financing costs that were deferred over the terms of the related facilities. In addition, during the first quarter of 2006, we completed our IPO, issuing 33.35 million shares of our common stock at an offering price of $27.00 (US$23.162) per share. The IPO generated cash proceeds of $903.8 million and share issue costs paid in the year-to-date period ended October 1, 2006 were $61.6 million. The net proceeds from the new credit facilities and from the IPO were used to repay our borrowings from Wendy’s of $1,088.0 million and other long-term debt obligations.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of September 30, 2007 and December 31, 2006, as that term is described by the SEC.

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

Effective January 1, 2007, the Company adopted FIN 48, which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $6.7 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 3 of the Condensed Consolidated Financial Statements for more information on income taxes.

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

Recently Issued Accounting Standards

SFAS No. 157—Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective for its fiscal 2008 year. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations, financial position, or cash flows.

Market Risk

Our exposure to various market risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about market risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The ongoing operational exposure to U.S. dollar exchange rates on our cash flows primarily includes purchases paid for by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $100 million for fiscal 2006. Forward currency contracts to sell Canadian dollars and buy US$38.6 million and US$28.1 million were outstanding as of September 30, 2007 and December 31, 2006, respectively, primarily to hedge coffee purchases from third parties and intercompany payments. The contracts outstanding at September 30, 2007 and December 31, 2006 mature or matured at various dates through May 2008 and July 2007, respectively. The fair value unrealized loss on these forward contracts was $4.7 million as of September 30, 2007 and as of December 31, 2006, there was an unrealized gain of $1.6 million.

In addition, we are exposed to foreign exchange fluctuations when we translate our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the fluctuations in exchange rates do impact our U.S. segment operating results, and can affect the comparability between quarters and year-to-year. In addition, from time to time, we hold U.S. dollars and other U.S. dollar-based net assets in Canadian dollar functional currency entities, which we hold to support our ongoing business needs and as a result of our cross-border structure. The holding of U.S. dollar-based net assets in these entities can cause foreign exchange gains and losses in a reporting period.

Other than as noted above, our exposure to various foreign exchange risks remains substantially the same as reported as of December 31, 2006. As such, our disclosures about foreign exchange risk are incorporated herein by reference from our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

Interest Rate Risk

We are exposed to interest rate risk affecting our net borrowing costs because our existing borrowings of $300.0 million bear a floating rate of interest. We will seek to manage our exposure to interest rate risk and to lower our net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions. Accordingly, in June 2007, we entered into an additional $30 million interest rate swap, resulting in a total of $130.0 million in interest rate swaps outstanding in connection with our senior debt facility. The swaps convert a portion of the variable rate debt from floating rate to fixed rate. The interest rate swaps essentially fix the interest rate on $130.0 million of the $300.0 million term loan facility at 5.16% and mature on February 28, 2011. The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. The fair value unrealized gain on these contracts as of September 30, 2007 was $0.2 million, net of taxes of $0.1 million. If interest rates change by 100 basis points, the impact on our annual net income would not be material. We will not enter into speculative swaps or other speculative financial contracts.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s most recent Form 10-K, filed March 9, 2007, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, and type and quality of food; changes in economic and political conditions, consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions), and other conditions; harsh weather and other calamities; food costs; labour cost and availability; benefit costs; legal claims; disruptions in supply chain or changes in the price, availability and shipping costs (including changes in international commodity markets, especially for coffee); risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risk associated with certain ongoing transactions and contractual agreements with Wendy’s International Inc.; risk associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; risk associated with the Company’s debt obligations; risks associated with a variety of factors or events that could negatively affect our brand and/or reputation; and, other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 10-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward-looking statements incorrect or misleading.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 34 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	During the third quarter of 2007, we implemented a human resource management system for Canadian payroll and a Hyperion application for reporting our systemwide sales and same-store sales numbers, thereby eliminating a previously outsourced system and an access-based system, respectively. In connection with these system implementations, we have modified or replaced the design and documentation of certain internal control processes and procedures. Except for the preceding changes, there was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2007 (“2006 10-K”), as well as information set forth elsewhere in this Form 10-Q, in our other public filings, press releases, and in our safe harbor statement (the Company’s “risk factors”). Set forth below is a Company risk factor that first appeared in the 2006 10-K that, due to changes in facts and circumstances, the Company is hereby amending and restating, as follows:

The Company relies extensively on computer systems to process transactions, summarize results and manage the business, and disruptions in these systems could harm the Company’s ability to run its business and impact Sarbanes-Oxley 404 compliance; Some financial processing has manual elements and maintaining and/or converting these systems to automated processes exposes the Company to financial reporting risk and Sarbanes-Oxley Section 404 risk.

The Company relies heavily on computer systems in managing financial results. In addition, computer systems are integral to retail operations at system restaurants, in the Company’s distribution facilities, including, in particular, the Guelph facility, which is more highly automated than the other distribution centres, and at Maidstone Bakeries. The Company’s systems, as well as Maidstone Bakeries’ systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security branches, catastrophic events and usage by employees. Also, if the Company’s electronic payment systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and the Company may suffer interruptions in its operations in the interim. Furthermore, credit card and cash card payment systems, now available at participating Canadian locations and U.S. locations (cash card available in early 2008), makes the Company susceptible to external security breaches as well, which could harm the Company’s operations and reputation.

Since the date of the Company’s IPO, the Company received from Wendy’s hosting services for the Company’s general ledger and U.S. fixed asset subledger. Under the terms of the shared services agreement, as amended by the letter agreement entered into with Wendy’s in June, 2007, Wendy’s provision of these information technology services was extended until March 2008, in the event that either the Company was not able to bring its own systems online prior to year-end, 2007; or, if the Company’s systems are brought online, but the Company believes that it should rely, for purposes of compliance with internal control requirements, on the Wendy’s systems through year-end, 2007. The Company is satisfied with the progress of its implementation of its own general ledger system and U.S. fixed asset subledger, and the Company currently intends to rely on its own systems for purposes of Sarbanes-Oxley 404 compliance for the fourth quarter and year-end, 2007. The Company is aware of risks associated with bringing systems online in the last quarter of a reporting period, including with respect to Sarbanes-Oxley Section 404 compliance. In addition, although the letter agreement governing the extension provides for reliance on the Wendy’s systems should the Company believe that it would be more prudent to do so for purposes of Sarbanes-Oxley 404 compliance, given the timing of implementation and internal control testing for the Company’s systems, failures may be identified after a transition back to the Wendy’s system for year-end, 2007 is no longer possible. The Company has taken steps it believes are appropriate to mitigate the risks, under Sarbanes-Oxley Section 404 and otherwise, with the implementation and reliance on its own systems for fourth quarter and year-end 2007; however, there can be no assurance that these steps will entirely eliminate these risks.

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

Any of the Company’s risk factors, including the amended and restated risk factor set forth above, could materially affect our business, financial condition, or future results. The Company’s risk factors may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (Cdn.) (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (2) (3)
Period #7 (July 2, 2007 — August 5, 2007)	585,795	$32.97	585,795	$25,733,535
Period #8 (August 6, 2007 — September 2, 2007)	302,079	$35.37	302,079	$15,048,117
Period #9 (September 3, 2007 — September 30, 2007)	428,857	$34.98	428,857	$48,167
Expired	—	$—	—	$(48,167)

Total	1,316,731	$34.18	1,316,731	$—

(1)	Inclusive of commissions paid to the broker to repurchase the shares.
(2)	Exclusive of commissions paid to the broker to repurchase the shares.
(3)

On August 31, 2006, the Company first announced that its Board of Directors had approved of the Company’s inaugural share repurchase program of up to $200 million, subject to regulatory approval, which program would commence following the distribution by Wendy’s of the shares of the Company then owned by Wendy’s. On October 27, 2006, the Company announced that a notice of intention to make a normal course issuer bid (“NCIB”) had been filed and received regulatory approval from the TSX authorizing the Company to commence its previously-approved repurchase program through the facilities of the TSX. The NCIB approval authorized the repurchase by the Company of shares of its stock in an amount not to exceed $200 million, and in no event in excess of 5%, of the Company’s outstanding common stock as of the date of filing of the NCIB. As part of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan with a broker in order to facilitate its repurchase activity. The Rule 10b5-1 repurchase plan allowed the Company to purchase its shares at times when it ordinarily would not be in the market due to regulatory or company restrictions. The expiration date of this repurchase program was the earlier to occur of (i) the purchase of $200 million of stock or 5% of the Company’s outstanding shares, as described above, or (ii) September 28, 2007. The Company began implementation of the repurchase program on November 1, 2006 and purchases continued until September, 2007. In September, 2007, the Company’s maximum dollar threshold for the 2006-2007 repurchase program, approximately $200 million, was reached, and the 2006-2007 program expired in accordance with its original terms.

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

ITEM 5.	OTHER INFORMATION

(b)	In October 2007, our Board of Directors approved amendments to our amended and restated by-laws to add a requirement that each person nominated for election to the Board of Directors by a stockholder of the Company must agree to meet personally with the Company’s Nominating and Corporate Governance Committee (“Committee”) at the principal office of the Company, within a reasonable timeframe established by the Committee to allow for consideration of the nominee prior to the Committee’s recommendation to the Board of a slate of nominees for election to the Board. Absent such a meeting, the Committee may disregard the nomination. Certain other concurrent amendments were also made to the Company’s by-laws, which are now known as the second amended and restated by-laws. The second amended and restated by-laws are incorporated as an exhibit to this Form 10-Q under Item 6 below by reference from Exhibit 3 of the Form 8-K filed by the Company on October 26, 2007.

OTHER EVENTS

Approval of Rule 10b5-1 Automatic Trading Plans.

In October 2007, the Company revised its insider trading and window trading policies to permit directors, officers, employees and others (“Insiders”) to establish systematic purchase or sale programs pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934 and under applicable Canadian legislation (“Rule 10b5-1”). Rule 10b5-1 permits Insiders to adopt written plans at a time when they are not in possession of material, non-public information that dictate purchase or sale activities in the Company’s stock, including common shares issued in connection with the exercise of employee stock options, at pre-arranged times (e.g., weekly, monthly or quarterly), at pre-arranged prices, or pursuant to other pre-arranged trading criteria, regardless of any subsequent material, non-public information they may possess. Rule 10b5-1 trading plans allow Insiders to change their investment portfolios gradually, to minimize the market effect of stock transactions by spreading them over time, and to avoid concerns about initiating transactions while in possession of material, non-public information. Insiders may have varied reasons in determining to undertake transactions in the Company’s common stock, including diversification, liquidity, the purchase of a home, tax and estate planning, payment of college tuition, achieving compliance with stock ownership guidelines for directors and officers, establishment of a trust, or other personal reasons. Rule 10b5-1 trading plans are viewed as being beneficial because they inform the marketplace about the nature of the trading activities by directors and reporting officers, which, in the absence of such information, could be mistakenly perceived as reflecting a lack of confidence in the Company or an indication of an impending event involving the Company.

An Insider adopting a trading plan must comply with all of the requirements of Rule 10b5-1, including the requirements that the Insider not possess any material, non-public information regarding the Company at the time of the establishment of the plan. In addition, purchases or sales under a Rule 10b5-1 trading plan may be made no earlier than 30 days after the plan establishment date. The Company has also imposed limitations and requirements on an Insider’s ability to amend, suspend and/or terminate 10b5-1 trading plans, and on the Insider’s ability to recommence a new trading plan after terminating a plan.

No Insiders currently maintain Rule 10b5-1 trading plans. The Company anticipates that one or more of the Insiders may establish Rule 10b5-1 plans at a future date, but not before the opening of the Company’s next quarterly trading window, contemplated in February of 2008. The Company may, but does not undertake to, report the establishment, modification, termination or other activities under these plans by Insiders. The Company expects, however, that transactions effected pursuant to Rule 10b5-1 trading plans will be publicly disclosed by directors and reporting officers as required by the rules of the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 41.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: November 8, 2007	/s/ Cynthia J. Devine
Cynthia J. Devine
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3	Second amended and restated by-laws, as amended October 25, 2007	Incorporated herein by reference from Exhibit 3 of the Form 8-K filed on October 26, 2007.

10(a)	Amended and restated Form of Officer Indemnification Agreement for House, Devine, Schroeder, Walton, Moir, Clanachan, and Fragnelli	Filed herewith.

10(b)	Amendment No. 1 to Tax Sharing Agreement between the Company and Wendy’s International, Inc. dated November 7, 2007	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	Filed herewith.