Form 10-K
period 2007-12-30
Tim Hortons Inc.
filed 2008-02-26
CIK 1345111

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☒    NO  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the price at which such stock was last sold, as of June 29, 2007, was Cdn$6,185,877,348 (US$5,790,442,495).

Number of shares of common stock outstanding as of February 22, 2008: 185,867,111

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2008 Proxy Statement, which will be filed no later than 120 days after December 30, 2007, are incorporated by reference into Part III hereof.

Exhibit index on pages 136-138.

TIM HORTONS INC.

2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

The Company

We are the largest quick service restaurant chain in Canada based on systemwide sales and number of restaurants open, and the fourth largest quick service restaurant chain in North America based on market capitalization. We appeal to a broad range of consumer tastes, with a menu that includes premium coffee, flavoured cappuccinos, specialty teas, home-style soups, fresh sandwiches and fresh baked goods, including our trademark donuts.

The first Tim Hortons® opened in May, 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Ron Joyce, then the operator of three Tim Hortons restaurants, became partners with Tim Horton and together they opened 37 restaurants over the next seven years. After Tim Horton’s death in 1974, Mr. Joyce continued to expand the chain, becoming its sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s International, Inc. (“Wendy’s”) entered into a partnership to develop real estate and combination restaurant sites containing Wendy’s and Tim Hortons restaurants under the same roof. In 1995, Wendy’s purchased Mr. Joyce’s interest in the Tim Hortons system and incorporated the company now known as Tim Hortons Inc., a Delaware corporation, as a wholly owned subsidiary.

On March 29, 2006, we sold 18% of our outstanding common stock in an initial public offering (“IPO”) on both the New York Stock Exchange and the Toronto Stock Exchange. Wendy’s continued to own the remaining 82% interest in our common stock. On September 29, 2006, Wendy’s distributed this remaining interest to the Wendy’s stockholders of record as of September 15, 2006. Consequently, we have operated as a standalone public company, owned by public stockholders at-large, since September 30, 2006.

References to “we,” “our,” “us” or the “Company,” refer to Tim Hortons Inc. and its subsidiaries.

All dollar amounts referenced in this Form 10-K are in Canadian dollars, unless otherwise expressly stated.

Business Model Overview and Strategy

Our business model and strategies for 2008 include the following:

•	Continuing our focus on increasing same-store sales through, among other things:

•	product innovation, such as our new homestyle hash brown and hot lunch sandwiches;

•	operations, including improved speed of service; and,

•	effective marketing, that leverages the strength of our brand in Canada and the attractive price to value relationship of our product offerings.

•	Continuing to selectively expand the number of restaurants in Canada, the U.S. and other markets by:

•	focusing Canadian growth efforts on Western Canada, Quebec, and major metropolitan areas;

•	focusing U.S. growth efforts on existing markets, and markets adjacent to areas in which we already have a presence, such as our expansion into Lansing, Michigan, which commenced in late 2007; and,

•

pursuing strategic alliances, especially with respect to our U.S. and international development, and developing non-traditional business models (e.g., self-serve kiosks and others) to further grow our brand by leveraging our “we fit anywhere” concept.

•	Continuing to build on the following critical elements of our business model:

•	maintaining positive relationships with our independent franchisees, often husband and wife teams, who have a stake in the success of the restaurants they operate;

•	maintaining a controlling interest in the real estate occupied by our restaurants; and,

•	leveraging our existing, and exploring additional, vertical integration opportunities.

Operations

Our primary business model is to identify potential restaurant locations, develop restaurants on suitable sites, and make these new restaurants available to approved franchisees. As of December 30, 2007, franchisees operated 97.8% of our systemwide restaurants. We directly own and operate (without franchisees) 30 restaurants in Canada and 42 restaurants in the United States. We also have warehouse and distribution operations that supply paper and dry goods to our Canadian restaurants, and supply frozen baked goods and some refrigerated products to most of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. Our operations also include a coffee roasting plant, a joint-venture bakery, and a fondant and fills manufacturing facility. These vertically integrated manufacturing and distribution capabilities help us improve product quality and consistency, facilitate the expansion of our product offerings, allow us to control availability and timely delivery of products, provide economies of scale and labour efficiencies, and generate additional sources of income.

This business model has resulted in several distinct sources of revenue, consisting of warehouse sales, franchisee royalties and fees, rental revenue, equity income (as an offset of operating costs), and revenues from Company-operated restaurants. Franchisee royalties are typically paid weekly based on a percentage of gross sales. Rental income results from our controlling interest (i.e., lease or ownership) in the real estate for approximately 82% of franchised restaurants, generating base rent and, for most sites, percentage rent, which results in higher rental income as same-store sales increase. As we open new restaurants and make them available to franchisees, our operating income base expands. In addition, our product distribution and warehouse operations have generated consistent positive operating income.

Our segments for financial reporting purposes are Canada and the U.S. Financial information about these segments is set forth in Items 6 and 7 of this Form 10-K. In addition, reference should be made to the Financial Statements and Supplementary Data in Item 8 for further information regarding revenues, segment operating profit and loss, and total assets attributable to our segments and for financial information attributable to certain geographic areas.

Restaurant format, location, and development. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,400 to 3,090 square feet, with a dining room and drive-thru window. We also have non-standard restaurants designed to fit anywhere, consisting of kiosks in offices, hospitals, colleges, airports, gas convenience locations, and drive-thru only units on smaller sites. These units typically average between 150 to 1,000 square feet. We also have 15 self-serve kiosks that opened in Rhode Island and Massachusetts in the fourth quarter of 2007 as part of a new relationship with an operator of a national gasoline retailer in the U.S. These self-serve kiosks have single-serve hot and cold beverage offerings and a limited selection of donuts, muffins, Danish, and pastries. These new locations create a freshly ground cup of coffee from “bean to cup” in less than 20 seconds and represent a model we are testing that is similar to our self-serve model in Ireland and the United Kingdom at SPAR® gas and convenience locations; see “International Operations,” below. As of December 30, 2007, we also have 104 self-serve kiosks offering self-pour brewed coffee that are mainly in Esso® convenience locations in Canada, as a result of our relationship with Imperial Oil®. Our financial arrangements for self-serve locations vary and may not be consistent with arrangements for other non-standard restaurants. Also, self-serve kiosks will not typically generate revenues at the same level as do other non-standard restaurants with staff, larger locations, and more expansive beverage and food product offerings. However, our self-serve kiosks allow for market penetration of our brand in areas where we are not as well known and provide an additional model for unit growth and development.

As of December 30, 2007, the number of Tim Hortons restaurants, in both standard and non-standard locations across Canada and the U.S., totalled 3,221, with standard restaurants comprising 75% of the total. As of December 30, 2007, there were 154 “combination restaurants” in Canada and the U.S., which offer products from both Tim Hortons and Wendy’s restaurants under the same roof. See below for additional detail regarding our combination restaurants.

In Canada, the greatest concentration of Tim Hortons restaurants is in the provinces of Ontario, Quebec, British Columbia, Alberta, and Nova Scotia. The 2,823 restaurants across Canada include 768 non-standard restaurants, with approximately 15% of non-standard restaurants in educational settings, 10% in health-care locations, 10% in retail, 7% in offices, and 58% in gas and convenience and other travel-oriented locations. We have a significant and long-standing partnership with Imperial Oil, with more than 350 units (approximately 46% of total non-standard restaurants in Canada) located within their Esso convenience locations. We also announced in 2007 that we would begin opening non-standard restaurants in Wal-Mart Supercentres in Canada. We opened three such restaurants in 2007, with another four under construction and scheduled to open in the first quarter of 2008. We have additional units under development and will continue to evaluate opportunities to place restaurants in Wal-Mart locations in Canada pursuant to our arrangements with Wal-Mart Canada Corp. As of December 30, 2007, franchisees operated 2,793 or 98.9%, of the restaurants in Canada. See Item 2 for a description of the number of restaurants by province/territory in Canada owned by the Company and its franchisees, respectively.

In the U.S., we have a regional presence with 398 restaurants in ten states, concentrated in the Northeast in New York, Connecticut, Rhode Island, and Maine, and in the Midwest in Michigan and Ohio. Historically, our entry into the U.S. market had focused on standard restaurants, and we were more likely to open non-traditional restaurants in markets only where we already had an established presence with standard restaurants. More recently, however, we have begun to look at alternative business models, such as the self-serve concept, to present another opportunity for unit restaurant growth into new markets, in addition to providing a means to enhance brand exposure in existing markets.

Also in the U.S., we own, rather than lease, the land underlying a higher percentage of system restaurants than in Canada, and because we are in an early stage of development in many U.S. markets, there are more Company-operated restaurants in the U.S. As of December 30, 2007, franchisees operated 356 or 89.4%, of the restaurants in the U.S. See Item 2 for a description of the number of restaurants by state in the U.S. owned by the Company and its franchisees, respectively.

We oversee and direct all aspects of restaurant development for system restaurants, from an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure, to considerations of the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, franchisee identification, and physical land development and restaurant construction costs. We typically retain a controlling interest in the real estate for system restaurants by either owning the land and building, leasing the land and owning the building, or leasing both the land and building. While we have a standard, and highly recognizable, standalone restaurant design, we vary the design to fit into unique situations. Ultimately, we control the design and building of our restaurants to cater to the market and the neighbourhood in which the restaurants are located. From start to finish, the development process usually takes between 12 to 18 months for each individual standard restaurant location. Development of non-traditional sites and self-serve kiosks typically requires much less time. To meet the demands of municipalities relating to street-front development and pedestrian-friendly design, we have developed an urban design building model. This model has the drive-thru at the back of the restaurant and the entrance at the street front. We anticipate that this model will be used in limited circumstances. Our first urban design restaurant is expected to open in March 2008, in Waterdown, Ontario.

The importance of franchisees and their employees. Finding exceptional franchisee candidates is critical to the system’s successful growth and development, and we have implemented a comprehensive franchisee screening and recruitment process that employs multi-level interviews with our senior operations management and requires candidates to work two to three different shifts in an existing franchisee’s restaurant. Each new franchisee participates in a mandatory eight-week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with our standards. Management-level employees of franchisees have the opportunity to become certified at our training centre after completion of an eight-week training program. We also provide ongoing training and education to franchisees and their staff after completion of the initial training programs. To further assist franchisees, we have standardized our restaurant management software with an application service provider to give our restaurants the ability to manage their day-to-day management functions, staff scheduling, inventory control, and daily cash accounting.

Menu items and new product innovation. Each Tim Hortons restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to customers throughout the day. While the largest portion of systemwide sales are generated in the morning, we generate sales throughout the day with no two-hour period accounting for more than 20% of our average daily sales. Approximately 73% of Tim Hortons restaurants are open 24 hours.

The Tim Hortons menu consists of products such as our premium blend coffee, flavoured hot and iced cappuccinos, specialty and steeped teas, cold beverages, flavour shots in hot and cold beverages, home-style soups (including chili), freshly prepared sandwiches, wraps, yogurt and berries and freshly baked goods, including donuts, bagels, muffins, cookies, croissants, Danish, pastries and more. We began offering a hot breakfast sandwich in the U.S. in the first quarter of 2006 and in Canada in the fourth quarter of 2006. New or enhanced products in 2007 included iced cappuccino supreme beverages with flavour shots, chicken fajita wraps, new soup selections, pumpkin spice muffin, fruit bites, gourmet cookies, the breakfast B.E.L.T., and iced coffee in the U.S. New product offerings have historically contributed significantly to same-store sales growth. In addition to food items, Tim Hortons restaurants sell a variety of promotional products on a seasonal basis and also sell home coffee brewers, canned coffee, boxed teas, mugs, teapots, and other products throughout the year. In 2007, in Canada, the TimCard™ was available for holiday purchases, see discussion below.

Quality controls. Our quality control programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by our franchisees (and the Company for Company-operated restaurants), with assistance from our field management. In addition, because the Tim Hortons brand is so closely linked to the public’s perception of our food quality and safety, we require all of our franchisees, as well as their managers and operations personnel, to complete the ServSafe® food safety program for our U.S. restaurants and Advanced.fst® for our Canadian restaurants. These programs must be completed with a passing grade and participants must be re-certified every five years. We also conduct site visits and unscheduled food safety audits, and require that all restaurant staff complete a multi-level food safety training module as part of their mandatory training. In addition, we have a comprehensive supplier quality approval process, which requires all suppliers’ products to be pre-approved to our quality standards. Part of this process requires the supplier to pass on-site food safety inspections for the supplier’s manufacturing process and facilities.

Manufacturing. In 2001, a subsidiary of the Company formed a 50-50 joint venture with a subsidiary of IAWS Group plc (“IAWS”) to commission the construction of the Maidstone Bakeries facility, a 400,000 square foot par-baking facility located in Brantford, Ontario. This facility manufactures par-baked donuts, Timbits® and selected breads, following traditional Tim Hortons recipes. As of early 2008, these products will also include European pastries, including Danish, croissants, and puff pastry, produced on a newly-developed production line. Those products are flash frozen and delivered to system restaurants, most of which have an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing, allowing the product to be served warm to the customer within a few minutes of baking. The limited space required for the Always Fresh oven allows most non-standard kiosk locations (other than self-serve and certain other kiosk locations) to provide products baked fresh on-site. Our Maidstone Coffee facility, located in Rochester, New York and, therefore, part of our U.S. segment for financial reporting purposes, roasts coffee for approximately 46% of our total coffee requirements. We acquired this plant in 2001 as part of our U.S. expansion efforts. Our fondant and fills manufacturing facility was acquired in 2003. It produces fondants and fills and is the sole supplier of ready-to-use glaze which is used on a number of the products produced in the Always Fresh baking system.

Distribution. The Company is a distributor to Tim Hortons restaurants. Our distribution operations are provided through five distribution centres owned and operated by us and located in Langley, British Columbia; Calgary, Alberta; Kingston, Ontario; Guelph, Ontario; and Debert, Nova Scotia. Currently, the Guelph facility is the only distribution centre with frozen and refrigerated distribution capabilities. The Guelph facility serves approximately 85% of our Ontario restaurants. Under the franchise arrangements with our Canadian franchisees, each franchisee is required to purchase certain products, such as coffee, sugar, and restaurant supplies, from us. Canadian and U.S. franchisees are also required to purchase par-baked Maidstone Bakeries products from either us or an outside distributor, depending upon the restaurant location. We own or lease 91 trucks and 226 trailers that deliver to most of our Canadian restaurants on a weekly and bi-weekly basis. We use third-party distributors to deliver products to the U.S. restaurants and limited geographic areas of Canada. Third-party distributors also deliver frozen and refrigerated products to system restaurants in Canada not supplied by us.

In the third quarter of 2007, we completed the implementation of distribution of frozen and refrigerated products, in addition to the traditional shelf-stable product distribution, from our newest distribution centre located in Guelph, Ontario. The Guelph facility provides three-channel delivery, which includes dry, refrigerated, and frozen products all on the same truck. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service restaurants efficiently and reliably, while contributing to our profitability. We may consider expansion of our distribution business, including frozen and refrigerated distribution, to allow us to directly supply goods to certain of our franchised restaurants that we do not currently serve, where it makes sense to do so.

Combination restaurants, an ongoing relationship with Wendy’s. Since the early 1990s, TIMWEN Partnership (“TIMWEN Partnership”), owned on a 50/50 basis by the Company and Wendy’s, jointly developed the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at one location, typically with separate franchisees operating the Tim Hortons and the Wendy’s restaurants. The combination restaurants have separate drive-thrus, if the site allows for drive-thrus, but share a common dining room and restrooms. Separate front counters and food preparation areas are also in place for each of the two restaurant concepts. TIMWEN Partnership owns or leases the underlying real estate from a third party, develops the combination restaurants and leases, or subleases, as applicable, a portion of the location to the Company (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant).

As of December 30, 2007, there were 102 combination restaurants in the TIMWEN Partnership, all of which were in Canada, and 100 of which were franchised. We also have a small number of combination restaurants that are not held by the TIMWEN Partnership. At December 30, 2007, there were 21 such restaurants in Canada, all of which were franchised, and 31 combination restaurants in the U.S., 29 of which were franchised. For the U.S. combination restaurants, we generally own or lease the land, and typically own the building and lease or sublease, as applicable, a portion of the location to the Tim Hortons franchisee (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). The development of these restaurants has slowed in recent years; we opened only one combination restaurant in 2007, and we do not intend to open a significant number of new combination restaurants in future years.

Credit and Cash Card Arrangements. In 2007, we introduced electronic payment systems in Canada to allow for payment by credit card. By the end of September, 2007, the initial roll-out was complete, with electronic payment in place at approximately 2,100 locations. We entered into an exclusive arrangement with MasterCard for a limited period of time as part of our arrangements to implement our electronic payment options. In 2004, electronic payment systems for credit cards were implemented in the U.S. restaurants. In addition, in late 2007, we introduced our TimCard in Canada, and we expect to introduce the TimCard in the U.S. in early

2008. The TimCard is a reloadable cash card that can be used by customers for purchases at system restaurants. Customers can reload the TimCard online at www.timhortons.com. These electronic payment systems provide customers with more payment options and are expected to improve speed of service and potentially increase average customer cheque size and contribute to same-store sales growth.

Source and Availability of Raw Materials

We and our franchisees have not experienced any material shortages of food, equipment, fixtures, or other products that are necessary to restaurant operations. We currently do not anticipate any shortages of products. Alternative suppliers are available for most of our products, although we currently source some of our beverage and food offerings from a single supplier. As described below, in the event of an interruption in supply from any of these sources, our restaurants could experience shortages of certain products. While customers might purchase other products when a desired menu item was unavailable, this might not entirely offset the loss of revenue from the unavailable products.

Our food products are sourced from a combination of third party suppliers and our own manufacturing facilities, such as the Maidstone Bakeries joint venture and Maidstone Coffee. The Maidstone Bakeries facility, which is operated by a 50-50 joint venture between one of the Company’s subsidiaries and a subsidiary of IAWS, supplies all of the par-baked donuts and Timbits®, and a significant portion of other bread products, to system restaurants. In addition, over the first half of 2008, the Maidstone Bakeries facility will begin to supply our restaurants with European pastries, including Danish, croissants, and puff pastry.

The agreements governing the Maidstone Bakeries joint venture contemplate various procedures giving rise to the termination of our participation in the joint venture, including a compulsory buy/sell procedure (which either party may initiate), a right of first offer/refusal, and various rights to terminate upon the occurrence of specified events, referred to as “triggering events,” and pursuant to written consent of the other party. We have retained the right to continued use of our recipes for donuts and Timbits manufactured by the joint venture after a termination of the joint venture. IAWS could, after termination of the joint venture agreements, build its own par-baked goods manufacturing facility using its independent rights to the par-baking technology and, under certain circumstances, manufacture and sell par-baked donuts to our competitors, provided it did not use our recipes. In addition to the foregoing, the Company’s purchase rights, which generally extend for seven years from the termination of the joint venture agreements, could expire before the expiration of seven years if a triggering event occurs with respect to the Company, and IAWS takes action to terminate the Company’s supply agreement with the joint venture.

Under certain circumstances, including in connection with a termination of the joint venture, we may be required to purchase products currently sourced from the Maidstone Bakeries facility at a higher cost, build our own facility to manufacture these products, or find alternative products and/or production methods, any of which would cause us to incur significant start-up and other costs. Due to the proprietary nature of the manufacturing process, alternative suppliers for the full line of our donuts and Timbits are not readily available, although there are alternate suppliers for a limited line of par-baked donuts, and for our bread products and European pastries. As a result, if the facility’s operations were negatively impacted by an unexpected event, our restaurants could experience shortages of donuts, Timbits, European pastries, and other bread products sourced from the Maidstone Bakeries facility. We expect that any such shortage for most products would be for a limited period of time, until such products could be sourced from alternate suppliers, except for certain par-baked donuts and Timbits, for which we have not identified alternate suppliers. Any product shortages, however, even of a limited duration, could negatively affect our sales as well as injure our relationships with franchisees and our customers’ perception of Tim Hortons and its brand.

Many Tim Hortons system restaurants purchase coffee that is roasted and blended at our Maidstone Coffee plant, although we have additional third party coffee suppliers. Our fondant and fills manufacturing facility produces fondants and fills and is the sole supplier of ready-to-use glaze which is used on a number of the products produced in the Always Fresh baking system. We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. We purchase those raw materials and supplies from multiple suppliers and generally have alternative sources of supply for each.

While we have multiple suppliers for coffee, the available supply and price for high quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements at acceptable prices. World markets for some of our commodities which we use in our business (such as coffee, wheat and oil) are currently experiencing high volatility and in some cases are at record high prices. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain degree, if increased costs continue, we could be forced to raise prices at our restaurants which could negatively affect sales. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.” See also “Risk Factors in Item 1A.”

Franchise and Other Arrangements

Franchisees. Our objective is to have franchisees own substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants for franchisee training and new product testing. As of December 30, 2007, franchisees owned 98.9% of our Canadian restaurants, and we expect to follow the same approach over the long term in the U.S. As of December 30, 2007, franchisees owned 89.4% of our U.S. restaurants. In the summer of 2007, we held a five-day franchisee convention in Quebec City, Quebec, Canada. Franchisees from across Canada and the U.S. attended business sessions, experienced an exhibit area with over 45 supplier and corporate booths, and participated in other events. The last franchisee convention was held in Ottawa, Ontario, Canada, in July, 2000.

Our franchisees operate under several types of license agreements, with a typical term for a standard restaurant of ten years plus aggregate renewal period(s) of approximately ten years. In Canada, for franchisees who lease land and/or buildings from the Company, the license agreement typically requires a royalty of 3.0% of weekly gross sales of the restaurant, as defined in the license agreement. A separate sublease requires a monthly rental that is the greater of a base monthly rental payment or a percentage (usually 10.0%) of monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty is typically increased by 1.5%. In the U.S., for franchisees who lease land and/or buildings from the Company, the license agreement typically requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties. Under a separate sublease, franchisees typically pay monthly rental based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement. Under the license agreement, each franchisee is required to make contributions to an advertising fund based on a percentage of restaurant gross sales, further described under “Advertising and Promotions,” below.

Generally, we retain the right to reacquire a franchisee’s interest in a restaurant, at a pre-agreed formula price based on a depreciated value, if the franchisee receives an offer to purchase the franchisee’s interest during the first five years of the license agreement. After that period, we have a right of first refusal for any proposed transfer of the franchisee’s interest, together with the right to consent to any proposed new franchisee.

To keep system restaurants up-to-date, both aesthetically and operationally, our license agreements require a full-scale renovation of each system restaurant by the franchisee, including our non-standard restaurants, approximately every ten years. We typically contribute up to 50% of the funding required for certain front-of-store construction costs on property that we own or lease.

In Canada, and generally in the U.S., we do not grant an exclusive or protected area or territory to the franchisee. The license is a “location” license only, and we reserve the right to grant additional licenses for Tim Hortons restaurants at any other location.

The Company may terminate the license agreement if, among other things, the franchisee: does not pay fees or royalties owing when due; does not maintain required hours of operation; breaches obligations relating to health, hygiene or safety standards that are not adequately remedied; becomes bankrupt; fails to maintain adequate insurance; understates gross sales; transfers any rights or obligations contrary to the license agreement; fails to maintain required labour standards; or commits or permits the commission of any criminal offense or violation of the franchisee’s obligations that may have an adverse effect on the Tim Hortons system, trademarks or goodwill.

Other Arrangements. In certain circumstances, we will enter into arrangements, typically called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. These are not typical franchise relationships. Such arrangements usually require the operator to pay approximately 20.0% of the restaurant’s weekly gross sales, as described in the operator agreement, to the Company. Additionally, the operator will be responsible for paying all trade debts, wages and salary expenses, maintenance and repair costs, all real property and business taxes levied against the restaurant, and any other expenses incurred in connection with the operation of the restaurant. These operators also make the required contributions to our advertising funds, described below. In any such arrangement, the Company and the operator each have the option of terminating the agreement upon 30 days notice. Although we do not consider our operators as typical franchisees, for purposes of this Form 10-K, references to franchisees include these operators, and references to license agreements include these operator agreements, unless otherwise indicated. Under Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), we are required to consolidate the financial results of certain of these operators. Additional detail regarding these arrangements for operators that are consolidated, as well as additional detail regarding the consolidation, is set forth in Note 1 to the Consolidated Financial Statements.

We have developed a franchise incentive program for some of our U.S. franchisees that provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. Commencing in 2008, payment for the purchase of those assets is deferred for a period of 104 weeks (in 2007 and prior years, the term was 130 weeks) from the date of opening, and the franchisee has the right to finance the initial franchise fee over this period as well. During the initial 104 week period, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the 104 week initial period, the royalty rate and rental rate return to the standard amount referred to above for U.S. restaurants. In addition, payment for the equipment package is due and owing at that time. At December 30, 2007, there were approximately $26.4 million in notes receivable from franchisees outstanding related to the franchise incentive program.

To supplement the franchise incentive program, we may offer additional relief to franchisees in developing markets in the U.S. where the brand is not yet established and the restaurants are underperforming. The terms of this additional relief vary depending on the circumstances, but may include assistance with costs of supplies; certain operating expenses, including rent and royalties; and, in certain markets, labour and other costs. These “support costs” decrease the Company’s rents and royalties revenue. As we franchise more restaurants in the U.S., and as we transition corporate restaurants to franchised locations, our relief costs increase. We anticipate this will continue as we expand our developing markets in the U.S. We also provide limited “support cost” relief to Canadian franchisees in certain circumstances as well. See Note 1 to the Consolidated Financial Statements for additional detail regarding the franchise incentive program.

Advertising and Promotions

Our marketing is designed to create and extend our brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” We use radio, television, outdoor advertising, and event sponsorship, as well as our highly visible community caring programs, and our new TimCard, to reinforce this brand image with our customers. In addition, the LCD video screens at restaurants enhance communications with customers at the point of purchase.

National Marketing Program. Franchisees fund substantially all of our national marketing programs by making contributions to our Canadian or U.S. advertising funds, which were established to collect and administer funds contributed for advertising efforts. In fiscal 2007, franchisees and Company-operated restaurants in Canada contributed approximately $146.1 million (approximately 3.5% of their sales) to the Canadian advertising fund. Although the franchise or license agreement requires contributions of up to 4% of sales, we have voluntarily reduced the current contribution to 3.5%, but retained the right to increase the contribution. Franchisees and Company-operated restaurants in the U.S. contributed US$12.8 million (approximately 4.0% of their sales) to the U.S. advertising fund. We have made, and from time to time may make at our discretion, additional contributions to the U.S. advertising fund. Each advertising fund has a national advisory board of elected franchisees.

Regional Marketing Programs. Part of the national marketing program contribution (0.025% to 0.5% of sales) is contributed to regional marketing groups (approximately 297 in Canada and 18 in the U.S.). The regional marketing groups sponsor and support locally-targeted marketing programs. We support these regional marketing groups with market strategy and regional plans and programs.

Required franchisee contributions to the advertising funds, and the allocation to local and regional advertising programs, are governed by the respective franchise agreements between the Company and its franchisees. Contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as made by franchised restaurants.

See Note 8 to the Consolidated Financial Statements for further information regarding advertising.

Competition

We compete in the quick service restaurant segment in Canada and the U.S. We face intense competition with a wide variety of restaurants on a national, regional, and local level, including quick service restaurants and fast-casual restaurants focused on specialty coffee, baked goods, and sandwiches, as well as gas and other convenience locations that sell food and beverages. The size and strength of our competitors vary by region, and there are numerous competitors in nearly every market in which we conduct business or expect to enter. We believe competition within the quick service restaurant segment is based on, among other things, product quality, concept, atmosphere, customer service, convenience and price. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing, general brand acceptance, and new product development by us and our competitors are also important factors. The prices charged for menu items may vary from market to market depending on competitive pricing and the local cost structure. Additionally, we compete with quick service restaurants and other specialty restaurants for personnel, suitable restaurant locations, and qualified franchisees.

In Canada, our competitors in the quick service sector include McDonald’s, Wendy’s®, Yum! Brands (which owns KFC® and Taco Bell®, among others) and Subway®, and in the coffee and baked goods segment, Starbucks®, Second Cup® , Country Style®, and Coffee Time®. In Canada, we also compete with multiple regional quick service restaurants, specialty coffee restaurants, deli and other sandwich shops, gas and other convenience locations.

Competition in both Canada and the U.S. continues to intensify as competitors expand menu offerings, new players enter the coffee market, and quick service restaurants have begun to offer specialty coffee and other coffee-based beverages and baked goods. Also, our competitors in the coffee and baked goods sector are continuing to expand their food offerings, in particular during the breakfast day part. A number of our competitors have commenced and/or intensified discounting and/or “combo” pricing. This cross-over of brands and menu offerings, and general increased competition on price and other factors, is expected to continue.

In Canada, we have the leading market position in the quick service restaurant segment, based on systemwide sales and number of restaurants, with a strong presence in every province. According to industry sources, our system restaurants represented 42% of the Canadian quick service restaurant sector for the 12 months ended May 2007 and 80% of the coffee/donut/gourmet coffee/tea sector of the Canadian quick service restaurant sector for the same period, in each case based on number of customers served. We believe our presence in key markets and our ability to leverage our scale in advertising will make it possible to maintain and extend our market leadership position in Canada over 2008.

In the U.S., we have developed a regional presence in certain markets in the Northeast and Midwest, but we are still relatively unknown in the U.S., even in many areas where we have a presence. We currently compete with specialty coffee retailers, baked goods retailers, sandwich shops, gas and other convenience locations, ranging from small local independent operators to well-capitalized national and regional chains, such as McDonald’s, Wendy’s, Starbucks, Subway and Dunkin’ Donuts®. Many of our competitors in the U.S. are significantly larger than us based on total systemwide sales and number of restaurants. We plan to continue expanding in the U.S., including into areas where customers are unfamiliar with our brand. We will need to build brand awareness in those markets through advertising and promotional activity. We do not get the same leverage from our television marketing activities in the U.S. because our restaurants are spread across numerous distinct markets that require local purchases for television advertising, as opposed to leveraging local or regional advertising across larger marketing areas that are more highly penetrated. Many of the U.S. markets into which we intend to expand have competitive conditions, consumer tastes and discretionary spending patterns that may differ from our existing Canadian markets. We may need to adapt our brand and our restaurants to those markets. In addition, our position as a new entrant in certain U.S. regional markets makes us more vulnerable to competitive promotional activity from other more established brands in those markets as well as increased competition for restaurant locations, customers, and franchisees.

Trademarks and Service Marks

We have registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. We have also registered various internet domain names, including www.timhortons.com, www.rolluptherimtowin.com, and www.timcard.ca. Some of our most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons and Always Fresh Oval Background Design;

•	Roll Up The Rim To Win®;

•	Timbits; and

•	TimCard™

We believe our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant system. We generally intend to renew trademarks and service marks that are scheduled to expire and to otherwise protect and vigorously defend and enforce our rights to this intellectual property. See also “Risk Factors” in Item 1A.

Corporate Social Responsibility

We and our franchisees support several community outreach projects and programs. We dedicate time and resources toward three major areas of corporate social responsibility: The Tim Horton Children’s Foundation, local regional marketing programs such as the Timbits Minor Sports program, and our sustainable coffee project.

The Tim Horton Children’s Foundation. Our most notable community outreach project is The Tim Horton Children’s Foundation, an independent non-profit charitable organization established in Canada in 1974, that provides a professionally-operated, fun-filled camp environment for children from economically disadvantaged homes. A similar organization was formed in the U.S. in 2001. Every year, local children are selected from the communities in which the Tim Hortons restaurants operate to attend various programs throughout the year at one of the Foundation’s six camps, including a ten-day summer residence camp experience. In 2007, over 12,000 children from Canada and the U.S. attended these camps, including children participating in our day-camp programs. The Board of the Tim Horton Children’s Foundation has approved a seventh camp for 2012.

Timbits Minor Sports Program. Regional Tim Hortons restaurant groups (297 across Canada and 18 in the U.S.) participate in a variety of marketing programs that benefit their community at a local level. One highly successful example of this regional approach is the Timbits Minor Sports Program, which provides annual support to sports teams for over 200,000 children, ages four through eight, participating in hockey, ringette, soccer, football, baseball, lacrosse, and curling.

Coffee Sustainability. In 2005, we launched a sustainable coffee partnership project in Guatemala to make a meaningful contribution in the fight against poverty among the people who provide one of our most important products, and to play a role in providing for the future supply of quality green coffee. Under the program, approximately 1,000 small coffee producers receive technical support and training to help them increase the amount and quality of coffee they produce and help them get their coffee to market at the best time and at the best price, while emphasizing the need to respect and protect the environment. In 2006, we launched two additional sustainable coffee projects in Central and South America with the result that the number of people, including small coffee producers and their families, targeted by the three projects now totals approximately 9,000. As mentioned above, our focus for the coffee producers and their families is on technical coffee programs, with a more general focus on improving living conditions (with an emphasis on youth education), in larger communities.

See also “Environmental Matters,” below, where we describe certain of our recycling and other environmental initiatives.

Acquisitions and Dispositions

We have from time-to-time acquired the interests of, and sold Tim Hortons restaurants to, franchisees, and we expect to continue to do so from time-to-time in the future, where prudent. We generally retain a right of first refusal in connection with any proposed sale of a franchisee’s interest.

We intend to evaluate other potential mergers, acquisitions, joint ventures, investments, strategic initiatives, alliances, vertical integration opportunities and divestitures when opportunities arise or our business warrants evaluation of such strategies. See our “Risk Factors” in Item 1A.

Working Capital Practices and TimCard Obligation

With the introduction of the TimCard and the corresponding phase-out of gift certificates, we have seen significant changes to our working capital. Funds held on account for TimCard purchases are reflected as “restricted cash” on our Consolidated Balance Sheet. The corresponding liability for delivery of products upon redemption of the TimCard is included in “Accrued Liabilities—Other” on our Consolidated Balance Sheet. Information about the TimCard’s impact on our Consolidated Financial Statements, and the Company’s working capital in general, is included in Management’s Discussion and Analysis of the Financial Results in Part II, Item 7, and the Consolidated Balance Sheet and Consolidated Statement of Cash Flows in Part II, Item 8.

International Operations

As announced in the second quarter of 2007, we have expanded the development of self-serve kiosks in the Republic of Ireland through offerings at SPAR convenience locations. As of December 30, 2007, there were 125 such units. These kiosks offer our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. We are also testing a similar concept at SPAR locations in the United Kingdom where we have 18 such units.

We have also begun the process of testing additional lines of distribution for our baked goods and coffee offerings in certain other locations internationally, including grocery stores and other convenience locations. These arrangements consist of various formats and methods of distribution.

Although none of our international activities currently makes a significant contribution to our earnings, we believe they provide us with opportunities for the future growth of our business. In addition, our financial and other business arrangements for these locations (and for international development in general) are likely to differ from our traditional development models, and we believe these international activities (and others we may test or undertake in the future), provide us with opportunities to test a variety of new strategies for the development of our brand, which, if successful, may be adapted to existing markets as well as other new markets. See Item 2 “Properties” for a listing of our international locations by country.

As of December 30, 2007, all of the international locations listed in Item 2 are self-serve kiosks, except for the temporary location in Kandahar, Afghanistan. Also, we currently have a full-service drive-thru at one SPAR location in the Republic of Ireland and others may be added, where appropriate. We include the self-serve kiosks as licensed locations under “International Operations,” as described under Item 2 “Properties,” but not in our U.S. or Canadian restaurant counts. We do not include the other distribution outlets, described above, in the table under Item 2 setting forth our international licensed locations.

Seasonality

Our business is moderately seasonal. Revenues and operating income are generally lower in the first quarter due, in part, to a lower number of new restaurant openings and consumer post-holiday spending patterns. First quarter revenues and operating income may also be affected by severe winter weather conditions. Revenues and operating income are typically higher in the fourth quarter due, in part, to a higher number of restaurant openings and sales of holiday packaged coffee and other merchandise. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Employees

Our principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). We have nine other regional offices, including our five distribution centres. Our two manufacturing facilities are located in Rochester, New York and Oakville, Ontario. Our other regional offices (other than our distribution and manufacturing facilities) are located in Lachine, Quebec; Brighton, Michigan; Williamsville, New York; and West Greenwich, Rhode Island. We have approximately 1,870 employees in our principal offices, regional offices, distribution centres, and manufacturing facilities.

As at December 30, 2007, the Company operated directly (without franchisees) 30 restaurants in Canada and 42 restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at December 30, 2007 was approximately 525, with another approximately 995 employees working part-time, bringing the total number of our restaurant employees to approximately 1,520. None of our employees is covered by a collective bargaining agreement. At franchised locations, employees are hired and managed by the franchisees and not the Company.

We believe in creating and fostering a positive employee relations environment. We do this through active training and development, employee communication, a competitive total reward philosophy, a promotion-from-within philosophy, and other initiatives and programs focused on employee engagement. Our corporate values evidence our commitment to our strong “people” focus and the other critical elements of our culture.

Environmental Matters

Our operations, including our distribution and manufacturing facilities, restaurant site selection and development, and other aspects of our business, are subject to complex environmental, health, and safety regulatory regimes, and involve the risk of environmental liability. There are also potential risks for road and on-site releases of hazardous substances and accidents that could result in environmental contamination that are not within our control.

Our restaurants have not been the subject of any material environmental investigations or claims. However, there could be problems of which we are unaware because we have not conducted a comprehensive environmental review of all of our properties or operations. Currently, we conduct environmental due diligence when considering potential new restaurant locations. This due diligence typically includes a Phase I Environmental Site Assessment, which will not necessarily identify all environmental conditions associated with a property. When the Phase I Environmental Site Assessment indicates a potential environmental problem at a particular location, we carry out a Phase II Environmental Site Assessment to specifically test that location for contaminants. We have in the past identified contamination on our sites caused by third-party operations and, after identification, we may give notice to a third party that it is their obligation to address the contamination. The relevant third party may not be willing or able to remediate the contamination, however, and/or we may lack contractual rights to force them to do so. If the relevant third party fails to address the contamination, or fails to address it properly and completely, we may be responsible for remediation as an owner, operator or occupant of the property.

We are committed to building and maintaining a framework that supports environmental leadership. Together with key stakeholders (i.e., customers, operators, suppliers and governments), we are working to develop environmental best practices that can be applied across the chain. Some areas of ongoing focus are our anti-litter awareness campaigns, recycling, composting and waste reduction. In 2007, Tim Hortons franchisees sponsored and participated in community clean-up events in more than 125 regions across Canada. We continue to raise anti-litter awareness through digital menu board messaging, advertising, packaging and drive-thru exit signs that read “Please be a good neighbour, don’t litter.”

In 2004, we introduced a recycling program to customers in Nova Scotia. In 2006, we introduced a more comprehensive recycling program in Ontario. Pilot projects are also underway to understand the feasibility of diverting organics (food waste and coffee grinds) from landfills. We are also working to promote recycling of paper coffee cups, in markets where paper recycling facilities exist. We also strive to reduce waste by offering china mugs, dishes and cutlery to customers dining in-store, and we offer a 10 cent discount to those using a travel mug in our Canadian restaurants. Soft drinks are now sold in recyclable containers.

Some governments and consumer groups have begun to focus on the level of emissions from vehicles idling in drive-thrus. Some municipalities have indicated that they are considering a moratorium on drive-thru development along with a restriction on drive-thru operations during smog alert days. Anti-idling bylaws, limiting idling to no more than three minutes, are also being considered in various communities, on both public and private lands. If such restrictions are imposed, they could have a substantial negative impact on our business and would limit our ability to develop restaurants with drive-thrus. We have commenced a research program with experts in the field to attempt to measure the environmental impact associated with drive-thru idling. We seek to understand the impact of our activities on the environment, including whether encouraging inside visits that require parking and restarting a vehicle, would be more harmful. We intend to share the results of our studies with municipalities and the public. Additionally, we believe that the introduction of electronic payment may improve speed of service and, therefore, reduce idling times in our drive-thrus.

Since 2004, as required under the Waste Diversion Act of Ontario, we have remitted fees to Stewardship Ontario (a government agency) for the purpose of helping fund the municipal blue box program cost (50%

industry share of cost). All industry stewards (i.e., businesses that generate packaging with a logo that can be traced back to the respective business) with branded packaging must contribute based on their volume of packaging, whether or not the packaging is collected and recycled in residential blue box programs. A similar program has been introduced in Quebec, also with a 50% industry share of cost. Manitoba is also considering a 100% industry-funded program. Other provinces may follow suit.

Government Regulations and Affairs

The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thrus), environmental (including litter and drive-thru emissions), traffic and transportation, land transfer tax, and other regulations. Restaurant operations, including our restaurants and our manufacturing and distribution facilities, are also subject to licensing and regulation by state, provincial and local departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial and state labour laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990 and similar Canadian provincial legislation that can have a significant impact on us, our franchisees, and the Company’s performance. See also “Environmental Matters” above regarding environmental regulations affecting the Company.

A number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, and New Brunswick have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. The province of Manitoba is also considering such legislation. Franchising activity in the U.S. is also regulated by the U.S. Federal Trade Commission. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted, and others have considered, legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The U.S. Congress has also considered legislation of this nature. We have complied with requirements of this type in all applicable jurisdictions. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of future enactment of additional legislation.

Governments and consumer advocacy groups are encouraging alternative food processing methods that will result in significant reductions in trans fatty acids (“TFA”), and legislation has recently been enacted in Canada, and has been enacted or is being considered in certain areas of the United States, that will introduce new nutritional labeling for foods that contain TFA. During 2006, significant progress was made to reduce trans fat in most of our products to below acceptable levels in Canada. Certain local governmental authorities, such as New York City, have banned trans fat and also may require posting of nutritional information on menu boards. We continue to research approaches to allow us to further reduce the amount of TFA in our products while still maintaining the taste and quality that consumers require.

Existing Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s in connection with our IPO and separation from Wendy’s. These agreements included a master separation agreement, a shared services agreement, a tax sharing agreement, and a registration rights agreement, the latter of which effectively expired upon the spin-off.

Under the shared services agreement, in 2006, Wendy’s provided us with services relating to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services. Commencing on September 30, 2006, however, the only services Wendy’s provided to us under the shared services agreement were certain information technology services, primarily related to the Company’s general ledger and U.S. fixed asset subledger. We implemented our own systems for these processes in the fourth quarter of 2007, and the shared services agreement terminated on December 3, 2007. There are, however, certain continuing cooperation and indemnification obligations, and limitation of liability covenants, which survived the termination. See Note 3 of the Consolidated Financial Statements for additional detail regarding the expenses incurred by the Company under the shared services agreement with Wendy’s.

Under the tax sharing agreement, for the period during which we were part of the Wendy’s consolidated group, ending September 29, 2006 (the “2006 Tax Year”), we were required to pay to or receive from Wendy’s the amount of U.S. federal, state and local income taxes that we would have been required to pay to or be entitled to receive from the relevant taxing authorities if we independently filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Wendy’s. In addition, to the extent set forth in and in accordance with certain provisions of the tax sharing agreement, Wendy’s may control most of our U.S. (and may impact our Canadian) tax decisions for years that we were affiliated with Wendy’s, up to and including the 2006 Tax Year. Under the tax sharing agreement, Wendy’s has sole authority to respond to and conduct certain tax proceedings (including tax audits) relating to us for periods through the end of the 2006 Tax Year. Wendy’s was also required to file, and did file, all combined, consolidated or unitary U.S. income tax returns on our behalf for the 2006 Tax Year. Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Wendy’s or other members of the group fail to make any U.S. federal income tax payments required by law for the 2006 Tax Year and for prior years, we would be liable for the shortfall. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with Wendy’s for federal, foreign, state and local income tax purposes for the 2006 Tax Year and prior years.

Under the terms of the tax sharing agreement, we were entitled to a payment from Wendy’s in the fourth quarter of 2007 in connection with Wendy’s use of certain of our tax attributes in the 2006 Tax Year, consistent with the 2006 consolidated income tax return filed by Wendy’s. On November 7, 2007, the Company and Wendy’s entered into Amendment No. 1 to the Tax Sharing Agreement (“Amendment”). In consideration for Wendy’s entering into the Amendment with us and, to a lesser extent, the resolution of a separate tax matter between the parties, we agreed to accept a final negotiated amount of $9.1 (US$9.7) million for the 2006 tax payment. Under the Amendment, certain circumstances that would otherwise necessitate a re-determination of tax liabilities and payments between us and Wendy’s under the tax sharing agreement have been eliminated. The Amendment provides that neither party will be required to make a payment to the other in connection with the use of the other party’s tax attributes, or as a result of other Adjustments (as such term is defined in the tax sharing agreement, as amended), in any year in which we and Wendy’s filed consolidated returns, except in connection with Adjustments to previously-filed returns as a result of audits and/or competent authority or related proceedings, unless the party required to make the payment otherwise consents to the filing of an amended return. See Note 6 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details regarding the actual and anticipated financial impact to the Company in connection with the tax sharing agreement with Wendy’s.

The tax sharing agreement also limits our ability to engage in certain acquisitions, reorganizations, and other transactions that could affect the tax-free nature of the spin-off under Section 355 of the Internal Revenue Code. In the tax sharing agreement, we agreed that to the extent that any gain or income is recognized by Wendy’s in connection with the failure of the spin-off to be wholly tax free under Section 355 of the U.S. Internal Revenue Code, we will indemnify Wendy’s for any taxes on such gain or income to the extent such failure is primarily attributable to: any inaccurate written representation or warranty by us in connection with any tax ruling required or received from the U.S. Internal Revenue Service or opinion of counsel; any breach by us of applicable covenants in the tax sharing agreement; any failure by us to comply with specified requirements under the U.S.

Internal Revenue Code; or any acquisition, or change in ownership of our equity or assets in excess of that permitted under the U.S. Internal Revenue Code. Wendy’s has agreed to reciprocal indemnification of us under similar circumstances relative to Wendy’s actions. If we recognize a taxable gain as a result of the failure of the spin-off to be wholly tax-free under Section 355 and such failure is not primarily attributable to the circumstances described above, then Wendy’s will be responsible for 40% of such tax liability, and we will be responsible for 60% of such tax liability.

The master separation agreement contains provisions related to the Company’s separation from Wendy’s, the IPO and the spin-off transaction, and many of them are no longer relevant. However, certain provisions survive, including our obligation to indemnify Wendy’s from all losses suffered by Wendy’s arising out of or related to our present or future businesses, operations, or assets; our breach of any separation agreement; certain liabilities arising out of untrue statements, or allegedly untrue statements, contained in disclosures made in connection with our IPO; and other specified matters.

Availability of Information

We make available through our internet website for investors (www.timhortons-invest.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.	Risk Factors

Certain information contained in this Annual Report on Form 10-K (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management, is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” The forward-looking statements contained in this Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, the risks and uncertainties discussed below (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in this Report and are further cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, stock price, financial condition, and/or future results, including causing the Company to (i) close restaurants, (ii) fail to realize our same-store sales and other financial targets, or otherwise fail to perform as expected, or (iii) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Throughout these risk factors, the words “include”, “including” or words of similar effect mean “include, without limitation” or “including, without limitation,” as applicable.

The quick service restaurant segment is highly competitive, and competition could lower our revenues, margins, and market share.

The quick service restaurant segment of the foodservice industry is intensely competitive. Tim Hortons restaurants compete with international, regional and local organizations primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, price, and new product development. Some of our competitors, most notably in the U.S., have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, Tim Hortons restaurants compete within the food service market and the quick service restaurant segment not only for customers but also for management and hourly employees, suitable real estate sites and qualified franchisees. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, an inability to take advantage of new business opportunities, the loss of market share, and the inability to attract qualified franchisees.

Our ability to increase same-store sales is affected by a number of economic and other factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our stock price may decline.

Increasing same-store sales is critical to achieving our revenue and earnings growth targets. Our ability to grow same-store sales is one of the most critical elements of our future success. A number of factors could impact our ability, by and through our franchisees and independently, to increase or maintain same-store sales, including:

•

reports, whether or not true, of food-borne illness (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), injuries caused by food tampering, and employee hygiene and cleanliness failures at Tim Hortons or other quick service restaurants unrelated to Tim Hortons;

•	changing demographic patterns and trends, including neighbourhood or economic conditions and traffic patterns, which may cause current restaurant locations to become unattractive or not as profitable;

•

changing consumer preferences and spending patterns or a desire for a more diversified menu, particularly if this results in a decreased desire for coffee and baked goods or a demand for food products not sold by Tim Hortons restaurants;

•	changing health or dietary preferences and perceptions, including perceptions of baked goods that contain high levels of fat and sugar as harmful to the health of consumers;

•	our inability to maintain our high standards for food quality and service, and the value price relationship for our products;

•

labour shortages in the areas in which we operate or intend to open new restaurants, particularly in Western Canada where we have experienced difficulty in hiring and retaining sufficient staff to operate existing restaurants on their typical schedules;

•

increased labour and benefit costs due to competition, increased minimum wage requirements and employee benefits; increased costs due to general inflation, energy and fuel costs, food and other supply costs; and costs of legal and regulatory compliance, which could all result in upward pressure on pricing at the restaurant level, which increased pricing could, in turn, reduce same-store sales if the higher prices result in fewer customers visiting system restaurants;

•	expansion of product offerings, deep discounting, and other competitive activities in markets where we conduct business;

•	additional sales taxes, at the federal, provincial, state or local level, on products sold by our restaurants;

•

unforeseen catastrophic or widespread events affecting the health and/or welfare of large numbers of people in the markets in which our restaurants are located or otherwise causing a catastrophic loss or interruption in our ability to conduct our business;

•

governmental regulations, including environmental regulations banning drive-thrus or imposing idling restrictions in drive-thrus, that limit our ability to develop restaurants with drive-thrus in certain locations, as well as local building codes, which may require more expensive building materials or restaurant types;

•

the type, number and location (and changes to the type, number, and location) of competing restaurants; sales promotions by competing restaurants; and, changes in competitive and economic conditions generally;

•	seasonal effects on demand for Tim Hortons products; and,

•

decreased consumer discretionary spending and other changes in general economic and political conditions that could drive down demand for our products, including but not limited to rising costs of consumer goods, higher fuel and other costs, as well as war and terrorist activities.

Our sales and operating results can vary from quarter to quarter and year to year depending upon various factors, many of which are listed above that may impact same-store sales and are beyond our ability to control. Some of these events and factors could directly and immediately decrease demand for our products, causing our results of operations to decline precipitously. If we fail to meet the expectations of securities analysts or investors as a result of these events, our share price may decline.

Our success depends substantially on the value of the Tim Hortons brand and our Canadian segment performance.

We believe our brand reputation was built and continues to be based, in large part, on our customers’ perceptions of the quality of our products, high standards for service at our restaurants, the attractive price value relationship of our products, a trust that price increases generally reflect the need to address higher costs facing the Company and our franchisees, and other key factors reflective of the way we and our franchisees operate Tim Hortons restaurants and the manner in which we corporately conduct our business.

Our success is dependent to a large part upon our ability to maintain and enhance the value of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable publicity or result in litigation. Some of these incidents may relate to the way we manage our growth strategies, our development efforts in domestic and foreign markets, land use and site and building development for our restaurants (including equipment, environment, and health and safety issues), or the ordinary course of our business. Other incidents may arise from events that are or may be beyond our ability to control, such as: actions taken (or not taken) by one or more franchisees relating to health, safety, welfare or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and incidents occurring at or affecting our strategic business partners, affiliates, or corporate social responsibility programs. Our brand could also be damaged by falsified claims. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products. This would likely result in lower sales and, ultimately, lower earnings and profits.

Our financial performance is highly dependent on our Canadian operating segment, which accounted for approximately 92% of our consolidated revenues, and all of our profit, in 2007. Any substantial or sustained decline in our Canadian business would materially and adversely affect our financial performance.

Our growth strategy may not be successful and may expose us to additional risk; acquisitions and investments may also expose us to additional risks.

We plan to increase the number of Tim Hortons restaurants in Canada and the U.S. through internal growth and potentially through strategic initiatives (such as acquisitions, joint ventures, and alternative business models, such as self-serve kiosks). However, we may not be able to achieve our growth objectives, new restaurants may not be profitable, and strategic initiatives may not be successful and may expose us to various risks. In addition, we have often found that early in the development of new markets, the opening of new restaurants has a negative effect on the same-store sales of existing restaurants in the market. Historically, this impact has been for a limited duration in most markets until such time as a critical mass of restaurants has been developed in the area to build brand recognition, convenience, and leverage marketing spending, thereby driving more customers to our restaurants; however, there can be no assurance that this strategy will be successful in all of our developing markets. We may also deliberately slow the development of new restaurants in some markets depending on various factors, including the sales growth of existing restaurants in such markets. In addition, in some of our U.S. markets, we have not yet achieved the market presence needed to drive the benefits of penetration described above.

The opening and success of restaurants depends on various factors, including:

•	competition from other quick service restaurants in current and future markets and same-store sales levels at existing restaurants;

•	our degree of saturation and sales in existing markets, and the identification and availability of suitable and economically viable locations;

•	the extent of consumer familiarity with our brand, and differing consumer tastes and discretionary spending patterns in new markets;

•	the negotiation of acceptable lease or purchase terms for new locations, including rising real estate prices in certain areas of Canada and the U.S.;

•

the ability to meet development and construction schedules, which is especially dependent on permitting and regulatory compliance and the availability of construction materials and labour, particularly in Western Canada;

•

governmental regulations, including environmental regulations banning drive-thrus or imposing idling restrictions in drive-thrus, which limit our ability to develop restaurants with drive-thrus in certain locations, as well as local building codes, which may require more expensive building materials or restaurant types;

•

increased costs due to stakeholder demand for use of more environmentally-friendly building products and construction processes, which may also result in a brand risk should we fail to utilize such products and/or processes;

•	the availability of qualified franchisees and their financial and other development capabilities (including their ability to obtain acceptable financing);

•	zoning and land use restrictions in areas where we would like to place new restaurants;

•	our and our franchisees’ ability to hire and train qualified management and operations personnel;

•	interest rates and costs affecting land and construction, including labour and rental costs, and the availability of borrowed funds for the Company and its franchisees; and,

•	economic conditions and consumer confidence.

The risks associated with strategic initiatives undertaken in connection with restaurant expansion include those listed above, as well as the following risks that also apply more generally to other types of strategic and operating initiatives and investments that we may undertake in order to implement our other growth strategies, including our focus on vertical integration and our distribution business:

•

overestimating the value, future growth potential, strengths, and potential profitability of an acquisition, investment (including additional investments in existing operational divisions and/or joint ventures to expand activities and business growth), or other opportunity; or, underestimating the weaknesses of, or potential liabilities associated with, an acquisition, investment, or other opportunity;

•	the potential loss of key personnel of an acquired business;

•	the failure to achieve projected economic and operating synergies in connection with an acquisition or expansion of existing business relationships or activities;

•	difficulties successfully integrating, operating, maintaining and managing newly-acquired or expanded operations and/or employees and diverting current management’s attention from existing operations;

•	ramp up costs, whether anticipated or not, associated with major acquisitions or investments; and,

•	difficulties maintaining uniform standards, controls, procedures and policies.

If we fail to open as many new restaurants as we plan, if the restaurants we open are less profitable than we anticipate or affect the profitability of existing restaurants in the market, if we are otherwise unable to successfully implement our growth strategy, or if strategic initiatives we implement are not successful, our revenue and profitability may grow more slowly or even decrease. Also, our progress in opening new restaurants from quarter to quarter may occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods.

In addition to the foregoing, we may not be able to complete desirable transactions due to various covenants in agreements with lenders, joint venture partners, and Wendy’s.

We may have difficulty expanding in the U.S., where our brand is not known outside of limited regional markets, and where competitive conditions and markets differ from those to which we are accustomed.

We plan to continue expanding in regional markets in the U.S., including into areas where customers are unfamiliar with our brand. We will need to build brand awareness in those markets through advertising and promotional activity, and those activities may not promote our brand as effectively as intended, if at all. In addition, our advertising expenditures in the U.S., particularly with respect to television advertising, do not yield the desired leverage across various marketing areas because our regional markets do not overlap to a significant degree, and we have not achieved significant market penetration in all regions. Also in the U.S., because we do not provide distribution services to our U.S. franchisees, our U.S. franchisees may not receive the same level of service and reliability as we are able to provide through our distribution business for our Canadian franchisees.

Many of the U.S. markets into which we intend to expand have competitive conditions, consumer tastes and discretionary spending patterns that differ from our existing markets. We may need to adapt our brand and restaurants to those markets. Those markets may have lower average unit sales and higher construction, occupancy or operating costs than existing Tim Hortons restaurants. Sales and profits at restaurants opened in new markets may take longer to reach expected levels or may never do so. Also, the addition of a number of new restaurants in a market may negatively impact the same-store sales and profitability of restaurants already existing in the market. If our new restaurants are not profitable or if new restaurants negatively affect the profitability of existing restaurants, we may be unable to carry out our business model of franchising the new or existing restaurants, or we may be delayed in doing so, as we could have difficulty finding qualified U.S. franchisees willing to participate in our expansion or we may desire that the restaurant reach minimum profitability levels before franchising the restaurant. This could limit our ability to expand or make it harder for us to find qualified franchisees, either of which would likely hurt revenue growth and operating results. We may also need to expand our financing support programs or extend financing on more generous terms, either of which could increase our costs and thus decrease net income.

Alternatively, if we have interested franchisees, we may offer the restaurant to a franchisee on an operator or other agreement, which may also result in an increase in franchisee relief and support costs. We have often found that as we continue our progression to franchised restaurants in our developing markets, our franchisee relief and support increases, which results in lower earnings and profits. We may also continue to own and operate the underperforming restaurant(s) corporately, which directly affects our sales and earnings.

As a last measure, we have in the past, and will continue to selectively close restaurants in the U.S. that are not achieving acceptable levels of profitability. We may also change our growth strategy in the U.S. in the future, depending upon the success of our new and existing U.S. restaurants, which may include limiting development to select markets and/or restaurant types, entering into strategic arrangements with third parties for different types of development models, such as self-serve kiosks, and other initiatives.

Our distribution operations and supply chain are subject to pressures and risks, many of which are outside our control, that could reduce the profitability of our operations.

Our distribution operations and supply chain may be impacted by various factors, some of which are beyond our control, that could injure our brand, cause a loss of revenues and/or increase costs, including:

•

transportation and/or shipping costs, including but not limited to fuel costs (and/or fuel shortages) for our fleet of trucks and trailers or increased costs of third-party transportation companies making deliveries to system restaurants from our five distribution centres;

•	inclement weather, which could affect the cost and timely delivery of ingredients and supplies;

•

the risks of having a single source of supply for certain of our food products, including certain par-baked goods, iced cappuccinos, and other popular food products; a shortage or interruption in the availability of these products could negatively affect same-store sales and our ability to generate expected earnings;

•

shortages or interruptions in the supply of perishable food products and/or their ingredients, which could affect the availability, quality, and cost of such food products and ingredients, as well as other factors that could affect the quality of products we supply;

•

price fluctuations in our supplies and commodities, most notably coffee (which is particularly volatile both in terms of price changes and available supply), sugar, and wheat, due to various market factors, including general inflation, seasonal shifts, inclement weather and climate change, alternate uses of certain commodities (e.g., corn for ethanol), increased demand, and general volatility in international commodity markets;

•	exchange rate fluctuations that may cause the price of goods to increase for our U.S. or Canadian operations;

•

decreased consumer discretionary spending and other changes in general economic and political conditions driving down demand for our products, including but not limited to rising costs of consumer goods, higher fuel and other costs, as well as war and terrorist activities; and,

•

physical, environmental or technological disruptions in our own or our suppliers’ manufacturing and/or warehouse plants, facilities, or equipment, including but not limited to fire, flood, Acts of God, contamination, failure to control critical temperatures, etc.

The factors set forth above resulting in cost increases could result in increased pressure to raise restaurant-level pricing, which may decrease customer demand for our products. See also “Source and Availability of Raw Materials” in Part 1, which is incorporated herein by reference.

Our profitability could decline as a result of fluctuations in U.S. and Canadian dollar exchange rates affecting commodity prices and our results generally.

Our Canadian restaurants are vulnerable to increases in the value of the U.S. dollar, as certain commodities, such as coffee, are priced in U.S. dollars in international markets. We typically do not enter into purchase agreements for coffee or other commodities in excess of one year; however, we do engage in purchasing activity that mitigates, to a certain degree, our exposure to fluctuations in commodity costs, and we do hedge certain exposure to foreign exchange risk. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.”

Conversely, our U.S. restaurants are impacted when the value of the U.S. dollar falls relative to the Canadian dollar. Although we have been shifting sourcing for U.S. restaurants for some of our products and supplies to the U.S., our U.S. restaurants are required to purchase certain goods from Canadian suppliers. The costs of these goods in U.S. dollars rises when the Canadian dollar increases in value relative to the U.S. dollar. Increases in these costs would affect the profitability of our U.S. restaurants and potentially make it harder for us to expand in the U.S. In addition, relief and support costs for U.S. franchisees would likely increase, adversely affecting our earnings.

In addition, we report our results in Canadian dollars. Consequently, when the U.S. dollar falls in value relative to the Canadian dollar, any profits reported by the Company’s U.S. business segment contribute less to consolidated Canadian dollar earnings because of the weaker U.S. dollar.

Our earnings and business growth strategy depends in large part on the success of our franchisees; actions taken by our franchisees and changes in franchise laws and regulations may harm our business.

A substantial portion of our earnings come from royalties and other amounts paid by franchisees, who operated 97.8% of the Tim Hortons restaurants as of December 30, 2007. Our franchisees are independent contractors and, as a result, the quality of their operations may be diminished by factors beyond our control. Some franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements and may not train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability.

Our revenues and profits would decline and our brand reputation could be harmed, if a significant number of franchisees were to: experience operational failures, including health and safety exposures; experience financial difficulty; be unwilling or unable to pay us for food and supplies or for royalties, rent or other fees; or fail to enter into renewals of franchise or license agreements. In addition, the ability of franchisees to finance the equipment and renovation costs or improvements and additions to existing restaurants, and our acquisition of restaurants from, or sale of restaurants to, franchisees, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds.

Our franchise system is also subject to franchise laws and regulations enacted by a number of provinces and states and rules promulgated by the U.S. Federal Trade Commission. Any new legislation or failure to comply with existing legislation may negatively affect operations, and could add administrative costs and burdens associated with these regulations, all of which could affect our relationship with our franchisees.

We rely extensively on computer systems to process transactions, summarize results and manage our business, and disruptions in these systems could harm our ability to run our business.

Computer systems are integral to retail operations at system restaurants, in our distribution facilities, at our own manufacturing facilities, at the Maidstone Bakeries facility, and at our office locations. We also rely heavily on computer systems in managing financial results. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage by employees.

Certain of our financial reporting processes are not part of an integrated financial system, which adds additional labour hours and administrative costs to operate, manage and control these systems. We are working to transition most of these processes to an integrated financial system for the reporting and processing of financial data across departmental and operational areas. The conversion of these systems and processes may expose us to greater risk, including risks associated with maintaining and designing internal controls and Sarbanes-Oxley Section 404 compliance, as the data is transitioned and new systems are brought online.

Privacy protection is increasingly demanding, and the introduction of electronic payment exposes us to increased risk of privacy and/or security breaches as well as other risks.

The protection of customer, employee, and business data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes. In addition, customers have a high expectation that we will adequately protect their personal information. If we fail to comply with these laws and regulations or experience a significant breach of customer, employee, or company data, our reputation could be damaged and result in lost sales, fines, or lawsuits. The introduction of credit payment systems and our reloadable cash card makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties under arrangements with us control. In the event of a security breach, theft or other illegal activity with respect to employee, customer or company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions. This could harm our reputation as well as diverting management attention and exposing us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial.

In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could result in an earnings and stock price decline. Our brand reputation would likely be damaged as well.

Our business is subject to various laws and regulations and failure to comply with existing or future laws and regulations could expose us to litigation, damage our brand reputation or lower profits.

We and our franchisees are subject to various federal, state, provincial and local laws affecting our and their businesses. These regulations include:

•

regulations relating to zoning, land use (including the placement of drive-thru windows), environmental matters (discussed below), and traffic, which affect the successful development and operation of restaurant sites;

•

regulations regarding health, food, sanitation and safety, labour laws (including minimum wage, overtime, working conditions, including workplace safety, family leave, citizenship, and other employment matters), laws preventing discrimination in the workplace and providing certain civil rights to individuals with disabilities, laws affecting the design of facilities (such as the Americans with Disabilities Act of 1990 and similar Canadian legislation), and significant increases in minimum wage requirements planned for certain provinces in Canada, that will substantially increase our labour costs in those provinces;

•	regulations regarding nutritional disclosure and advertising, and regulations regarding the nutritional content;

•

regulations regarding environmental matters, including those limiting vehicle emissions in drive-thrus, anti-idling bylaws, litter, packaging requirements (e.g., requiring greater use of recyclable materials), and recycling (e.g., including requirements to contribute to the cost of residential blue box programs in Ontario, Canada, and other provinces in Canada, or similar programs in the U.S.);

•

regulations relating to the discharge, storage, handling, release and/or disposal of hazardous or toxic substances, particularly with respect to certain of the Company’s operations (e.g., distribution and manufacturing) and with respect to restaurant locations that were formerly gas stations or that are adjacent to gas stations;

•

regulations relating to tax matters that may affect our anticipated tax rate and/or tax reserves, business planning within our corporate structure, our strategic initiatives, and/or the types of programs, projects, and activities we may undertake or desire to undertake in furtherance of our business; and,

•

new and/or additional franchise legislation – see “Our earnings and business growth strategy depends in large part on the success of our franchisees; actions taken by our franchisees and changes in franchise laws and regulations may harm our business,” above.

Compliance with these laws and regulations increases the cost of doing business. Increases in costs impact the profitability of our franchisees’ businesses and increase pressure to raise restaurant-level pricing. Higher pricing may result in fewer customers visiting our restaurants, which will ultimately result in a decrease in our sales revenue.

In addition, certain new and existing laws may negatively impact customers’ perceptions of our products, thereby decreasing consumer demand. New laws may be implemented in the future and environmental liabilities may be discovered at our properties that could result in increased compliance costs. Furthermore, failure to comply with applicable laws and regulations, particularly in the area of the environment, could result in governmental action or litigation, significant fines or other costs or damage to our brand reputation, all of which could decrease profits and adversely affect our results of operations. In addition, certain international markets where we currently conduct business or we may seek to conduct our business in the future may pose legal and business challenges in that there is unfamiliarity with our business activities and substantial uncertainty regarding the interpretation and application of laws and regulations, including but not limited to those relating to the maintenance and enforceability of intellectual property and contract rights.

With respect to environmental laws and regulations, see our disclosure under “Environmental Matters” in Part I of this Report that is incorporated into this section by reference. It is not possible for us to predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws.

Our business activities subject us to litigation risk.

From time to time, we are subject to claims of illness or injury relating to food quality or food handling. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. These types of claims could harm our brand reputation, making it more difficult to attract and retain qualified franchisees and grow the business. We may also be subject to claims from employees, customers, and others relating to health and safety risks and conditions of our restaurants associated with design, construction, site location and development, and/or certain equipment utilized in operations. In addition, we may face claims from our employees from time-to-time relating to employment or labour matters, including potentially class action suits relating to wage and hour issues, or from stockholders relating to the conduct of our business. We are also exposed to a wide variety of falsified claims due to our size and brand recognition. All of these types of matters distract management and increase costs, including costs associated with defending such claims. If successful, any such claims could adversely affect our business, financial condition, and financial results.

Fluctuations in the value of the Canadian and U.S. dollars can affect the price of our common stock and any dividends we pay.

The majority of our operations, restaurants, income, revenue, expenses, and cash flows are in Canadian dollars, and our business is primarily managed in Canadian dollars. Although our financial statements are presented in accordance with United States generally accepted accounting principles, or GAAP, we report results in Canadian dollars and, therefore, Canadian dollar results drive our earnings per share. Our earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in our common stock to a U.S. stockholder may fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars and we declare dividends in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the stock price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

Although the Company declares dividends in Canadian dollars, for persons who hold their shares in street name and for registered holders who are not residents of Canada, we are required to pay our dividend in U.S. dollars. These funds are then distributed to brokers holding shares on behalf of beneficial owners, and to our transfer agent for registered holders. For beneficial holders that are residents of Canada, the brokers may convert the dividend amounts into Canadian dollars based on exchange rates prevailing at the time of conversion. Stockholders ultimately receiving Canadian dollars are exposed to foreign exchange risk from the date of conversion to U.S. dollars until the date that the broker converts the dividend payment back to Canadian dollars.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and branded products.

The success of our business depends on our continued ability to use our existing trademarks, service marks and other components of our brand in order to increase brand awareness and further develop branded products in the U.S. and Canadian markets, as well as in international markets in which we may wish to expand. We may not be able to adequately protect our trademarks, and use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. In addition, in certain jurisdictions outside of the U.S. and Canada, there are substantial uncertainties regarding the interpretation and application of laws and regulations relating to, and the enforceability of, intellectual property and related contract rights. Our business could be adversely affected if we are unable to enforce our intellectual property and related contract rights in courts in international jurisdictions.

We rely on a proprietary product delivery platform and par-baking technology utilized by our joint venture to support our franchisees’ business and our growth strategies. There are certain patents that the joint venture licenses from a third party, with an option to acquire at nominal cost. However, if a competitor obtains a related patent for, replicates, or more successfully implements the joint venture’s proprietary techniques or technologies, our operations and growth could be harmed, and the joint venture could be forced to defend or attempt to enforce one or more patent-infringement claims or assertions.

We and/or the joint venture with IAWS may from time-to-time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect trade secrets or proprietary techniques and technologies. Such litigation could result in substantial costs and diversion of resources and could negatively affect sales, profitability and prospects regardless of whether we and/or the joint venture are able to successfully enforce these rights.

Our ownership and leasing of significant amounts of real estate exposes us to possible liabilities, losses, and risks.

As of December 30, 2007, we owned or leased the land or building for approximately 82% of our 3,221 system restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination, as further discussed above.

We lease land generally for initial terms of 10 to 20 years. Many leases provide that the landlord may increase the rent over the term of the lease. Most leases require us to pay all of the cost of insurance, taxes, maintenance, and utilities. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent, taxes, and common area expenses for the balance of the lease term. In addition, as leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

Failure to retain our existing senior management team or the inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend to a significant extent on our executive management team and the ability of other key management personnel to replace executives who retire or resign. We may not be able to retain our executive officers and key personnel or attract additional qualified management personnel to replace executives who retire or resign. Our success will also continue to depend on our ability to attract and retain qualified franchisees and other personnel to operate our restaurants and distribution centres. Failure to retain our leadership team and attract and retain other important personnel could lead to ineffective management and operations, which would likely decrease our profitability.

Catastrophic events may disrupt our business

Unforeseen events, including war, terrorism and other international conflicts, public health issues, including tainted food or water supply or wide spread/pandemic illness, and natural disasters such as earthquakes, hurricanes, or other adverse weather and climate conditions, whether occurring in Canada, the U.S. or abroad, could disrupt our operations, disrupt the operations of our franchisees, suppliers, or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from suppliers, or otherwise reduce our ability to continue our business operations in a continuous manner consistent with the level and extent of our business activities prior to the occurrence of the event or events.

Our prior ownership by Wendy’s and our agreements with Wendy’s regarding our separation from Wendy’s expose us to potential liabilities.

We entered into various agreements with Wendy’s in connection with our separation from Wendy’s that may expose us to liabilities or indemnification obligations under certain circumstances. We also have a right to indemnification from Wendy’s for certain liabilities of Wendy’s under the separation agreements, however, indemnification from Wendy’s may not be sufficient to cover such liabilities, and there is no guarantee Wendy’s would be willing or able to fund such indemnification obligations.

Under our tax sharing agreement, we have agreed not to engage in certain capital restructurings or other transactions that could jeopardize the tax-free nature of the spinoff. This could limit our flexibility in entering into desired transactions and could expose us to liability to Wendy’s if the tax-free nature of the spinoff were challenged. We also agreed to indemnify Wendy’s for certain tax and other liabilities under the tax sharing agreement and the master separation agreement. Also under the terms of the tax sharing agreement, Wendy’s will control most of the Company’s U.S. (and may impact our Canadian) tax decisions for periods ended prior to September 29, 2006, and Wendy’s will have sole authority to respond to and conduct certain tax proceedings and audits relating to that period and to determine the amount of the Company’s liability to or entitlement to payment from Wendy’s. We may not agree with Wendy’s decisions with respect to these matters, and Wendy’s may act in a manner that is not favorable to us. Moreover, under U.S. federal law, each member of a consolidated group is liable for that group’s entire tax obligation. Thus, to the extent that Wendy’s or other members of the group fail to make any U.S. federal income tax payments required by law for periods up through September 29, 2006, we could be liable for the shortfall. Similar principles may apply in other jurisdictions in which we were part of a consolidated return with Wendy’s for tax periods ended on or before September 29, 2006.

Although the Company is involved operationally with the TIMWEN Partnership, the Company’s 50-50 joint venture with Wendy’s for the development of Canadian combination restaurants, Wendy’s currently manages the accounting for that partnership, and the Company has limited ability to control or be involved with the accounting processes for this joint venture.

We are not required to pay dividends, and our board of directors could decide not to declare a dividend or could reduce the amount of the dividend at any time.

The declaration of dividends on our common stock is solely within the discretion of our board of directors, subject to limitations under Delaware law stipulating that dividends may only be paid out of capital surplus or net profits for the then current or preceding fiscal year. Our credit facilities also limit our ability to pay dividends to stockholders. Our board of directors could at any time decide not to declare a dividend, or could reduce the level of our dividend payments, or we could be prevented from declaring a dividend because of legal or contractual restrictions. The failure to pay a dividend could reduce our stock price.

Our certificate of incorporation, by-laws, stockholder rights plan and Delaware state law contain provisions that may have the effect of delaying or preventing a change in control.

Our certificate of incorporation authorizes our board of directors to issue up to 100,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter or prevent a change in control and could adversely affect the voting power or economic value of the shares of common stock.

In addition, provisions of the certificate of incorporation, by-laws and Delaware law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions establish a staggered board and establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings. Furthermore, under these provisions, directors may be removed only for cause by a majority stockholder vote and special meetings of stockholders may only be called by the chairman of the board, the chief executive officer, or the president or by a resolution duly adopted by a majority of the entire board. The ability of stockholders to call a special meeting is specifically denied. For a further description of these provisions, see our certificate of incorporation, by-laws, and Delaware law.

In addition, our stockholder rights plan will impose a significant penalty on any person or group that acquires, or begins a tender or exchange offer that would result in such person acquiring, 15% or more of the outstanding common stock without approval from the board. The board has authorized the issuance of one right for each share of common stock outstanding. Each right allows the holder to purchase from us one ten-thousandth of a share of Series A junior participating preferred stock, par value US $0.001 per share, for $150 (subject to anti-dilution adjustments), once the rights become exercisable. See our certificate of incorporation and stockholder rights plan for additional terms of the preferred stock purchase rights.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We have construction and site management personnel who oversee the construction of our restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,400 to 3,090 square feet, with a dining room and drive-thru window. Each of these restaurants typically includes a kitchen capable of supplying fresh baked goods throughout the day. We also have non-standard restaurants designed to fit anywhere, consisting of kiosks in offices, hospitals, colleges, airports, gas and convenience locations, and drive-thru-only units on smaller pieces of property. These units typically average between 150 to 1,000 square feet. Some of the drive-thru-only units, kiosks and carts also have bakery production facilities on site. To meet the demands of municipalities relating to street-front development and pedestrian-friendly design, we have developed an urban design building model. This model has the drive-thru at the back of the restaurant and the entrance at the street front. We anticipate that this model will be used in limited circumstances. Our first urban design restaurant is expected to open in March 2008, in Waterdown, Ontario.

“Combination restaurants” that include Tim Hortons and Wendy’s restaurants in single free-standing units, typically average about 5,780 square feet. These units typically share a common dining room, with seating for approximately 100 to 130 persons. Each unit has separate food preparation and storage areas, and most have separate pick-up windows for each concept. Typically, there are two independent franchisees operating the Tim Hortons and Wendy’s concepts. As of December 30, 2007, there were 123 combo units in Canada and 31 in the U.S.

As of December 30, 2007, the number of Tim Hortons restaurants, both standard and non-standard locations across Canada and the U.S., totalled 3,221, with standard restaurants comprising 75.0% of the total. At December 30, 2007, all but 72 of the Tim Hortons restaurants were franchise-operated. Of the 3,149 franchised restaurants, 705 were sites owned by the Company and leased to franchisees, 1,855 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements, we have the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13%) of annual sales in excess of specified amounts.

In Canada, for franchisees who lease land and/or buildings from us, the license agreement typically requires 3.0% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties, plus a separate sublease requires a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty required is typically increased by 1.5%. In the U.S., for franchisees who lease land and/or buildings from us, the license agreement typically requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties plus a separate sublease requires a monthly rental payment based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement. Currently, we do not charge base rent at our U.S. restaurant locations.

In addition, the franchise agreements typically require that franchisees remodel their restaurants approximately every ten years. We remodel our Company-operated restaurants on a schedule similar to that which is required of our franchisees.

The following tables illustrate Tim Hortons system restaurant locations, and franchised locations, as of December 30, 2007.

Company and Franchised Locations

Canadian Locations by Province/Territory	Standard		Non-standard(1)		Total
	Company	Franchise	Company	Franchise
Alberta	3	162	1	68	234
British Columbia	1	165	—	71	237
Manitoba	—	44	—	19	63
New Brunswick	—	100	—	16	116
Newfoundland and Labrador	—	46	—	10	56
Nova Scotia	1	142	—	33	176
Northwest Territories	—	1	—	—	1
Ontario	15	1,050	6	450	1,521
Prince Edward Island	—	12	—	6	18
Quebec	3	278	—	77	358
Saskatchewan	—	30	—	11	41
Yukon	—	2	—	—	2

Total	23	2,032	7	761	2,823

United States Locations by State	Standard		Non-standard(1)		Total
	Company	Franchise	Company	Franchise
Connecticut	9	6	—	—	15
Kentucky	—	2	—	—	2
Massachusetts	1	2	—	2	5
Maine	5	18	—	1	24
Michigan	—	97	—	1	98
New York	—	89	—	14	103
Ohio	2	92	—	—	94
Pennsylvania	—	5	—	—	5
Rhode Island	19	8	6	13	46
West Virginia	—	6	—	—	6

Total	36	325	6	31	398

(1)	Non-standard restaurants include 104 self-serve kiosks in Canada and 15 self-serve kiosks in the U.S. (13 in Rhode Island and 2 in Massachusetts).

International Locations by Country	Non-standard Arrangements		Total
	SPAR Kiosks	Other
Republic of Ireland(2)	125	—	125
United Kingdom(2)	18	—	18
Kandahar, Afghanistan(3)	—	1	1

Total	143	1	144

(2)

Self-serve kiosks located in SPAR convenience locations. See “International Operations” in Item 1 above. These self-serve kiosks are not included in U.S. or Canadian restaurant counts, but are included, as set forth in the table above, as international licensed locations.

(3)	Temporary restaurant operated by the Canadian Armed Forces.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Oakville, Ontario	Office	Owned	153,060
Dublin, Ohio	Office	Leased	17,200
Oakville, Ontario	Warehouse	Owned	37,000
Rochester, New York (Maidstone Coffee facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Guelph, Ontario	Distribution/Office	Owned	132,000
Calgary, Alberta	Distribution/Office	Owned	45,600
Debert, Nova Scotia	Distribution/Office	Owned	35,000
Langley, British Columbia	Distribution/Office	Owned	28,200
Kingston, Ontario	Distribution/Office	Owned	24,100
Lachine, Quebec	Office	Owned	13,000
West Greenwich, Rhode Island	Office	Owned	< 2,500
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500
Wilmington, Delaware	Office	Leased	< 2,500

Item 3.	Legal Proceedings

From time to time, we are a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants, and with respect to franchisee matters. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and have not had a material effect on us. Reserves related to the resolution of legal proceedings are included in our Consolidated Balance Sheets as a liability under “Accounts Payable.” As of the date of hereof, we believe that the ultimate resolution of such matters will not materially affect our financial condition or earnings. Refer also to the “Risk Factors” in Item 1A.

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

Market Price of Common Stock on the Toronto Stock Exchange and New York Stock Exchange (1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2006 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (March 24 to Apr. 2)	$37.99	$27.00	$31.00	$33.00	$23.16	$26.55
Second Quarter (Ended July 2)	$32.41	$28.25	$28.68	$29.08	$25.18	$25.75
Third Quarter (Ended Oct. 1)	$30.03	$26.67	$29.25	$27.50	$23.79	$26.30
Fourth Quarter (Ended Dec. 31)	$35.50	$28.71	$33.69	$30.99	$25.60	$28.96

2007 Fiscal Year
First Quarter (Ended April 1)	$37.74	$33.51	$35.01	$31.98	$28.58	$30.42
Second Quarter (Ended July 1)	$36.65	$32.47	$32.85	$32.66	$30.20	$30.75
Third Quarter (Ended September 30)	$36.25	$32.22	$34.65	$35.12	$30.15	$34.85
Fourth Quarter (Ended December 30)	$40.41	$34.71	$36.95	$39.93	$34.93	$37.64

(1)	Source: Bloomberg

As of February 22, 2008, there were 185,867,111 shares of common stock outstanding, 421,344 of which are owned by The TDL RSU Plan Trust.

Dividends Declared Per Share of Common Stock (Cdn. $)

Quarter (2006 Fiscal Year)	2006
First	—
Second	—
Third (Declared July 2006)	$0.07
Fourth (Declared October 2006)	$0.07

Quarter (2007 Fiscal Year)	2007
First (Declared February 2007)	$0.07
Second (Declared May 2007)	$0.07
Third (Declared August 2007)	$0.07
Fourth (Declared October 2007)	$0.07

Although the Company declares dividends in Canadian dollars, for persons who hold their shares in street name and for registered holders who are not residents of Canada, we are required to pay our dividend in U.S. dollars. These funds are then distributed to brokers holding shares on behalf of beneficial owners, and to our transfer agent for registered holders. For beneficial holders that are residents of Canada, the brokers may convert the dividend amounts into Canadian dollars based on exchange rates prevailing at the time of conversion. Stockholders ultimately receiving Canadian dollars are exposed to foreign exchange risk from the date of conversion to U.S. dollars until the date that the broker converts the dividend payment back to Canadian dollars.

Our Board of Directors has approved an increase in the quarterly dividend to $0.09 per share, and the first payment of a dividend at this new rate is payable on March 17, 2008 to shareholders of record as of March 3, 2008. Our payout ratio range continues to be 20-25% of prior year, normalized net income, which is net income adjusted for non-recurring items, such as tax impacts not expected to recur, that affect our net income based on our year-end results. Notwithstanding our payout ratio range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other factors.

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

Stockholders

We have approximately 56,491 stockholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services Inc. We also have approximately 158,953 beneficial holders, based on information provided by Broadridge Financial Solutions.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders(1)	504,338	$0.00	2,662,298
Equity compensation plans not approved by security holders	N/A	$0.00	N/A

Total	504,338	$0.00	2,662,298

(1)

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) authorizes the issuance of up to 2,900,000 shares of common stock pursuant to awards of restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and share awards. Only restricted stock units (“RSUs”) and dividend equivalent rights (“DERs”) associated with RSUs were issued under the 2006 Plan in 2007. In 2006, a total of 706,343 of these awards (including the 2005 Wendy’s award that was converted and settled under the 2006 Plan) were made, with 346,846 outstanding as of December 31, 2006. In 2007, a total of 299,036 RSUs and related DERs were granted under the 2006 Plan. No RSU awards were made to external directors of the Company in 2007 as their equity compensation was paid in deferred stock units commencing January 1, 2007. As of December 30, 2007, a total of 260,798 RSUs had been settled in the Company’s shares under the 2006 Plan (193,805 in 2006 and 66,993 in 2007). These awards were all net-settled, after provision for payment of applicable withholding taxes by forfeiture of outstanding RSUs totalling 217,148. Other accumulated forfeitures under the 2006 Plan, as of December 30, 2007, equaled 23,096.

(2)	There is no “exercise price” required to be paid by the recipient upon the vesting and settlement of RSUs.
(3)

Represents shares available for issuance under the 2006 Plan after reduction from the 2,900,000 shares originally available of gross awards; and, upon settlement of awards, increases resulting from forfeitures for payment of applicable withholding tax, as well as for other general forfeitures prior to vesting, both of which combined equaled 260,797 as of December 30, 2007.

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

	23-Mar-06	31-Mar-06	30-Jun-06	29-Sept-06	29-Dec-06	30-Mar-07	29-Jun-07	28-Sep-07	28-Dec-07
S&P / TSX Composite Index (Cdn$)(2)	$100.0	$100.9	$97.4	$99.2	$109.6	$112.4	$119.5	$121.9	$120.3
S&P / TSX Consumer Discretionary Index (Cdn$)(2)	$100.0	$99.1	$96.6	$99.6	$108.3	$113.6	$118.3	$118.0	$112.7
S&P 500 (US$)	$100.0	$100.0	$97.9	$101.7	$109.0	$112.0	$118.6	$116.3	$111.1
Tim Hortons Inc. (TSX)	$100.0	$114.8	$106.2	$108.6	$125.3	$130.5	$122.7	$129.7	$138.6
Tim Hortons Inc. (NYSE)	$100.0	$114.6	$111.2	$113.8	$125.6	$132.2	$133.9	$152.1	$164.5

(1)

The majority of the Company’s operations, restaurants, income, revenues, expenses, and cash flows are in Canadian dollars, and the Company is primarily managed in Canadian dollars. This drives our Canadian dollar earnings per share that may be translated to U.S. dollars by analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See “Risk Factors” in Part 1A. Over the course of 2007, the Canadian dollar appreciated approximately 19% relative to the U.S. dollar, which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the Canadian dollar share price over 2007. However, a depreciation in the Canadian dollar relative to the U.S. has the potential to cause the opposite effect, resulting in a decline in the U.S. dollar share price as a result of the currency fluctuation that is not directly attributable to changes in the Company’s business or financial condition aside from the impact of foreign exchange.

(2)	Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Sales and Repurchases of Equity Securities

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended December 30, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (Cdn.) (2)		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Period #10 (October 1, 2007—November 4, 2007)	N/A	$	N/A	N/A	$	N/A
Period #11 (November 5, 2007—December 2, 2007)	681,700		$36.68	681,700		$175,003,317
Period #12 (December 3—December 30, 2007)	272,000		$38.83	272,000		$164,444,727

Total	953,700		$37.29	953,700		$164,444,727

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In October 2007, the Company’s Board of Directors approved and the Company publicly announced a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of the Company’s outstanding shares as at the time of regulatory approval, prior to October 30, 2008, the termination date of the program. The Company may make such repurchases on the NYSE and/or the TSX. For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, the Company also intends to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements. The Company’s 2006-2007 share repurchase program expired in September, 2007, and no repurchase plan or program established by the Company expired or was terminated by the Company during the fourth quarter of 2007.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, standalone entity during the periods covered.

	Fiscal Years(1),(2)
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data, number of restaurants, and where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$1,248,574	$1,072,405	$960,250	$845,231	$727,508
Franchise revenues:
Rents and royalties(3)	553,441	503,375	449,791	414,096	367,756
Franchise fees	93,835	83,769	71,986	78,939	76,516

	647,276	587,144	521,777	493,035	444,272

Total revenues	1,895,850	1,659,549	1,482,027	1,338,266	1,171,780

Goodwill and asset impairment	—	—	53,101	—	—
Other costs and expenses	1,470,741	1,280,333	1,138,879	1,018,961	892,883

Total costs and expenses	1,470,741	1,280,333	1,191,980	1,018,961	892,883

Operating income	425,109	379,216	290,047	319,305	278,897
Interest (income) expense, net	16,707	18,458	14,517	13,519	16,034

Income before income taxes	408,402	360,758	275,530	305,786	262,863
Income taxes	138,851	101,162	84,439	100,735	106,601

Net income	$269,551	$259,596	$191,091	$205,051	$156,262

Basic and fully diluted earnings per share of common stock	$1.43	$1.40	$1.19	$1.28	$0.98
Weighted average number of share of common stock – diluted (thousands)	188,759	185,401	159,953	159,953	159,953
Dividends per share of common stock (post initial public offering)	$0.28	$0.14	$—	$—	$—

Consolidated Balance Sheets Data
Cash and cash equivalents	$157,602	$176,083	$186,182	$129,301	$86,151
Total assets(4)	$1,797,131	$1,744,987	$1,596,863	$1,756,869	$1,547,023
Long-term debt(5)	$394,831	$393,701	$87,970	$246,841	$367,674
Total liabilities(5)	$795,048	$726,583	$1,557,485	$735,180	$704,245
Total stockholders’ equity(6)	$1,002,083	$1,018,404	$39,378	$1,021,689	$842,778

Other Financial Data
EBITDA(7)	$508,704	$451,911	$362,046	$388,313	$337,698
Capital expenditures	$175,541	$180,049	$218,607	$197,810	$131,865
Operating margin(8) (%)	22.4%	22.9%	19.6%	23.9%	23.8%
EBITDA margin(7) (%)	26.8%	27.2%	24.4%	29.0%	28.8%

Other Operating Data
Total systemwide sales growth(10)(11)	10.2%	12.8%	9.5%	16.6%	12.6%
Systemwide restaurant unit growth(10)	5.7%	5.6%	6.0%	7.7%	7.6%
Canada average same-store sales growth(10)(12)	5.9%	7.5%	5.2%	7.4%	4.8%
U.S. average same-store sales growth(10)(12)	4.1%	8.9%	7.0%	9.8%	4.5%
Restaurants open at end of period – Canada
Company-operated	30	34	33	31	32
Franchise	2,793	2,677	2,564	2,439	2,311
Restaurants open at end of period – U.S.
Company-operated	42	61	62	67	25
Franchise	356	275	226	184	159

Total	3,221	3,047	2,885	2,721	2,527

Average sales per standard restaurant:(9)
Canada (in thousands of Canadian dollars)(10)	$1,888.1	$1,793	$1,673	$1,584	$1,479
U.S. (in thousands of U.S. dollars)(10)	$956.1	$944	$900	$896	$892
U.S. (in thousands of Canadian dollars)(10)	$1,023	$1,070	$1,089	$1,166	$1,251

(1)	Fiscal years include 52 weeks except for fiscal 2004 which included 53 weeks.

(2)

Our selected historical consolidated financial data have been derived from our audited historical Consolidated Balance Sheets at December 30, 2007, December 31, 2006, January 1, 2006, January 2, 2005 and December 28, 2003 and the results of operations and cash flows for each of the years ended December 30, 2007, December 31, 2006, January 1, 2006, January 2, 2005 and December 28, 2003.

(3)

Rents and royalties revenues consist of (a) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (b) rents, which consist of base rent and percentage rent in Canada and percentage rent only in the U.S. Rents typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 80 to 110 restaurants whose results of operations are consolidated with ours pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financial Definitions–Sales.” However, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales for the last five years were:

	Fiscal Years(1), (2)
	2007	2006	2005	2004	2003
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$4,197,478	$3,821,857	$3,410,583	$3,137,898	$2,713,248
U.S. (in thousands of U.S. dollars)	$301,255	$246,343	$199,098	$163,359	$123,261

(4)

Notes and accounts receivable from Wendy’s were set off against notes and accounts payable to Wendy’s, with the net notes and accounts receivable from Wendy’s being distributed by us to Wendy’s, effective in the fourth quarter of 2005. Notes and amounts receivable from Wendy’s were:

	At End of Fiscal Year Indicated(1), (2)
	2007	2006	2005	2004	2003
	(in thousands)
Notes receivable from Wendy’s included in current assets	$—	$—	$—	$173,747	$59,210
Notes receivable from Wendy’s included in long-term assets	$—	$—	$—	$128,000	$128,000
Accounts receivable from Wendy’s included in current assets	$—	$406	$—	$52,192	$138,580

(5)

Long-term debt includes long-term debt, capital leases and notes payable to Wendy’s. Notes payable to Wendy’s were also included in current liabilities. Notes payable to Wendy’s were set off against notes and accounts receivable from Wendy’s resulting in a distribution in kind to Wendy’s of $52.9 million in the fourth quarter of 2005, excluding the $1.1 billion note payable outstanding at January 1, 2006 and repaid during 2006. Notes payable to Wendy’s totalled the following amounts:

	At End of Fiscal Year Indicated(1), (2)
	2007	2006	2005	2004	2003
	(in thousands)
Notes payable to Wendy’s included in current liabilities	$—	$—	$1,116,288	$185,725	$84,167
Notes payable to Wendy’s included in long-term debt	$—	$—	$—	$181,090	$304,488
Amounts payable to Wendy’s included in current liabilities	$—	$—	$10,585	$—	$—

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

The following table is a reconciliation of EBITDA to our net income:

	Fiscal Years(1), (2)
	2007	2006	2005	2004	2003
	(in thousands)
Net income	$269,551	$259,596	$191,091	$205,051	$156,262
Interest expense, net	16,707	18,458	14,517	13,519	16,034
Income tax expense	138,851	101,162	84,439	100,735	106,601

Operating income	425,109	379,216	290,047	319,305	278,897
Depreciation and amortization	83,595	72,695	71,999	69,008	58,801

EBITDA*	$508,704	$451,911	$362,046	$388,313	$337,698

*	EBITDA includes and has not been adjusted for the goodwill and asset impairment charges of $53.1 million incurred in the fourth quarter of fiscal 2005.

(8)	Operating Margin represents operating income expressed as a percentage of total revenues.

(9)

Our standard restaurant typically measures between 1,400 to 3,090 square feet, with a dining room, a counter for placing orders and drive-thru service. Standard restaurants comprised 75% of our system as of December 30, 2007. We have “combination restaurants” that offer Tim Hortons and Wendy’s products at one location. Our combination restaurants typically have a common area dining room and separate counters and typically separate franchisees operate the two different concepts. In fiscal 2007, we had approximately 123 combination restaurants in Canada and 31 in the U.S.

(10)

Includes both franchised and Company-operated restaurants. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 80 to 110 restaurants under operator agreements whose results of operations are consolidated with ours pursuant to FIN 46R. However, franchise restaurant sales result in royalties and rental income, which are included in our revenues. U.S. average sales per standard restaurant are disclosed in both Canadian and U.S. dollars, the reporting and functional currency, respectively, of our U.S. operations. The U.S. average sales per standard restaurant were converted into Canadian dollars for each year using the average foreign exchange rate in the applicable year. The U.S. average sales per standard restaurant, when converted into Canadian dollars, includes the effects of exchange rate fluctuations, which decreases comparability between the years. We believe the presentation of the U.S. dollar average sales per standard restaurant is useful to investors to show the local currency amounts for restaurants in the U.S. and provide transparency on the underlying business performance without the impact of foreign exchange.

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2007 Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Annual Report on Form 10-K for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of December 30, 2007, 3,149 or 97.8% of our restaurants were franchised, representing 98.9% in Canada and 89.4% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system, and the strength of our brand. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also impact distribution revenues.

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

Executive Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of December 30, 2007, we leased or owned the real estate for approximately 82% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as our more recent self-serve kiosks located in gas and convenience locations. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the third quarter of 2007, we completed the roll-out of distribution of frozen and refrigerated products from our Guelph facility, which now services approximately 85% of our Ontario restaurants (see below). In the U.S., we supply similar products to system restaurants through third-party distributors.

Systemwide sales growth was 10.2% in fiscal 2007 as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants.

In the fourth quarter of 2007, Canadian same-store sales growth was 3.4%, which was lower than our year-to-date trends mainly due to a combination of factors including strong comparables from 2006, considerable snowfall in key markets during the month of December 2007, as well as the weighting of promotional focus on TimCards instead of holiday merchandise. Our successful breakfast sandwich was launched in Canada in 2006, and was a contributor to our same-store sales growth in 2006. In the fourth quarter 2007, we lapped, and in future periods we will be continuing to lap, these significant same store sales numbers. Also, the majority of the TimCard™ holiday-orientated sales during the quarter were not reflected in sales performance, which is demonstrated by the $37.8 million of restricted cash on hand balance as at December 30, 2007 on our Consolidated Balance Sheet. Pricing accounted for approximately 2% of Canadian same-store sales growth in the fourth quarter of 2007. In 2006, our fourth quarter Canadian same-store sales growth was 9.3%. In the U.S. segment, same-store sales increased 4.2% during the fourth quarter of 2007, building upon an increase of 8.3% in the comparable period of 2006. Pricing contributed less than a half percent to same-store sales growth in the U.S. segment during the quarter. We were pleased with sales performance in the U.S. given the challenging economic environment and severe winter weather conditions that also affected most of our U.S. market in the fourth quarter of 2007.

Fiscal 2007 same-store sales increased 5.9% in Canada (7.5% in fiscal 2006) and increased 4.1% in the U.S. (8.9% in fiscal 2006). Pricing impacted the full-year 2007 growth rates by approximately 1.9% in Canada and 1.5% in the U.S. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as labour, coffee, and other supplies. In 2008, we expect our restaurants to have some price increases in certain key Canadian markets due to continued minimum wage increases and potentially other cost pressures.

Same-store sales growth was driven by our promotional calendar, new product offerings, continuous improvement at restaurant level operations, and price increases in some regions of Canada and the U.S., as outlined above. Product innovation continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. This may include innovation in our lunch offerings, with a planned first-half of 2008 launch of a hot sandwich, which we see as a natural expansion of our hot breakfast sandwich and other hot lunch offerings. Other planned 2008 product launches include a homestyle hash brown, and in the U.S., “combo” meal offerings.

We opened a total of 198 restaurants in fiscal 2007 compared to 197 restaurants in fiscal 2006. Our restaurant development program is typically highest in the fourth quarter each year. We execute our development activities prudently and only with what we believe to be the right opportunities. This includes our selective development of targeted U.S. markets, including our newest U.S. market, Lansing, Michigan. We also continue to pursue strategic alliances with third parties for restaurant development opportunities in the U.S. and Canada. In this regard, we entered into a strategic alliance with operators of a national gasoline retailer in the U.S. to open 15 self-serve kiosks in the fourth quarter of 2007. These self-serve kiosks leverage a Tim Hortons platform in place in 143 locations in the convenience channel in the Republic of Ireland and the United Kingdom, and provide a new avenue for growth while increasing brand exposure. We anticipate that we will continue to test this new platform in the U.S. market in 2008. In addition, we announced a restaurant development arrangement with Wal-Mart Canada Corp., in Canada in the third quarter of 2007. Under this relationship, we will have restaurants in Wal-Mart Canada Supercentres with approximately 7 outlets opened by the end of 2008. As previously disclosed, future escalation of real estate and construction costs and labour availability (in some regions, especially Western Canada) may slow our projected new restaurant growth, and our mix between standard and non-standard restaurants may shift toward non-standard depending upon real estate availability and market needs, among other factors. Our U.S. self-serve kiosk units are included in our U.S. restaurant count, but are not expected to produce the same level of rents and royalties and distribution revenues as other non-standard restaurants, and the financial arrangements with our strategic business partners for these ventures may differ from our other typical franchise models.

In fiscal 2007, our revenues increased $236.3 million, or 14.2%, over fiscal 2006. These increases were primarily a result of continued average same-store sales gains and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. Distribution represents the largest portion of our revenues. Distribution sales increased as we completed our implementation of frozen and refrigerated distribution from our Guelph, Ontario facility in the third quarter of 2007 (see below). Franchise fees, which are based primarily on restaurant openings, also increased, primarily reflecting a higher number of restaurant resales, renovations and replacements, compared to fiscal 2006.

The Guelph distribution facility commenced operations in the first quarter of 2006. In April, 2006, we started the transition to three-channel delivery from this distribution centre. Three-channel delivery has shelf-stable, refrigerated and frozen product on the same truck. This facility now services approximately 85% of our Ontario restaurants for shelf-stable, refrigerated and frozen products. During the phase-in period for refrigerated and frozen distribution in 2006 and the first half of 2007, we faced higher distribution costs without the full benefit of the new distribution revenues. Sales margins on frozen and refrigerated products are typically lower than for some of our other products but have contributed positively to our net income in fiscal 2007. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our restaurants efficiently and effectively while contributing to our profitability.

Operating income increased $45.9 million, or 12.1%, in fiscal 2007 compared to fiscal 2006, primarily as a result of higher year-over-year revenues, discussed above. Operating income gains in fiscal 2007 were also realized from higher equity income. Partially offsetting these operating gains were increased operating expenses arising primarily from a higher number of properties that we own or lease and then sublease to franchisees, higher franchise fee costs primarily related to increased franchisee support costs generally associated with establishing and/or developing our franchised restaurants, higher general and administrative expenses, higher other expense, which was primarily related to foreign exchange losses, and, lower contribution from our U.S. operating segment.

In fiscal 2007, our net income increased $10.0 million, or 3.8%, compared to fiscal 2006. The increase in net income was primarily a result of the higher operating income, partially offset by higher income tax expense. Our net income growth rate of 3.8% was lower than operating income growth of 12.1%, due primarily to the higher effective tax rate in fiscal 2007 versus fiscal 2006. Net income in 2007 benefited from lower interest expense, primarily as a result of the US$960.0 million note to Wendy’s being outstanding for part of fiscal 2006 (fully repaid in April 2006), but partially offset by lower interest income. Earnings per share increased to $1.43 in fiscal 2007 compared to $1.40 in fiscal 2006. The diluted weighted average number of shares outstanding in fiscal 2007 was 188.8 million, which was 1.8% higher than the diluted weighted average share count in fiscal 2006, primarily as a result of the Company’s IPO in March 2006, partially offset by our share repurchase program.

In the fourth quarter of 2007, we substantially completed the installation of electronic payment systems in Canada to allow for payment by credit card at approximately 2,100 participating restaurant locations. The Company entered into an exclusive arrangement with MasterCard™ for a limited period of time. In late October 2007, the reloadable TimCard was introduced in Canada, using the same technology platform as the MasterCard payment system. Both initiatives are designed to provide customer convenience and increased speed of service. We anticipate that the TimCard program will be rolled out in the U.S. in the first quarter of 2008.

The Company fully completed its first $200 million share repurchase program in September 2007. A total of 5.8 million shares were repurchased under this program. In October 2007, our Board of Directors approved a new twelve-month, $200 million share repurchase program as part of our ongoing focus on creating value for shareholders. We commenced purchasing under this program in November 2007. Under these two programs, we purchased a total of 4.8 million shares at an average cost of $35.31, for a total cost of $170.6 million, in fiscal 2007.

Since becoming a public company in March 2006, we have declared and paid six consecutive quarterly dividends of $0.07 per share, payable in Canadian dollars. In fiscal 2007, we paid $52.9 million in dividends to our stockholders. Our Board of Directors has approved a 28.6% increase in the quarterly dividend to $0.09 per share. The first payment of a dividend at this new rate is payable on March 17, 2008 to shareholders of record as of March 3, 2008.

Commencing in December of 1995, we were a wholly owned subsidiary of Wendy’s International Inc. (“Wendy’s”), and our financial results were consolidated with those of Wendy’s and its other operating segments. For our historical financial information, you should refer to the periodic and annual reports filed by Wendy’s. In March 2006, we completed an initial public offering (“IPO”) pursuant to which public stockholders purchased 33.4 million shares, or 17.25%, of our common stock. Wendy’s continued to own 82.75% of our outstanding shares after the IPO and, therefore, our financial results continued to be consolidated with Wendy’s until September 29, 2006. On September 29, 2006, Wendy’s completed a spin-off of its remaining 82.75% controlling stake in us, representing approximately 160.0 million shares of our common stock, by a special pro rata distribution of such shares to its stockholders of record on September 15, 2006. With the completion of this distribution, we have operated as a widely held, standalone public company since September 2006.

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

2008 Targets and Outlook

In fiscal 2008, we are targeting same-store sales growth of 4%-6% in Canada and 2%-4% in the U.S. We have established these growth targets in a climate of challenging macro economic circumstances and competitive activities that might create variability quarter-to-quarter or potentially impede our ability to achieve these targets. We continue to focus on growth strategies that have been successful in the past, including menu innovation and operational initiatives, such as our new cashless payment systems and other activities which we believe will help offset the impact of these challenges.

While the U.S. economy has shown signs of a slowdown and the Canadian economy may follow, historically, we have proven to be fairly resilient in challenging economic circumstances. Although we are not immune to recessionary impacts, we believe we are well-positioned to support customers looking for value without trading off quality. We do expect, overall, to see more volatility quarter to quarter in the quick service restaurant market sector, which may include reductions in customer visits. Also, we will more likely have a stronger back half of 2008 than first half, particularly given the severe winter weather conditions that persisted into January and early February 2008 and economic concerns.

In 2007, in certain areas of Canada, such as Alberta and some of Western Canada, our franchisees faced and continue to face substantial labour shortages. We expect the tight labour market to continue to exist in these areas through 2008. In addition, in certain regions of Canada, minimum wage increases are slated to continue through 2008, increasing pressure on the businesses of our franchisees. Both the labour shortages and wage increases could negatively impact our franchisees’ operations and ultimately, our revenues.

In 2008, we expect to open 120 to 140 new restaurants in Canada and 90 to 110 new restaurants in the U.S. For 2008, U.S. restaurant opening targets reflect a higher number of targeted openings of non-standard locations, including potential additional self-serve kiosks that we are testing in certain markets. As stated above, future escalation of real estate and construction costs, labour shortages (in some regions, particularly in Western Canada), and other factors outside of our control, such as local zoning and licensing requirements, may slow this growth (see “Risk Factors”). On a systemwide basis, we expect to close 20 to 40 restaurants in the normal course of our business.

We anticipate our 2008 total capital expenditures will be between $200 million and $250 million, including capital expenditures for new restaurant development, remodelling, technology initiatives and other capital needs. We anticipate being able to fund these capital expenditures through free cash flow.

We are targeting operating income growth of 10% in 2008 over 2007. We estimate that our effective tax rate will be between 33%-35%, subject to some quarterly variations.

These financial targets are annual targets only, which replace and supersede all previous targets established by the Company, including our previously-announced long-term same-store sales growth targets for the U.S. and Canada. However, our previously announced U.S. and Canadian long-term restaurant development targets remain in place. These long-term development targets are for 500 restaurants in the U.S. by year-end 2008, and 3,500 to 4,000 restaurants in Canada over the longer term. These targets are forward-looking and are based on our expectations and outlook and shall be effective only as of the date the targets were originally issued. Except as required by applicable securities laws, we do not intend to update our annual financial targets. These targets and our performance generally is subject to various risks and uncertainties (“risk factors”) which may impact future performance and our achievement of these targets. Refer to Item 1A of this Form 10-K Annual Report for a description of our risk factors.

Selected Operating and Financial Highlights

	Fiscal Years
	2007	2006	2005
Systemwide sales growth(1)	10.2%	12.8%	9.5%
Average same-store sales growth
Canada(2)	5.9%	7.5%	5.2%
U.S.(2)	4.1%	8.9%	7.0%
Systemwide restaurants	3,221	3,047	2,885
Revenues (in millions)	$1,895.9	$1,659.5	$1,482.0
Operating income (in millions)	$425.1	$379.2	$290.0
Net income (in millions)	$269.6	$259.6	$191.1
Basic and diluted earnings per share	$1.43	$1.40	$1.19
Weighted average number of shares of common stock outstanding – Diluted (in millions)	188.8	185.4	160.0

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

(2)

For Canadian restaurants, average same-store sales are based on restaurants that have been opened for a minimum of one calendar year. For U.S. restaurants, a restaurant is included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening. Commencing in 2008, we will be calculating our Canadian average same-store sales growth on the same basis as our U.S. restaurants. This change will align same-store calculation methodologies between Canada and the U.S., and with industry practices. We do not expect this adjustment to have a significant impact on reported Canadian same-store sales.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 97.8% of our system is franchised. Systemwide sales impact our franchise royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is typically attributable to several key factors, including new product introductions, improvements in restaurant speed of service or other operational efficiencies, more frequent customer visits, expansion into broader menu offerings, and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee, labour, and other supplies.

In fiscal 2007, Canadian average same-store sales increased 5.9% over fiscal 2006, which was our 16th consecutive annual increase in Canada. In fiscal 2006, Canadian average same-store sales increased 7.5% over fiscal 2005. In the U.S., average same-store sales (measured in U.S. currency) increased 4.1% in fiscal 2007 over 2006, which represented our 17th consecutive annual increase. In fiscal 2006, U.S. average same-store sales increased 8.9% over fiscal 2005.

The following tables set forth average same-store sales increases by quarter for fiscal 2007, 2006, and 2005 and by year for the ten-year period from 1998 to 2007 on a comparable 52-week basis.

	Historical Average Same-Store Sales Increase
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)	Year
Canada(1)
2007	6.3%	6.5%	7.5%	3.4%	5.9%
2006	8.7%	6.1%	5.9%	9.3%	7.5%
2005	5.8%	5.6%	3.6%	5.8%	5.2%
U.S.(2)
2007	4.0%	3.8%	4.5%	4.2%	4.1%
2006	9.8%	8.4%	9.2%	8.3%	8.9%
2005	7.7%	9.1%	4.7%	6.7%	7.0%

	Canada	U.S.
2007	5.9%	4.1%
2006	7.5%	8.9%
2005	5.2%	7.0%
2004	7.4%	9.8%
2003	4.8%	4.5%
2002	7.2%	9.9%
2001	7.8%	7.7%
2000	9.1%	12.7%
1999	10.5%	13.9%
1998	10.2%	6.9%
10-year average	7.6%	8.5%

(1)

For Canadian restaurants, average same-store sales were based on restaurants that have been open for a minimum of one calendar year. Commencing in 2008, we will be calculating Canadian average same-store sales on a consistent basis with the U.S. average same-store sales methodology, which is calculated by including restaurants beginning in the 13th month following the restaurant’s opening. This change is also consistent with industry practices. We do not expect this change in methodology to have a significant impact on our reported Canadian same-store sales. We have not reflected historical adjustments in this table. Such adjustments will be provided in our Form 10-Q for the first quarter of 2008.

(2)	For U.S. restaurants, a restaurant is included in our average same-store calculation beginning in the 13th month following the restaurant’s opening.
(3)	Our Canadian fourth quarter 2007 same-store sales growth rates were lower than our year-to-date trends due to a combination of factors described above under “Executive Overview”.

Our historical average same-store sales trends are not necessarily indicative of future results.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for our 2007, 2006, and 2005 fiscal years:

	Fiscal Year End
	2007	2006	2005
Canada
Restaurants opened	130	145	149
Restaurants closed	(18)	(31)	(22)

Net change	112	114	127

U.S.
Restaurants opened	68	52	38
Restaurants closed	(6)	(4)	(1)

Net change	62	48	37

Total Company
Restaurants opened	198	197	187
Restaurants closed	(24)	(35)	(23)

Net change	174	162	164

From the beginning of 2005 to the end of fiscal 2007, we opened 500 system restaurants including both franchised and Company-operated restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually, the majority of which are in Canada. Restaurant closures typically result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

The following table shows our restaurant count as of the end of fiscal 2007, 2006 and 2005 and provides a breakdown of our Company-operated and franchised restaurants. Our system includes over 3,000 restaurants across Canada and the U.S. At December 30, 2007, 3,149 restaurants, or 97.8%, were franchised restaurants (representing 98.9% in Canada and 89.4% in the U.S.).

Systemwide Restaurant Count

	Fiscal Year End
	2007	2006	2005
Canada
Company-operated	30	34	33
Franchise	2,793	2,677	2,564

Total	2,823	2,711	2,597

% Franchised	98.9%	98.7%	98.7%
U.S.
Company-operated	42	61	62
Franchise	356	275	226

Total	398	336	288

% Franchised	89.4%	81.8%	78.5%
Total system
Company-operated	72	95	95
Franchise	3,149	2,952	2,790

Total	3,221	3,047	2,885

% Franchised	97.8%	96.9%	96.7%

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

The following tables contain information about the operating income (loss) of our reportable segments:

	Fiscal 2007 Compared to Fiscal 2006
	2007	% of Revenues	2006	% of Revenues	2007 Change
					Dollars	Percentage
	(In thousands, except where noted)
Operating Income (Loss)
Canada	$467,884	24.7%	$410,582	24.7%	$57,302	14.0%
U.S	(4,804)	(0.3)%	1,736	0.1%	(6,540)	n/m

Segment operating income	463,080	24.4%	412,318	24.8%	50,762	12.3%
Corporate(1)	(37,971)	(2.0)%	(33,102)	(2.0)%	(4,869)	14.7%

Total operating income	$425,109	22.4%	$379,216	22.9%	$45,893	12.1%

	Fiscal 2006 Compared to Fiscal 2005
	2006	% of Revenues	2005	% of Revenues	2006 Change
					Dollars	Percentage
	(In thousands, except where noted)
Operating Income (Loss)
Canada	$410,582	24.7%	$379,405	25.6%	$31,177	8.2%
U.S.	1,736	0.1%	(4,282)	(0.3)%	6,018	n/m

Segment operating income	412,318	24.8%	375,123	25.3%	37,195	9.9%
Corporate(1)	(33,102)	(2.0)%	(85,076)	(5.7)%	51,974	n/m

Total operating income	$379,216	22.9%	$290,047	19.6%	$89,169	30.7%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business units, the impact of certain foreign currency exchange gains and losses, as well as income (trivial) from international operations (discussed below). In fiscal 2005, corporate charges also included the goodwill and asset impairment charges of $53.1 million.

n/m – The comparison is not meaningful.

Fiscal 2007 compared to Fiscal 2006

Segment operating income increased $50.8 million, or 12.3%, for fiscal 2007 over 2006. Our Canadian segment operating income increased by $57.3 million, or 14.0%. Canadian average same-store sales increased 5.9% over the prior year, of which pricing contributed 1.9% of this increase. We opened 130 new system restaurants in 2007 and closed 18 restaurants.

In 2007, our U.S. operating segment had an operating loss of $4.8 million, compared to 2006 operating income of $1.7 million. The decrease in the U.S. segment operating income was primarily due to the following factors: increased relief given to franchisees, particularly as we transition more Company-operated restaurants to franchisees or operator agreements; higher general and administrative expenses, as resources have been added to replace services previously provided by Wendy’s; lower income from coffee roasting operations, due primarily to foreign exchange fluctuations in the first quarter that are not expected to recur; lower franchise fee income, due primarily to the timing of revenue recognition from our franchise incentive program; and higher Company-operated restaurant losses. U.S. average same-store sales growth was 4.1% in 2007, of which pricing contributed 1.5% of this increase.

We are targeting to have 500 restaurants in the U.S. by the end of fiscal 2008, of which we had 398 at the end of fiscal 2007. In fiscal 2007, we opened 68 restaurants in the U.S. and closed 6 restaurants. Our 2007 restaurant openings included 15 self-serve kiosks, which were part of a strategic alliance with an operator of a national gasoline retailer in the U.S. In 2007, we continued to reduce our U.S. Company-operated restaurant base from 61 at the end of fiscal 2006 to 42 at the end of fiscal 2007. This shift is part of our longer-term strategy of having a primarily franchised-system model, similar to our Canadian operations. Particularly in our newer markets in the U.S., the progression to our franchise-based model has initially resulted in higher franchise support costs, primarily in the area of rents, royalties and other relief and may increase the number of restaurants that we are required to consolidate in accordance with FIN 46R.

We anticipate that U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we continue our growth and expansion into new and existing markets. As we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on our past experience, as we add new restaurants in these developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief in the areas of rents and royalties, and in some cases, relief on other operating costs, for a period of time to support these franchisees. The relief offsets our rents and royalties revenue. Also, when we transition a restaurant from a

Company-owned restaurant to either a full franchised restaurant or a restaurant governed by an operator agreement, we generally provide relief to the franchisee for an initial period. We are generally able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth. In 2008, we do not believe that the U.S. segment will be a significant contributor to our consolidated operating income.

Corporate charges primarily include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $38.0 million in fiscal 2007 and $33.1 million in fiscal 2006. The $4.9 million increase reflects a year-over-year change in foreign exchange expense due to the strengthening of the Canadian dollar, higher costs associated with our franchisee convention, higher standalone company costs and general growth in our business, partially offset by lower restricted stock unit expenses, and lower costs because the spin-off from Wendy’s in 2006 did not recur in 2007, including the costs of a run-off directors’ and officers’ liability insurance policy.

Overall, our total segment operating income from our reportable segments was 24.4% and 24.8% as a percentage of total revenues for the fiscal years 2007 and 2006, respectively. The overall margin decline was driven primarily by reduced profitability in our U.S. business.

The Company, through a wholly-owned Irish subsidiary, in partnership with Cuisine de France and SPAR Ratoath, Co Meath, Ireland has launched coffee and donut self-serve kiosks in SPAR convenience stores in the Republic of Ireland and the United Kingdom. The self-serve kiosks, which feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins, were tested and introduced in the first half of 2007. As of December 30, 2007, there were 143 self-serve kiosk locations in SPAR locations in the Republic of Ireland and in the United Kingdom. The roll-out is being managed by Cuisine de France, under license from Tim Hortons, and the kiosks are operated by independent SPAR retailers. At present, the distribution of coffee and donuts through SPAR with respect to these self-serve kiosks is not expected to be a material contributor to our net income, although it will result in incremental warehouse sales and royalties. In addition, we are engaging in certain other international test market activities. See “International Operations” in Part I of this Annual Report. The operating income from these combined international operations was trivial in fiscal 2007 (2006 – $nil), and was netted in corporate charges because, at this time, these ventures are being managed corporately. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including same-store sales.

2006 compared to 2005

Segment operating income increased $37.2 million, or 9.9%, for fiscal 2006 over 2005. Our Canadian segment operating income increased by $31.2 million, or 8.2%. Canadian average same-store sales increased 7.5% over the prior year, and we opened 145 new system restaurants in 2006 and closed 31 restaurants.

In 2006, our U.S. operating segment had operating income of $1.7 million, compared to a 2005 operating loss of $4.3 million. We believe this was attributable to stronger same-store sales growth and stronger operational performance in 2006. In addition, in fiscal 2005, we had $1.2 million in store closure costs relating to the New England market that negatively impacted the U.S. operating segment results. Also, same-store growth was 8.9% in 2006, of which pricing contributed 3%-4% of this increase. In fiscal 2006, we opened 52 stores in the U.S. and closed 4 restaurants.

Overall, our total segment operating income from our reportable segments as a percent of total revenues was 24.8%, 25.3% for fiscal 2006 and 2005, respectively.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s, as well as with respect to various post-separation matters. These agreements included a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement, the latter of which effectively expired upon the spin-off from Wendy’s.

In 2007, we used information technology services from Wendy’s relating to our general ledger and U.S. fixed asset repository system. Charges for these services totalled $0.8 million in 2007 and were based on the charges outlined in the shared services agreement, which reduced as the required service levels declined. We terminated all services from Wendy’s under the agreement in December, 2007 after the implementation of our own standalone general ledger and U.S. fixed asset repository system, although selected provisions of the agreement survive termination, including certain indemnification and limitation of liability clauses. Commencing with the implementation of our new systems, our general and administrative costs include depreciation and other costs for hosting and support services for our new general ledger and fixed asset repository.

In 2006, we incurred $10.1 million of expense allocations based on the provisions of the shared services agreement with Wendy’s, excluding costs related to Wendy’s restricted stock units. We were a wholly owned subsidiary of Wendy’s for many years, and as such, we and Wendy’s historically shared many internal administrative resources. The shared services agreement was designed to help us and Wendy’s transition to being two separate public companies, each with its own administrative resources. Under the shared services agreement, prior to September 2006, Wendy’s provided us services relating to corporate functions such as executive oversight, risk management, internal audit, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services.

Consistent with the terms of the shared services agreement, the charges in fiscal 2007 and 2006 were reduced to reflect the increasing independence of the Company and, therefore, the decreased level of services being provided by Wendy’s, primarily in the areas of executive oversight, investor relations, treasury, financial reporting and information systems. We considered these general corporate expense allocations, as adjusted pursuant to agreement by Wendy’s and us as just described, to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense we would have incurred as a standalone public company for the same or similar services. Prior to entering into the shared services agreement with Wendy’s in 2006, estimates of the benefits of similar services received in 2005 were carved out for comparative financial reporting purposes. In fiscal 2005, we incurred $15.4 million of carve-out costs from Wendy’s, excluding costs related to Wendy’s restricted stock units and options.

In preparation for the spin-off on September 29, 2006, we added most of the infrastructure necessary to be a standalone public company. We added resources in the financial reporting, treasury, corporate governance and securities law areas. During 2007, we continued to add resources as required, particularly in the areas of taxation, legal, internal audit, investor relations, and information technology, among others.

Our independence from Wendy’s did not materially harm our relationships with our customers or suppliers or otherwise cause significant changes in our results of operations and business trends when compared to prior years, except for higher costs associated with our IPO and spin-off, costs associated with being a public company, and costs incurred as we added resources to perform services provided by Wendy’s under the shared services agreement, offset in part by lower shared services costs from Wendy’s.

Wendy’s received a favourable tax ruling from the Canada Revenue Agency under Section 86.1 of the Income Tax Act (Canada) in connection with the tax impact of the distribution of our shares to Wendy’s Canadian stockholders. Wendy’s also received a ruling from the Internal Revenue Service, for U.S. federal income tax purposes, confirming that no gain or loss will be recognized by Wendy’s and that the distribution of our common stock would be tax-free to Wendy’s U.S. stockholders, except in respect of cash received in lieu of fractional share interests.

We also continue to have some interdependencies with Wendy’s with respect to income taxes (see “Income Taxes”).

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2007 and 2006. Financial definitions can be found immediately following “Liquidity and Capital Resources”.

Results of Operations

	Fiscal 2007 Compared to Fiscal 2006				Change from Prior Year
	2007	% of Revenues	2006	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,248,574	65.9%	$1,072,405	64.6%	$176,169	16.4%
Franchise revenues:
Rents and royalties(1)	553,441	29.2%	503,375	30.3%	50,066	9.9%
Franchise fees	93,835	4.9%	83,769	5.0%	10,066	12.0%

	647,276	34.1%	587,144	35.4%	60,132	10.2%

Total revenues	1,895,850	100.0%	1,659,549	100.0%	236,301	14.2%

Costs and expenses
Cost of sales	1,099,248	58.0%	941,947	56.8%	157,301	16.7%
Operating expenses	201,153	10.6%	182,332	11.0%	18,821	10.3%
Franchise fee costs	87,077	4.6%	76,658	4.6%	10,419	13.6%
General and administrative expenses	119,416	6.3%	113,530	6.8%	5,886	5.2%
Equity (income)	(38,460)	(2.0)%	(35,236)	(2.1)%	(3,224)	9.1%
Other (income) expense, net	2,307	0.1%	1,102	0.1%	1,205	n/m

Total costs and expenses, net	1,470,741	77.6%	1,280,333	77.1%	190,408	14.9%

Operating income	425,109	22.4%	379,216	22.9%	45,893	12.1%
Interest (expense)	(24,118)	(1.3)%	(22,253)	(1.3)%	(1,865)	8.4%
Interest income	7,411	0.4%	11,671	0.7%	(4,260)	(36.5)%
Affiliated interest (expense), net	—	0.0%	(7,876)	(0.5)%	7,876	n/m

Income before income taxes	408,402	21.5%	360,758	21.7%	47,644	13.2%
Income taxes	138,851	7.3%	101,162	6.1%	37,689	37.3%

Net income	$269,551	14.2%	$259,596	15.6%	9,955	3.8%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 101 and 88 restaurants on average in fiscal 2007 and fiscal 2006, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Fiscal Years
	2007	2006
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$4,197,478	$3,821,857
U.S. (in thousands of U.S. dollars)	$301,255	$246,343

Revenues

Sales

In fiscal 2007, sales were $1,248.6 million, an increase of $176.2 million, or 16.4%, over fiscal 2006. Our sales include warehouse sales, sales from Company-operated restaurants, and sales from restaurants required to be consolidated under FIN 46R. Warehouse sales increased $172.3 million, or 19.3%, driven primarily by a $75.7 million increase due to a higher number of restaurants opened and same-store sales increases. The distribution of frozen and refrigerated products increased warehouse sales by $84.8 million in 2007 as compared to 2006. Product mix and price increases also contributed to the higher distribution revenues. The impact of foreign exchange on the translation of our U.S. business partially offset these increases (see below). Distribution sales represented approximately 56.3% of our total revenues in fiscal 2007 compared to 53.9% of our revenues in fiscal 2006. This change in revenues mix has an impact on overall margins since margins on frozen and refrigerated products are lower than some of the other products we distribute, but contribute positively to our operating income.

Company-operated restaurant sales were $56.2 million and $69.9 million in fiscal 2007 and 2006, respectively. The $13.7 million decrease was primarily due to a decrease in the number of Company-operated restaurants in 2007. In 2007, on average, we operated 82 Company restaurants compared to 98 Company-operated restaurants in 2006. On occasion, we may open more Company-operated restaurants when we enter new markets, and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the type of restaurant (standard or non-standard) and the timing of these events throughout the year. During fiscal 2007, we have transitioned many of our U.S. Company-operated restaurants to either franchise or operator agreements. While this may have the effect of lowering our sales from Company-operated restaurants, many of these restaurants meet the criteria set out in FIN 46R, thus requiring us to consolidate some of these restaurants under these rules. As a result, we have increased the number of restaurants consolidated under FIN 46R – see below. In addition, restaurants operating under operator agreements often qualify for increased support, primarily in the area of rent and royalties relief (see “Franchise Revenues” below).

The consolidation under FIN 46R of 101 and 88 restaurants, on average, during fiscal 2007 and 2006 resulted in sales of $125.3 million and $107.7 million, respectively.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2007 reduced the value of reported sales by approximately 0.8% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $50.1 million, or 9.9%, in fiscal 2007 over 2006 and are consistent with the 2007 systemwide sales growth of 10.2%. Our net growth in both rental income and royalty income is driven primarily by a $26.5 million increase due to the positive average same-store sales growth over this time period and an increase of $22.0 million from the addition of a net of 174 system restaurants. As mentioned previously, stronger same-store sales growth was driven by new product offerings, our promotional calendar, continuous improvement in store level operations and some price increases. Price increases are typically used to offset higher costs at the restaurant level, typically for labour and food costs. As new restaurants open and average same-store sales at existing restaurants increase, both our royalty and rental income from franchisees increase because these are typically both based on a percentage of sales. Higher rent and royalty relief provided to certain U.S. and Canadian franchisees impacted rents and royalties revenues during the year.

Franchise Fees. Franchise fees during fiscal 2007 increased $10.1 million, or 12.0%, from fiscal 2006. The year-over-year increase is primarily attributable to franchise fees generated from higher resales, replacements and renovations of $9.5 million. A “replacement” refers to a site change that results in a rebuild within a one kilometer radius and typically generates a new franchise fee. In addition, in the U.S., we have a franchise incentive program whereby franchise fee revenues are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of franchise fees and impacted franchise fee revenues in 2007.

We opened 198 restaurants in 2007 as compared to 197 restaurants in 2006. We opened a higher number of non-standard restaurants in the U.S. in 2007, including 15 self-serve kiosks. In 2006, we opened a higher number of non-standard restaurants in Canada. Non-standard restaurants include kiosks and locations in gas and convenience locations, hospitals, universities and office buildings and typically have lower initial franchise fees.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2007 and 2006 reduced the value of reported rents and royalties and franchise fee revenues by approximately 0.4% and 0.5%, respectively, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,099.2 million in fiscal 2007, an increase of $157.3 million, or 16.7% compared to fiscal 2006. Our cost of sales includes warehouse cost of sales, cost of sales from Company-operated restaurants, and cost of sales from restaurants required to be consolidated under FIN 46R. This increase was primarily driven by an increase in warehouse cost of sales of $153.6 million, or 19.6%, during the year. Of this increase, $74.7 million was due to the increased cost of product and operating costs from frozen and some refrigerated product distribution and our dry-goods distribution from the Guelph facility, and $67.7 million resulted from an increase in the number of restaurants opened and same-store sales increases. Product mix and cost increases also contributed to increased cost of sales. These increases were partially offset by foreign exchange impacts from the translation of expenses of our U.S. operations from U.S. dollars to Canadian dollars (see below).

Distribution cost of sales represented 63.7% of our total costs and expenses in fiscal 2007 as compared to 61.1% of our total costs and expenses in fiscal 2006. As mentioned above, this shift in business mix is primarily attributable to the distribution of frozen and some refrigerated products from our Guelph distribution facility. Now that our transition to three-channel delivery is complete, warehouse sales as a percentage of revenues, for that portion related to frozen and refrigerated distribution, is expected to stabilize. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix (e.g., size, standard or non-standard) of Company-operated restaurants. These costs decreased by $12.7 million or 16.5% from $77.2 million in fiscal 2006 to $64.5 million in fiscal 2007 as a result of a decrease of 16, on average, in the number of Company-operated restaurants open during the year.

The consolidation of 101 and 88 restaurants, on average, under FIN 46R during fiscal 2007 and 2006, respectively, resulted in cost of sales of $98.5 million and $82.0 million, respectively. Cost of sales of FIN 46R restaurants were impacted by restaurant mix (e.g. size, location, type) and foreign exchange.

The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2007 over 2006 reduced the value of reported cost of sales by approximately 0.9%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased by $18.8 million in fiscal 2007 as compared to fiscal 2006, which was an increase of 10.3%. Our Canadian operations contributed the majority of the change with an increase of $15.5 million in rent expense, depreciation and other property costs during the year. Rent expense increased $10.0 million due to higher percentage rent costs on certain properties resulting from increased systemwide sales and an increase of 74 properties being leased and then subleased to franchisees in Canada in 2007. As at December 30, 2007, there were 1,722 properties leased by us in Canada and then subleased to franchisees, compared to 1,648 such properties in fiscal 2006. Operating expenses will increase in the future as the number of properties we lease from third parties for restaurant sites grows for existing and new leased properties where we pay percentage rent to third parties. Operating expenses will also increase as a result of higher depreciation expense from a higher number of system restaurants. Systemwide sales increases will also increase future operating expenses. In addition, higher research and development costs in the area of new store design and higher store closure costs contributed to the year-over-year increase.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2007 and 2006 reduced the value of operating expenses by approximately 0.7% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs increased $10.4 million, or 13.6%, from fiscal 2006, of which the majority of this increase was a result of higher resales, replacements and renovations of restaurants, which is consistent with the increase in franchise revenues noted above. Our non-standard restaurants (including self-serve kiosks) typically have lower franchise fee costs than standard locations. In addition, increased support costs and expenses to support a franchisee’s business, generally associated with establishing and/or developing our franchised restaurants, increased year-over-year franchise fee costs.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2007 and 2006 reduced the value of franchise fee costs by approximately 1.2% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. This expense category also includes charges from Wendy’s for the periods in which we received services from them, in accordance with the shared services agreement. As a percentage of revenues, general and administrative expenses decreased from 6.8% in 2006 to 6.3% in 2007. Our objective is for general and administrative expense growth not to exceed revenue growth. We do, however, anticipate continuing to add resources throughout 2008, as required to support growth in our business and to support further requirements associated with being a standalone public company. There can be quarterly fluctuations in general and administrative expenses due to timing or certain other events that may impact growth rates in any particular quarter.

General and administrative expenses increased $5.9 million from $113.5 million in fiscal 2006 to $119.4 million in fiscal 2007. Shared services costs from Wendy’s were lower in 2007 by $9.2 million. These lower costs were offset by higher salaries and benefits as we added resources to be a standalone public company, notwithstanding lower equity-based compensation (RSU costs) in 2007. In addition to higher salaries and benefits, we incurred higher costs related to new information technology systems, insurance, legal costs, investor relations and shareholder costs, all of which were incurred as a result of us being a standalone public company. In 2007, we also incurred costs related to our franchisee convention and incurred higher costs related to U.S. advertising and marketing. Costs related to stock-based compensation were $1.5 million lower than in 2006. The 2006 stock-based compensation costs included the accelerated vesting of the Wendy’s restricted stock units to our executives and certain other employees as a result of our spin-off from Wendy’s.

Our Human Resources and Compensation Committee (“Committee”) has recently advised that there will be some changes to the long-term incentive (or equity) compensation program in 2008 for our executive officers, as follows: (i) we will continue to issue restricted stock units, but they will be conditional on the achievement of performance objectives over the prior fiscal year (“P+RSUs”), and (ii) we will commence an option program with linked or tandem stock appreciation rights (“SARs”). Awards of P+RSUs, subject to the achievement of performance objectives, and options/SARs are expected to be granted in May of each year, subject in each case to the discretion of the Committee. As a result, we expect that these changes to the long-term equity incentive program will impact compensation expense commencing in the second quarter of 2008. We will provide additional details regarding the expected extent of the impact, when available.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2007 and 2006 reduced the value of general and administrative expenses by approximately 1.2% compared to the value that would have been reported had there been no exchange rate movement.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits and some bread products, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants to both Tim Hortons and Wendy’s Restaurants of Canada Inc. In fiscal 2007, equity income was $38.5 million, an increase of $3.2 million from fiscal 2006, primarily as a result of discrete tax benefits at one of our joint ventures, operating gains at both of our key joint ventures and, a gain on the sale of excess land. From time to time, our joint venture partners may sell properties that may result in gains or losses. We do not expect tax benefits of a similar nature in 2008. As we have previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales. Our bakery joint venture provides bakery products which do not necessarily have the same growth rate as total systemwide sales. Our TIMWEN partnership is expected to grow at a slower rate as we are unlikely to add a significant number of new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest of variable interest entities consolidated in accordance with FIN 46R. In fiscal 2007, other expense, net, was $2.3 million versus $1.1 million of other expense, net in fiscal 2006. The $1.2 million net increase was a result of foreign exchange losses primarily related to U.S. dollar cash and other net assets held in some of our Canadian functional currency entities.

Our U.S. other expenses, net, is denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2007 and 2006 reduced the value of other expense, net, by approximately 0.7% compared to the value that would have been reported had there been no exchange rate movement.

Interest Expense (Including Affiliated Interest Expense)

Interest expense was $24.1 million in fiscal 2007 and $22.2 million in fiscal 2006. The increase of $1.9 million is primarily due to higher interest rates on our term debt (which was outstanding for all of 2007) and higher interest on capital leases.

Affiliated interest expense was $7.9 million in 2006, as a result of the US$960 million note to Wendy’s that was repaid in March and April 2006. The US$960.0 million note to Wendy’s had a 3% per annum interest rate.

Interest Income

Interest income was $7.4 million in fiscal 2007 and $11.7 million in fiscal 2006, resulting in a decrease of $4.3 million, primarily due to lower average cash balances on-hand in 2007 and the strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2007 and 2006, which reduced interest income by approximately 2.0%. In 2006, our cash balances were higher because we had IPO proceeds on-hand in investment accounts pending their full utilization.

Income Taxes

Our provision for income taxes includes provisions for U.S. and Canadian taxes. Prior to the period ended September 29, 2006, the date of the spin-off, our U.S. entities were included in the filing of a consolidated U.S. tax return with Wendy’s and its other subsidiaries. Our U.S. entities now file a separate consolidated U.S. federal income tax return commencing for all periods ending after September 30, 2006. Our 2005 and 2006 U.S. income tax provision and related deferred income tax amounts were determined as if we filed tax returns on a standalone basis and were adjusted in accordance with the tax sharing agreement with Wendy’s.

The effective income tax rate in fiscal 2007 was 34.0%, compared to 28.0% in 2006. In 2007, our effective tax rate was higher as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No.48- Accounting for Uncertainty in Income Taxes (“FIN 48”) and a related provision for uncertain tax positions of $4.0 million recorded during the year. In fiscal 2006, our effective tax rate was lower as a result of the favourable resolution of tax audits and the benefit of lower taxes on non-U.S. earnings and related tax credits. We expect our effective tax rate to be approximately 33% to 35% in 2008, although some volatility may be experienced between quarters.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2003 and subsequent taxation years. The Internal Revenue Service has concluded its examination of the Wendy’s consolidated tax group for the 2006 year which includes the Company up to September 29, 2006. We do not currently expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $6.7 million in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additional amounts recognized in fiscal 2007 for tax positions related to the current and prior years, net of reductions for tax positions of prior years and settlements made for the year was approximately $1.3 million. Refer to Note 6 of the Consolidated Financial Statements for further details.

On November 7, 2007 the Company and Wendy’s entered into Amendment No. 1 to the Tax Sharing Agreement (“amended tax sharing agreement”). The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which included the Company until September 29, 2006), described above, was adjusted in accordance with the amended tax sharing agreement with Wendy’s. We received $9.1 million from Wendy’s in 2007, in accordance with the amended tax sharing agreement with Wendy’s, as settlement for tax attributes used by Wendy’s and, to a lesser extent, the resolution of a separate tax matter between the parties. This payment was included in capital in excess of par value in the period in which it was received. See our Consolidated Financial Statements, Note 6 for further details.

Comprehensive Income

In fiscal 2007, comprehensive income was $205.9 million compared to $237.7 million in fiscal 2006. The change in comprehensive income includes net income, which increased $10.0 million from fiscal 2006 and higher translation adjustment expense, net of tax, of $37.3 million. Translation adjustment expense arises from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period end rates. The exchange rate on December 30, 2007 was 0.9805 and the exchange rate on December 31, 2006 was 1.1654. In addition, included in other comprehensive income was a loss related to cash flow hedges, net of taxes, of $2.8 million in 2007, compared to $1.8 million of income, net of taxes, in 2006.

Fiscal 2006 Compared to Fiscal 2005

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2006 and 2005. Financial definitions can be found immediately following “Liquidity and Capital Resources”.

Results of Operations

	Fiscal 2006 Compared to Fiscal 2005				Change from Prior Year
	2006	% of Revenues	2005	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,072,405	64.6%	$960,250	64.8%	$112,155	11.7%
Franchise revenues:
Rents and royalties(1)	503,375	30.3%	449,791	30.3%	53,584	11.9%
Franchise fees	83,769	5.0%	71,986	4.9%	11,783	16.4%

	587,144	35.4%	521,777	35.2%	65,367	12.5%

Total revenues	1,659,549	100.0%	1,482,027	100.0%	177,522	12.0%

Costs and expenses
Cost of sales	941,947	56.8%	834,165	56.3%	107,782	12.9%
Operating expenses	182,332	11.0%	165,257	11.2%	17,075	10.3%
Franchise fee costs	76,658	4.6%	69,212	4.7%	7,446	10.8%
General and administrative expenses	113,530	6.8%	108,962	7.4%	4,568	4.2%
Equity (income)	(35,236)	(2.1)%	(31,758)	(2.1)%	(3,478)	11.0%
Goodwill and asset impairment	—	—	53,101	3.6%	(53,101)	n/m
Other (income) expense, net	1,102	0.1%	(6,959)	(0.5)%	8,061	n/m

Total costs and expenses, net	1,280,333	77.1%	1,191,980	80.4%	88,353	7.4%

Operating income	379,216	22.9%	290,047	19.6%	89,169	30.7%
Interest (expense)	(22,253)	(1.3)%	(4,046)	(0.3)%	(18,207)	n/m
Interest income	11,671	0.7%	3,985	0.3%	7,686	n/m
Affiliated interest (expense), net	(7,876)	(0.5)%	(14,456)	(1.0)%	6,580	n/m

Income before income taxes	360,758	21.7%	275,530	18.6%	85,228	30.9%
Income taxes	101,162	6.1%	84,439	5.7%	16,723	19.8%

Net income	$259,596	15.6%	$191,091	12.9%	68,505	35.8%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchised restaurant sales are not included in our

Consolidated Financial Statements, other than approximately 88 and 82 restaurants on average in fiscal 2006 and fiscal 2005, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales were:

	Fiscal Years
	2006	2005
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$3,821,857	$3,410,583
U.S. (in thousands of U.S. dollars)	$246,343	$199,098

Revenues

Sales

In fiscal 2006, sales were $1,072.4 million, an increase of $112.2 million, or 11.7%, over fiscal 2005. Our sales include warehouse sales, sales from Company-operated restaurants, and sales from restaurants required to be consolidated under FIN 46R. Warehouse sales increased $100.3 million, or 12.6%, driven primarily by a $63.4 million increase due to a higher number of restaurants opened and same-store sales increases. The distribution of frozen and refrigerated products increased warehouse sales by $24.6 million in 2006 as compared to 2005. Product mix and price increases also contributed to the higher distribution revenues. The impact of foreign exchange partially offset these increases. Certain amounts in the above commentary have been modified from previous disclosures in order to conform to 2007 presentation.

Company-operated restaurant sales were $69.9 million and $65.2 million in fiscal 2006 and 2005, respectively. The $4.7 million increase was primarily due to an increase in same-store sales and due to the timing and mix of standard and non-standard Company-operated restaurants in 2006. On occasion, we may open more Company-operated restaurants when we enter new markets and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the type of restaurant (standard or non-standard) and the timing of these events throughout the year.

The consolidation under FIN 46R of 88 and 82 restaurants, on average, during fiscal 2006 and 2005 resulted in sales of $107.7 million and $100.5 million, respectively.

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

Franchise Fees. Franchise fees during fiscal 2006 increased $11.8 million, or 16.4%, from fiscal 2005. We opened 197 restaurants in 2006 as compared to 187 restaurants in 2005, with the increase in openings of ten restaurants being primarily non-standard restaurants. Non-standard restaurants include kiosks and locations in gas stations, hospitals, universities and office buildings and typically have lower initial franchise fees. Also, we opened a higher number of standard restaurants in the U.S. in 2006, as compared to a higher number of standard restaurants opened in Canada in 2005. In the U.S., we have a franchise incentive program whereby franchise fee revenues are deferred until the franchise store has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of franchise fees. Resales (which were unusually high in 2006) and replacements accounted for the majority of the total increase in franchise fee revenues. A replacement refers to a site change that results in a rebuild within a one kilometer radius and typically generates a new franchise fee.

U.S. franchise revenues are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2006 and 2005 reduced the value of reported franchise fee revenues by approximately 0.5% compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales was $941.9 million in fiscal 2006, an increase of $107.8 million, or 12.9% compared to fiscal 2005. Our cost of sales includes warehouse cost of sales, cost of sales from Company-operated restaurants, and cost of sales from franchised restaurants required to be consolidated under FIN 46R. This increase was primarily driven by an increase in warehouse cost of sales of $100.2 million, or 14.7%, during the period. Of this increase, $55.7 million resulted from an increase in the number of restaurants opened and same-store sales increases, and $33.0 million was due to the increased cost of product and operating costs from frozen and some refrigerated product distribution and our dry-goods distribution from the Guelph facility. Product mix and cost increases also contributed to increased cost of sales. These increases were partially offset by foreign exchange impacts. Certain amounts in the above commentary have been modified from previous disclosures in order to conform to 2007 presentation.

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

The consolidation of 88 and 82 restaurants, on average, under FIN 46R during fiscal 2006 and 2005, respectively, resulted in cost of sales of $82.0 million and $79.2 million, respectively. Cost of sales of FIN 46R stores were impacted by store mix (e.g. size, location, type) and foreign exchange.

The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2006 over 2005 reduced the value of reported cost of sales by approximately 0.7%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased by $17.1 million in fiscal 2006 as compared to fiscal 2005, which was an increase of 10.3%. Our Canadian operations contributed the majority of the change with an increase of $13.3 million in rent expense and other property costs during the period. The increase in the number of properties being leased and then subleased to franchisees contributed $5.7 million of the Canadian increase. Canadian rent expense also increased $6.0 million due to higher percentage rents payable to third parties from certain properties resulting from increases in systemwide sales. As at December 31, 2006, there were 1,648 properties leased by us in Canada and then subleased to franchisees, compared to 1,597 such properties in 2005. Operating expenses will increase in the future as the number of properties we lease from third parties for restaurant sites grows. Systemwide sales increases on existing and new leased properties where we pay percentage rent to third parties will also impact future operating expenses.

Our U.S. operating expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar between fiscal 2006 and 2005 reduced the value of operating expenses by approximately 0.8% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs increased $7.4 million, or 10.8%, from fiscal 2005, of which the majority of this increase was a result of higher non-standard restaurant openings, resales and replacements which is consistent with the increase in franchise revenues noted above. Non-standard restaurants include kiosks and locations in gas and convenience locations, hospitals, universities and office buildings and typically have lower franchise fee costs.

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

General and administrative expenses increased $4.6 million from $109.0 million in fiscal 2005 to $113.5 million in fiscal 2006. The increase is primarily attributable to higher compensation costs related to the accelerated vesting of the Wendy’s restricted stock units to our executives and other employees as a result of our spin-off from Wendy’s and the immediate vesting of restricted stock units for retirement-eligible employees. The impact of these two items increased compensation costs for restricted stock units by $7.6 million in fiscal 2006. See below for estimated future impacts of restricted stock units. Other general and administrative cost increases in 2006 included $2.3 million for a directors and officers insurance run-off policy and other spin-related costs of $0.7 million that did not occur in 2005. Offsetting these higher costs in 2006 versus 2005 were lower costs associated with our IPO of $2.8 million and 2005 expenses related to the vesting of Wendy’s stock options to our employees of $1.4 million. In 2006, shared services costs from Wendy’s were lower than 2005 allocated costs, with some offsets in salaries and benefits as we added resources to be a standalone public company, for a net impact of $1.9 million lower expense. As a percentage of revenues, general and administrative expenses decreased from 7.4% in 2005 to 6.8% in 2006.

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

Goodwill and Asset Impairments

In the fourth quarter of 2005, the Company tested goodwill for impairment and recorded impairment charges of $30.8 million in the fourth quarter of 2005. The impairment charge resulted in a write-down of the full balance of goodwill. Also, in the fourth quarter of 2005, the Company recorded pre-tax property and equipment impairment charges of $22.3 million related to two New England markets in the U.S. operating segment that were acquired in 2004. There were no equivalent charges in fiscal 2006.

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

Income Taxes

Our provision for income taxes includes provisions for U.S. and Canadian taxes. Our U.S. entities joined in the filing of a consolidated U.S. tax return with Wendy’s and its other subsidiaries for the period ended September 29, 2006, the date of the spin-off. From September 30, 2006 to the end of the 2006 fiscal year, our U.S. entities filed a U.S. consolidated tax return separate from Wendy’s. Our U.S. income tax provision and related deferred income tax amounts are determined as if we filed tax returns on a standalone basis and are adjusted in accordance with the tax sharing agreement with Wendy’s.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash, and we expect this trend to continue in 2008. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants, and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have fully funded our capital expenditure requirements for new restaurant development, remodelling, technology initiatives and other capital needs. In fiscal 2008, we expect to open 120 to 140 new restaurants in Canada and 90 to 110 new restaurants in the U.S. In 2007, however, the cost and availability of real estate and construction costs, including the cost and availability of labour required for construction of our restaurants in certain areas where we sought to develop restaurants, such as Alberta and other areas of Western Canada, were limiting factors to our growth in these regions. We anticipate that these conditions are likely to persist through 2008 in selective regions of Canada. In the 2007 fiscal year, we generated $394.0 million of cash from operations, as compared to cash generated from operations of $259.4 million in fiscal 2006, for a net change of $134.6 million (see Comparative Cash Flows below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our credit facilities, as described below under “Credit Facilities.” Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are acceptable. Additionally, our ability to issue additional equity is constrained for some time because our issuance of additional shares is a factor that could be considered relevant to a determination related to the Wendy’s spin-off transaction under Section 355 of the Internal Revenue Code and, under the tax sharing agreement, we would be required to indemnify Wendy’s against the taxes payable if our issuance of shares resulted in a gain being recognized.

When evaluating our leverage position, we look at metrics that consider the impact of long term operating and capital leases as well as other long term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At December 30, 2007, included in long-term obligations, we had approximately $380.5 million in term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends.

In fiscal 2007, we fully completed our 2006-2007 $200 million stock repurchase program. In October 2007, our Board of Directors approved a 2007-2008 stock repurchase program authorizing us to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of our outstanding shares as at the time of regulatory approval. We authorized the commencement of the program on October 31, 2007, after receipt of all regulatory approvals. The program is expected to be in place until October 30, 2008, but may terminate earlier if the $200 million maximum or the 5% of outstanding common shares limit is reached, or, at the discretion of the Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). On October 26, 2007, we announced that a notice of intention to make a normal course issuer bid (“NCIB”) would be filed with the TSX for the program, as described above. Regulatory approval from the TSX for the NCIB was received on October 29, 2007. For a significant portion of the repurchase program, we entered into a Rule 10b5-1 repurchase plan, which allows us to purchase stock at times when we may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, we also intend to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements.

We spent $170.6 million to repurchase 4.8 million shares under these two programs in fiscal 2007. Since initiation of the share repurchase programs, we have purchased 6.8 million shares for a total cost of $235.6 million. We have funded all of these repurchases to date from our free cash flow, and we expect that all future purchases made under the 2007-2008 program will be funded from cash from operations as well.

In fiscal 2007, we paid four quarterly dividends of $0.07 per share, totalling $52.9 million. In fiscal 2006, we paid two quarterly dividends of $0.07 per share, totalling $27.0 million. As disclosed earlier, our Board of Directors has approved a 28.6% increase in the quarterly dividend to $0.09 per share, and the first payment of a dividend at this new rate is payable on March 17, 2008 to shareholders of record as of March 3, 2008. We have historically paid for all dividends from free cash flow generated from our operations, and we expect to continue to do so in 2008, if additional dividends are, in fact, declared by our Board of Directors. Our payout ratio range is 20%-25% of prior year, normalized net income, which is net income adjusted for non-recurring items, such as tax impacts not expected to recur, that affect our net income based on our year-end results. Notwithstanding our payout ratio range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance and other risk factors. Our payout ratio considers our free cash flow and has been benchmarked against companies in the North American quick serve restaurant sector and premier Canadian retail companies. This dividend increase brings the dividend to the high end of our payout ratio range.

In the third quarter of 2005, we distributed a note denominated in U.S. dollars to Wendy’s in the principal amount of US$960.0 million ($1.1 billion), which bore interest at an annual rate of 3.0% and was due on demand. In early March 2006, we paid Wendy’s approximately US$12.7 million of accrued interest, and US$427.4 million of principal, with proceeds from the $300.0 million term loan component of our credit facilities, the $200.0 million bridge loan facility, and from available cash. The net proceeds of our IPO were used to repay the remaining portion of the US$960.0 million note to Wendy’s in April 2006. We further used the remaining IPO proceeds and available cash from operations to repay the $200.0 million bridge loan, which resulted in a termination of the facility.

In 2006, we established an employee benefit trust. This trust holds shares of our common stock that will be used to satisfy our obligation to settle RSUs granted to certain Canadian employees. By establishing this trust, we are able to fix the amount of cash required to satisfy RSU obligations that vest in a future period at approximately the same dollar value at which the RSUs were originally granted. In fiscal 2007 and 2006, the trust purchased 0.2 million shares and 0.3 million shares, respectively, of our common stock on the open market for a total cost of $7.2 million and $9.2 million, respectively. In fiscal 2007, the trust settled RSU obligations with the majority of the Company’s Canadian employees by disbursing 0.1 million shares from the trust, with a total value of $1.7 million, after provision for all applicable statutory withholding requirements. In fiscal 2007, RSU obligations to U.S. employees and directors were settled with treasury shares, after provision for all applicable statutory withholding requirements.

Total borrowings, as well as cash and cash equivalents, as presented in our 2005 Consolidated Financial Statements, are not representative of the debt or cash and cash equivalents that have followed our separation from Wendy’s. Historically, Wendy’s centrally managed its capital structure in order to optimize its costs of funding and financial flexibility at the corporate level. Consequently, the debt being carried in our 2005 historical Consolidated Financial Statements does not necessarily reflect our debt capacity and financing requirements.

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

Credit Facilities

On February 28, 2006 (as amended on April 24, 2006, effective February 28, 2006), we entered into unsecured credit facility agreements (referred to herein as our “credit facilities”), which are guaranteed by us and certain of our other subsidiaries and which may be drawn by us or one of our principal subsidiaries. Our credit facilities entered into on such date consisted of the following:

•	A five-year senior bank facility (referred to herein as the “senior bank facility”) that consists of:

•	a $300.0 million term loan;

•	a $200.0 million Canadian revolving credit facility (which includes $15.0 million overdraft availability); and

•	a US$100.0 million U.S. revolving credit facility; and

•	A $200.0 million fourteen-month bridge loan facility (referred to herein as the “bridge loan facility”). The bridge loan facility was repaid in April 2006.

As of December 30, 2007, the $300.0 million term debt was outstanding and the revolvers were undrawn, except for approximately $7.5 million being used to support standby letters of credit.

The senior bank facility, consisting of the term loan and two revolvers, matures on February 28, 2011. The term loan bears interest at bankers’ acceptances plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, require the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants on December 30, 2007. Refer to Note 13 of our Consolidated Financial Statements.

The consolidated maximum debt coverage ratio is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business. Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities.

The minimum fixed charge coverage is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges includes interest and rent expense.

In connection with the term loan facility, we entered into $130.0 million of interest rate swaps in March, 2006 and June 2007 with multiple financial institutions to help manage our exposure to interest rate volatility (see Item 7A – Interest Rate Risk).

The senior bank facility contains certain covenants that will limit our ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; or enter into certain restrictive agreements; or pay dividends or make share repurchases if the Company is not in compliance with the financial covenants, or if such transactions would cause the Company to not be in compliance with the financial covenants.

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

We will use the borrowings under the revolving portions, if drawn, of the senior bank facility for general corporate purposes, including potential acquisitions and other business initiatives.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities was $394.0 million in fiscal 2007 as compared to $259.4 million in 2006. Operating cash flows in fiscal 2007 increased by $134.6 million due primarily to: higher earnings, lower tax payments, lower payments to Wendy’s; and, the 2006 cash settlement of outstanding hedges that did not recur in 2007. Tax payments in connection with the resolution of Canadian tax audits and interest payments, excluding amounts paid to or received from Wendy’s, were lower by $13.0 million in 2007. In addition, in fiscal 2006, we paid $31.9 million to settle certain hedging arrangements. Other factors contributing to higher cash generated from operations included an increase in depreciation and amortization and differences in working capital relating to timing and growth in accounts payables, commensurate with the growth in the business. The higher 2007 depreciation expense primarily reflects depreciation expense from new restaurant development in late 2006, and 2007, accelerated depreciation related to planned restaurant closures and to research and development of new restaurant design, and, depreciation related to new information technology systems.

Net cash provided from operating activities was $259.4 million in fiscal 2006 as compared to $378.0 million in 2005. Operating cash flows in fiscal 2006 declined by $118.6 million due primarily to timing differences in working capital driven by tax payments, interest payments, payments to Wendy’s and the cash settlement of outstanding hedges. Tax payments in connection with the resolution of Canadian tax audits and interest payments were higher by $45.1 million and $8.3 million, respectively. In addition, in fiscal 2006, we paid $31.9 million to settle certain hedging arrangements. Other factors contributing to lower cash generated from operations was lower net receipts from Wendy’s of $58.9 million, as well as differences in working capital relating to growth in accounts receivable, commensurate with the growth in the business, payments of accrued taxes, discussed above, and inventory. Inventory has increased, in part, as a result of the addition of frozen distribution from our Guelph facility. Partially offsetting these operating cash flow declines was net income, net of amortization and depreciation expense and goodwill and asset impairment, which was higher in fiscal 2006 compared to 2005.

Investing Activities. Net cash used in investing activities in fiscal 2007 was $179.9 million as compared to $180.4 million in fiscal 2006, a decrease of $0.5 million. We spent $175.5 million on capital expenditures in fiscal 2007 and had other net investing activities of approximately $4.4 million, primarily comprised of the issuance of new notes receivables, offset by the principal repayments of notes receivable.

Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. In 2007, we began to contribute up to 50% of the funding required for certain renovation costs on property that we own or lease, not including equipment replacements, upgrades, and certain other improvements and fixtures, with the franchisee paying the remaining portion of the renovation costs. This is an increase from approximately one-third of the percentage of total costs which we contributed in the past several years. A summary of capital expenditures for fiscal 2007, 2006, and 2005 is as follows:

	Fiscal Years
	2007	2006	2005
	(in millions)
Capital expenditures
New restaurants	$119.6	$116.0	$128.8
Store replacements and renovations	29.7	35.2	27.4
Guelph Distribution Centre	0.8	15.3	46.6
Other capital needs	25.4	13.5	15.8

Total capital expenditures	$175.5	$180.0	$218.6

Capital expenditures were $175.5 million, $180.0 million, and $218.6 million in fiscal 2007, 2006, and 2005, respectively. Capital expenditures were primarily for new restaurant development, remodelling, technology initiatives and other capital needs. In addition, capital expenditures in fiscal 2006 and 2005 included expenditures related to the completion of our Guelph distribution facility. The Guelph facility was fully completed in 2006; hence, our capital spending in fiscal 2007 was lower than the last several years. The total investment in this facility was $78.1 million. Expenditures for other capital needs in 2007 included amounts for software implementations, the conversion of our Oakville warehouse to office space, and other equipment purchases required for ongoing business needs. Capital expenditures for new restaurants by operating segment were as follows:

	Fiscal Years
	2007	2006	2005
	(in millions)
Canada	$65.9	$58.6	$79.1
U.S.	53.7	57.4	49.7

Total	$119.6	$116.0	$128.8

We expect fiscal 2008 capital expenditures to be between $200.0 million and $250.0 million for new restaurant development, remodelling, technology initiatives and other capital needs. We anticipate future capital needs related to our normal business activities will be funded through ongoing operations.

Net cash used in investing activities in fiscal 2006 was $180.4 million as compared to $244.7 million in fiscal 2005, a decrease of $64.3 million, of which $31.2 million relates to lower capital expenditures in 2006 relating to our Guelph distribution facilities and $21.9 million related to loan repayments to Wendy’s in 2005.

Financing Activities. Financing activities used cash of $223.1 million in fiscal 2007. We repurchased $170.6 million of treasury shares and paid dividends of $52.9 million in fiscal 2007. We also purchased $7.2 million of shares of our common stock that are held in trust for the purpose of settling the majority of our current restricted stock unit obligations to certain Canadian employees. In addition, we received $9.1 million from Wendy’s in fiscal 2007, in accordance with the tax sharing agreement, as amended (see “Income Taxes”).

Financing activities used cash of $58.2 million in fiscal 2006. Our IPO generated cash of $903.8 million and share issuance costs used cash of $61.9 million. Our credit facilities and other debt provided cash of $501.3 million in fiscal 2006. Repayments to Wendy’s of the US$960.0 million note payable, and the repayment of our bridge loan facility and other debt, used cash of $1.1 billion and $206.8 million, respectively, in fiscal 2006. We repurchased $65.0 million of shares of our common stock in 2006 and purchased $9.2 million of shares of our common stock that are held in trust for the purpose of settling the majority of our current restricted stock unit obligations to certain Canadian employees. We paid $27.0 million in dividends to our stockholders in 2006.

Contractual Obligations

Our significant contractual obligations and commitments as of December 30, 2007 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 - 5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities(1)	$16,503	$33,145	$301,972	$29,063	$380,683
Advertising fund restricted debt, including interest and current maturities	10,385	15,020	64	—	25,469
Capital leases	10,998	19,180	15,604	52,190	97,972
Operating leases	65,718	123,802	94,655	422,686	706,861
Purchase obligations	240,086	39,062	1,557	—	280,705

Total contractual obligations	$343,690	$230,209	$413,852	$503,939	$1,491,690

As of December 30, 2007
(in thousands)
Other Commercial Commitments
Franchisee lease and loan guarantees	$685
Letters of credit	8,089

Total other commercial commitments	$8,774

(1)	Future interest payments on term debt have been calculated at the year-end quarterly interest rate plus spread set on December 3, 2007.

The above table does not reflect unrecognized tax benefits of $18 million (including related interest) as the Company is unable to make a reasonable reliable estimate when possible cash settlements with a taxing authority would occur. Refer to Note 6 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

We purchase certain products in the normal course of business, the prices of which are affected by commodity prices. Included in the purchase obligations outlined above are commitments relating to the following commodities: green coffee, sugar, palm/soybean oil and wheat. Some of these purchase commitments are made on behalf of third-party suppliers and one of our joint venture partners. We generally purchase six to twelve months forward in these commodities. We employ various purchasing and pricing contract techniques in an effort to minimize volatility, including setting fixed prices with suppliers, setting in advance the price for products to be delivered in the future and unit pricing based on an average of commodity prices over the corresponding period of time. In general, we do not have contracts with our suppliers of commodities that extend greater than twelve months. (See Item 7A—Quantitative and Qualitative Disclosures about Market Risk).

As of December 30, 2007, we have guaranteed certain leases and debt payments of franchisees amounting to $0.7 million. In the event of default by a franchisee, we generally retain the right to acquire possession of the related restaurants. We are also the guarantor on $8.1 million in letters of credit and surety bonds with various parties; however, we do not expect any significant loss to result from these instruments because we do not believe performance will be required. Effective January 1, 2003, we adopted FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

At December 30, 2007, our reserves for doubtful receivables and possible losses on notes receivable totalled $2.5 million. These reserves are included in accounts receivable.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of December 30, 2007 and December 31, 2006 as that term is described by the SEC.

Financial Definitions

Sales

Primarily includes sales of products, supplies and restaurant equipment (except for initial equipment packages sold to franchisees as part of the establishment of their restaurant’s business—see “Franchise Fees”) that are shipped directly from our warehouses or by third party distributors to the restaurants, which we include in warehouse or distribution sales. Sales include canned coffee sales through the grocery channel. Sales also include sales from Company-operated restaurants and sales from approximately 80 to 110 restaurants on average, that are consolidated in accordance with FIN 46R.

Rents and Royalties

Includes franchisee royalties and rental revenues.

Franchise Fees

Includes the sales revenue from initial equipment packages, as well as fees for various costs and expenses related to establishing a franchisee’s business.

Cost of Sales

Includes costs associated with our distribution business, including cost of goods, direct labour, and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper, and labour costs for Company-operated restaurants and approximately 80 to 110 restaurants on average that are consolidated in accordance with FIN 46R.

Operating Expenses

Includes rent expense related to properties leased to franchisees and other property-related costs (including depreciation).

Franchise Fee Costs

Includes costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

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

Other Income and Expense

Includes expenses (income) that are not directly derived from our primary businesses. Expenses include restaurant closure costs, currency adjustments, real estate sales, minority interest related to the consolidation of restaurants pursuant to FIN 46R, and other asset write-offs.

Comprehensive Income

Represents the change in our net assets during the reporting period from transactions and other events and circumstances from non-owner sources. It includes net income and other comprehensive income such as foreign currency translation adjustments and the impact of cash flow hedges.

The Application of Critical Accounting Policies

We describe our significant accounting policies, including our critical accounting policies, in Note 1 of our audited historical Consolidated Financial Statements. Critical accounting policies are those that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: the estimation of the collectibility of royalty and other franchise related revenue; legal obligations; income taxes; insurance liabilities; various other commitments and contingencies; valuations used when assessing potential impairment of goodwill and other intangibles; inventory valuation; gift certificate and cash card breakage; and, property and equipment including the estimation of the useful lives of property and equipment and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

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

Basis of Presentation

In fiscal 2006 and 2007, we received charges from Wendy’s based on the terms of the shared services agreement. These charges were consistent with the basis of charges received in fiscal 2005, but under the shared services agreement, they declined over 2007 and 2006, reflective of our increasing independence from Wendy’s over this period. In fiscal 2007, the services we received from Wendy’s were limited to information technology services only. We terminated these services from Wendy’s in December, 2007 after we transitioned to our own general ledger and U.S. fixed asset repository system.

Our 2005 Consolidated Financial Statements were derived from the Consolidated Financial Statements and accounting records of Wendy’s, principally from statements and records representing the Tim Hortons business segment. Our Consolidated Statements of Operations also include expense allocations for certain corporate functions historically provided to us by Wendy’s, including general corporate expenses related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives, including stock option compensation arrangements. The allocations were primarily based on specific identification and the relative percentage of our revenues and headcount to the respective total Wendy’s costs. These allocations were reflected in general and administrative expenses in our Consolidated Statements of Operations. We and Wendy’s considered these allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expenses we would have incurred as a standalone company. Actual costs that may have been incurred if we had been a standalone public company in fiscal 2005 would depend on a number of factors, including our chosen organizational structure, what functions were outsourced or performed by our employees and strategic decisions made in areas such as information technology systems and infrastructure.

Affiliated interest expense, net, in the Consolidated Statements of Operations reflected interest costs related to specific net borrowings by us, in the form of promissory notes, from Wendy’s. No amount is included in affiliated interest expense, net for other amounts owed to Wendy’s by us which were not in the form of a promissory note and for which no interest rate was specified. Also, Wendy’s did not allocate a portion of its external debt interest cost to us. As a result, interest expense recorded by us in fiscal 2005 did not reflect the expense we would have incurred as a standalone company. We entered into new credit facilities which are guaranteed by us and certain of our other subsidiaries (see “Liquidity and Capital Resources—Credit Facilities” above).

The functional currency of Tim Hortons Inc. has historically been the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s is the U.S. dollar. The completion of the IPO and the repayment of the note payable to Wendy’s in 2006 resulted in a change in the functional currency of Tim Hortons Inc. from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows were, and continue to be in Canadian dollars, in accordance with Statement of Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or Euros. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the reporting currency is the Canadian dollar.

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

Royalties revenues are generally based upon a percentage of monthly sales and recognized in the month earned on a straight-line basis. We generally control, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located, and we lease the real estate to our franchisees. Rental income is recorded on the straight-line basis. Most leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent rental revenue is recognized when sales exceed certain levels.

Franchise operations

Our restaurants are predominantly franchised. We grant franchise licenses or operator agreements to independent operators who in turn pay franchise fees and other payments, which may include payments for equipment, royalties and, in most cases, rents for each restaurant opened. Franchise fees are collected at the time of sale or resale of the franchise. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and payment is received from the franchisee, unless the franchisee is participating in our franchise incentive program (see below). Royalties, based on a percent of monthly sales, are recognized as income on the accrual basis.

We have developed a franchise incentive program for some of our U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 130 weeks from the date of opening, and the revenue is recognized after a sustained period of sales levels are achieved, or 130 weeks, whichever is earlier. The franchisee has the right to finance the initial franchise fee over a period of up to 104 weeks from the opening of the restaurant. The initial franchise fee revenues is recognized over a period of up to 104 weeks. During the initial 130 week period, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the initial 130 week period, the royalty rate and rental rate return to the standard rates of 4.5% and 8.5%, respectively.

Franchisees may receive other financial assistance such as lower rents and royalties and certain other operating costs for restaurants in new and developing markets, and the amount of this assistance is an offset from rents and royalties revenues.

The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees) does not involve significant estimates and assumptions.

We provide for estimated losses for revenues that are not likely to be collected. Although we generally enjoy a positive relationship with our franchisees, and collection rates are currently high, if average sales or the financial health of our franchisees were to deteriorate, we might have to increase reserves against collection of franchise revenues.

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109 – Accounting for Income Taxes. We record both Canadian and U.S. income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred income tax asset or liability is determined for each temporary difference based on the tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year end. As a subsidiary of Wendy’s, we were not a separate taxable entity for U.S. federal and certain state income tax purposes prior to September 29, 2006. Consequently, Wendy’s included our results of operations in its combined U.S. federal and state income tax returns for the period until our separation from Wendy’s on September 29, 2006. For periods prior to September 29, 2006, our U.S. tax provision was computed on a separate return basis.

Effective January 1, 2007, we adopted FIN 48, which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $6.7 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 6 of the Condensed Consolidated Financial Statements for more information on income taxes.

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

Impairment of Long-lived Assets

Long-lived assets are grouped into operating markets and tested for impairment whenever an event or circumstance occurs that indicates an impairment may exist. We test for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. If impairment is indicated, the fair value of the property and equipment is estimated using the discounted cash flows of the market or third party appraisals. The interest rate used in preparing discounted cash flows is management’s estimate of the weighted average cost of capital. Long-lived assets were reviewed and tested for impairment, where applicable, as of year end 2007 and 2006 and it was concluded that there was no impairment. In fiscal 2005, the Company concluded that the property and equipment related to two New England markets related to the 2004 New England acquisition, were impaired and recorded a $22.3 million impairment charge.

Goodwill

Goodwill resulted primarily from our acquisition of 42 restaurants in New England in 2004. Goodwill is not subject to amortization. We test goodwill for impairment annually in the fourth quarter (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting segment, as measured by discounted cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. We have determined our reporting segments to be Canada and U.S., of which each reporting segment constitutes a business and has discrete financial information available that is regularly reviewed by management. One of the most significant assumptions is the projection of future sales. We review our assumptions each time goodwill is tested for impairment and make appropriate adjustments, if any, based on facts and circumstances available at that time. We tested for goodwill impairment as of year end 2005, and concluded that goodwill related to the U.S. reporting segment was impaired. In 2005, we recorded an impairment charge of $30.8 million for the full value of the goodwill. As at December 30, 2007 and December 31, 2006, the Company had no goodwill.

Gift Certificates and Cash Cards

In 2007, we introduced a quick pay cash card program (TimCard). Customers can prepay for future purchases at participating Tim Hortons restaurants or over the internet by loading funds onto the TimCard by cash or credit card when and as needed. The TimCards entitle the holder to use the value for purchasing product only and the amounts generally are nonrefundable and not redeemable for cash. Holders of the TimCards are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the cash cards, and we do not charge any service fees that cause a decrease to customer balances.

Cash collected from the loading of the TimCard and interest earned thereon is recorded as restricted cash on the Consolidated Balance Sheet since these funds have been designated for use only by the cash card program to honour outstanding obligations, and changes in the restricted cash balances have been classified as an operating activity on the Consolidated Statement of Cash Flows. The restricted cash balance at December 30, 2007, represents the prepaid amounts not yet redeemed by customers. It is our current intention that all interest on the restricted cash will be contributed to our Advertising and Promotion Funds to help offset costs associated with this program.

While we will honour all cash cards presented for payment, we may, based on historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the obligation for any such card balances may be transferred to our Advertising and Promotion Funds. No amounts were recognized in 2007.

In addition to the TimCard program, we continue to have gift certificates available in certain locations for a limited time. The Company will honour outstanding gift certificates. When a customer uses a gift certificate or a TimCard to purchase product at a Company-operated restaurant, we recognize the revenue from the sale of the product. When a customer uses a gift certificate or TimCard at a franchised restaurant, we recognize revenues, in the form of rents and royalties, arising from the sale of the goods and services. We recognize income on unredeemed gift certificates (“gift certificate breakage”) when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions. We determine gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2007 and 2006. No amounts were recognized in 2005.

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

Variable Interest Entities

We adopted FIN 46R in 2004. We enter into flexible lease arrangements with certain operators that are not required to invest a significant amount of equity. Because the legal entity within which such an operator operates is considered to not be adequately capitalized, that entity is considered a variable interest entity (“VIE”). Based on our review of the financial statements received from these operators, our mathematical projections indicate we are the primary beneficiary of these VIEs and, accordingly, we have consolidated 111, 100 and 94 restaurants, or approximately 3.4%, 3.3% and 3.3% of our total franchise restaurants, at year end 2007, 2006, and 2005, respectively. The related minority interest is not considered material and is classified in other (income) expense, net on the Consolidated Statement of Operations and other long-term liabilities on the Consolidated Balance Sheets.

We have no equity interest in any of our franchisees and have no “off-balance sheet” exposures relative to any of our franchisees. None of our assets serves as collateral for the consolidated restaurants, and creditors of these operators have no recourse to us. The only exposure to us related to these VIEs relates to the collection of amounts due to us, which are collected weekly and which were recorded net of uncollectible amounts in our Consolidated Financial Statements prior to the adoption of FIN 46R.

VIEs for which we are determined to be the primary beneficiary have an inconsequential impact on our reported consolidated net income. The impact of consolidating these VIEs to our Consolidated Balance Sheets is also not significant. There is a small percentage of restaurants considered to be VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with this small percentage of franchise restaurants is also not material.

In connection with RSU awards to employees, the Company established a trust that purchased and will retain shares to satisfy our contractual obligation to deliver stock to settle the awards for most Canadian employees. For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock and the trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

Stock-based compensation

We currently provide compensation to certain employees and directors in the form of restricted stock units and deferred stock units. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R – Share-based Payment. Our 2006 Stock Incentive Plan is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of restricted stock units, stock options, stock appreciation rights, dividend equivalent rights, performance awards and share awards. In addition, we may issue deferred stock units to our Directors.

Restricted stock units – Restricted stock units granted are measured at the fair value on grant day. Restricted stock units are generally expensed on a straight-line basis over the vesting period. The expense is recorded in general and administrative expenses, consistent with the classification of the related employees compensation expense. Grants related to retirement-eligible employees are expensed immediately. Restricted stock units have dividend equivalent rights.

Deferred stock units – Deferred stock units are granted to non-employee members of the our Board of Directors and are expensed on the date of grant since they vest immediately. Deferred stock units are notional units which track the value of our common stock. These units are settled in cash based on the value of our common stock on the Toronto Stock Exchange (“TSX”) on the date of the director’s separation of service from the Company. Since the award is settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed. Deferred stock units have dividend equivalent rights, which are expensed as earned.

Stock options – The Company uses the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions, including estimating the length of time employees will retain their stock options before exercising them (“the expected term”), the expected volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Operations. We have not issued any stock option awards in fiscal 2005, 2006 and 2007.

Stock appreciation rights – Stock appreciation rights (“SARs”) may be granted alone or in conjunction with a stock option. A SAR related to an option generally terminates upon the expiration, forfeiture or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option or receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. Since the employee can request settlement in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed over the vesting period. We have not issued any SARs in fiscal 2005, 2006 and 2007.

Segmented Reporting

We operate exclusively in the food-service industry and have determined that our reportable segments are those that are based on methods of internal reporting and management structure and represent the manner in which our chief decision maker views and evaluates the various aspects of our business. Our reportable segments are the geographic locations of Canada and the U.S.

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

In December 2007, the FASB issued SFAS No. 141R—Business Combinations (“SFAS 141R”). This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of adoption of this pronouncement on the Company’s Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks associated with foreign exchange rates, commodity prices, interest rates and inflation. In accordance with our policies, we manage our exposure to various market-based risks.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. Our primary foreign exchange exposure to our cash flows results from purchases by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $140 million for fiscal 2007. In addition, we are exposed to foreign exchange fluctuations when we translate our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the fluctuations in exchange rates do impact our U.S. segment operating results, and can affect the comparability between quarters and year-to-year. Also, from time to time, we hold U.S. dollars and other U.S. dollar net positions in Canadian dollar functional currency entities, to support our business needs and as a result of our cross-border structure. The holding of U.S. dollar net positions in these entities can cause foreign exchange gains and losses which are included in Other (income) expense, net, and can, therefore, affect our earnings.

We seek to manage significant cash flows and net income exposures related to exchange rate changes between these two currencies. We may use derivative products to reduce the risk of a significant impact on our cash flows or net income. Forward currency contracts are entered into to reduce some of the risk related to purchases paid for by the Canadian operations in U.S. dollars, such as coffee, including certain intercompany purchases. In addition, historically, we hedged Wendy’s investment in its Canadian subsidiaries. We do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. We have a policy forbidding speculating in foreign currency. By their nature, derivative financial instruments involve risk including the credit risk of non-performance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. To minimize this risk, except in certain circumstances, we limit the notional amount per counterparty to a maximum of $100.0 million.

Forward currency contracts to sell Canadian dollars and buy US$35.6 million and US$28.1 million were outstanding as of December 30, 2007 and December 31, 2006, respectively, primarily to hedge coffee purchases from third parties, including intercompany purchases. The fair value unrealized loss on these forward contracts was $1.2 million as of December 30, 2007 and as of December 31, 2006, there was an unrealized gain of $1.6 million.

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

In 2005, we entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million as of January 1, 2006. On the maturity dates in April, 2006, we received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The cumulative fair value realized loss on these contracts was $13.3 million, net of taxes of $3.7 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss). No amounts related to these net investment hedges impacted earnings.

At the current level of annual operating income generated from our U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by 10% the entire year, the annual impact on our net income and annual cash flows would not be material.

Commodity Risk

We purchase certain products such as coffee, wheat, oil and sugar in the normal course of business, the prices of which are affected by commodity prices. Therefore, we are exposed to some price volatility related to weather and more importantly, various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques include setting fixed prices for periods of up to one year with suppliers, setting in advance the price for products to be delivered in the future and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a minimum of six months, and typically hedge against the risk of foreign exchange at the same time. We do not generally make use of financial instruments to hedge commodity prices, partly because of these contract pricing techniques. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions. While price volatility can occur, which would impact profit margins, we have some ability to increase selling prices to offset a rise in commodity prices, subject to consumer acceptance.

Interest Rate Risk

Prior to February 2006, we had insignificant external borrowings. We are exposed to interest rate risk because our term debt of $300.0 million bears a floating rate of interest, which is partially offset by cash that is primarily invested in floating rate instruments. We seek to manage our net exposure to interest rate risk and our net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions. We will not enter into speculative swaps or other speculative financial contracts.

In February 2006, we entered into an interest rate swap for $100.0 million of our $300.0 million term loan facility to convert a portion of the variable rate debt from floating rate to fixed rate. In the second quarter of 2007, we entered into an additional $30.0 million interest rate swap, resulting in a total of $130.0 million in interest rate swaps outstanding in connection with our term loan. The swaps convert a portion of the variable rate debt from floating rate to fixed rate. The interest rate swaps essentially fix the interest rate on $130.0 million of the $300.0 million term loan at 5.16% and mature on February 28, 2011. The weighted average interest rate on the term debt, including the swapped portion, was 5.17% for fiscal 2007 (2006: 5.01%). The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. The fair value unrealized loss on these contracts as of December 30, 2007 was $0.5 million, net of taxes of $0.3 million. If interest rates change by 100 basis points, the impact on our annual net income which would be reduced due to our variable rate investments, would not be material.

Inflation

Consolidated Financial Statements determined on an historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for our business: inventories approximate current market prices, property holdings at fixed costs are substantial, there is some ability to adjust prices, and liabilities are repaid with dollars of reduced purchasing power. However, if several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control, and labour costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands of Canadian dollars, except per share data)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Revenues
Sales	$1,248,574	$1,072,405	$960,250
Franchise revenues
Rents and royalties	553,441	503,375	449,791
Franchise fees	93,835	83,769	71,986

	647,276	587,144	521,777

Total revenues	1,895,850	1,659,549	1,482,027

Costs and expenses
Cost of sales	1,099,248	941,947	834,165
Operating expenses	201,153	182,332	165,257
Franchise fee costs	87,077	76,658	69,212
General and administrative expenses (note 3 and note 18)	119,416	113,530	108,962
Equity (income) (note 11)	(38,460)	(35,236)	(31,758)
Goodwill and asset impairment (note 9 and note 10)	—	—	53,101
Other expense (income), net	2,307	1,102	(6,959)

Total costs and expenses, net	1,470,741	1,280,333	1,191,980

Operating income	425,109	379,216	290,047
Interest (expense)	(24,118)	(22,253)	(4,046)
Interest income	7,411	11,671	3,985
Affiliated interest (expense), net	—	(7,876)	(14,456)

Income before income taxes	408,402	360,758	275,530
Income taxes (note 6)	138,851	101,162	84,439

Net income	$269,551	$259,596	$191,091

Basic and diluted earnings per share of common stock (note 2)	$1.43	$1.40	$1.19

Weighted average number of shares of common stock outstanding – Basic (in thousands) (note 2)	188,465	185,153	159,953

Weighted average number of shares of common stock outstanding – Diluted (in thousands) (note 2)	188,759	185,401	159,953

Dividends per share of common stock (post initial public offering)	$0.28	$0.14	$—

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of Canadian dollars)

	As at
	December 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$157,602	$176,083
Restricted cash	37,790	—
Accounts receivable, net (note 4)	104,889	110,403
Notes receivable, net (note 5)	10,824	14,248
Deferred income taxes (note 6)	11,176	6,759
Inventories and other, net (note 7)	60,281	53,888
Advertising fund restricted assets (note 8)	20,256	25,513

Total current assets	402,818	386,894
Property and equipment, net (note 9)	1,203,259	1,164,536
Notes receivable, net (note 5)	17,415	16,504
Deferred income taxes (note 6)	23,501	23,579
Intangible assets, net (note 10)	3,145	3,683
Equity investments (note 11)	137,177	139,671
Other assets	9,816	10,120

Total assets	$1,797,131	$1,744,987

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (note 12)	$133,412	$115,570
Accrued liabilities
Salaries and wages	17,975	18,927
Taxes	34,522	27,103
Other (note 12)	95,777	66,262
Advertising fund restricted liabilities (note 8 and note 13)	39,475	41,809
Current portion of long-term obligations	6,137	5,518

Total current liabilities	327,298	275,189

Long-term obligations
Term debt (note 13)	327,956	325,590
Advertising fund restricted debt (note 8 and note 13)	14,351	23,337
Capital leases (note 15)	52,524	44,774

Total long-term obligations	394,831	393,701

Deferred income taxes (note 6)	16,295	17,879
Other long-term liabilities	56,624	39,814
Commitments and contingencies (note 16)
Stockholders’ equity
Common stock, (US$0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 (note 17)	289	289
Capital in excess of par value	931,084	918,043
Treasury stock, at cost: 6,750,052 and 1,930,244 shares, respectively (note 17)	(235,155)	(64,971)
Common stock held in trust, at cost: 421,344 and 266,295 shares, respectively, (note 17)	(14,628)	(9,171)
Retained earnings	458,958	248,980
Accumulated other comprehensive loss:
Cumulative translation adjustments and other	(138,465)	(74,766)

Total stockholders’ equity	1,002,083	1,018,404

Total liabilities and stockholders’ equity	$1,797,131	$1,744,987

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of Canadian dollars)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Cash flows from (used in) operating activities
Net income	$269,551	$259,596	$191,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	83,595	72,695	71,999
Goodwill and asset impairment (note 9 and note 10)	—	—	53,101
Stock-based compensation expense	8,560	10,068	4,031
Equity income, net of cash dividends	1,448	3,330	6,115
Deferred income taxes	(7,097)	(6,365)	(18,391)
Changes in operating assets and liabilities
Restricted cash	(37,790)	—	—
Accounts and notes receivable	3,171	(24,212)	(4,806)
Inventories and other	(8,323)	(10,905)	(4,172)
Accounts payable and accrued liabilities	58,461	(24,271)	23,373
Amounts receivable from (payable to) Wendy’s	406	(10,650)	48,228
Settlement of hedges	—	(31,919)	—
Other, net	21,994	22,062	7,469

Net cash provided from operating activities	393,976	259,429	378,038

Cash flows (used in) from investing activities
Capital expenditures	(175,541)	(180,049)	(218,607)
Principal payments on notes receivable	6,791	5,770	4,432
Investments in joint ventures and other investments	596	1,049	(957)
Loans to Wendy’s, net	—	—	(21,910)
Issuance of notes receivable and other investing activities	(11,697)	(7,219)	(7,699)

Net cash used in investing activities	(179,851)	(180,449)	(244,741)

Cash flows (used in) from financing activities
Proceeds from issuance of debt, net of issuance costs	2,588	501,263	3,192
Proceeds from share issuance	—	903,825	—
Share issuance costs	—	(61,918)	—
Purchase of common stock for settlement of stock-based compensation (note 18)	(110)	(5,489)	—
Purchase of treasury stock (note 17)	(170,604)	(64,971)	—
Purchase of common stock held in trust (note 17)	(7,202)	(9,171)	—
Dividend payments (post initial public offering)	(52,865)	(27,046)	—
Tax sharing payment from Wendy’s (note 6)	9,116	—	—
Repayment of borrowings from Wendy’s	—	(1,087,968)	(77,448)
Principal payments on other long-term debt obligations	(4,060)	(206,750)	(4,148)

Net cash used in financing activities	(223,137)	(58,225)	(78,404)

Effect of exchange rate changes on cash	(9,469)	(30,854)	1,988

Increase (decrease) in cash and cash equivalents	(18,481)	(10,099)	56,881
Cash and cash equivalents at beginning of year	176,083	186,182	129,301

Cash and cash equivalents at end of year	$157,602	$176,083	$186,182

See supplemental cash flow information (Note 21)

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands of Canadian dollars)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Common stock
Balance at beginning of year	$289	$239	$239
Issuance of common stock	—	50	—

Balance at end of year	$289	$289	$239

Common stock in excess of par value
Balance at beginning of year	$918,043	$81,249	$233,468
Issuance of common stock	—	903,775	—
Share issuance costs	—	(61,918)	—
Stock-based compensation (note 18)	3,925	(5,063)	8,273
Tax sharing payment from Wendy’s (note 6)	9,116	—	—
Distribution in kind to Wendy’s (note 17)	—	—	(160,492)

Balance at end of year	$931,084	$918,043	$81,249

Treasury stock (note 17)
Balance at beginning of year	$(64,971)	$—	$—
Purchased during the year	(170,604)	(64,971)	—
Reissued during the year (note 18)	420	—	—

Balance at end of year	$(235,155)	$(64,971)	$—

Common stock held in trust (note 17)
Balance at beginning of year	$(9,171)	$—	$—
Purchased during the year	(7,202)	(9,171)	—
Disbursed from Trust during the year (note 18)	1,745	—	—

Balance at end of year	$(14,628)	$(9,171)	$—

Retained earnings
Balance at beginning of year	$248,980	$16,430	$833,626
Opening adjustment – adoption of FIN 48 (note 6)	(6,708)	—	—

Adjusted opening retained earnings	242,272	16,430	833,626
Net income	269,551	259,596	191,091
Dividends (post initial public offering)	(52,865)	(27,046)	—
Dividend-in-kind to Wendy’s	—	—	(1,008,287)

Balance at end of year	$458,958	$248,980	$16,430

Accumulated other comprehensive loss
Balance at beginning of year	$(74,766)	$(52,911)	$(45,644)
Other comprehensive loss	(63,699)	(21,855)	(7,267)

Balance at end of year	$(138,465)	$(74,766)	$(52,911)

Unearned compensation—restricted stock (note 17)	$—	$—	$(5,629)

	$1,002,083	$1,018,404	$39,378

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity – Number of Shares of Common Stock

(in thousands of shares of common stock)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Common stock
Balance at beginning of year	193,303	159,953	159,953
Issued during the year	—	33,350	—

Balance at end of year	193,303	193,303	159,953

Treasury stock (note 17)
Balance at beginning of year	(1,930)	—	—
Purchased during the year	(4,832)	(1,930)	—
Reissued during the year (note 18)	12	—	—

Balance at end of year	(6,750)	(1,930)	—

Common stock held in trust (note 17)
Balance at beginning of year	(266)	—	—
Purchased during the year	(207)	(266)	—
Disbursed from Trust during year (note 18)	52	—	—

Balance at end of year	(421)	(266)	—

Common stock issued and outstanding	186,132	191,107	159,953

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands of Canadian dollars)

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net income	$269,551	$259,596	$191,091

Other comprehensive income (loss)
Translation adjustments	(60,922)	(23,619)	(9,067)
Cash flow hedges:
Net change in fair value of derivatives	(7,303)	(7,266)	(3,770)
Amounts realized in earnings during the year	4,526	9,030	5,570

Total cash flow hedges	(2,777)	1,764	1,800

Total other comprehensive loss	(63,699)	(21,855)	(7,267)

Total comprehensive income	$205,852	$237,741	$183,824

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
Translation adjustments	$—	$3,738	$3,715
Cash flow hedges:
Net change in fair value of derivates	$23	$88	$—
Amounts realized in earnings	$(21)	$8	$—

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

The Company’s principal business is the development and franchising of quick-service restaurants that serve high-quality food, including coffee and other hot and cold beverages, baked goods, sandwiches and soups. In addition, the Company has vertically-integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper, and equipment, as well as food products, including shelf-stable, and in some locations, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of December 30, 2007, the Company and its franchisees operated 2,823 restaurants in Canada (98.9% franchised) and 398 restaurants in the United States (“U.S.”) (89.4% franchised) under the name “Tim Hortons®.”

On March 29, 2006, the Company completed its initial public offering (“IPO”) of 33.35 million shares of common stock, representing 17.25% of the common stock outstanding. The remaining 82.75% continued to be held by Wendy’s. On September 29, 2006, Wendy’s disposed of its remaining 82.75% interest in the Company, by a special pro-rated dividend distribution of the Company’s stock to Wendy’s shareholders of record on September 15, 2006, and, as a result, since September 30, 2006, the Company’s shares have been widely held.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The 2007, 2006, and 2005 fiscal years consisted of 52 weeks, respectively.

Basis of presentation and principles of consolidation

Prior to the Company’s spin-off from Wendy’s, the functional currency of Tim Hortons Inc. was historically the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s was the U.S. dollar. The completion of the IPO and the repayment of the US$960.0 million note payable to Wendy’s in 2006 resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows were, and continue to be, in Canadian dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 – Foreign Currency Translation (“SFAS No. 52”). The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company’s operations are primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of

TIM HORTONS INC. AND SUBSIDIARIES

Notes o the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

December 30, 2007, December 31, 2006 and January 1, 2006, and the results of operations, comprehensive income and cash flows for the years ended December 30, 2007, December 31, 2006 and January 1, 2006.

The Consolidated Financial Statements include the results and balances of the Company, its wholly owned subsidiaries and certain independent operators consolidated according to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”). Investments in unconsolidated affiliates over which the Company exercises significant influence but for which the Company is not the primary beneficiary and does not have control are accounted for using the equity method. The Company’s share of the net income or loss of these unconsolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations (see Note 11). Intercompany accounts and transactions have been eliminated upon consolidation.

Since the Company operated as a segment of Wendy’s and was not a standalone company prior to 2006, the historical Consolidated Financial Statements prior to 2006 have been derived from the Consolidated Financial Statements and accounting records of Wendy’s, principally representing the “Hortons Segment” in the Wendy’s financial statements, using the historical results of operations, and historical basis of assets and liabilities of the business. Management believes the assumptions underlying the Consolidated Financial Statements are reasonable; however, the historical Consolidated Financial Statements included herein may not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company been a standalone company during the periods presented. Prior to September 29, 2006, Wendy’s was considered to be a related party to the Company. However, on September 29, 2006, Wendy’s completed its spin-off of Tim Hortons Inc., and as a result, Wendy’s is no longer a related party as defined in FASB Statement No. 57 – Related Party Disclosures.

Use of estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: the estimation of the collectibility of royalty and other franchise related revenue; legal obligations; income taxes; insurance liabilities; various other commitments and contingencies; valuations used when assessing potential impairment of goodwill and other intangibles; gift certificate and cash card breakage; and property and equipment, including the estimation of the useful lives of property and equipment and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which also requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required (see Note 16).

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Cash and cash equivalents

The Company considers short-term investments which are highly liquid and original maturities of three months or less as cash equivalents. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these investments. The Company has approximately $3.8 million in cash and $153.8 million in cash equivalents at December 30, 2007.

Restricted cash

Amounts disclosed as restricted cash on the Company’s Consolidated Balance Sheets relates to the Company’s cash card program. The cash card program was established in late 2007. The balance as of December 30, 2007 represents the net amount of cash loaded on the cards by customers, less redemptions. The balance is restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. It is the current intention of the Company that interest on the restricted cash will be contributed to the Company’s Advertising and Promotion Funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued Liabilities, Other and are disclosed in Note 12.

Restricted cash increases or decreases are reflected in cash from operations on the Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued Liabilities, Other on the Consolidated Balance Sheet. Changes in the customer obligations are included in cash from operations as the offset to changes in restricted cash.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. Gains and losses on the disposition of property and equipment are classified in other (income) expense, net.

Advertising fund property and equipment includes certain assets purchased or leased by the advertising fund. Due to their long-term nature, these assets have been included in property and equipment on the Consolidated Balance Sheets rather than advertising fund restricted assets, which are classified as current assets. See Note 13 for a description of secured debt amounts associated with the purchase of certain of these assets and Note 8 for a general description of the Company’s advertising funds.

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

In the case of property that is leased or subleased by the Company to franchisees, minimum lease receipts are recorded as rent revenue on a straight-line basis. Contingent rent revenue is generally based on a percentage of franchisee restaurant sales and is recorded when these sales levels are met or exceeded.

Goodwill and other intangibles

Goodwill is the excess of the cost of an acquired entity over the fair value of acquired identifiable net assets. The Company tests goodwill for impairment using a fair value approach at the reporting unit level which the Company has determined to be Canada and the U.S. Each reporting unit constitutes a business and has discrete financial information available which is regularly reviewed by management. The Company tests goodwill for impairment at least annually by comparing the reporting unit fair value, using discounted cash flows, to the carrying value to determine if there is an indication that a potential impairment may exist. As at December 30, 2007 and December 31, 2006, the Company had no goodwill.

Intangibles, separate from goodwill, are recorded at fair value at the time they are acquired. Intangibles are amortized on a straight-line basis over periods of up to 12 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances. The Company tests intangible assets for impairment whenever events or circumstances indicate that an impairment may exist.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Gift certificates and cash cards

In 2007, the Company introduced a quick pay cash card program (TimCard™). Customers can prepay for future purchases at participating Tim Hortons restaurants or over the internet by loading a dollar value onto their TimCard through cash or credit card when and as needed. TimCards entitle the holder to use the value for purchasing product only and the amounts generally are nonrefundable and not redeemable for cash. Holders of TimCards are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the cash cards and the Company does not charge any service fees that cause a decrease to customer balances.

Cash collected from the loading of the TimCard and interest earned thereon is recorded as restricted cash on the Consolidated Balance Sheet since these funds have been designated for use only by the cash card program to honour outstanding obligations, and changes in the restricted cash balances have been classified as an operating activity on the Consolidated Statement of Cash Flows. The restricted cash balance at December 30, 2007, represents the prepaid amounts not yet redeemed by customers. The outstanding customer obligations for both TimCards and gift certificates (see below) are recorded in Accrued Liabilities, Other (see Note 12) on the Consolidated Balance Sheets. It is the current intention of the Company that all interest on the restricted cash will be contributed to the Company’s Advertising and Promotion Funds to help offset costs associated with this program.

While the Company will honour all cash cards presented for payment, the Company may, based on historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances due to, among other factors, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the obligation for any such card balances may be transferred to the Company’s Advertising and Promotion Funds. No such amounts were recognized in 2007.

In addition to the TimCard program, the Company has gift certificates available in certain locations for a limited time. The Company will continue to honour outstanding gift certificates. When a customer uses a gift certificate or a TimCard to purchase product at a Company-operated restaurant, the Company recognizes the revenue from the sale of the product. When a customer uses a gift certificate or TimCard at a franchised restaurant, the Company recognizes revenues, in the form of rents and royalties, arising from the sale of the product. The Company recognizes income on unredeemed gift certificates (“gift certificate breakage”) when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions. The Company determines gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined, it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2007 and 2006. No amounts were recognized in 2005.

Accounts payable and accrued liabilities

The carrying amount of accounts payable and accrued liabilities approximates fair value due to their short-term nature to maturity.

Included within other accrued liabilities are amounts relating to gift certificates and cash card obligations (see Note 12).

Revenue recognition

The Company operates warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to its extensive franchise system. Revenues from distribution sales are recorded when the product

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

is delivered to the franchisee or, in certain cases, when the product is delivered to a third party distributor. Revenues from Company-operated restaurants are recognized upon tender of payment at the time of sale. Royalty revenues are recognized in the month earned and are normally collected within the month or shortly thereafter. Rental revenue is recognized on a straight-line basis. Franchise fees are collected at the time of sale, resale, or renovation of the franchised restaurant. The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees) does not involve significant estimates and assumptions. See also discussion of “Franchise operations” below for further information regarding franchise revenues.

Franchise operations

The Company’s Tim Hortons restaurants are predominantly franchised. The Company grants franchise license or operator agreements to independent operators who in turn pay franchise fees and other payments, which may include payments for equipment, royalties and, in most cases, rents for each restaurant opened. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and payment is received from the franchisee unless the franchisee is participating in the Company’s franchise incentive program (see below). Royalties, based on a percentage of monthly sales, are recognized as income on the accrual basis.

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 130 weeks from the date of opening, and the revenue is recognized after a sustained period of sales levels are achieved, or at the end of the 130 week term, whichever is earlier. The franchisee has the right to finance the initial franchise fee over a period of up to 104 weeks from the opening of the restaurant. The initial franchise fee revenues are recognized over a period of up to 104 weeks. During the initial 130 week period, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the initial 130 week period, the royalty rate and rental rate return to the standard rates of 4.5% and 8.5%, respectively.

The Company has established reserves, based on net realizable value, related to the collection of franchise royalties and other franchise-related receivables and commitments (see Notes 4 and 5).

The Company generally controls, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located and leases the real estate to its franchisees. Rental income is recorded on the accrual basis. Most leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent rental revenue is recognized when sales exceed certain levels. Rental income included in rents and royalties from franchisees is presented in Note 15 below.

The Company generally controls the real estate site selection for restaurants. Franchise owners receive assistance in such areas as purchasing and marketing from Company personnel. These franchise expenses are included in franchise fee costs. Franchise fee revenues are comprised of revenues primarily from the sale of equipment related to establishing a franchisee’s business and the initial franchise fee. Franchisees may receive other financial assistance relating to lower rents and royalties and certain other operating costs for restaurants in new and developing markets, and the amount of this assistance is an offset from rents and royalties revenues.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following progression outlines the Company’s franchised locations and system activity for each of the years 2005 through 2007:

	2007	2006	2005
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of year	2,952	2,790	2,623
Franchises opened	192	184	184
Franchises closed	(17)	(30)	(22)
Net transfers within the franchised system (primarily resales)	22	8	5

Franchise restaurants in operation – end of year	3,149	2,952	2,790
Company-operated restaurants	72	95	95

Total systemwide restaurants	3,221	3,047	2,885

Excluded from the above franchise restaurant progression table are 143 licensed locations in the Republic of Ireland and the United Kingdom as at December 30, 2007 (2006 and 2005: nil).

Cost of sales related to Company-operated restaurant sales, excluding cost of sales from restaurants consolidated under FIN 46R were $64.5 million, $77.2 million, and $72.5 for the years ended 2007, 2006 and 2005, respectively.

Variable interest entities

The Company enters into flexible lease arrangements with certain operators that are not required to invest a significant amount of equity. Because the legal entity within which such an operator operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”). Based on management’s review of the financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by FIN 46R, of these VIEs. Accordingly, the Company has consolidated 111, 100 and 94 restaurants, or approximately 3.4%, 3.3% and 3.3%, of the Company’s total systemwide restaurants, at year end 2007, 2006 and 2005, respectively. The related minority interest is inconsequential and is classified in other (income) expense, net on the Consolidated Statements of Operations and other long-term liabilities on the Consolidated Balance Sheets.

VIEs for which the Company is determined to be the primary beneficiary have an inconsequential impact on consolidated net income reported by the Company. The impact of consolidating these VIEs to the Company’s Consolidated Balance Sheet is also not significant. There is a small percentage of restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchise restaurants is also inconsequential.

The Company has no equity interest in any of its franchisees. None of the Company’s assets serves as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The only exposure to the Company in connection with these VIEs relates to the collection of amounts due to the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Consolidated Financial Statements prior to the adoption of FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

In connection with restricted stock unit awards to Company employees (see Note 18), the Company established a trust that purchased and will retain shares to satisfy the Company’s contractual obligation to deliver stock to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held in trust has been accounted for as a reduction in outstanding shares of common stock and the trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

Advertising costs

Advertising costs are expensed as incurred with the exception of media development costs, which are expensed beginning in the month that the advertisement is first communicated (see Note 8).

Foreign currency translation and other accumulated comprehensive income

The functional currency of some of the Company’s U.S. subsidiaries is the U.S. dollar and for its Irish subsidiary, it is the Euro. For such entities, the assets and liabilities are translated at the year end Canadian dollar exchange rates, and the revenues and expenses are translated at average Canadian dollar exchange rates for the period. Resulting translation adjustments are recorded as a component of stockholders’ equity and in other comprehensive income (expense).

Assets and liabilities denominated in a currency other than the functional currency of the legal entity are translated at the period-end exchange rate, and any currency adjustment is recorded in other (income) expense in the Consolidated Statement of Operations.

Components of accumulated other comprehensive income (expense) as at December 30, 2007 and December 31, 2006 included:

	2007	2006
	(in thousands)
Translation adjustments (losses), net of tax	$(136,744)	$(75,822)
Cash flow hedges, net of tax	(1,721)	1,056

	$(138,465)	$(74,766)

Total translation adjustments included in accumulated other comprehensive expense at December 30, 2007 and December 31, 2006 were $(60.9) million and $(23.6) million, respectively. Included in other (income) expense, net, were currency translation losses of $0.4 million in 2007 and currency translation gains of $0.4 million and $6.8 million in 2006, and 2005, respectively.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

This designation is based on the exposure being hedged. The Company has a policy forbidding speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes but which largely offset the economic impact of certain foreign currency transactions.

The counterparties to derivative instruments entered into generally consist of a multiple of financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at December 30, 2007 or December 31, 2006.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. Derivative fair values used by the Company are based on quoted market prices.

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

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Consolidated Statement of Operations. The Company discontinues hedge accounting: (i) when it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) when it is probable that the forecasted transaction will not occur; or (iv) when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Hedges of net investments in foreign operations: The Company may use forward foreign exchange contracts to hedge its exposure to foreign currency volatility in connection with investments in certain foreign subsidiaries. The realized and unrealized fair value of these hedges are included in stockholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries, which are also recorded in accumulated other comprehensive income. If the derivative is no longer considered effective in offsetting changes in the value of the hedged item, or if management determines that designation of the derivative as a hedge instrument is no longer appropriate, the fair value of these hedges is included in the Consolidated Statements of Operations in other (income) expense. The Company has not entered into any hedges of net investments in foreign operations in 2007.

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in other (income) expense. The Company has not designated any derivatives as fair value hedges in 2007, 2006, or 2005.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Income taxes

As prescribed in SFAS No. 109 – Accounting for Income Taxes, the Company uses the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared to tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for a portion of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statements of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to stockholders’ equity are netted with such items. Changes in future income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. A valuation allowance is established to reduce deferred income tax assets to the amount more likely than not to be realized. In addition, the Consolidated Statements of Operations contain items that are non-taxable or non-deductible for income tax purposes and, accordingly, cause the income tax provision to be different from what it would be if based on statutory rates.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 requires an assessment in accordance with specified parameters of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, and it requires increased disclosure.

Stock-based compensation

The Company currently provides compensation to certain employees and directors in the form of restricted stock units and deferred stock units. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R – Share-based Payment. The Company’s 2006 Stock Incentive Plan is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of restricted stock units, stock options, stock appreciation rights, dividend equivalent rights, performance awards and share awards. In addition, the Company may issue deferred stock units to its directors under the Company’s Non-Employee Director Deferred Share Unit Plan.

Restricted stock units – Restricted stock units granted are measured at the fair value on grant day. Restricted stock units are generally expensed on a straight-line basis over the vesting period. The expense is recorded in general and administrative expenses, consistent with the classification of the related employee compensation expense. Grants related to retirement-eligible employees are expensed immediately. Restricted stock units have dividend equivalent rights.

Deferred stock units – Deferred stock units are granted to non-employee members of the Company’s Board of Directors and are expensed on the date of grant since they vest immediately. Deferred stock units are notional units which track the value of the Company’s common stock. These units are settled in cash based on the value of the Company’s common stock on the Toronto Stock Exchange (“TSX”) on the date of the director’s separation of service from the Company. Since the awards are settled in cash, the award is accounted for using the liability

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

method, which results in a revaluation of the liability to fair value each period and expensed. Deferred stock units have dividend equivalent rights, which are expensed as earned.

Stock options – The Company uses the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions, including estimating the length of time employees will retain their stock options before exercising them (“ the expected term”), the expected volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Operations. The Company has not issued any stock option awards in fiscal 2005, 2006 and 2007.

Stock appreciation rights – Stock appreciation rights (“SARs”) may be granted alone or in conjunction with a stock option. A SAR related to an option generally terminates upon the expiration, forfeiture or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option or receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. Since the employee can request settlement in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and is expensed over the vesting period. The Company has not issued any SARs in fiscal 2005, 2006 or 2007.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per share of common stock are shown below:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands, except per share data)
Net income for computation of basic and diluted earnings per share of common stock	$269,551	$259,596	$191,091

Weighted average shares outstanding for computation of basic earnings per common share	188,465	185,153	159,953
Dilutive impact of restricted stock units	294	248	—

Weighted average shares outstanding for computation of diluted earnings per share of common stock	188,759	185,401	159,953

Basic earnings per share of common stock	$1.43	$1.40	$1.19

Diluted earnings per share of common stock	$1.43	$1.40	$1.19

NOTE 3 CHARGES FROM WENDY’S

Nature of charges: In fiscal 2005 and 2006, general corporate expense allocations represented costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives (including compensation expense related to restricted stock units) that Wendy’s had historically provided to the Company. The 2007 corporate expense allocations represent information technology services only. Consistent with the terms of the shared services agreement, the charges in 2007 and 2006 were reduced as the Company gained increased independence from Wendy’s and, therefore, required a decreased level of services from Wendy’s. The Company terminated all its shared services from Wendy’s as of December 3, 2007.

Basis of charges: For the fiscal year ended January 1, 2006, the allocations were primarily based on specific identification and the relative percentage of the Company’s revenues and headcount to the respective total of Wendy’s costs. For the fiscal years ended December 30, 2007 and December 31, 2006, expense allocations from Wendy’s were based on the amounts determined in accordance with the shared services agreement entered into on March 29, 2006 at the completion of the IPO, which, as described above, resulted in decreased charges as the service levels declined.

Classification of charges: All of these charges are reflected in general and administrative expenses in the Company’s Consolidated Statements of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In addition to the expense allocations under the shared services agreement, charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan (“Wendy’s Plan”) and expenses relating to the Wendy’s stock options (see Note 18) are summarized below:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Expense allocations under the shared services agreement	$821	$10,062	$15,370
Wendy’s restricted stock unit expense for Company employees	—	6,053	2,516
Wendy’s stock option expense	—	—	1,386

	$821	$16,115	$19,272

The Company considered these general corporate expense allocations in prior years to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as a standalone company. Actual costs which might have been incurred if the Company had been a standalone public company in fiscal 2005 would depend on a number of factors, including how the Company chose to organize itself, what, if any, functions were outsourced or performed by Company employees and, strategic decisions made in areas such as information technology systems and infrastructure. However, the Company currently does not believe the difference between the cost allocations from Wendy’s and the costs the Company would have incurred on a standalone basis would have a material impact on the Company’s Statements of Operations, Balance Sheets or Statements of Cash Flows for 2007, 2006 or 2005.

Interest expense

Affiliated interest expense, net, in the Consolidated Statements of Operations reflects interest costs related to specific net borrowings by the Company, in the form of promissory notes, from Wendy’s. Notes receivable from and payable to Wendy’s are presented separately on the Company’s Consolidated Balance Sheets. No amount is included in affiliated interest expense, net for other amounts receivable from and payable to Wendy’s which were not in the form of a promissory note and for which no interest rate was specified. Also, Wendy’s did not allocate a portion of its external debt interest cost to the Company. As a result, net interest expense recorded by the Company in 2005 did not reflect the expense the Company would have incurred as a standalone company.

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $2.2 million at December 30, 2007 (December 31, 2006: $1.5 million). The carrying amount of the accounts receivable outstanding approximates fair value due to the short-term nature of these balances.

NOTE 5 NOTES RECEIVABLE

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 130 weeks from the date of opening, and the franchisee has the right to finance the initial franchise fee over a period of up to 104 weeks from the opening of the restaurant.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Uncollectible amounts for notes receivable, both principal and interest, are provided for when those amounts are identified as uncollectible and were $0.3 million and $0.5 million at December 30, 2007 and December 31, 2006, respectively.

Notes receivable arise primarily from the financing of such arrangements under the franchise incentive program and from past due franchisee obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of 130 weeks. The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. The carrying amount of notes receivable outstanding approximates fair value.

	2007	2006
	(in thousands)
Notes receivable, discounted, short-term	$10,824	$14,248
Notes receivable, discounted, long-term	17,415	16,504

	$28,239	$30,752

NOTE 6 INCOME TAXES

The Company’s U.S. entities file a separate consolidated U.S. federal income tax return for periods ended after September 30, 2006. The Company’s U.S. entities were included in the filing of a consolidated U.S. tax return with Wendy’s and its other U.S. subsidiaries up to September 29, 2006. For periods prior to September 29, 2006, the Company’s U.S. income tax provision and related deferred income tax amounts were determined as if the Company filed tax returns on a standalone basis. The provision for income taxes in each of the last three fiscal years consisted of the following:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Current
U.S. federal	$1,215	$(3,322)	$(6,000)
U.S. state and local	426	1,700	1,387
Canadian	140,618	107,981	107,443

	142,259	106,359	102,830

Deferred
U.S. federal	(5,829)	(1,517)	(16,809)
U.S. state and local	(236)	1,355	(2,227)
Canadian	2,657	(5,035)	645

	(3,408)	(5,197)	(18,391)

	$138,851	$101,162	$84,439

The provision for Canadian taxes includes withholding taxes. Income before income taxes for Canadian operations was $382.9 million, $334.4 million and $288.1 million, for the years ended 2007, 2006 and 2005, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The tax-effected temporary differences which gave rise to deferred tax assets and liabilities at each year end consisted of the following:

	2007	2006
	(in thousands)
Deferred tax assets
Foreign tax credit carry-forwards	$36,507	$75,709
Lease transactions	42,450	34,830
Property and equipment basis differences	4,175	4,563
Intangible assets basis differences	6,304	8,620
Benefit plans	3,151	1,460
Reserves not currently deductible	3,122	2,686
Deferred income	15,800	3,622
Loss carry-forwards	3,534	3,680
All other	5,164	5,417

	120,207	140,587
Valuation allowance	(40,845)	(80,138)

	$79,362	$60,449

	2007	2006
	(in thousands)
Deferred tax liabilities
Lease transactions	$31,923	$21,491
Property and equipment basis differences	24,541	21,835
Intangible assets basis differences	846	1,065
Unremitted earnings – foreign operations	2,643	2,379
All other	1,027	1,220

	$60,980	$47,990

A deferred tax asset has been established for foreign tax credit carry-forwards. The credits expire in 2010 through 2016. A valuation allowance in the amount of $36.5 million (2006: $75.7 million) has been established as a result of management’s determination that it is more likely than not that these foreign tax credit carry-forwards will not be realized. The deferred tax asset and related valuation allowance decreased in 2007 primarily as a result of translation adjustments and the settlement of the use of the Company’s tax attributes by Wendy’s pursuant to the tax sharing agreement.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective tax rate for each year is shown below:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Income taxes at statutory rate	$142,940	$126,265	$96,436
Taxes on non-U.S. earnings, net of related tax credits	(9,994)	(12,657)	(10,656)
State and local taxes, net of federal benefit	486	1,105	(458)
Changes in reserve for uncertain tax positions	4,035	(11,400)	—
Other	1,384	(2,151)	(883)

Income taxes at effective rate	$138,851	$101,162	$84,439

Effective tax rate	34.0%	28.0%	30.6%

The effective income tax rate in fiscal 2007 was 34.0%, compared to 28.0% in 2006. In 2007, the effective tax rate was higher as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No.48- Accounting for Uncertainty in Income Taxes (“FIN 48”) and a related provision for uncertain tax positions of $4.0 million recorded during the year. In fiscal 2006, the effective tax rate was lower as a result of the favourable resolution of tax audits and the benefit of lower taxes on non-U.S. earnings and related tax credits.

As a result of the initial adoption of FIN 48, the Company recognized an increase of approximately $6.7 million in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 opening balance of retained earnings. The cumulative amounts of unrecognized tax benefits (excluding related interest) as of January 1, 2007 and December 30, 2007 were $12.5 million and $13.8 million, respectively (long-term portion of $7.3 million, and $6.2 million, respectively).

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding related interest), is as follows:

Year ended December 30, 2007
(in thousands)
Balance at January 1, 2007	$12,532
Additions based on tax positions related to the current year	2,964
Additions for tax positions of prior years	1,912
Reduction for tax positions of prior years	(2,490)
Settlements	(1,099)
Reductions as a result of a lapse of applicable statute of limitations	—

Balance at December 30, 2007	$13,819

Included in the balance of unrecognized tax benefits at December 30, 2007 are $4.0 million of uncertain tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility ($4.0 million as of the date of adoption). The deferral of the deductibility of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid would subsequently be recovered when the amounts become ultimately deductible.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Of the $13.8 million unrecognized tax benefits at December 30, 2007, approximately $9.8 million would impact the effective tax rate over time, if recognized. As of January 1, 2007, of the $12.5 million unrecognized tax benefits approximately $8.5 million would impact the tax rate over time, if recognized.

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of December 30, 2007 and January 1, 2007, the Company had accrued approximately $4.1 million and $3.2 million respectively, for the potential payment of interest and penalties. During fiscal 2007, the Company accrued an additional $0.9 million in tax expense related to interest and penalties.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that its unrecognized tax benefits reflect the most probable outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. In addition, the resolution of a matter could be recognized as an adjustment to our provision for income taxes and could affect our effective tax rate in the period of resolution. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2003 and subsequent taxation years. The audits of 2001 and 2002 were substantially completed for the majority of Canadian subsidiaries in 2007 and resulted in no material change in taxes. The Company continues to work with the taxation authorities towards the resolution of a limited number of issues in respect of those years. The Internal Revenue Service has conducted an examination of the Wendy’s consolidated tax group for 2005 and 2006 which included Tim Hortons Inc. up to September 29, 2006. No material change in taxes was made by Internal Revenue Service as a result of the examination for the 2005 and 2006 taxation years. In addition, income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years consistent with its FIN 48 analysis; however, it is possible that actual settlements may differ from amounts accrued.

It is reasonably possible that the total amount of unrecognized tax benefits will increase over the next twelve months by up to $5.0 million primarily relating to the deductibility of interest as a result of additional audit activities by tax authorities during the fourth quarter of 2007. In addition, it is also reasonably possible that unrecognized tax benefits will decrease by up to $0.9 million over the next twelve months primarily related to the audit of transfer pricing related matters. There could be fluctuations in the amount of unrecognized tax benefits over the next twelve months as a result of the timing of the settlement of these tax audits and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has, as part of its FIN 48 analysis, made its current estimates based on facts and circumstances known as of December 30, 2007, and cannot predict subsequent or changed facts and circumstances that may affect its current estimates.

The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which includes the Company until September 29, 2006), described above, was adjusted in accordance with the tax sharing agreement with Wendy’s.

On November 7, 2007, the Company and Wendy’s entered into Amendment No. 1 to the Tax Sharing Agreement (“Amendment”). In consideration for Wendy’s entering into the Amendment and, to a lesser extent,

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

the resolution of a separate tax matter between the parties, the Company agreed to accept a final amount of $9.1 million (US$9.7 million) for the 2006 tax payment. This payment was recorded in capital in excess of par value on the Consolidated Balance Sheet. Under the Amendment, certain circumstances that would otherwise necessitate a re-determination of tax liabilities and payments between the parties under the tax sharing agreement have been eliminated. The Amendment provides that neither party will be required to make a payment to the other in connection with the use of the other party’s tax attributes, or as a result of other Adjustments (as such term is defined in the tax sharing agreement, as amended), in any year in which Wendy’s and the Company filed consolidated returns, except in connection with Adjustments to previously-filed returns as a result of audits and/or competent authority or related proceedings, unless the party required to make the payment otherwise consents to the filing of an amended return.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $67.1 million at December 30, 2007. The additional taxes payable on earnings considered indefinitely reinvested would approximate $3.4 million, consisting primarily of additional foreign withholding taxes. The Company has provided deferred taxes at December 30, 2007 on $52.9 million of unremitted earnings, which are not considered to be indefinitely reinvested.

NOTE 7 INVENTORIES AND OTHER, NET

Inventories which are comprised primarily of finished goods, and other include the following for the 2007 and 2006 fiscal years:

	2007	2006
	(in thousands)
Inventories	$48,872	$43,953
Inventory obsolescence provision	(1,228)	(2,713)

Inventories, net	47,644	41,240
Prepaids and other	12,637	12,648

Total inventories and other, net	$60,281	$53,888

NOTE 8 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 – Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. These current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Consolidated Balance Sheets. In addition, at December 30, 2007 and December 31, 2006, property and equipment, net, included $33.6 million and $39.6 million, respectively, of advertising fund property and equipment.

Contributions to the advertising funds are required to be made from Company-operated and franchise restaurants and restaurants under operator agreements. These contributions are based on a percentage of

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

restaurant retail sales and are used for local, regional and national advertising programs. The Company may collect up to 4.0% of restaurant sales from franchisees and Company-operated restaurants for contribution to the advertising funds. The following table summarizes actual contribution rates to the advertising funds for franchise and Company-operated restaurants:

	Advertising Fund Contribution Rate as of Year-end
	2007	2006	2005
Canada	3.5%	3.5%	3.5%
U.S.	4.0%	4.0%	4.0%

Company contributions made from its Company-operated restaurants to its various advertising funds totalled $2.0 million, $3.1 million and $4.7 million in 2007, 2006 and 2005, respectively. The total amount spent by the advertising funds in 2007, 2006 and 2005 amounted to $173.7 million, $150.1 million and $135.4 million, respectively.

Total advertising expense of the Company, including amounts contributed to all of the advertising funds, local advertising costs and other marketing and advertising expenses, comprised of contributions made at the discretion of the Company and contributions from Company-operated restaurants, amounted to $4.9 million, $4.6 million and $5.4 million for 2007, 2006 and 2005, respectively.

NOTE 9 PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, net of impairment charges, at 2007 and 2006 fiscal year ends consisted of the following:

	2007	2006
	(in thousands)
Land	$218,068	$217,665
Buildings and leasehold improvements	1,020,837	952,301
Restaurant and other equipment	115,061	113,016
Capital leases	100,889	87,470
Computer hardware and software	73,575	68,084
Advertising fund property and equipment	52,895	49,942
Other	79,368	75,220
Construction-in-progress	23,272	26,485

	1,683,965	1,590,183
Less: Accumulated depreciation and amortization	(480,706)	(425,647)

	$1,203,259	$1,164,536

The December 30, 2007 net book value of interest and other costs capitalized in property, plant and equipment, primarily associated with the construction of new restaurants, was $6.5 million (2006: $6.1 million).

The Company capitalizes certain internally developed software costs, which are amortized over a period of up to ten years. At December 30, 2007 and December 31, 2006, the capitalized software development balances, which includes both internally developed costs and external costs, were $13.8 million and $15.2 million, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Capital leases are comprised primarily of buildings. The Company added $16.9 million of additional capital leased assets in 2007 (2006: $11.9 million).

In 2005, the Company recorded property and equipment impairment pre-tax charges of $22.3 million related to two New England markets in the U.S. operating segment that were acquired in 2004 as part of the New England acquisition. These markets were underperforming despite various strategies employed to improve performance. The fair value of these assets was determined based on the estimated realizable value of the property and equipment which primarily was based on third party appraisals of the assets. The 2005 pre-tax charge is included in goodwill and asset impairment on the Consolidated Statements of Operations to the Consolidated Financial Statements.

NOTE 10 GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The table below presents the intangible assets as of December 30, 2007 and December 31, 2006:

	2007	2006
	(in thousands)
Persona
Gross carrying amount	$6,455	$6,455
Accumulated amortization	(3,310)	(2,772)

Net carrying amount	$3,145	$3,683

Persona represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of twelve years ending in 2013.

Total intangibles amortization expense was $0.5 million and $0.5 million for the years ended December 30, 2007 and December 31, 2006, respectively. The estimated annual intangibles amortization expense for 2008 through 2013 is approximately $0.5 million.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 EQUITY INVESTMENTS

Combined summarized financial information for the Company’s investments accounted for using the equity method is shown below. These investments almost exclusively are in operating ventures closely integrated into the Company’s operations, such as the joint venture investments described below and in Note 22 below. These amounts are in aggregate at 100.0% levels. The net income amounts shown below include income tax expense (benefit) of $7.6 million, $10.5 million, and $9.9 million for 2007, 2006, and 2005, respectively. The Company’s ownership percentage of these income tax amounts are included as part of equity income shown on the Consolidated Statements of Operations.

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Income Statement Information
Revenues	$199,520	$197,273	$204,360
Expenses attributable to revenues	$(105,576)	$(101,759)	$(109,564)
Net Income	$76,246	$71,985	$71,002

	2007	2006
	(in thousands)
Balance Sheet Information
Current assets	$62,400	$89,227
Non-current assets	$262,456	$251,808
Current liabilities	$14,705	$22,592
Non-current liabilities	$16,444	$20,161

The Company’s two most significant equity investments are its 50% owned joint venture with IAWS Group plc, which supplies the Company’s restaurants with certain par-baked products, and its 50% owned joint venture with Wendy’s, which jointly develops real estate underlying Canadian combination restaurants (see Note 22).

NOTE 12 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES—OTHER

Included within accounts payable are construction holdbacks and accruals of $24.6 million and $23.6 million as at December 30, 2007 and December 31, 2006, respectively.

Included within other accrued liabilities are the following obligations as at December 30, 2007 and December 31, 2006:

	2007	2006
	(in thousands)
Gift certificate obligations	$25,147	$39,275
Cash card obligations	37,784	—
Other accrued liabilities	32,846	26,987

	$95,777	$66,262

The carrying amount of accounts payable and accrued liabilities approximates fair value due to the short-term nature of these balances.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 TERM DEBT

Prior to March 2006, the Company was a wholly owned subsidiary of Wendy’s. Accordingly, the Company did not historically seek significant external financing as its cash requirements were funded primarily by Wendy’s.

On February 28, 2006, as amended on April 24, 2006, effective February 28, 2006, the Company entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that consisted of a $300.0 million Canadian term loan; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability and $25.0 million letter of credit facility); and a US$100.0 million U.S. revolving credit facility (which includes a US$10.0 million letter of credit facility) (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term loan bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, the Company may elect to borrow by way of bankers’ acceptances (or loans equivalent thereto) plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, requires the maintenance of two financial ratios – a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as at December 30, 2007.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $7.5 million (2006: $4.1 million) being used on the facilities to support standby letters of credit. The revolving facilities are available for general corporate purposes. The Company incurs commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at December 30, 2007 and December 31, 2006, equalled 0.125% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or, alternatively, the Company may elect to borrow by way of bankers’ acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

The senior bank facility contains certain covenants that will limit the ability of the Company to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; enter into certain restrictive agreements; or pay dividends or make share repurchases if the Company is not in compliance with the financial covenants or if such transactions would cause the Company to not be in compliance with the financial covenants.

In connection with the term loan, the Company entered into a $30.0 million and a $100.0 million interest rate swap in June 2007 and March 2006, respectively, with multiple financial institutions to help manage its exposure to interest rate volatility. The interest rate swaps are recorded at fair value and are further described in Note 14.

On February 28, 2006, the Company entered into an unsecured non-revolving $200.0 million bridge loan facility with two financial institutions which would have matured on April 28, 2007. The bridge loan facility interest rate was at bankers’ acceptance plus a margin. The bridge loan facility was repaid in full on May 3, 2006, and the bridge facility credit agreement was terminated at this time as a result of the voluntary prepayment. This prepayment was not subject to any prepayment penalties.

In connection with the senior bank facility, the Company incurred a total of $1.5 million in financing costs, which are being deferred and amortized (or expensed upon early repayment) over the terms of each facility to

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

which the costs relate. In connection with the bridge loan facility, the Company incurred $0.3 million of deferred financing costs which were expensed on repayment in fiscal 2006.

The Company’s total debt at December 30, 2007 and December 31, 2006 was $328.5 million and $326.1 million, respectively, which includes $27.7 million and $25.1 million at December 30, 2007 and December 31, 2006, respectively, of debt recorded in accordance with EITF 97-10 – The Effect of Lessee Involvement in Asset Construction. Under EITF 97-10, the Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company helped to construct some of the structural elements of those restaurants. Accordingly, the Company has included the restaurant construction costs for these restaurants in property and equipment and recorded the lessor’s contributions to the construction costs for these certain restaurants as debt. The average imputed interest rate for the debt recorded in accordance with EITF 97-10 is approximately 16.1%. The Company’s weighted average effective interest rate on debt at December 30, 2007 is 6.8% (December 31, 2006 – 6.3%). In addition to debt recorded in accordance with EITF 97-10 and the senior bank facility the Company had debt at December 30, 2007 and December 31, 2006 of $0.7 million and $1.0 million, respectively. Based on cash flows and market interest rates, the estimated fair value of the Company’s recorded debt, was approximately $348 million and $347 million at December 30, 2007 and December 31, 2006, respectively.

Future maturities for the Company’s recorded debt, at December 30, 2007 are shown below.

(in thousands)
2008	559
2009	552
2010	640
2011	300,751
2012	958
Later years	25,055

Total	328,515
Current portion	(559)

$327,956

Advertising fund restricted long-term debt of $23.7 million and $32.1 million at December 30, 2007 and December 31, 2006, was incurred by the Canadian advertising fund for the purchase of certain property and equipment. The collateralized debt bears interest at 5.4% and is due in installments through 2011 as follows: 2008: $9.4 million; 2009: $7.6 million; 2010: $6.7 million; and 2011: $nil. The estimated fair value of the advertising fund’s restricted long-term debt approximates book value. See also Note 1 for a general description of the related assets and Note 8 for a description of the Company’s advertising funds.

NOTE 14 FINANCIAL INSTRUMENTS

The Company may enter into derivative instruments with maturities generally not longer than three years to hedge foreign exchange and interest rate risk.

Forward currency contracts to sell Canadian dollars and buy US$35.6 million and US$28.1 million were outstanding as of December 30, 2007 and December 31, 2006, respectively, to hedge purchases from third parties and intercompany payments. The contracts outstanding at December 30, 2007 and December 31, 2006 mature or

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

matured at various dates through June 2008 and July 2007, respectively. The fair value unrealized loss on these forward contracts was $1.2 million and $1.6 million gain as of December 30, 2007 and December 31, 2006, respectively.

In 2005, the Company entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income, rather than in the Consolidated Statements of Operations, in accordance with SFAS No. 52. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, the Company received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($14.9 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95 – Statement of Cash Flows (SFAS No. 95), the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts.

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

In connection with the term loan facility, the Company entered into interest rate swaps in the amount of $30.0 million and $100.0 million with multiple financial institutions in June 2007 and March 2006, respectively, to help manage its exposure to interest rate volatility. By entering into the interest rate swaps, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swaps essentially fix a portion of the interest rate variability on the term loan, as described below, but the rate remains subject to variation if the applicable margin under the credit facilities increases or decreases. The interest rate swaps essentially fixed the interest rate on the swapped portion of the debt to 5.16% at December 30, 2007 and 5.05% at December 31, 2006, respectively and mature on February 28, 2011. The weighted average interest rate on this debt, including the swapped portion, was 5.17% for fiscal 2007 (2006: 5.01%). The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. Tim Hortons Inc. and certain of its subsidiaries provided guarantees in connection with this transaction. The fair value unrealized loss on these contracts as of

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

December 30, 2007 and December 31, 2006 was $0.5 million, net of taxes of $0.3 million, and $0.5 million, net of taxes of $0.3 million, respectively.

NOTE 15 LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2047 (except for one lease that expires in 2086). Terms of land and building leases are generally equal to the initial lease period of 10 to 20 years while land only lease terms can extend longer. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

Assets leased under capital leases, and included in property and equipment, excluding leasehold improvements, consisted of the following:

	2007	2006
	(in thousands)
Buildings	$94,369	$81,725
Other	6,520	5,745
Accumulated depreciation	(32,793)	(27,513)

Balance as of December 30, 2007	$68,096	$59,957

At December 30, 2007, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

	Capital Leases	Operating Leases
	(in thousands)
2008	10,998	65,718
2009	10,540	66,712
2010	8,640	57,090
2011	8,209	51,574
2012	7,395	43,081
Later years	52,190	422,686

Total minimum lease payments	97,972	$706,861

Amount representing interest	(39,870)

Present value of net minimum lease payments	58,102
Current portion	(5,578)

	$52,524

Total minimum lease payments have not been reduced by minimum sublease rentals of $79.8 million under capital leases, and $505.4 million under operating leases due in the future under non-cancellable subleases.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Rent expense consists of rentals for premises and equipment leases. Rent expense for each year is included in operating expenses and amounted to:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Minimum rents	$68,613	$63,929	$58,249
Contingent rents	60,580	54,942	47,772

	$129,193	$118,871	$106,021

Included in contingent rents are expenses with the Company’s 50-50 joint venture with Wendy’s for the years ended 2007, 2006, and 2005 of $22.3 million, $21.5 million, and $19.8 million, respectively.

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

At each year end, Company assets included in property and equipment leased under operating leases, including leasehold improvements under operating and capital leases, consisted of the following:

	2007	2006
	(in thousands)
Land	$182,315	$183,286
Buildings and leasehold improvements	963,674	868,793
Restaurant equipment	69,255	65,395

	1,215,244	1,117,474
Accumulated depreciation	(330,169)	(292,596)

	$885,075	$824,878

At December 30, 2007, future minimum lease receipts were as follows:

Operating Leases
(in thousands)
2008	200,245
2009	173,712
2010	154,902
2011	129,084
2012	105,128
Later years	232,984

Total	$996,055

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Rental income for each year is included in rents and royalties revenues and amounted to:

	Year ended
	December 30, 2007	December 31 2006	January 1, 2006
	(in thousands)
Minimum rents	$207,923	$179,134	$158,525
Contingent rents	202,117	193,976	175,794

	$410,040	$373,110	$334,319

NOTE 16 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.7 million and $0.9 million at December 30, 2007 and December 31, 2006, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. At December 30, 2007 and December 31, 2006, the Company is also the guarantor on $8.1 million and $4.9 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

The Company has entered into purchase arrangements with some of its suppliers for terms which generally do not exceed one fiscal year. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 17 CAPITAL STOCK

On February 24, 2006, the Board of Directors approved a one to 228,504.252857143 stock split effective February 24, 2006. All share and per share amounts have been retroactively adjusted for all periods presented to reflect this stock split. The Board of Directors also approved an increase in the number of authorized shares from 1,000 to 1,000,000,000 and approved a designation of par value of US$0.001 to each share. Both of these changes were retroactively reflected for all periods presented.

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

In 2006, the Company’s Board of Directors approved a stock repurchase program to be in effect from October 2006 to September 2007, pursuant to which the Company repurchased approximately $200 million in shares of common stock. The Company completed this program in September 2007. See below table for details.

In October 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264 of the Company’s outstanding shares (share “repurchase limit”). The Company authorized the commencement of the program only after receipt of all regulatory approvals. The program is expected to be in place until October 30, 2008, but may terminate earlier if the $200 million maximum or share repurchase limit is reached, or, at the discretion of the Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). Regulatory approval from the TSX was received on October 29, 2007 for the Company’s normal course issuer bid to implement the program. For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock through a broker at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, the Company also intends to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements. See below table for details.

Details of the stock repurchased under the Company’s publicly-announced stock repurchase programs are as follows:

	Stock	Amount	Average Cost
	(in thousands)		(in dollars)
2006-2007 Program
Fiscal 2006	1,930	$64,971	$33.66
Fiscal 2007	3,878	135,039	34.82

	5,808	200,010	34.43
2007-2008 Program
Fiscal 2007	954	35,565	37.29

Total stock repurchases	6,762	$235,575	$34.84

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In connection with the restricted stock unit awards to Company employees (see Note 18), the Company established a trust that purchased and will retain stock to satisfy the Company’s obligation to deliver stock to settle the awards for most Canadian employees. A broker engaged by the trustee of the trust purchased the following amounts of shares of common stock on the open market. These shares will be held in trust for the benefit of the employees until the restricted stock units become vested.

	Stock	Amount	Average Cost
	(in thousands)		(in dollars)
Purchased:
Fiscal 2006	266	$9,171	$34.40
Fiscal 2007	207	7,202	$34.95

Total	473	16,373
Disbursed for settlement of restricted stock units	(52)	(1,745)	$34.52

Total stock held in trust as at December 30, 2007	421	$14,628	$34.68

For accounting purposes, the cost of the purchase of common stock held in trust has been accounted for as a reduction in outstanding shares of common stock and the trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

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

In September 2005, the Company distributed a U.S. dollar denominated note to Wendy’s in the amount of $1,115.9 million (US$960 million). As a result, retained earnings of $1,008.3 million were reduced to zero and the capital in excess of par value was reduced by $107.6 million. The annual interest rate on the note was 3.0%. The note was repaid during 2006.

In November 2005, Wendy’s agreed to settle the majority of the intercompany balances outstanding at October 2, 2005 excluding the $1,116.3 million note payable (US$960 million). These balances were settled net, by way of a $52.9 million distribution in-kind to Wendy’s.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 18 STOCK-BASED COMPENSATION

On November 18, 2005, the Company’s stockholders approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. A total of 1.0 million awards have been made under the 2006 Plan since inception, in the form of restricted stock units, as of December 30, 2007, of which 19,110 were granted to external directors of the Company and 815,298 granted to officers and certain employees. In 2006, as a result of the spin-off of the Company from Wendy’s a total of 193,805 of these awards were immediately vested and settled, net of withholding tax, in the Company’s shares (see below). No awards were made under this Plan in 2005.

Restricted stock units and deferred stock units

The following is a summary of restricted stock unit activity for employees and outside directors granted under the Company’s 2006 Plan for the years ended December 31, 2006 and December 30, 2007:

	Restricted Stock Unit	Weighted Average Fair Value per Unit
	(in thousands)	(in dollars)
Balance at January 1, 2006	—	—
Granted	345	$28.13
Converted from Wendy’s restricted stock units	360	28.36
Vested and settled	(360)	28.36
Forfeited	(1)	—

Balance at December 31, 2006	344	$28.13

Granted	295	34.99
Dividend equivalent rights	4	34.73
Vested and settled	(118)	28.40
Forfeited	(21)	31.43

Balance at December 30, 2007	504	$31.98

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s Human Resource and Compensation Committee has approved the following awards, which are reflected in the table above:

	Restricted Stock Unit	Fair Market Value of Award
	(in thousands)	(in dollars)
2006
May 2006	19	$30.55
August 2006	326	27.99

Total Granted in 2006	345	$28.13

2007
February 2007	12	$36.65
May 2007	276	34.89
October 2007	7	35.87

Total Granted in 2007	295	$34.99

The fair market value of each award is based on the mean of the high and low prices of the Company’s common shares traded on the Toronto Stock Exchange on the day of grant. Grants vest over a maximum 30-month period or shorter. With respect to retirement eligible employees, the expense associated with their grants are accelerated, in accordance with SFAS No. 123R.

In 2007, restricted stock units are settled by one of the following means: (i) by way of disbursement of shares from the TDL Employee Benefit Plan Trust; (ii) the reissuance of treasury shares; or (iii) by way of an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities requirements and other factors may be considered. Restricted stock units that vested during 2007 were settled with the participants in the following manner:

	Restricted Stock Unit (gross settlement)	Settlement, net of tax
		Unit	Amount
	(in thousands of units or $)
2007
Settled with shares from the TDL Employee Benefit Plan Trust	95	52	$1,745
Settled by the reissuance of treasury shares	17	12	420
Settled by an open market purchase	6	4	110

Total restricted stock settlement	118	68	$2,275

Restricted stock units are settled by the Company with the participant, after provision for the payment of each participant’s minimum statutory withholding tax requirements. Restricted stock units that vested in 2006 were settled by way of open market purchases, after provision for the payment of each participant’s minimum statutory withholding tax requirements (see below — Stock-based compensation prior to spin-off from Wendy’s – Restricted Stock Units).

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

As of December 30, 2007, total unrecognized compensation cost related to non-vested share-based compensation restricted stock units outstanding was $7.6 million (2006: $5.6 million) and is expected to be recognized over a weighted-average period of 1.4 years (2006: 1.8 years). The Company expects substantially all of the remainder of the outstanding restricted stock units to vest. A total of 118,000 (2006: 360,000) restricted stock units vested in 2007 with a fair value of $3.4 million (2006: $10.2 million).

Beginning in 2007, non-employee members of the Company’s Board of Directors receive the equity portion of their Board retainers, and may elect to receive the remainder of their Board and Committee compensation, in the form of deferred stock units.

The following table summarizes the Company’s expense relating to restricted stock units and deferred stock units for the fiscal years noted:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Wendy’s Restricted Stock Units (see below)
Standard vesting	$—	$3,407	$2,516
Accelerated vesting	—	2,646	—

	—	6,053	2,516

THI Restricted Stock Units
Standard vesting	4,978	1,432	—
Expense for retirement – eligible employees	2,766	2,583	—

	7,744	4,015	—

Total Restricted Stock Compensation Expense	$7,744	$10,068	$2,516
Deferred Stock Unit Expense	816	—	—

Total Stock-based Compensation Expense	$8,560	$10,068	$2,516

Stock-based compensation prior to spin-off from Wendy’s

Certain employees of the Company have participated in various Wendy’s plans which provided options and, beginning in 2005, restricted stock units that would settle in Wendy’s common stock. The following is a description of the impact on the Company related to Wendy’s plans.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

(i) Stock-based compensation prior to spin-off from Wendy’s – Restricted Stock Units

Wendy’s restricted stock units were granted to employees of the Company for the first time in May 2005. These restricted stock units were granted under the Wendy’s Plan and would have vested, for the Company’s Canadian employees, in accordance with the vesting schedule of the 2005 award agreements on May 1, 2006, May 1, 2007 and November 1, 2007, in one-third increments. Restricted stock unit grants made by Wendy’s to U.S. employees of the Company were to vest in increments of 25% on each of the first four anniversaries of the grant date. The Wendy’s plans provided for immediate vesting of restricted stock units upon a disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. In June 2006, Wendy’s announced that its Board of Directors had confirmed its intent to complete the spin-off, and the spin-off was completed on September 29, 2006. Accordingly, the number of awards expected to vest was increased, and the expected service periods of the grants made to employees was shortened, so that all unvested awards became fully vested no later than September 29, 2006. This change in the estimated requisite service period and estimated forfeitures resulted in incremental compensation cost as reflected in the table above. These awards granted to Canadian employees were converted into the Company’s restricted stock units on May 1, 2006 (one-third) and August 15, 2006 (two-thirds) (see below) at an equivalent fair value, immediately vested, and then settled with 61,256 and 132,549 shares of the Company’s common stock, respectively, totalling 193,805 shares, after provision for the payment of employee’s minimum statutory withholding tax requirements. The 61,256 shares were purchased by an agent of the Company on behalf of the eligible employees on the open market on May 1, 2006 at an average purchase price of $30.543. The 132,549 shares were also purchased by an agent of the Company on behalf of the eligible employees on the open market on August 15, 2006 at an average purchase price of $27.3211. In accordance with SFAS 123R, no incremental compensation cost was recorded since there was no change in the fair value of the awards immediately before and after conversion. The Company’s U.S. employees’ awards under the Wendy’s Plan were settled by Wendy’s through the issuance of authorized but previously unissued shares of Wendy’s stock in May and October 2006, as further discussed below.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

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

(ii) Stock-based compensation prior to the spin-off from Wendy’s – Stock Options

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In calculating the fair value of options issued, the underlying characteristics of grants made under the Wendy’s WeShare Plan and the 1990 Wendy’s Plan were unique enough to warrant using different assumptions for these calculations because the different employee groups exhibit different exercise patterns. The following historical assumptions were used.

Assumption	2003 WeShare Plan	Wendy’s 1990 Plan
Dividend yield	1.2%	1.2%
Expected volatility	27.0%	31.0%
Risk-free interest rate	2.8%	3.5%
Expected lives	3.1 years	4.9 years
Per share weighted average fair value of options granted (expressed in U.S. dollars)	$8.22	$11.89

The following is a summary of Wendy’s stock option activity for the Company’s employees for the years ended December 30, 2007, December 31, 2006 and January 1, 2006:

	Wendy’s options outstanding	Weighted average price per share
	(in thousands)	(in dollars)
Balance at January 2, 2005	5,665	$15.62

Granted	—	—
Exercised	(3,130)	14.46
Cancelled	(21)	17.01

Balance at January 1, 2006	2,514	$17.05

Granted	—	—
Exercised	(2,474)	17.15
Cancelled	(11)	12.89

Balance at December 31, 2006	29	$15.79

Exercised/Cancelled	(29)	(15.79)

Balance at December 30, 2007	—	$—

The above stock option activity table was adjusted to reflect the change in the value of Wendy’s stock as a result of the spin-off of Tim Hortons. The unit conversion ratio of 2.071251 was based on the closing price of Wendy’s stock on the day of spin-off (September 29, 2006) (US$67.00) and the opening price of Wendy’s stock on October 2, 2006 (US$32.35).

In accordance with the terms of the Wendy’s stock option plans, options granted to Company employees expired on the earlier of one year after the spin-off of the Company’s remaining shares by Wendy’s or ten years after the date of grant. The Company did not receive any proceeds and did not recognize any tax benefits for Wendy’s stock options exercised in any period presented.

Stock option awards made by Wendy’s generally had a term of ten years from the grant date and become exercisable in instalments of 25% on each of the first four anniversaries of the grant date (see discussion below). In the fourth quarter of 2005, Wendy’s Compensation Committee approved the accelerated vesting of all

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

outstanding stock options, except those held by the independent directors of Wendy’s. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R. This action enabled the Company to eliminate pre-tax expense associated with these Wendy’s options in 2006, 2007, and 2008 estimated to be approximately $3.6 million, $2.0 million, and $0.5 million, respectively.

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

The pro forma disclosures for the year ended January 1, 2006 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 – Accounting for Stock-Based Compensation, as amended by SFAS No. 148 – Accounting for Stock-based Compensation – Transition and Disclosure. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of Wendy’s stock options.

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the year ended January 1, 2006, the Company would have recorded net income and earnings per share as follows:

Year ended January 1, 2006
(in thousands)
Net income, as reported	$191,091
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	3,001
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(18,827)

Pro forma net income	$175,265

Earnings per share:
Basic as reported	$1.19

Basic pro forma	$1.10

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 19 RETIREMENT PLANS

Certain Company employees participate in various defined contribution plans. Costs for Company employees participating in these plans were approximately $6.0 million for 2007, $4.8 million for 2006, and $4.4 million for 2005.

NOTE 20 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues between reportable segments.

The table below presents information about reportable segments:

	Year ended
	December 30, 2007	% of total	December 31, 2006	% of total	January 1, 2006	% of total
Revenues
Canada	$1,741,372	91.9%	$1,518,737	91.5%	$1,344,971	90.8%
U.S.	154,478	8.1%	140,812	8.5%	137,056	9.2%

	$1,895,850	100.0%	$1,659,549	100.0%	$1,482,027	100.0%

Segment Operating Income (Loss)
Canada	$467,884	101.0%	$410,582	99.6%	$379,405	101.1%
U.S.	(4,804)	(1.0)%	1,736	0.4%	(4,282)	(1.1)%

Reportable segment operating income	463,080	100.0%	412,318	100.0%	375,123	100.0%

Goodwill and asset impairment	—		—		(53,101)
Corporate charges (1)	(37,971)		(33,102)		(31,975)

Consolidated Operating Income	425,109		379,216		290,047
Interest, Net	(16,707)		(18,458)		(14,517)
Income Taxes	(138,851)		(101,162)		(84,439)

Net Income	$269,551		$259,596		$191,091

Capital Expenditures
Canada	$114,501		$119,797		$162,904
U.S.	61,040		60,252		55,703

	$175,541		$180,049		$218,607

(1)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from the Company’s wholly-owned Irish subsidiary which is being managed corporately during the initial start-up phase.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

A reconciliation of total reportable segment long-lived assets and total assets to consolidated total long-lived assets and total assets, respectively:

	2007	2006
	(in thousands)
Total long-lived assets
Canada	$881,068	$831,990
U.S.	307,897	317,595

Total long-lived assets	1,188,965	1,149,585
Corporate long-lived assets	14,294	14,951

Consolidated long-lived assets	$1,203,259	$1,164,536

	2007	2006
	(in thousands)
Total Assets
Canada	$1,338,530	$1,271,124
U.S.	419,666	447,225

Total assets	1,758,196	1,718,349
Corporate assets	38,935	26,638

Consolidated total assets	$1,797,131	$1,744,987

Corporate assets include a trivial amount of assets related to the Company’s wholly-owned Irish subsidiary which is being managed corporately during the initial start-up phase.

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts is as follows:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Depreciation and amortization
Canada	$66,522	$57,998	$56,637
U.S.	16,416	14,040	14,707

	82,938	72,038	71,344
Corporate	657	657	655

	$83,595	$72,695	$71,999

Goodwill and asset impairment—U.S.	$—	$—	$53,101

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Sales
Warehouse sales	$1,067,106	$894,817	$794,506
Company-operated restaurant sales	56,161	69,897	65,199
Sales from restaurants consolidated under FIN 46R	125,307	107,691	100,545

	1,248,574	1,072,405	960,250

Franchise revenues
Rents and royalties	553,441	503,375	449,791
Franchise fees	93,835	83,769	71,986

	647,276	587,144	521,777

Total revenues	$1,895,850	$1,659,549	$1,482,027

NOTE 21 SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended
	December 30, 2007	December 31, 2006	January 1, 2006
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$25,255	$41,234	$29,359
Income taxes paid	$130,727	$143,749	$98,560
Non-cash investing and financing activities:
Capital lease obligations incurred	$15,090	$7,418	$4,771
Distribution of note payable to Wendy’s	$—	$—	$1,115,904
Settlement of amounts receivable/payable from Wendy’s	$—	$—	$14,140
Settlement of notes receivable from Wendy’s	$—	$—	$318,596
Settlement of notes payable to Wendy’s	$—	$—	$(279,778)

NOTE 22 RELATED PARTY TRANSACTIONS

Prior to September 29, 2006, Wendy’s was considered to be a related party to the Company. However, on September 29, 2006, Wendy’s completed its spin-off of Tim Hortons Inc., and as a result, Wendy’s is no longer a related party as defined in FASB Statement No. 57 – Related Party Disclosures.

The following describes the nature and amounts of transactions/balances that the Company had with related parties during the years indicated:

In addition to the functions historically provided by Wendy’s to the Company as described in Note 3 to the Consolidated Financial Statements, certain Tim Hortons restaurants are located on sites in which a Wendy’s restaurant is also located. In Canada, the real estate for approximately 100 combination restaurants is controlled by a 50-50 joint venture (an Ontario General Partnership) between the Company and Wendy’s. Accordingly, the Ontario General Partnership is accounted for using the equity method, and income from the Company’s portion

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

of income from the joint venture is classified in equity income on the Company’s Consolidated Statements of Operations. In 2006, the joint venture with Wendy’s distributed $13.5 million representing the Company’s 50% share. At December 31, 2006, the Company’s investment in this joint venture was $47.0 million. See also Note 11 to the Consolidated Financial Statements. In the U.S., the Company controls approximately 30 combination restaurants, either through ownership or lease, and leases the Wendy’s portion of the combination restaurants to Wendy’s or a Wendy’s franchisee at a rate of 8.5% of the Wendy’s restaurant sales.

On July 17, 2006, the Company purchased four restaurant sites from Wendy’s Old Fashioned Hamburgers of New York, Inc., a wholly owned subsidiary of Wendy’s, which were formerly Wendy’s restaurants, for US$1 million.

In March 2006, the Company entered into various agreements with Wendy’s that defined the relationship in the interim period between the Company’s IPO and separation from Wendy’s as well as with respect to various post-separation matters. These agreements defined various matters related to the separation of Wendy’s and the Company generally, and, with respect to certain services provided under the shared services agreement, until the Company could provide the services themselves. These agreements include a master separation agreement, a shared services agreement, a tax sharing agreement and a registration rights agreement (see Note 3).

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

Notes and other transactions between the Company and Wendy’s may be settled in consideration other than cash. In 2005, the Company settled a $128.0 million note receivable from Wendy’s by offsetting that amount with a $108.5 million note payable to Wendy’s and accrued interest and other amounts payable to Wendy’s totalling $19.5 million. In November 2005, the majority of the intercompany balances outstanding at October 2, 2005, excluding the US$960.0 million note were settled by way of a $52.9 million distribution-in-kind to Wendy’s (see Note 17).

In 2007, the Company purchased $60.2 million of products from one of its joint ventures (2006: $26.0 million). These products were distributed by the Company to a portion of its system of restaurants. The Company received $24.0 million (2006: $24.0 million) in dividends from this joint venture in fiscal 2007.

NOTE 23 RECENT ACCOUNTING PRONOUNCEMENTS

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued SFAS No. 141R—Business Combinations (“SFAS 141R”). This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption of this pronouncement on the Company’s Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes on the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 24 QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues
Sales	$278,350	$307,994	$327,020	$335,210
Franchise revenues
Rents and royalties	127,240	140,114	143,449	142,638
Franchise fees	19,018	17,149	20,072	37,596

	146,258	157,263	163,521	180,234

Total revenues	424,608	465,257	490,541	515,444
Total costs and expenses, net	330,403	358,917	382,204	399,217

Operating income	$94,205	$106,340	$108,337	$116,227

Net income	$59,261	$67,239	$67,381	$75,670

Earnings per share – fully diluted	$0.31	$0.36	$0.36	$0.40

	2006
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues
Sales	$242,651	$263,453	$271,534	$294,767
Franchise revenues
Rents and royalties	115,524	126,843	127,912	133,096
Franchise fees	14,583	16,475	14,117	38,594

	130,107	143,318	142,029	171,690

Total revenues	372,758	406,771	413,563	466,457
Total costs and expenses, net	289,647	308,263	322,268	360,155

Operating income	$83,111	$98,508	$91,295	$106,302

Net income	$63,590	$76,310	$51,841	$67,855

Earnings per share – fully diluted	$0.39	$0.39	$0.27	$0.35

SCHEDULE II

TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions)	Balance at End of Year
	(in thousands)
Fiscal year ended December 30, 2007:
Deferred tax asset valuation allowance(1)	$80,138	$(2,454)	$(36,839)	$40,845
Allowance for doubtful accounts	2,024	1,196	(729)	2,491
Inventory reserve	2,713	290	(1,775)	1,228

	$84,875	$(968)	$(39,343)	$44,564

Fiscal year ended December 31, 2006:
Deferred tax asset valuation allowance	$40,380	$38,639	$1,119	$80,138
Allowance for doubtful accounts	2,029	422	(427)	2,024
Inventory reserve	1,791	1,689	(767)	2,713

	$44,200	$40,750	$(75)	$84,875

Fiscal year ended January 1, 2006:
Deferred tax asset valuation allowance	33,304	8,346	(1,270)	40,380
Allowance for doubtful accounts	3,148	(557)	(562)	2,029
Inventory reserve	1,322	750	(281)	1,791

	$37,774	$8,539	$(2,113)	$44,200

(1)

In the fiscal year ended December 30, 2007, the reduction of the deferred tax asset valuation allowance primarily represents a reduction related to translation adjustments and the settlement of the use of the Company’s tax attributes by Wendy’s pursuant to the tax sharing agreement.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	December 30, 2007	December 31, 2006	January 1, 2006
Valuation allowance, deferred income taxes	$40,845	$80,138	$40,380
Deducted from accounts receivable and notes receivable, net	2,491	2,024	2,029
Deducted from inventories and other, net	1,228	2,713	1,791

	$44,564	$84,875	$44,200

Report of Independent Registered Public Accounting Firm

To the Stockholders of Tim Hortons Inc:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income and Cash Flows present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement Schedule II, and on the Company's internal control over financial reporting as of December 30, 2007 based on our audits, which in 2007 were integrated. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of the Company’s internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for income taxes in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(Signed) PricewaterhouseCoopers LLP

Toronto, Canada

February 26, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is identified, processed, recorded, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 30, 2007, we carried out an evaluation, under the supervision, and with the participation, of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 30, 2007, that such disclosure controls and procedures were effective.

In the fourth quarter of 2007, we completed the migration of our general ledger and U.S. fixed asset repository from Wendy's information technology systems to our systems. In addition, in connection with the implementation of the TimCard, we introduced various information technology systems, and other internal control processes, to manage the TimCard program. Except for these changes, no change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

As of December 30, 2007, we were responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. Because we were a newly public company in 2006, our first required report on internal control over financial reporting was not required until December 30, 2007. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

As of December 30, 2007, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 30, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 30, 2007, as stated in their report set forth on page 128 hereof.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

On December 21, 2007, our Human Resources and Compensation Committee set the values for performance-conditioned restricted stock units ("P+RSUs") to be awarded to our named executive officers in May 2008. The terms of the P+RSUs will be substantially the same as the restricted stock units that we have previously granted, but the grant was conditioned upon the achievement of operating income, or EBIT, performance in 2007. The dollar value of the P+RSU awards to be made to each named executive officer was set at one-half of the total value of such named executive officer's total targeted long term compensation for 2007. Accordingly, the dollar value for Mr. Paul House will be $704,670, while the dollar value for each of the other named executive officers will be $206,541. The actual number of P+RSUs represented by these dollar values will depend on the price of our common stock on the May 2008 grant date, which, consistent with our prior practice, will be at least three business days after our earnings press release is published for the respective prior quarter. The awards will be made pursuant to our 2006 Stock Incentive Plan.

PART III

Items 10, 11, 12, and 13.    Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence

The information required by these Items, other than the information set forth below, is incorporated herein by reference from the Company’s 2008 Proxy Statement, which will be filed no later than 120 days after December 30, 2007. However, no information set forth in the 2008 Proxy Statement regarding the Audit Committee Report or the Report of the Human Resource and Compensation Committee on Executive Compensation shall be deemed incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Paul D. House	64	Chief Executive Officer, President and Chairman of the Board As of March 1, 2008: Executive Chairman, see below	1985
Donald B. Schroeder	61	Executive Vice President, Administration and General Counsel As of March 1, 2008: President and Chief Executive Officer, see below	1991
Cynthia J. Devine	43	Executive Vice President and Chief Financial Officer	2003
David F. Clanachan	46	Executive Vice President: Training, Operations Standards, Research and Development	1997
William A. Moir	59	Executive Vice President, Marketing	1990
Roland M. Walton	52	Executive Vice President, Operations	1997

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected or retained as an officer, except in the event of a change in control of the Company, as provided in the Company’s Change in Control Agreements described in the 2008 Proxy Statement under Compensation Discussion and Analysis and under Executive and Director Compensation. The executive officers of the Company are appointed by the Board of Directors.

Paul D. House joined the Company as Vice-President of Marketing in 1985. In January of 1993, Mr. House was named Chief Operating Officer, then President and Chief Operating Officer in 1995, and Chief Executive Officer in November of 2005. Mr. House was named Chairman of the Board in February, 2007. He was a director on the Wendy’s Board from 1998 until his resignation from that Board in February, 2007. Mr. House is a member of the Board of Directors of The Tim Horton Children’s Foundation and serves on the Advisory Board for Brock University Business School. Mr. House joined Dairy Queen Canada in 1972 and held various management positions until his promotion to Vice-President of Canadian Operations, responsible for the business in Canada. Mr. House holds a B.A. in Economics from McMaster University. As of March 1, 2008, Mr. House will serve as the full-time Executive Chairman of the Company and will resign as Chief Executive Officer.

Donald B. Schroeder joined the Company in 1991 as Vice President of Human Resources and International Development. He was named Executive Vice President of Administration in 1995, responsible for Human Resources, Administration, Manufacturing, and Distribution. Upon the separation of the Company from Wendy’s, Mr. Schroeder also assumed the role of General Counsel, Corporate Secretary, and Chief Compliance Officer. Mr. Schroeder is the President of The Tim Horton Children’s Foundation, a position he has held since 1991. Mr. Schroeder holds a Bachelor of Laws degree from the University of Western Ontario and a Master of Laws degree from Osgoode Hall Law School. On February 19, 2008, Mr. Schroeder was appointed to the Board of Directors of the Company, and as of March 1, 2008, Mr. Schroeder will become the President and Chief Executive Officer of the Company.

Cynthia J. Devine joined the Company in November 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, tax and information systems, for the Tim Hortons brand. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. Prior to joining the Company, Ms. Devine served as Senior Vice-President Finance for Maple Leaf Foods, a large Canadian food processing company, and from 1999 to 2001, held the position of Chief Financial Officer for Pepsi-Cola(R) Canada. Ms. Devine, a Canadian Chartered Accountant, holds an Honors Business Administration degree from the University of Western Ontario.

David F. Clanachan joined the Company in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations—Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food company, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training, Operations Standards and Research & Development. Mr. Clanachan is also the operations lead in the Company’s joint venture with IAWS. Mr. Clanachan holds a Bachelor of Commerce degree from the University of Windsor. Mr. Clanachan serves on the School of Hospitality and Tourism, Management Policy Advisory Board for the University of Guelph and as a director of the Canadian Hospitality Foundation.

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

New York Stock Exchange Certification

Our Chief Executive Officer has certified to the New York Stock Exchange that he is unaware of any violation by us of the corporate governance listing standards of the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the information under the headings “Audit Committee” and “Audit and Other Service Fees” in the Company’s 2008 Proxy Statement, which will be filed no later than 120 days after December 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations—Years ended December 30, 2007, December 31, 2006, and January 1, 2006.

Consolidated Balance Sheets—December 30, 2007, and December 31, 2006.

Consolidated Statements of Cash Flows—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Statements of Stockholders’ Equity—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Statements of Comprehensive Income—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

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

Non-Employee Director Deferred Stock Unit Plan.

Form of Canadian Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units

Form of U.S. Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units

U.S. Non-Employee Directors’ Deferred Compensation Plan.

Amended and Restated Officer Indemnification Agreement for Paul D. House, Cynthia J. Devine, David F. Clanachan, William A. Moir, Donald B. Schroeder, Roland M. Walton, and Peter Fragnelli.

Form of Officer Indemnification Agreement, as amended.

Form of Director Indemnification Agreement.

Form of Stock Unit Conversion Award Agreement (2006) – Settled in 2006.

Form of Formula Restricted Stock Unit Award Agreement for Independent Directors.

Form of 2006 Restricted Stock Unit Award Agreement for Canadian Employees, as amended.

Form of 2006 Restricted Stock Unit Award Agreement for Officers and Employees—U.S. Employees, as amended.

Form of 2007 Restricted Stock Unit Award Agreement for Canadian Employees.

Form of 2007 Restricted Stock Unit Award Agreement for U.S. Employees.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 136.

(c)	The following Consolidated Financial Statement Schedule of Tim Hortons Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

TIM HORTONS INC.

By:	/s/ PAUL D. HOUSE	2/26/08
Paul D. House Chief Executive Officer and President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. HOUSE	2/26/08	/s/ CYNTHIA J. DEVINE	2/26/08
Paul D. House Chief Executive Officer and President, Director and Chairman of the Board		Cynthia J. Devine Executive Vice President, Chief Financial Officer, and Principal Accounting Officer
		/s/ DONALD B. SCHROEDER	2/26/08
Donald B. Schroeder, Director

/s/ M. SHAN ATKINS*	2/26/08	/s/ MICHAEL J. ENDRES*	2/26/08
M. Shan Atkins, Director		Michael J. Endres, Director

/s/ FRANK IACOBUCCI*	2/26/08	/s/ JOHN A. LEDERER*	2/26/08
Frank Iacobucci, Lead Director		John A. Lederer, Director

/s/ DAVID H. LEES*	2/26/08	/s/ CRAIG S. MILLER*	2/26/08
David H. Lees, Director		Craig S. Miller, Director

/s/ WAYNE C. SALES*	2/26/08	/s/ MOYA M. GREENE*	2/26/08
Wayne C. Sales, Director		Moya M. Greene, Director

*By:	/s/ DONALD B. SCHROEDER	2/26/08
Donald B. Schroeder Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

3(a)	Amended and Restated Certificate of Incorporation	Incorporated herein by reference from Exhibit 3.1 of Form S-1/A, File No. 333 – 130035, filed on February 27, 2006.

(b)	Certificate of Designations	Incorporated herein by reference from Exhibit 4.2 of Form S-1/A, File No. 333 – 130035, filed on March 13, 2006.

(c)	Second Amended and Restated By-laws	Incorporated herein by reference from Exhibit 3 of Form 8-K filed on October 26, 2007.

4	Rights Agreement between the Company and Computershare Investor Services, LLC	Incorporated herein by reference from Exhibit 4.1 of Form S-1/A, File No. 333-130035, filed on March 1, 2006.

10(a)	Form of Employment Agreement between The TDL Group Corp., the Company and Paul D. House, as amended	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

(b)	Form of Employment Agreement between The TDL Group Corp., the Company and each of Cynthia J. Devine, David F. Clanachan, William A. Moir, Donald B. Schroeder and Roland M. Walton, as amended	Incorporated herein by reference from Exhibit 10(b) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

(c)	Executive Annual Performance Plan, as amended and restated effective January 1, 2008	Filed herewith.

(d)	Amended and Restated Supplementary Retirement Plan	Incorporated herein by reference from Exhibit 99.1 (Incorrectly labeled and filed as Exhibit 99.2) of the Form 8-K filed on October 27, 2006.

(e)	2006 Stock Incentive Plan, amended through February 2008	Filed herewith.

(f)	Non-Employee Director Deferred Stock Unit Plan, as amended through January 1, 2008	Filed herewith.

(g)	Form of Canadian Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units	Incorporated herein by reference from Exhibit 10(g) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

(h)	Form of U.S. Director Deferred Stock Unit Plan Award Agreement for Deferred Stock Units, as amended	Incorporated herein by reference from Exhibit 10(h) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

(i)	U.S. Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2008	Filed herewith.

Exhibit	Description	Where found

(j)	Form of Amended and Restated Officer Indemnification Agreement for Paul D. House, Cynthia J. Devine, David F. Clanachan, William A. Moir, Donald B. Schroeder, Roland M. Walton, and Peter Fragnelli.	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.

(k)	Form of Officer Indemnification Agreement, as amended (Effectively amended and restated the form of Officer Indemnification Agreement filed as Exhibit 10.7 of S-1/A No. 333-10035, filed on February 27, 2006)	Incorporated herein by reference from Exhibit 10(j) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

(l)	Form of Director Indemnification Agreement	Incorporated herein by reference from Exhibit 10.8 of Form S-1/A, File No. 333-130035, filed on February 27, 2006.

(m)	Form of Stock Unit Conversion Award Agreement (2006) – Settled in 2006	Incorporated herein by reference from Exhibit 10(a)(i) of Form 10-Q for the quarter ended April 2, 2006, filed on May 12, 2006.

(n)	Form of Formula Restricted Stock Unit Award Agreement for Independent Directors	Incorporated herein by reference from Exhibit 10(1)(a) of Form 10-Q for the quarter ended July 2, 2006, filed on August 11, 2006.

(o)	Form of Restricted Stock Unit Award Agreement—Canadian Employees (2006 Award), as amended (Administrative amendment to accommodate fractional interests for plan administration)	Incorporated herein by reference from Exhibit 10(n) to Form 10-K for the year ended December 31, 2006, filed on March 9, 2007; Administrative amendment filed as Exhibit 10(b) to Form 10-Q for the quarter ended July 1, 2007, filed on August 9, 2007.

(p)	Form of Restricted Stock Unit Award Agreement Officers and Employees – U.S. Employees (2006 Award) (Administrative amendment to accommodate fractional interests for plan administration)

Incorporated herein by reference from

Exhibit 10(1)(b) of Form 10-Q for the

quarter ended July 2, 2006, filed on August

11, 2006; Administrative amendment filed as Exhibit 10(c) to Form 10-Q for the quarter ended July 1, 2007, filed on August 9, 2007.

(q)	Form of Restricted Stock Unit Award Agreement—U.S. Employees (2007 Award)	Incorporated herein by reference from Exhibit 10(d) to Form 10-Q for the quarter ended April 1, 2007, filed on May 10, 2007.

(r)	Form of Restricted Stock Unit Award Agreement – Canadian Employees (2007 Award)	Incorporated herein by reference from Exhibit 10(c) to Form 10-Q for the quarter ended April 1, 2007, filed on May 10, 2007.

(s)	Senior Facilities Credit Agreement among The TDL Group Corp., the Company and certain lenders and agents named therein, dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10.9 to Form S-1/A, File No. 333- 130035 filed on March 1, 2006.

(t)	Amendment No. 1 to the Senior Facilities Credit Agreement among The TDL Group Corp., the Company and certain lenders and agents named therein, dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10(a) to Form 8-K filed on April 27, 2006.

Exhibit	Description	Where found

(u)	Form of Master Separation Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.1 to Form S-1/A, File No. 333- 130035 filed on February 27, 2006.

(v)	Form of Shared Services Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.2 to Form S-1/A, File No. 333- 130035 filed on February 27, 2006.

(w)	Letter agreement amendment to the Shared Services Agreement between the Company and Wendy's International, Inc., dated June 29, 2007	Incorporated herein by reference from Exhibit 10(a) to Form 10-Q for the quarter ended July 1, 2007, filed on August 9, 2007.

(x)	Form of Tax Sharing Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.3 to Form S-1/A, File No. 333- 130035 filed on February 27, 2006.

(y)	Amendment No. 1 to Tax Sharing Agreement between the Company and Wendy's International, Inc., dated November 7, 2007	Incorporated herein by reference from Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP	Filed herewith.

24	Powers of Attorney	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Filed herewith.