Form 10-Q
period 2008-03-30
Tim Hortons Inc.
filed 2008-05-07
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common shares, US$0.001 par value per share	184,708,766 shares

Exhibit Index on page 35.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	First quarter ended
	March 30, 2008	April 1, 2007
Revenues
Sales	$306,506	$278,350
Franchise revenues
Rents and royalties	135,880	127,240
Franchise fees	17,931	19,018

	153,811	146,258

Total revenues	460,317	424,608

Costs and expenses
Cost of sales	272,283	247,404
Operating expenses	50,009	47,176
Franchise fee costs	18,280	16,403
General and administrative expenses	30,886	28,750
Equity (income)	(7,362)	(9,777)
Other (income) expense, net	(283)	447

Total costs and expenses, net	363,813	330,403

Operating income	96,504	94,205
Interest (expense)	(6,351)	(5,621)
Interest income	1,990	1,996

Income before income taxes	92,143	90,580
Income taxes (note 2)	30,323	31,319

Net income	$61,820	$59,261

Basic and diluted earnings per share of common stock (note 3)	$0.33	$0.31

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	185,515	190,383

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	185,811	190,563

Dividend per share of common stock	$0.09	$0.07

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars)

	As at
	March 30, 2008	December 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$77,541	$157,602
Restricted cash	17,897	37,790
Accounts receivable, net	104,529	104,889
Notes receivable, net	13,178	10,824
Deferred income taxes	12,640	11,176
Inventories and other, net (note 4)	61,107	60,281
Advertising fund restricted assets (note 5)	20,952	20,256

Total current assets	307,844	402,818
Property and equipment, net	1,218,075	1,203,259
Notes receivable, net	15,045	17,415
Deferred income taxes	23,198	23,501
Intangible assets, net	3,011	3,145
Equity investments	134,115	137,177
Other assets	9,879	9,816

Total assets	$1,711,167	$1,797,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 6)	$100,139	$133,412
Accrued liabilities
Salaries and wages	6,240	17,975
Taxes	14,352	34,522
Other (note 6)	60,369	95,777
Advertising fund restricted liabilities (note 5)	40,334	39,475
Current portion of long-term obligations	5,902	6,137

Total current liabilities	227,336	327,298

Long-term obligations
Term debt	328,370	327,956
Advertising fund restricted debt (note 5)	12,024	14,351
Capital leases	54,834	52,524

	395,228	394,831
Deferred income taxes	15,218	16,295
Other long-term liabilities	60,922	56,624
Commitments and contingencies (note 7)
Stockholders’ equity
Common stock (U.S. $0.001 par value per share); Authorized: 1,000,000,000 shares; Issued: 193,302,977 shares	289	289
Capital in excess of par value	932,644	931,084
Treasury stock, at cost: 8,219,926 and 6,750,052 shares, respectively (note 8)	(286,554)	(235,155)
Common stock held in trust, at cost: 421,344 and 421,344 shares, respectively	(14,628)	(14,628)
Retained earnings	504,059	458,958
Accumulated other comprehensive income (loss):
Cumulative translation adjustments and other	(123,347)	(138,465)

Total stockholders’ equity	1,012,463	1,002,083

Total liabilities and stockholders’ equity	$1,711,167	$1,797,131

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	March 30, 2008	April 1, 2007
Net cash provided from operating activities	$18,473	$1,769
Cash flows (used in) provided from investing activities
Capital expenditures	(32,511)	(38,525)
Principal payments on notes receivable	689	2,996
Other investing activities	(127)	(63)

Net cash used in investing activities	(31,949)	(35,592)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(51,399)	(45,013)
Dividend payments	(16,719)	(13,338)
Purchase of common stock held in trust	—	(630)
Proceeds from issuance of debt, net of issuance costs	1,257	1,308
Principal payments on other long-term debt obligations	(1,271)	(1,351)

Net cash used in financing activities	(68,132)	(59,024)
Effect of exchange rate changes on cash	1,547	(315)

Decrease in cash and cash equivalents	(80,061)	(93,162)
Cash and cash equivalents at beginning of period	157,602	176,083

Cash and cash equivalents at end of period	$77,541	$82,921

Supplemental disclosures of cash flow information:
Interest paid	$5,852	$9,035
Income taxes paid	$49,346	$44,257
Non-cash investing and financing activities:
Capital lease obligations incurred	$4,751	$2,021

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended March 30, 2008	Year ended December 30, 2007
Common stock
Balance at beginning and end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$931,084	$918,043
Stock - based compensation	1,560	3,925
Tax sharing payment from Wendy’s	—	9,116

Balance at end of period	$932,644	$931,084

Treasury stock
Balance at beginning of period	$(235,155)	$(64,971)
Purchased during the period (note 8)	(51,399)	(170,604)
Reissued during the period	—	420

Balance at end of period	$(286,554)	$(235,155)

Common stock held in trust
Balance at beginning of period	$(14,628)	$(9,171)
Purchased during the period	—	(7,202)
Disbursed from Trust during the period	—	1,745

Balance at end of period	$(14,628)	$(14,628)

Retained earnings
Balance at beginning of period	$458,958	$248,980
Opening adjustment – adoption of FIN 48	—	(6,708)

Adjusted opening retained earnings	458,958	242,272
Net income	61,820	269,551
Dividends	(16,719)	(52,865)

Balance at end of period	$504,059	$458,958

Accumulated other comprehensive income (loss)
Balance at beginning of period	(138,465)	(74,766)
Other comprehensive income (loss) (note 9)	15,118	(63,699)

Balance at end of period	(123,347)	(138,465)

	$1,012,463	$1,002,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY –

NUMBER OF SHARES OF COMMON STOCK

(Unaudited)

(in thousands of shares of common stock)

	First quarter ended March 30, 2008	Year ended December 30, 2007
Common stock
Balance at beginning and end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(6,750)	(1,930)
Purchased during the period (note 8)	(1,470)	(4,832)
Reissued during the period	—	12

Balance at end of period	(8,220)	(6,750)

Common stock held in trust
Balance at beginning of period	(421)	(266)
Purchased during the period	—	(207)
Disbursed from Trust during the period	—	52

Balance at end of period	(421)	(421)

Common stock issued and outstanding	184,662	186,132

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

The Company’s principal business is the development and franchising of quick-service restaurants that serve high-quality food, including coffee and other hot and cold beverages, baked goods, sandwiches and soups. In addition, the Company has vertically-integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable, and in some locations, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of March 30, 2008, the Company and its franchisees operated 2,839 restaurants in Canada (99.2% franchised) and 399 restaurants in the United States (“U.S.”) (90.0% franchised) under the name “Tim Hortons.” There are 168 licensed locations in the Republic of Ireland and the United Kingdom as of March 30, 2008 (December 30, 2007 – 143).

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of March 30, 2008 and December 30, 2007, and the condensed results of operations, comprehensive income (see Note 9) and cash flows for the quarters ended March 30, 2008 and April 1, 2007. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2007 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. The December 30, 2007 Condensed Consolidated Balance Sheet was derived from the same audited 2007 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP.

The functional currency of Tim Hortons Inc. is the Canadian dollar as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada and the Company is primarily managed in Canadian dollars. As a result, the Company has selected the Canadian dollar as its reporting currency.

Restricted cash

Amounts presented as restricted cash on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s cash card program. The cash card program was established in late 2007. The balances as of March 30, 2008 and December 30, 2007 represent the amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. It is the current intention of the Company that interest on the restricted cash will be contributed to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued Liabilities, Other and are disclosed in Note 6.

Restricted cash increases or decreases are reflected in cash from operations on the Condensed Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued Liabilities, Other on the Condensed Consolidated Balance Sheet. Changes in the customer obligations are included in cash from operations as the offset to changes in restricted cash.

Accounting for fair value measurements

Effective December 31, 2007, the Company adopted SFAS No. 157 – Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 – Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only (see Note 11).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Effective December 31, 2007, the Company also adopted SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis with changes in value reported in earnings. The Company did not elect to report any assets or liabilities at fair value under this standard.

NOTE 2 INCOME TAXES

The effective income tax rate for the quarter ended March 30, 2008 was 32.9%, compared to 34.6% for the first quarter ended April 1, 2007. This variance between periods is primarily explained by the reduction in Canadian federal statutory rates in 2008.

NOTE 3 NET INCOME PER SHARE OF COMMON STOCK

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

The computations of basic and diluted earnings per share of common stock are shown below:

	First quarter ended
	March 30, 2008	April 1, 2007
Net income for computation of basic and diluted earnings per share of common stock	$61,820	$59,261

Weighted average shares outstanding for computation of basic earnings per share of common stock (in thousands)	185,515	190,383
Dilutive restricted stock units (in thousands)	296	180

Weighted average shares outstanding for computation of diluted earnings per share of common stock (in thousands)	185,811	190,563

Basic earnings per share of common stock	$0.33	$0.31

Diluted earnings per share of common stock	$0.33	$0.31

NOTE 4 INVENTORIES AND OTHER, NET

Inventories and other include the following as of March 30, 2008 and December 30, 2007:

	March 30, 2008	December 30, 2007
Inventories – finished goods	$48,416	$48,872
Inventory obsolescence provision	(798)	(1,228)

Inventories, net	47,618	47,644
Prepaids and other	13,489	12,637

Total inventories and other, net	$61,107	$60,281

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45—Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as, in substance, an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheet. In addition, at March 30, 2008 and December 30, 2007, property and equipment, net, included $31.4 million and $33.6 million, respectively, of advertising fund property and equipment.

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts Payable are construction holdbacks and accruals of $17.0 million and $24.6 million as at March 30, 2008 and December 30, 2007, respectively.

Included within Accrued Liabilities, Other are the following obligations as at March 30, 2008 and December 30, 2007:

	March 30, 2008	December 30, 2007
Gift certificate obligations	$15,546	$25,147
Cash card obligations	17,982	37,784
Other accrued liabilities	26,841	32,846

	$60,369	$95,777

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.7 million and $0.7 million as at March 30, 2008 and December 30, 2007, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $9.3 million as at March 30, 2008 and $8.1 million as at December 30, 2007 in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these guarantees because management does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

NOTE 8 CAPITAL STOCK

In October 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264 of the Company’s outstanding shares (“share repurchase limit”). The Company authorized the commencement of the program only after receipt of all regulatory approvals. The program is expected to be in place until October 30, 2008, but may terminate earlier if the $200 million maximum or share repurchase limit is reached, or, at the discretion of the Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). Regulatory approval from the TSX was received on October 29, 2007 for the Company’s normal course issuer bid to implement the program. For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock through a broker at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, the Company also intends to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements.

In the first quarter of 2008, the Company purchased 1.5 million shares of common stock for a total cost of $51.4 million under this repurchase program. The total accumulated purchases under this program as at March 30, 2008 are $87.0 million.

In the first quarter of 2007, the Company purchased 1.3 million shares of common stock for a total cost of $45.0 million under the Company’s first repurchase program, which was completed in September 2007.

NOTE 9 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income are shown below:

	First quarter ended
	March 30, 2008	April 1, 2007
Net income	$61,820	$59,261

Other comprehensive income (loss)
Translation adjustments	15,098	(3,333)
Cash flow hedges:
Net change in fair value of derivatives	(1,458)	(438)
Amounts realized in earnings during the period	1,478	(797)

Total cash flow hedges	20	(1,235)

Total other comprehensive income (loss)	15,118	(4,568)

Total comprehensive income	$76,938	$54,693

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	First quarter ended
	March 30, 2008	April 1, 2007
Cash flow hedges:
Net change in fair value of derivatives	1,111	84
Amounts realized in earnings	—	8

NOTE 10 SEGMENT REPORTING

The Company operates in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues shown between reportable segments.

The table below presents information about reportable segments:

	First quarter ended
	March 30, 2008	% of Total	April 1, 2007	% of Total
Revenues
Canada	$426,488	92.7%	$388,212	91.4%
U.S.	33,829	7.3%	36,396	8.6%

	$460,317	100.0%	$424,608	100.0%

Segment Operating Income (Loss)
Canada	$106,535	102.8%	$106,684	104.0%
U.S.	(2,879)	(2.8)%	(4,118)	(4.0)%

Reportable Segment Operating Income	$103,656	100.0%	$102,566	100.0%

Corporate Charges(1)	(7,152)		(8,361)

Consolidated Operating Income	$96,504		$94,205
Interest, net	(4,361)		(3,625)
Income Taxes	(30,323)		(31,319)

Net Income	$61,820		$59,261

Capital Expenditures
Canada	$23,368	71.9%	$25,604	66.5%
U.S.	9,143	28.1%	12,921	33.5%

	$32,511	100.0%	$38,525	100.0%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of income from international operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	First quarter ended
	March 30, 2008	April 1, 2007
Sales
Warehouse sales	$264,705	$235,335
Company-operated restaurant sales	11,598	15,707
Sales from restaurants consolidated under FIN46R	30,203	27,308

	$306,506	$278,350

Franchise revenues
Rents and royalties	$135,880	$127,240
Franchise fees	17,931	19,018

	153,811	146,258

Total revenues	$460,317	$424,608

Cost of sales related to Company-operated restaurants were $13.8 million and $18.4 million for the first quarters ended March 30, 2008 and April 1, 2007, respectively.

The following table outlines the Company’s franchised locations and system activity for the first quarters ended March 30, 2008 and April 1, 2007:

	First quarter ended
	March 30, 2008	April 1, 2007
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,149	2,952
Franchises opened	25	20
Franchises closed	(6)	(3)
Net transfers within the system	6	5

Franchise restaurants in operation – end of period	3,174	2,974
Company-operated restaurants, net	64	90

Total systemwide restaurants	3,238	3,064

Excluded from the above franchise restaurant progression table are 168 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as of March 30, 2008.

NOTE 11 FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs. The first two levels are considered observable and the last unobservable. These are used to measure fair value as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

•

Level 2 – Inputs, other than Level 1 inputs, that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and/or liabilities measured at fair value on a recurring basis as of March 30, 2008:

	Fair value measurements as of March 30, 2008
	Level 1	Level 2	Level 3	Total
Derivative Assets: Forward currency contracts	$—	$1,331	$—	$1,331
Derivative Liabilities: Interest rate swaps	$—	$4,186	$—	$4,186

The Company values derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model, including exchange rates, interest rates, credit spreads, and volatilities.

NOTE 12 RECENT ACCOUNTING PRONOUNCEMENTS

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

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 — Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 31, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 29, 2008, the standard will also apply to all other fair value measurements (see Note 11).

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128—Earnings per Share, with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In March 2008, the FASB issued SFAS No. 161 — Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 — Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2007 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report on Form 10-K and set forth in our Safe Harbor statement attached hereto as Exhibit 99, as well as our other descriptions of risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of March 30, 2008, 3,174 or 98.0% of our restaurants were franchised, representing 99.2% in Canada and 90.0% in the U.S. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system and the strength of our brand. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also impacts distribution revenues.

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

Executive Overview

We franchise and operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of March 30, 2008, we leased or owned the real estate for approximately 82% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as our more recent self-serve kiosks located in gas and convenience locations. We distribute coffee and other drinks, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the third quarter of 2007, we completed the roll-out of distribution of frozen and refrigerated products from our Guelph facility, which now services approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 168 licensed locations in the Republic of Ireland and the United Kingdom, which are primarily self-serve kiosks, and operate under the name “Tim Hortons”.

Systemwide sales grew by 7.2% in the first quarter of 2008 as a result of new restaurant expansion in both Canada and the U.S. and continued same-store sales growth. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants.

In the first quarter of 2008, Canadian same-store sales growth was 3.5% (6.3% in Q1 2007). Pricing impacted the first quarter 2008 Canadian growth rates by approximately 2.5%. Also affecting our first quarter 2008 Canadian same-store sales growth was the significant snowfall in key markets, the introduction of new statutory holidays in Ontario and Manitoba in

2008, and the shift of Easter to March 2008 from April 2007, all of which resulted in a reduction of customer visits. The impact of the new statutory holidays, and the Easter shift had an estimated negative impact on Canadian same-store sales of up to 1%.

Our U.S. same-store sales growth was 1.0% in the first quarter of 2008 (4.0% in Q1 2007). Pricing did not have an impact on U.S. same-store sales growth in the first quarter of 2008. Similar to the Canadian market, the timing of Easter in 2008 compared to 2007 and the significant snowfall in many of our U.S. markets both resulted in a reduction of customer visits on those days. As such, our first quarter growth reflects these significant snowfalls and the timing shift of Easter in 2008 compared to 2007, which was compounded by economic weakness and higher cost pressures such as commodities, gasoline and labour.

In the first quarter of 2008, our revenues increased $35.7 million, or 8.4%, over the first quarter of 2007 primarily as a result of higher distribution revenues relating to the implementation of three-channel distribution (dry, frozen and refrigerated) in Ontario. The Guelph transition to three-channel delivery was not fully completed in the first quarter of 2007. In addition, growth in the number of systemwide restaurants and continued average same-store sales gains resulted in higher royalty, rental and distribution revenues.

Operating income increased $2.3 million, or 2.4%, in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of higher revenues, as discussed above, partially offset by lower equity income and higher franchise fee costs. In the first quarter of 2007, equity income included a non-cash tax benefit of approximately $1 million recognized by our bakery joint venture. This tax benefit did not recur in 2008. First quarter 2008 equity income also reflects lower operating income at our bakery joint venture as a result of a product supply issue and commissioning costs for a new pastry line that was put into operation in the first quarter of 2008. We currently anticipate this line to be servicing system restaurants by the end of the second quarter of 2008. In addition, franchise fee costs were higher as a result of higher unit sales, and higher renovation and other support costs.

Our operating income performance during the first quarter of 2008 was below our annual targeted growth rate of 10%; however, it was only modestly below our expectations since we had anticipated a challenging quarter. In addition, the U.S. economy has shown signs of a slowdown and the Canadian economy may follow; historically, we have proven to be fairly resilient, however, in challenging economic circumstances. Although we are not immune to recessionary impacts, we believe we are well-positioned to support customers looking for value without trading off quality. We do expect, overall, to see more volatility quarter-to-quarter in the quick service restaurant sector, which may include reductions in customer visits. Also, we will likely have a stronger second half of 2008 than first half, particularly given the severe winter weather conditions that persisted in the first quarter of 2008. Despite these challenges, and as previously announced, we remain confident that we will achieve same-store sales growth for the U.S. and Canada within our targeted ranges of 2%-4% and 4%-6%, respectively. We also remain confident that we will achieve our 10% operating income growth, excluding restructuring charges (see below). The rest of our 2008 targets remain unchanged.

Net income increased $2.6 million, or 4.3%, during the first quarter of 2008 as compared to the first quarter of 2007. The increase in net income was the result of the higher operating income and lower income tax expense, partially offset by higher interest expense. Diluted earnings per share increased to $0.33 in the first quarter of 2008 from $0.31 in the first quarter of 2007. The diluted weighted average number of shares outstanding in the first quarter of 2008 was 185.8 million or 2.5% lower than the diluted weighted average share count in the first quarter of 2007, due to the Company’s share repurchase program.

On April 30, 2008, we announced changes to our executive structure to both strengthen and streamline executive oversight of key business operations. In addition, certain employees are leaving the organization under various retirement and other arrangements. A restructuring charge of approximately $3.8 million will be taken in the second quarter of 2008 relating to the retirement and other arrangements, which is expected to result in future annualized savings of approximately $1.5 million. As set forth above, our 2008 operating income target of 10% growth excludes this one-time charge.

During the first quarter of 2008, a total of 1.5 million shares of our common stock were repurchased by the Company at an average cost of $34.97 per share for a total cost of $51.4 million.

Our Board of Directors approved a 28.6% increase in the quarterly dividend to $0.09 per share in February 2008. The Company declared and paid its March 2008 dividend at this new rate. Our Board of Directors declared our eighth consecutive quarterly dividend payable on June 13, 2008 to shareholders of record as of May 30, 2008 also at the $0.09 rate per share. The Company’s current dividend policy is to pay a total of 20-25% of prior year, normalized annual net earnings in dividends each year. The payment of future dividends remains subject to the discretion of our Board of Directors.

Selected Operating and Financial Highlights

	First quarter ended
	March 30, 2008	April 1, 2007
Systemwide sales growth(1)	7.2%	10.4%
Average same-store sales growth(2)
Canada	3.5%	6.3%
U.S	1.0%	4.0%
Systemwide restaurants	3,238	3,064
Revenues (in millions)	$460.3	$424.6
Operating income (in millions)	$96.5	$94.2
Net income (in millions)	$61.8	$59.3
Basic and diluted earnings per share	$0.33	$0.31
Weighted average number of shares of common stock outstanding – Diluted (in millions)	185.8	190.6

(1)

Total systemwide sales growth and U.S. average same-store sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations.

(2)

Historically, in our U.S. business, a restaurant was included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening. Commencing in the first quarter of 2008, we began calculating our Canadian average same-store sales growth on this basis as well. This change aligns same-store calculation methodologies between Canada and the U.S., and with current industry practices. This adjustment did not have a significant impact on reported Canadian same-store sales for the first quarter of 2008. The comparative first quarter 2007 Canadian same-store sales growth rates have been recalculated using the 2008 methodology (see “Average Same-Store Sales Growth”).

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants, although approximately 98% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee, labour and other supplies.

Product innovation continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. In the first quarter of 2008, we launched an expanded breakfast offering (i.e., homestyle hash brown and the Bagel B.E.L.T.) and, in the U.S., some “combo” meal offerings. In addition, late in the first quarter, we launched a hot roast beef sandwich, which complements our lunch offering and leverages equipment already in place at restaurants from the breakfast sandwich roll-out. We also promoted our annual Roll Up The Rim to Win® contest.

As mentioned above, Canadian and U.S. average same-store sales growth are calculated on a consistent basis, with restaurants being included beginning in the 13th month following the restaurant’s opening. This change is also consistent with current industry practices. We have adjusted our historical quarterly average same-store sales growth data set forth in the first table below to reflect the change in methodology for the Canadian calculation. We have made similar adjustments to previously-reported annual same-store sales information below as well. As such, the following tables set forth comparative average same-store sales increases by quarter for fiscal 2007 and 2006 and by year for the ten-year period from 1998 to 2007 on a comparable 52-week basis. The change in methodology for Canada had a greater impact in historical years when we had higher new restaurant development activities relative to our lower historical total Canadian restaurant count, as compared to the more recent years when new restaurant development represents a smaller percentage of our overall Canadian restaurant base. The U.S. methodology has not changed.

	Historical Average Same-Store Sales Increase
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Canada
2007	6.3%	6.6%	7.7%	3.8%	6.1%
2006	8.8%	6.2%	6.2%	9.9%	7.7%
U.S.
2007	4.0%	3.8%	4.5%	4.2%	4.1%
2006	9.8%	8.4%	9.2%	8.3%	8.9%

Canada (as previously reported)
2007	6.3%	6.5%	7.5%	3.4%	5.9%
2006	8.7%	6.1%	5.9%	9.3%	7.5%

	Canada (as previously reported)	Canada	U.S.
2007	5.9%	6.1%	4.1%
2006	7.5%	7.7%	8.9%
2005	5.2%	5.5%	7.0%
2004	7.4%	7.8%	9.8%
2003	4.8%	5.3%	4.5%
2002	7.2%	7.9%	9.9%
2001	7.8%	8.5%	7.7%
2000	9.1%	9.8%	12.7%
1999	10.5%	11.1%	13.9%
1998	10.2%	11.2%	6.9%
10-year average	7.6%	8.1%	8.5%

As stated above, our historical average same-store sales trends are not necessarily indicative of future results.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for the first quarters ended March 30, 2008 and April 1, 2007, respectively:

	March 30, 2008	April 1, 2007
Canada
Restaurants opened	22	16
Restaurants closed	(6)	(3)

Net change	16	13

U.S.
Restaurants opened	3	5
Restaurants closed	(2)	(1)

Net change	1	4

Total Company
Restaurants opened	25	21
Restaurants closed	(8)	(4)

Net change	17	17

From the end of the first quarter of 2007 to the end of the first quarter of 2008, we opened 202 system restaurants including both franchised and company-operated restaurants, and we had 28 restaurant closures for a net increase of 174 restaurants. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

The following table shows our restaurant count as of March 30, 2008, December 30, 2007 and April 1, 2007:

Systemwide Restaurant Count

	As of March 30, 2008	As of December 30, 2007	As of April 1, 2007
Canada
Company-operated	24	30	35
Franchise	2,815	2,793	2,689

Total	2,839	2,823	2,724

% Franchised	99.2%	98.9%	98.7%
U.S.
Company-operated	40	42	55
Franchise	359	356	285

Total	399	398	340

% Franchised	90.0%	89.4%	83.8%
Total system
Company-operated	64	72	90
Franchise	3,174	3,149	2,974

Total	3,238	3,221	3,064

% Franchised	98.0%	97.8%	97.1%

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

The following tables contain information about the operating income (loss) of our reportable segments:

	First quarter				Change from prior quarter
	March 30, 2008	% of Revenues	April 1, 2007	% of Revenues
					Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$106,535	23.1%	$106,684	25.1%	$(149)	(0.1)%
U.S.	(2,879)	(0.6)%	(4,118)	(1.0)%	1,239	(30.1)%

Total Segment operating income	103,656	22.5%	102,566	24.1%	1,090	1.1%
Corporate(1)	(7,152)	(1.6)%	(8,361)	(1.9)%	1,209	(14.5)%

Total operating income	$96,504	21.0%	$94,205	22.2%	$2,299	2.4%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from international operations (discussed below).

Segment operating income increased $1.1 million, or 1.1%, in the first quarter of 2008 compared to the first quarter of 2007. This increase related to improved results in our U.S. segment as our Canadian segment was essentially unchanged.

In the first quarter of 2008, our Canadian segment operating income was essentially flat compared to the first quarter of 2007. Canadian segment operating income and margins were impacted by lower equity income; lower franchise fee income, due to lower resales and higher equipment and support costs; and, higher general and administrative costs, consistent with the growth in our business. Offsetting these costs were increased revenues and associated costs from the distribution business. Our distribution business generally has lower margins, but a positive overall income contribution. Canadian average same-store sales growth was 3.5%. Pricing accounted for 2.5% of this growth. Significant snowfall and new statutory holidays in Ontario and Manitoba, as well as the timing of Easter compared to the previous year, all reduced customer visits on those days and negatively impacted first quarter 2008 same-store sales growth. We had price increases in certain Canadian markets, including slightly less than 4% in Ontario in early April 2008 and slightly less than 2% in Quebec in early May 2008, respectively. The estimated positive impact of these price increases is included in our 2008 same-store sales targets. Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs and changes in commodity costs. We typically expect price increases in one or more markets throughout a given year, however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing. In the first quarter of 2008, we opened 22 restaurants in Canada and closed 6, compared to opening 16 restaurants and closing 3 in the first quarter of 2007.

The U.S. operating segment loss was $2.9 million in the first quarter of 2008 compared to a loss of $4.1 million in the first quarter of 2007. The U.S. operating loss was lower in the first quarter of 2008 compared to the first quarter of 2007 due to improved performance at our coffee roasting operations and the positive impact of foreign exchange translation. Lower losses from Company-operated stores also contributed to the year-over-year U.S. operating performance; however, these losses were partially offset by increased relief given to our franchisees. This higher relief was mainly due to the high number of new store openings late in 2007 and from the transition of Company-operated restaurants to franchised restaurants. U.S. average same-store sales growth was 1%. There was no pricing impact in our U.S. first quarter 2008 sales growth. In late April 2008, we had price increases in certain U.S. markets of approximately 3%, varying by region. The estimated positive impact of these price increases is included in our 2008 same-store sales targets. There can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing. During the first quarter of 2008, we opened 3 new restaurants and closed 2, as compared to opening 5 new restaurants and closing 1 in the first quarter of 2007. We also completed the rollout of TimCard in the U.S. in the first quarter of 2008.

We continue to make progress in the development and growth of most of our U.S. markets and have traditionally expanded into adjacent markets once our core markets are established. In 2008, we will advance this strategy by developing a presence in both Lansing, Michigan and Syracuse, New York. Notwithstanding this growth, we anticipate that U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we continue our growth and expansion into new and existing markets. As we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on past experience, as we add new restaurants in these developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief of rents and royalties, and in some cases, relief for other operating costs, for a period of time to support these franchisees. The relief offsets our rents and royalties revenues. Also, in developing markets when we transition a restaurant from a Company-operated restaurant to either a full franchised restaurant or a restaurant governed by an operator agreement, we generally provide relief to the franchisee for an initial period. We are generally able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth. In 2008, we do not believe that the U.S. segment will be a significant contributor to our consolidated operating income.

Corporate charges were $7.2 million in the first quarter of 2008 compared to $8.4 million in the first quarter of 2007. The reduced expenses were primarily attributable to lower shareholder costs due to our adoption of the SEC’s new “notice and access” model for the provision of proxy materials to shareholders through posting at a dedicated website where shareholders can view the information and vote on-line, as opposed to required mailing of all materials to all of our shareholders. In addition, we had certain foreign exchange gains in the first quarter of 2008 versus foreign exchange losses in the first quarter of 2007.

Included in corporate charges is a nominal amount of operating income from our international operations in the Republic of Ireland and the United Kingdom for the first quarter of 2008. This income is included in corporate charges because this venture was being managed corporately during the quarter. As of March 30, 2008, we had 168 licensed locations in the Republic of Ireland and the United Kingdom, which are excluded from our restaurant counts. These licensed locations primarily operate using our self-serve kiosk model. At this time, this business contributes nominal amounts to distribution sales and royalties revenue as well as to consolidated operating income. With the recently announced changes to our executive structure, we have dedicated one of our most senior members of our executive team to the focused evaluation and potential growth of international opportunities, as well as continued emphasis on the successful development of our U.S. business.

Overall, our total segment operating income from our reportable segments was 22.5% and 24.1% as a percentage of total revenues for the quarters ended March 30, 2008 and April 1, 2007, respectively.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s on September 29, 2006, as well as with respect to various post-separation matters. Our only continuing contractual relationship with Wendy’s is the tax sharing agreement governing certain tax matters between us and Wendy’s (see “Income Taxes”).

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the first quarter of 2008 as compared to the first quarter of 2007.

	First quarter ended				Change from prior quarter
	March 30, 2008	% of Revenues	April 1, 2007	% of Revenues
					$	%
	(in thousands, except where noted)
Revenues
Sales	$306,506	66.6%	$278,350	65.5%	$28,156	10.1%
Franchise revenues:
Rents and royalties(1)	135,880	29.5%	127,240	30.0%	8,640	6.8%
Franchise fees	17,931	3.9%	19,018	4.5%	(1,087)	(5.7)%

	153,811	33.4%	146,258	34.5%	7,553	5.2%

Total revenues	460,317	100.0%	424,608	100.0%	35,709	8.4%

Costs and expenses
Cost of sales	272,283	59.2%	247,404	58.3%	24,879	10.1%
Operating expenses	50,009	10.9%	47,176	11.1%	2,833	6.0%
Franchise fee costs	18,280	4.0%	16,403	3.9%	1,877	11.4%
General and administrative expenses	30,886	6.7%	28,750	6.8%	2,136	7.4%
Equity (income)	(7,362)	(1.6)%	(9,777)	(2.3)%	2,415	(24.7)%
Other (income) expense, net	(283)	n/m	447	0.1%	(730)	n/m

Total costs and expenses, net	363,813	79.0%	330,403	77.8%	33,410	10.1%

Operating income	96,504	21.0%	94,205	22.2%	2,299	2.4%
Interest (expense)	(6,351)	(1.4)%	(5,621)	(1.3)%	(730)	13.0%
Interest income	1,990	0.4%	1,996	0.5%	(6)	(0.3)%

Income before income taxes	92,143	20.0%	90,580	21.3%	1,563	1.7%
Income taxes	30,323	6.6%	31,319	7.4%	(996)	(3.2)%

Net income	$61,820	13.4%	$59,261	13.9%	$2,559	4.3%

n/m – The comparison is not meaningful.

(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 114 and 96 restaurants on average in the first quarters of 2008 and 2007, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales (including those consolidated pursuant to FIN 46R) were:

	First quarter ended
	March 30, 2008	April 1, 2007
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,032,352	$964,876
U.S. (in thousands of U.S. dollars)	$78,657	$67,812

Revenues

Sales

In the first quarter of 2008, sales were $306.5 million, an increase of $28.2 million, or 10.1%, over the first quarter of 2007. Warehouse sales increased $29.4 million, or 12.5%. The distribution of frozen and refrigerated products increased warehouse sales by $18.5 million in the first quarter of 2008 as compared to the first quarter of 2007. The increase in the number of franchise restaurants open and higher average same-store sales contributed $10.8 million of the quarter-over-quarter increase. The remaining increase in warehouse sales was primarily related to product mix and price increases.

Company-operated restaurant sales were $11.6 million and $15.7 million in the first quarter of 2008 and 2007, respectively. The lower Company-operated restaurant sales reflect the lower number of Company-operated restaurants in the first quarter of 2008 as compared to the first quarter of 2007.

The consolidation under FIN 46R of 114 and 96 restaurants on average during the first quarter of 2008 and 2007 resulted in sales of $30.2 million and $27.3 million, respectively.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of reported sales by approximately 2.3% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $135.9 million in the first quarter of 2008 as compared to $127.2 million in the same period of 2007, representing an increase of approximately $8.6 million or 6.8%. This increase was generally consistent with systemwide sales growth of 7.2% and was offset in part by increased relief in the U.S., including relief to restaurants previously operated as Company restaurants, and those in developing markets. As we continue to grow and expand into new markets, our franchisees may experience losses and, in certain situations, we may provide financial relief for a period of time to help offset these losses. Our net growth in both rental income and royalty income was primarily driven by an increase of approximately $5.0 million from the net addition of 174 system restaurants and approximately $4.0 million due to the positive average same-store sales growth over this time period.

Franchise Fees. Franchise fees includes the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Revenues from franchise fees were $17.9 million in the first quarter of 2008, which was 5.7% lower than revenues of $19.0 million in the same quarter of 2007. The lower revenues were a result of lower resales and a lower number of replacement restaurants built in the first quarter of 2008, offset in part by a higher number of new unit sales and higher renovations. A “replacement” refers to a site change that results in a rebuild within a one kilometer radius and typically generates a new franchise fee. We opened 25 restaurants in the first quarter of 2008 as compared to 21 restaurants in the first quarter of 2007. In addition, in the U.S., we have a franchise incentive program whereby revenues from the sale of equipment are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these fees.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of reported rents and royalties and franchise fee revenues by approximately 1.0% and 1.7%, respectively, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $24.9 million, or 10.1% compared to the first quarter of 2007. This increase was driven by an increase in warehouse cost of sales of $25.5 million, or 12.3%, during the period. The distribution of frozen and refrigerated products increased warehouse cost of sales by $16.2 million in the first quarter of 2008 as compared to the first quarter of 2007. The increase in the number of franchise restaurants open and higher average same-store sales contributed the remainder of the increase as well as a small impact from product mix and cost changes.

Distribution cost of sales represented 64.0% of our total costs and expenses, net, in the first quarter of 2008 as compared to 62.8% of our total costs and expenses, net, in the first quarter of 2007. As mentioned above, this shift in business mix is mainly attributable to the distribution of frozen and some refrigerated products from our Guelph distribution facility. Now that our transition to three-channel delivery is complete, warehouse sales as a percentage of revenues, for that portion related to frozen and refrigerated distribution, is expected to stabilize with less significant changes year-over-year by the third quarter of 2008 as the transition was completed in the third quarter of 2007. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. These costs decreased to $13.8 million in the first quarter of 2008 compared to $18.4 in the first quarter of 2007 as a result of fewer Company-operated restaurants. The number of Company-operated restaurants decreased to 64 restaurants in the first quarter of 2008 as compared to 90 restaurants in the first quarter of 2007 since we have been transitioning these restaurants to franchise or operator agreements. These transitioned restaurants may then result in us initially having to consolidate them in accordance with FIN 46R (see below).

The consolidation of 114 and 96 restaurants, on average, under FIN 46R during the quarters ended March 30, 2008 and April 1, 2007, respectively, resulted in cost of sales of $25.5 million and $21.5 million, respectively.

The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of reported cost of sales during the first quarter of 2008 by approximately 2.6%.

Operating Expenses

Total operating expenses, representing primarily rent expense and property costs, increased by $2.8 million, or 6.0%, in the first quarter of 2008 as compared to the first quarter of 2007, in line with the increase in rents and royalties revenues. Our Canadian operations contributed to this increase as our U.S. operating expenses were slightly down year-over-year as a result of the weakening of the U.S. dollar (see below). Rent expense and other property and support costs, including depreciation, increased during the period as a result of an increase of 111 properties being subleased to franchisees since April 1, 2007. As at March 30, 2008, there were 2,245 properties owned or leased by us in Canada and then subleased to franchisees, compared to 2,134 such properties as at April 1, 2007. Rent expense also increased due to higher percentage rent costs on certain properties resulting from the increases in restaurant sales.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the overall value of operating expenses by approximately 2.0% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs increased $1.9 million, or 11.4%, from the first quarter of 2008, mainly due to a larger number of units sold compared to last year, more renovations and an increase in equipment costs relating to restaurant sales and resales. Support costs and expenses associated with establishing a franchisee’s business were also higher in the first quarter of 2008 compared to the first quarter of 2007.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of franchise fee costs by approximately 1.9% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses were $30.9 million, an increase of $2.1 million, or 7.4%, from the first quarter of 2007. The majority of the $2.1 million increase related to higher salary and benefit costs due to additional employees required to support the growth of the business, and an increase in restricted stock unit costs due to the addition of the 2007 grants being expensed. Partially offsetting these costs were lower shareholder costs as a result of changes in regulatory requirements allowing for the “notice and access” model for delivery of proxy materials and voting, as mentioned previously. As a percentage of revenues, general and administrative expenses decreased from 6.8% in the first quarter of 2007 to 6.7% in the first quarter of 2008.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of general and administrative expenses by approximately 2.6% compared to the value that would have been reported had there been no exchange rate movement.

Our Human Resources and Compensation Committee (“Committee”) has advised that there will be some changes to the long-term incentive (or equity) compensation program in 2008 for our named executive officers, as follows: (i) we will continue to issue restricted stock units, but they will be conditional on the achievement of performance objectives over the prior fiscal year (“P+RSUs”), which were satisfied for the 2007 fiscal year (May 2008 grant), and (ii) we will commence an option program with linked or tandem stock appreciation rights (“SARs”). Awards of P+RSUs, subject to the achievement of performance objectives, and options/SARs are subject in each case to the discretion of the Committee. The P+RSUs will vest at the end of thirty months after grant and the stock options will vest one-third each year for three years. As a result, we expect that these changes to the long-term equity incentive program will impact compensation expense commencing in the second quarter of 2008. In addition to the above mentioned grants for our named executive officers, we expect a grant of restricted stock units to certain other employees in May 2008, substantially similar to historical grants.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc which provides our system with par-baked donuts, Timbits™, bread products and, most recently, pastries, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. In the first quarter of 2008, equity income was $7.4 million, down $2.4 million from the first quarter of 2007 primarily as a result of a non-cash tax benefit of approximately $1 million recognized by our bakery joint venture in the first quarter of 2007 as well as lower operating income at our bakery joint venture as a result of a product supply issue and commissioning costs for a new pastry line that was put into operation during the first quarter of 2008. As anticipated, the 2007 tax benefit did not recur in 2008. We currently expect the new pastry line to be servicing system restaurants by the end of the second quarter of 2008. Our equity income does not necessarily grow at the same rate as our systemwide sales as it is not representative of all of the components of our business.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest. In the first quarter of 2008, other income, net, was $0.3 million versus an expense of $0.4 million in the first quarter of 2007. The $0.7 million net increase was primarily a result of foreign exchange gains in 2008 versus foreign exchange losses in 2007.

Interest Expense

Total interest expense, including interest on our credit facilities was $6.3 million in the first quarter of 2008 and $5.6 million in the first quarter of 2007. The increase of $0.7 million is primarily due to higher interest on additional capital leases and slightly higher effective interest rates.

Interest Income

Interest income was $2.0 million in both the first quarters of 2008 and 2007. Lower overall rates on deposits were essentially offset by interest earned on restricted cash relating to our TimCard. Interest earned on restricted cash of $0.2 million in the first quarter of 2008 was contributed back to our advertising and promotion fund. The contribution is recorded in general and administrative expenses.

Income Taxes

The effective income tax rate for the quarter ended March 30, 2008 was 32.9%, compared to 34.6% for the first quarter ended April 1, 2007. This variance between periods is primarily explained by a reduction in Canadian federal statutory rates in 2008.

We are party to a tax sharing agreement with Wendy’s, as subsequently amended, which sets forth the principles and responsibilities of Wendy’s and us regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The agreement is applicable for taxation periods up to September 29, 2006. Commencing September 30, 2006, we became a standalone public company and, as a result, we file all U.S. tax returns independently from Wendy’s from that date forward. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to adjustments to previously-filed returns, in accordance with the terms of the agreement. No payments have been made by either party to the other under this agreement in the first quarter of 2008.

Comprehensive Income

In the first quarter of 2008, comprehensive income was $76.9 million compared to $54.7 million in the first quarter of 2007. Net income increased $2.6 million from the first quarter of 2007 to the first quarter of 2008. The other significant component of comprehensive income was translation adjustment income of $15.1 million in the first quarter of 2008. Translation adjustment income (expense) arises from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period end rates. The exchange rate on December 30, 2007 was C$0.9805 for US$1.00 and the exchange rate on March 30, 2008 was C$1.0215 for US$1.00.

Other comprehensive income in the first quarter of 2007 was comprised of translation adjustment expense of $3.3 million and a loss related to cash flow hedges, net of taxes, of $1.2 million. The exchange rate on December 30, 2006 was C$1.1654 for US$1.00 and the exchange rate on April 1, 2007 was C$1.1546 for US$1.00.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash given its stage of growth, and we expect this trend to continue in 2008, including the first quarter. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have fully funded our capital expenditure requirements for new restaurant development, remodelling, technology initiatives and other capital needs. In fiscal 2008, we expect to open 120 to 140 new restaurants in Canada and 90 to 110 new restaurants in the U.S., including potentially self-serve kiosks. The cost and availability of real estate and construction costs, including the cost and availability of labour required for construction of our restaurants in certain areas where we seek to develop restaurants, such as Alberta and other areas of Western Canada, has historically been, and may continue to be limiting factors to our growth in these regions. We anticipate that these conditions are likely to persist through 2008 in selective regions of Canada. In the first quarter of 2008, we generated $18.5 million of cash from operations, as compared to cash generated from operations of $1.8 million in the first quarter of 2007, for a net change of $16.7 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our credit facilities. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are acceptable. Additionally, our ability to issue additional equity is constrained for some time because our issuance of additional shares is a factor that could be considered relevant to a determination related to the Wendy’s spin-off transaction under Section 355 of the Internal Revenue Code and, under the tax sharing agreement, we would be required to indemnify Wendy’s against the taxes payable if our issuance of shares resulted in a gain being recognized.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At March 30, 2008, we had approximately $383.2 million in term debt and capital leases, included in long-term obligations, on our balance sheet. We continue to believe that the strength of our balance sheet provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends.

In the first quarter of 2008, we continued to repurchase shares under our previously announced stock repurchase program which authorized the Company to purchase up to $200 million, not to exceed 5% of outstanding shares of common stock at the time of the approval in October 2007. In the first quarter of 2008, we spent $51.4 million to repurchase approximately 1.5 million shares under this program. As at March 30, 2008, we have purchased an aggregate of approximately 2.4 million shares for a total cost of $87 million of the $200 million repurchase program.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities was $18.5 million in the first quarter 2008 as compared to $1.8 million used in operating activities in the first quarter of 2007. Operating cash flows increased by $16.7 million in the first quarter of 2008 as compared to the first quarter of 2007 driven primarily from the timing of working capital movements and increased earnings. Depreciation and amortization expense for the first quarter of 2008 was $21.9 million as compared to $19.8 million in the first quarter of 2007.

Investing Activities. Net cash used in investing activities was $31.9 million and $35.6 million for the first quarters of 2008 and 2007, respectively. Capital expenditures were $32.5 million in the first quarter of 2008 and $38.5 million in the first quarter of 2007. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. Capital expenditures during these periods are summarized as follows:

	First quarter ended
	March 30, 2008	April 1, 2007
	(in millions)
Capital expenditures
New restaurants	$21.9	$24.5
Store replacements and renovations	8.1	10.0
Other capital needs	2.5	4.0

Total capital expenditures	$32.5	$38.5

In the first quarter of 2008, we opened 22 new restaurants in Canada and 3 in the U.S. compared with 16 in Canada and 5 in the U.S. in the first quarter of 2007. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations. Expenditures for other capital needs include amounts for software implementations, other equipment purchases required for ongoing business needs and, in 2007, included the conversion of our Oakville warehouse to office space. Capital expenditures for new restaurants by operating segment were as follows:

	First quarter ended
	March 30, 2008	April 1, 2007
	(in millions)
Capital expenditures – new restaurants
Canada	$14.5	$14.4
U.S.	7.4	10.1

Total	$21.9	$24.5

Financing Activities. Financing activities used cash of $68.1 million in the first quarter of 2008 and used cash of $59.0 million in the first quarter of 2007. In the first quarter of 2008, we repurchased $51.4 million of treasury shares and paid $16.7 million in dividends to our stockholders. In the first quarter of 2007, we repurchased $45.1 million of treasury shares and paid $13.3 million in dividends to our stockholders.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of March 30, 2008 and April 1, 2007 as that term is described by the SEC.

Basis of Presentation

The functional currency of Tim Hortons Inc. is the Canadian dollar as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of our operating subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian or U.S. dollar or the Euro. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars. As a result, the Company has selected the Canadian dollar as its reporting currency.

Application of Critical Accounting Policies

The condensed consolidated financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

Other than the adoption of SFAS 157 and SFAS 159, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended December 30, 2007. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, filed with the SEC on February 26, 2008, which are incorporated herein by reference.

Effective December 31, 2007, we adopted SFAS No. 157—Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Effective December 31, 2007, we also adopted SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis with changes in value reported in earnings. We did not elect to report any assets or liabilities at fair value under this standard.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R—Business Combinations (“SFAS 141R”). This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 31, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 29, 2008, the standard will also apply to all other fair value measurements.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128—Earnings per Share, with the result that earnings-per-share data will continue to be calculated the same as it was calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of adoption of this pronouncement on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133— Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. We are currently evaluating the impact of this pronouncement on our Consolidated Financial Statements.

Market Risk

Our exposure to various market risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about market risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about foreign exchange risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about commodity risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about interest rate risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about inflationary risks are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s most recent Form 10-K, filed February 26, 2008, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service-restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, real estate sites and type and quality of food; changes in international, national, regional and local economic and political conditions; consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions); spending patterns, consumer confidence; demographic trends; seasonality, weather events and other calamities; the type, number and location of competing restaurants; enhanced or changes in existing governmental regulation (including nutritional and franchise regulations); changes in capital market conditions that affect valuations of restaurant companies in general or the value of Company’s stock in particular; litigation relating to food quality, handling or nutritional content or other legal claims; the effects of war or terrorist activities and any governmental responses thereto; higher energy and/or fuel costs; food costs; the cost and/or availability of a qualified work force and other labour issues; benefit costs; legal and regulatory compliance; new or additional sales tax on the Company’s products; disruptions in supply chain or changes in the price, availability and shipping costs of supplies (including changes in international commodity markets, especially for coffee); utility and other operating costs; the ability of the Company and/or its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and acquire and sell restaurants; any substantial or sustained decline in the Company’s Canadian business; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risks associated with foreign exchange fluctuations; risks associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; and risks associated with a variety of factors or events that could negatively affect our brand and/or reputation; and, other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 10-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward-looking statements incorrect or misleading.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 30 of this Form 10-Q.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 26, 2008, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #1 (December 31, 2007 —February 3, 2008)	374,815	$36.10	374,815	$150,918,455
Monthly Period #2 (February 4, 2008 —March 2, 2008)	355,984	$34.86	355,984	$138,513,835
Monthly Period #3 (March 3, 2008 —March 30, 2008)	739,075	$34.45	739,075	$113,060,494

Total	1,469,874	$34.97	1,469,874	$113,060,494

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In October 2007, the Company’s Board of Directors approved, and the Company publicly announced, a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of the Company’s outstanding shares as at the time of regulatory approval, prior to October 30, 2008, the termination date of the program. The Company may make such repurchases on the NYSE and/or the TSX. For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, the Company also intends to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements. No repurchase plan or program established by the Company expired or was terminated by the Company during the first quarter of 2008.

Dividend Restrictions with Respect to Part II, Item 2 Matters

The terms of the Company’s senior credit facilities contain limitations on the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the senior credit facilities, and there is no default outstanding under the senior credit facilities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Tim Hortons Inc. was held on May 2, 2008 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Securities Exchange Act of 1934, as amended, filed with the SEC on March 20, 2008 (the “Proxy Statement”). The following matters were submitted to a vote of our security holders, which were acted upon by proxy or in person at the Annual Meeting. Pursuant to “notice and access” rules recently adopted by the SEC, we provided access to our Proxy Statement over the Internet and sent a Notice of Internet Availability of Proxy Materials (“Notice”) to our stockholders of record and beneficial owners. Instructions regarding accessing the Proxy Statement over the Internet or requesting a printed copy of the Proxy Statement were included in the Notice.

Election of Directors

The first matter before the shareholders was the election of four directors of Tim Hortons Inc., each with a three-year term (expiring in 2011). There was no solicitation in opposition to the four nominees recommended by our Board of Directors and described in the Proxy Statement. The following table sets forth the name of each director elected at the meeting and the number of votes for, or withheld from, each nominee:

Name of Director	For	Withheld
M. Shan Atkins	126,651,513	4,007,646
Moya M. Greene	128,867,612	1,791,547
The Honourable Frank Iacobucci	118,531,069	12,128,090
Wayne C. Sales	127,430,762	3,228,397

Each of the nominees recommended by our Board of Directors was elected.

The following directors did not stand for re-election at the Annual Meeting because their terms extended beyond the date of the Annual Meeting. The year in which each director’s term expires is indicated in parentheses following the director’s name: Donald B. Schroeder (2009), David H. Lees (2009), Paul D. House (2009), Michael J. Endres (2010), John A. Lederer (2010) and Craig S. Miller (2010).

Ratification of Appointment of Independent Registered Public Accounting Firm

The second matter was the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 28, 2008. The following table sets forth the number of votes cast for, against, and abstentions for this matter:

	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP	127,751,195	2,828,584	79,380

The matter, having received the affirmative vote of greater than a majority of the votes cast at the Annual Meeting, was adopted and approved.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 35.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: May 7, 2008	/s/ Cynthia J. Devine
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
10(a)	Tim Hortons Inc. 2006 Stock Incentive Plan	Attached hereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995