Form 10-Q
period 2008-06-29
Tim Hortons Inc.
filed 2008-08-08
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common shares, US$0.001 par value per share	183,125,133 shares

Exhibit Index on page 41.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Second quarter ended
	June 29, 2008	July 1, 2007
Revenues
Sales	$335,873	$307,994

Franchise revenues
Rents and royalties	153,546	140,114
Franchise fees	21,273	17,149

	174,819	157,263

Total revenues	510,692	465,257

Costs and expenses
Cost of sales	293,101	269,847
Operating expenses	54,622	50,088
Franchise fee costs	19,908	17,074
General and administrative expense	36,124	30,810
Equity (income)	(10,001)	(9,235)
Other (income) expense, net	(187)	333

Total costs and expenses, net	393,567	358,917

Operating income	117,125	106,340
Interest (expense)	(5,969)	(6,143)
Interest income	1,073	1,324

Income before income taxes	112,229	101,521
Income taxes (note 2)	37,255	34,282

Net income	$74,974	$67,239

Basic and diluted earnings per share of common stock (note 3)	$0.41	$0.36

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	183,983	189,017

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	184,258	189,253

Dividend per share of common stock	$0.09	$0.07

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share and per share data)

	Year-to-date period ended
	June 29, 2008	July 1, 2007
Revenues
Sales	$642,379	$586,344

Franchise revenues
Rents and royalties	289,426	267,354
Franchise fees	39,204	36,167

	328,630	303,521

Total revenues	971,009	889,865

Costs and expenses
Cost of sales	565,384	517,251
Operating expenses	104,631	97,264
Franchise fee costs	38,188	33,477
General and administrative expense	67,010	59,560
Equity (income)	(17,363)	(19,012)
Other (income) expense, net	(470)	780

Total costs and expenses, net	757,380	689,320

Operating income	213,629	200,545
Interest (expense)	(12,320)	(11,764)
Interest income	3,063	3,320

Income before income taxes	204,372	192,101
Income taxes (note 2)	67,578	65,601

Net income	$136,794	$126,500

Basic and diluted earnings per share of common stock (note 3)	$0.74	$0.67

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	184,749	189,732

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	185,003	189,981

Dividend per share of common stock	$0.18	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars)

	As at
	June 29, 2008	December 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$72,164	$157,602
Restricted cash	18,739	37,790
Accounts receivable, net	122,743	104,889
Notes receivable, net	15,494	10,824
Deferred income taxes	11,626	11,176
Inventories and other, net (note 4)	58,570	60,281
Advertising fund restricted assets (note 5)	20,533	20,256

Total current assets	319,869	402,818
Property and equipment, net	1,226,783	1,203,259
Notes receivable, net	13,002	17,415
Deferred income taxes	23,329	23,501
Intangible assets, net	2,876	3,145
Equity investments	133,816	137,177
Other assets	12,610	9,816

Total assets	$1,732,285	$1,797,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 6)	$108,826	$133,412
Accrued liabilities
Salaries and wages	12,252	17,975
Taxes	18,176	34,522
Other (note 6)	62,680	95,777
Advertising fund restricted liabilities (note 5)	39,930	39,475
Current portion of long-term obligations	6,420	6,137

Total current liabilities	248,284	327,298

Long-term liabilities
Term debt	329,291	327,956
Advertising fund restricted debt (note 5)	10,088	14,351
Capital leases	54,108	52,524
Deferred income taxes	15,306	16,295
Other long-term liabilities	61,119	56,624

Total long-term liabilities	469,912	467,750

Commitments and contingencies (note 7)

Stockholders’ equity
Common stock (U.S. $0.001 par value per share): Authorized: 1,000,000,000 shares; Issued: 193,302,977 shares	289	289
Capital in excess of par value	929,259	931,084
Treasury stock, at cost: 9,680,324 and 6,750,052 shares, respectively (note 8)	(334,929)	(235,155)
Common stock held in trust, at cost: 443,628 and 421,344 shares, respectively (note 9)	(15,218)	(14,628)
Retained earnings	562,475	458,958
Accumulated other comprehensive loss	(127,787)	(138,465)

Total stockholders’ equity	1,014,089	1,002,083

Total liabilities and stockholders’ equity	$1,732,285	$1,797,131

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	June 29, 2008	July 1, 2007
Net cash provided from operating activities	$121,286	$118,785

Cash flows (used in) provided from investing activities
Capital expenditures	(66,074)	(70,359)
Principal payments on notes receivable	1,075	4,114
Other investing activities	(4,274)	(1,211)

Net cash used in investing activities	(69,273)	(67,456)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(100,294)	(90,025)
Purchase of common stock held in trust	(3,842)	(7,233)
Dividend payments	(33,277)	(26,587)
Purchase of common stock for settlement of restricted stock units	(226)	(110)
Proceeds from issuance of debt, net of issuance costs	1,514	2,448
Principal payments on other long-term debt obligations	(2,611)	(2,541)

Net cash used in financing activities	(138,736)	(124,048)
Effect of exchange rate changes on cash	1,285	(4,754)

Decrease in cash and cash equivalents	(85,438)	(77,473)
Cash and cash equivalents at beginning of period	157,602	176,083

Cash and cash equivalents at end of period	$72,164	$98,610

Supplemental disclosures of cash flow information:
Interest paid	$11,617	$15,485
Income taxes paid	$81,557	$73,835
Non-cash investing and financing activities:
Capital lease obligations incurred	$6,821	$5,992

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended June 29, 2008	Year ended December 30, 2007
Common stock
Balance at beginning and end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$931,084	$918,043
Stock-based compensation	(1,825)	3,925
Tax sharing payment from Wendy’s	—	9,116

Balance at end of period	$929,259	$931,084

Treasury stock
Balance at beginning of period	$(235,155)	$(64,971)
Purchased during the period (note 8)	(100,294)	(170,604)
Reissued during the period (note 9)	520	420

Balance at end of period	$(334,929)	$(235,155)

Common stock held in trust
Balance at beginning of period	$(14,628)	$(9,171)
Purchased during the period (note 9)	(3,842)	(7,202)
Disbursed from Trust during the period (note 9)	3,252	1,745

Balance at end of period	$(15,218)	$(14,628)

Retained earnings
Balance at beginning of period	$458,958	$248,980
Opening adjustment – adoption of FIN 48	—	(6,708)

Adjusted opening retained earnings	458,958	242,272
Net income	136,794	269,551
Dividends	(33,277)	(52,865)

Balance at end of period	$562,475	$458,958

Accumulated other comprehensive income (loss)
Balance at beginning of period	(138,465)	(74,766)
Other comprehensive income (loss) (note 10)	10,678	(63,699)

Balance at end of period	(127,787)	(138,465)

	$1,014,089	$1,002,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY –

NUMBER OF SHARES OF COMMON STOCK

(Unaudited)

(in thousands of shares of common stock)

	Year-to-date period ended June 29, 2008	Year ended December 30, 2007
Common stock
Balance at beginning and end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(6,750)	(1,930)
Purchased during the period (note 8)	(2,945)	(4,832)
Reissued during the period (note 9)	15	12

Balance at end of period	(9,680)	(6,750)

Common stock held in trust
Balance at beginning of period	(421)	(266)
Purchased during the period (note 9)	(116)	(207)
Disbursed from Trust during the period (note 9)	93	52

Balance at end of period	(444)	(421)

Common stock issued and outstanding	183,179	186,132

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 MANAGEMENT STATEMENT AND BASIS OF PRESENTATION

Tim Hortons Inc. (together with its subsidiaries, collectively referred to herein as the “Company”) is a Delaware corporation and, prior to March 29, 2006, was a wholly-owned subsidiary of Wendy’s International, Inc. (together with its subsidiaries, collectively referred to herein as “Wendy’s”).

The Company’s principal business is the development and franchising of quick-service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches and soups and other food products. In addition, the Company has vertically-integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable, and in some locations, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of June 29, 2008, the Company and its franchisees operated 2,851 restaurants in Canada (99.3% franchised) and 406 restaurants in the United States (“U.S.”) (91.9% franchised) under the name “Tim Hortons.” There are 213 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as of June 29, 2008 (December 30, 2007 – 143).

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of June 29, 2008 and December 30, 2007, and the condensed results of operations, comprehensive income (see Note 10) and cash flows for the quarters and year-to-date periods ended June 29, 2008 and July 1, 2007. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2007 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. The December 30, 2007 Condensed Consolidated Balance Sheet included herein was derived from the same audited 2007 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP for annual reporting.

The functional currency of Tim Hortons Inc. is the Canadian dollar, as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company has selected the Canadian dollar as its reporting currency.

Restricted cash

Amounts presented as restricted cash on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s TimCard® cash card program. The cash card program was established in late 2007. The balances as of June 29, 2008 and December 30, 2007 represent the amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than to settle obligations under the cash card program. Since the inception of the cash card program, the interest on the restricted cash has been contributed by the Company to its advertising funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued Liabilities, Other and are disclosed in Note 6.

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

Accounting for fair value measurements

Effective December 31, 2007, the Company adopted SFAS No. 157 – Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 – Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only (see note 13).

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

NOTE 2 INCOME TAXES

The effective rate was 33.2% and 33.8 % for the second quarters ended June 29, 2008 and July 1, 2007, respectively. The variance between periods is primarily explained by the reduction in Canadian federal statutory rates in 2008, partially offset by a shift in the geographical mix of the Company’s income.

The effective rate was 33.1% and 34.2% for the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively. The variance between periods is primarily explained by the reduction in Canadian federal statutory tax rates in 2008, partially offset by a shift in the geographical mix of the Company’s income.

NOTE 3 NET INCOME PER SHARE OF COMMON STOCK

Basic earnings per share of common stock are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of shares relating to outstanding restricted stock units and stock options with tandem stock appreciation rights (“SARs”), as prescribed in SFAS No. 128 – Earnings Per Share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. During the second quarter and year-to-date period ended June 29, 2008, stock options were anti-dilutive and, therefore, excluded from the calculation of earnings per share of common stock.

The computations of basic and diluted earnings per share of common stock are shown below:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income for computation of basic and diluted earnings per share of common stock	$74,974	$67,239	$136,794	$126,500

Weighted average shares outstanding for computation of basic earnings per share of common stock (in thousands)	183,983	189,017	184,749	189,732
Dilutive restricted stock units (in thousands)	275	236	254	249

Weighted average shares outstanding for computation of diluted earnings per share of common stock (in thousands)	184,258	189,253	185,003	189,981

Basic earnings per share of common stock	$0.41	$0.36	$0.74	$0.67

Diluted earnings per share of common stock	$0.41	$0.36	$0.74	$0.67

NOTE 4 INVENTORIES AND OTHER, NET

Inventories and other include the following as of June 29, 2008 and December 30, 2007:

	June 29, 2008	December 30, 2007
Inventories – finished goods	$43,907	$48,872
Inventory obsolescence provision	(648)	(1,228)

Inventories, net	43,259	47,644
Prepaids and other	15,311	12,637

Total inventories and other, net	$58,570	$60,281

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 – Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as, in substance, an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The restricted current assets, restricted current liabilities and advertising fund restricted collateralized long-term debt are included in the Company’s Condensed Consolidated Balance Sheet. In addition, at June 29, 2008 and December 30, 2007, Property and equipment, net, included $29.5 million and $33.6 million, respectively, of advertising fund property and equipment.

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts Payable are construction holdbacks and construction accruals of $25.8 million and $24.6 million as at June 29, 2008 and December 30, 2007, respectively.

Included within Accrued Liabilities, Other are the following obligations as at June 29, 2008 and December 30, 2007:

	June 29, 2008	December 30, 2007
Gift certificate obligations	$13,382	$25,147
Cash card obligations	20,089	37,784
Other accrued liabilities	29,209	32,846

	$62,680	$95,777

Other accrued liabilities include accrued rent expense, deposits, and various equipment and other accruals.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.7 million as at both June 29, 2008 and December 30, 2007. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $9.7 million as at June 29, 2008 and $8.1 million as at December 30, 2007 in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these guarantees because management does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

The Company has entered into purchase arrangements with some of its suppliers having terms which generally do not exceed one year. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

Third parties may seek to hold the Company responsible for retained liabilities of Wendy’s. Under the separation agreements dictating the terms of the Company’s separation from Wendys, Wendy’s has agreed to indemnify the Company for claims and losses relating to these retained liabilities. However, if those liabilities are significant, and Wendy’s is not able to fully pay or will not make payment, and the Company is ultimately held liable for these claims and losses, there can be no assurance that the Company will be able to recover the full amount of its losses from Wendy’s.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, including agreements with lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future in connection with these arrangements, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings has led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The Company believes the claim is frivolous and completely without merit, and the Company intends to vigorously defend the action. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim.

In addition, the Company and its subsidiaries are parties to various other legal actions and complaints arising in the ordinary course of business. Reserves related to the resolution of legal proceedings are included in Accounts Payable on the Condensed Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 8 CAPITAL STOCK

In October 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264 of the Company’s outstanding shares (“share repurchase limit”). The Company authorized the commencement of the program only after receipt of all regulatory approvals, which were subsequently received. The program is expected to be in place until October 30, 2008, but may terminate earlier if the $200 million maximum or share repurchase limit is reached, or, at the discretion of the Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make such repurchases on the New York Stock Exchange (“NYSE”) and/or the Toronto Stock Exchange (“TSX”). For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allows the Company to purchase its stock through a broker at times when the Company may not otherwise do so due to regulatory or Company restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, the Company also intends to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements.

In the year-to-date period ended June 29, 2008, the Company purchased 2.9 million shares of its common stock for a total cost of $100.3 million under this repurchase program. The total accumulated purchases under this program as at June 29, 2008 are $135.9 million.

In the year-to-date period ended July 1, 2007, the Company purchased 2.6 million shares of its common stock for a total cost of $90.0 million under the Company’s first repurchase program, which was completed in September 2007.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expense on the Condensed Consolidated Statement of Operations is detailed as follows:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Restricted stock units	$3,456	$3,844	$4,993	$4,839
Stock option and tandem SARs	384	—	384	—
Deferred share units	65	238	179	290

Total stock-based compensation expense	$3,905	$4,082	$5,556	$5,129

In addition, a loss of $0.4 million was expensed relating to the total return swap (see note 12), more than offsetting the benefit from the fair value adjustment, discussed below, related to the stock options and tandem SARs.

Details of stock-based compensation grants and settlements during 2008 year-to-date are set forth below.

Restricted Stock Units

The Company’s Human Resource and Compensation Committee (“HRCC”) approved awards of 232,496 restricted stock units (“RSUs”) with dividend equivalent rights, which were granted on May 15, 2008. The fair market value of each RSU awarded as part of this grant (the mean of the high and low prices for the Company’s shares of common stock traded on the TSX) on May 15, 2008 was $33.02. This grant is scheduled to vest over a 30-month period. In accordance with SFAS No. 123R – Share-Based Payment (revised 2004) (“SFAS 123R”), RSUs granted to retirement-eligible employees are expensed immediately.

In the second quarter ended June 29, 2008, the Company funded its employee benefit plan trust, which, in turn, purchased approximately 0.1 million shares of common stock for approximately $3.8 million (0.2 million shares for $7.2 million in 2007). For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock, and the trust has been consolidated in accordance with FASB Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), since the Company is the primary beneficiary, as that term is defined by FIN 46R. The trust is used to fix the Company’s cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of share of common stock held in the trust to most of the Canadian officers and employees that participate in the 2006 Stock Incentive Plan, as amended and restated most recently in May 2008 (the “2006 Plan”).

In the second quarter of 2008, approximately 210,000 (118,000 in Q2 2007) RSUs vested as part of the normal vesting schedule for previously-granted awards (or otherwise). The Company’s settlement obligations, after provision for the payment of employees’ minimum statutory withholding tax requirements, were satisfied by the disbursement of approximately 93,000 (52,000 in Q2 2007) shares held in the employee benefit plan trust, approximately 15,000 (12,000 in Q2 2007) shares issued from treasury, and the purchase of approximately 7,000 (3,000 on May 8, 2007) shares by an agent of the Company on behalf of the respective eligible employee on the open market on May 15, 2008, at an average purchase price of $33.34 ($34.89 in Q2 2007).

Stock options and tandem stock appreciation rights

The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units, SARs, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries.

Stock options – In accordance with SFAS 123R, the Company uses the Black-Scholes-Merton option pricing model which requires the use of highly subjective assumptions. These assumptions include: estimating the length of time employees will retain their stock options before exercising them (the “expected term”); the expected volatility of the Company’s common stock price over the expected term; and, the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized in the Condensed Consolidated Statement of Operations (see below).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock appreciation rights – SARs may be granted alone or in conjunction with a stock option. A SAR related to a stock option terminates upon the expiration, forfeiture or exercise of the related stock option, and is exercisable only to the extent that the related stock option is exercisable. Similarly, a stock option expires upon the expiration, forfeiture or exercise of the related SAR.

Stock options with tandem SARs enable the employee to exercise the stock option to receive shares of common stock or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs granted to retirement-eligible employees are expensed immediately.

The Company’s HRCC approved awards of 167,411 stock options with tandem SARs, which were granted on May 15, 2008 (nil in 2007) at a fair value grant day price of $33.02, to its named executive officers. The fair value of these awards was determined, in accordance with SFAS 123R, at the grant date by applying the Black-Scholes-Merton option-pricing model using the following assumptions:

Grant date/remeasurement date	May 15, 2008
Expected volatility	20% - 21%
Risk-free interest rate	3.0% - 3.1%
Expected life	3 – 5 years
Expected dividend yield	1.1%

The awards were revalued to fair value at June 29, 2008 using the share price, which was $29.03 at the end of the second quarter of 2008. No other significant changes were made in the assumptions.

NOTE 10 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income are shown below:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$74,974	$67,239	$136,794	$126,500
Other comprehensive income (loss)
Translation adjustments	(4,776)	(29,414)	10,322	(32,748)
Cash flow hedges:
Net change in fair value of derivatives	414	(2,502)	(1,023)	(2,940)
Amounts realized in earnings during the quarter	(99)	50	1,379	(747)

Total cash flow hedges	315	(2,452)	356	(3,687)

Total other comprehensive (loss) income	(4,461)	(31,866)	10,678	(36,435)

Total comprehensive income	$70,513	$35,373	$147,472	$90,065

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cash flow hedges:
Net change in fair value of derivatives	$(405)	$(789)	$706	$(873)
Amounts realized in earnings during the quarter	$(47)	$(7)	$(47)	$(15)

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 SEGMENT REPORTING

The Company franchises, and to a lesser extent, operates Tim Hortons restaurants that are part of the quick-service restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues shown between reportable segments.

The table below presents information about reportable segments:

	Second quarter ended				Year-to-date period ended
	June 29, 2008	% of Total	July 1, 2007	% of Total	June 29, 2008	% of Total	July 1, 2007	% of Total
Revenues
Canada	$470,094	92.1%	$425,531	91.5%	$896,582	92.3%	$813,743	91.4%
U.S.	40,598	7.9%	39,726	8.5%	74,427	7.7%	76,122	8.6%

	$510,692	100.0%	$465,257	100.0%	$971,009	100.0%	$889,865	100.0%

Segment Operating Income (Loss)
Canada	$130,433	100.1%	$115,969	99.9%	$236,968	101.3%	$222,653	101.8%
U.S.	(190)	(0.1)%	79	0.1%	(3,069)	(1.3)%	(4,039)	(1.8)%

Reported Segment Operating Income	130,243	100.0%	116,048	100.0%	233,899	100.0%	218,614	100.0%

Corporate Charges(1)	(13,118)		(9,708)		(20,270)		(18,069)

Consolidated Operating Income	117,125		106,340		213,629		200,545
Interest, net	(4,896)		(4,819)		(9,257)		(8,444)
Income Taxes	(37,255)		(34,282)		(67,578)		(65,601)

Net Income	$74,974		$67,239		$136,794		$126,500

Capital Expenditures
Canada	$25,023	74.6%	$22,058	69.3%	$48,391	73.2%	$47,662	67.7%
U.S.	8,540	25.4%	9,776	30.7%	17,683	26.8%	22,697	32.3%

	$33,563	100.0%	$31,834	100.0%	$66,074	100.0%	$70,359	100.0%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of income from international operations. Corporate charges also include a $3.1 million restructuring charge in the second quarter and year-to-date period ended June 29, 2008 (see note 14).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Sales
Warehouse sales	$288,089	$261,458	$552,794	$496,793
Company-operated restaurant sales	11,143	15,235	22,741	30,942
Sales from restaurants consolidated under FIN 46R	36,641	31,301	66,844	58,609

	$335,873	$307,994	$642,379	$586,344

Franchise revenues
Rents and royalties	$153,546	$140,114	$289,426	$267,354
Franchise fees	21,273	17,149	39,204	36,167

	174,819	157,263	328,630	303,521

Total revenues	$510,692	$465,257	$971,009	$889,865

Cost of sales related to Company-operated restaurants were $12.3 million and $17.0 million for the second quarters ended June 29, 2008 and July 1, 2007, respectively, and $26.1 million and $35.4 million for the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively.

The following table outlines the Company’s franchised locations and system activity for the second quarters and year-to-date periods ended June 29, 2008 and July 1, 2007:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,174	2,974	3,149	2,952
Franchises opened	30	17	55	37
Franchises closed	(11)	(3)	(17)	(6)
Net transfers within the system	10	14	16	19

Franchise restaurants in operation – end of period	3,203	3,002	3,203	3,002
Company-operated restaurants, net	54	76	54	76

Total systemwide restaurants	3,257	3,078	3,257	3,078

Excluded from the above franchise restaurant progression table are 213 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as of June 29, 2008.

NOTE 12 FINANCIAL INSTRUMENTS - TOTAL RETURN SWAP

During the second quarter of 2008, the Company entered into a total return swap (“TRS”) to help manage the variability in cash flows and, to a lessor extent, earnings associated with stock-based compensation awards that will settle in cash, namely the tandem SARs that are associated with stock options (see note 9). A TRS is a contract that involves the exchange of payments between the Company and a financial institution. The payments are based on changes in the value of a reference asset, which in this case is the Company’s common stock, and related dividends, and a variable interest rate specified in the contract. The number of underlying shares of the Company’s stock covered under this contract is 107,000. The TRS did not qualify as an accounting hedge under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); however, it is fair valued each period in accordance with SFAS 133 and, accordingly, gains and loss on the fair value adjustment of the TRS are included in general and administrative expense. The revaluation resulted in loss of approximately $0.4 million during the second quarter of 2008. The TRS has a seven-year term but the contract allows for partial settlements over the term, without penalty.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 FAIR VALUE MEASUREMENTS

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and/or liabilities measured at fair value on a recurring basis as of June 29, 2008:

	Fair value measurements as of June 29, 2008
	Level 1	Level 2	Level 3	Total
Derivative Assets: Forward currency contracts	$—	$601	$—	$601
Derivative Liabilities: Interest rate swaps	$—	$2,815	$—	$2,815
Derivative Liabilities: Total return swap (note 12)	$—	$418	$—	$418

The Company values derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model, including exchange rates, interest rates, credit spreads, volatilities, and the Company’s share price.

NOTE 14 RESTRUCTURING COSTS

During the second quarter of 2008, changes were made to our management structure to both strengthen and streamline executive oversight of key business operations. As a result, certain employees have left or will be leaving the organization under various retirement and other arrangements. A restructuring charge of $3.1 million was recorded in general and administrative expense in the second quarter of 2008 relating to these retirement and other arrangements.

NOTE 15 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R–Business Combinations (“SFAS 141R”). This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s Consolidated Financial Statements.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 – Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 31, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 29, 2008, the standard will also apply to all other fair value measurements (see note 13). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157-2 on the Company’s Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 – Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128 – Earnings per Share, with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the 2007 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report on Form 10-K and the risk factors set forth in our Safe Harbor statement attached hereto as Exhibit 99, as well as our other descriptions of risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of June 29, 2008, 3,203 or 98.3% of our restaurants were franchised, representing 99.3% in Canada and 91.9% in the U.S. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size and health of our system, the overall health and financial performance of our brand and franchisee base, and ultimately, our financial performance on a consolidated and segmented basis. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also impact distribution revenues.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain non-GAAP financial measures to assist readers in understanding our performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a reconciliation to U.S. GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

Executive Overview

We franchise, and to a lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of June 29, 2008, we leased or owned the real estate for approximately 82% of our system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as some self-serve kiosks located in gas and convenience locations. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the third quarter of 2007, we completed the roll-out of distribution of frozen and refrigerated products from our Guelph facility, which now services approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 213 licensed locations in the Republic of Ireland and the United Kingdom, which are primarily self-serve kiosks operating under the name “Tim Hortons.”

Systemwide sales grew by 9.8% in the second quarter of 2008 and 8.6% on a year-to-date basis in 2008, as a result of new restaurant expansion in both Canada and the U.S. and continued same-store sales growth. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants.

In the second quarter of 2008, Canadian same-store sales growth was 5.7% (6.6% in Q2 2007). Pricing impacted the second quarter 2008 Canadian growth rates by approximately 4.4% and the shift of Easter from April 2007 to March 2008 had a positive impact of approximately 0.5% in Canada. On a year-to-date basis, Canadian same-store sales growth was 4.6% (6.5% in 2007 year-to-date) of which pricing accounted for approximately 3.5% of the increase. Included in the second quarter and year-to-date pricing impact is approximately 1.6% from pricing that was taken in July 2007 in certain Canadian markets (Ontario, Atlantic Canada and

Manitoba). The benefit of this July 2007 pricing will no longer be a contributing factor to our same-store sales growth in the second half of 2008. As a result of pricing implemented this year, there will be approximately 3.2% pricing impact in the third and fourth quarters of 2008 in Canada versus the comparable period in 2007. Our first quarter Canadian same-store sales growth was impacted by the significant snowfall in key markets and the introduction of new statutory holidays in Ontario and Manitoba in 2008, all of which resulted in a reduction of customer visits.

Our U.S. same-store sales growth was 3.1% in the second quarter of 2008 (3.8% in Q2 2007) and on a year-to-date basis was 2.1% (3.9% in 2007). Pricing impacted U.S. same-store sales growth in the second quarter of 2008 by approximately 2.5% and by 1.2% on a year-to-date basis. The shift of Easter from April 2007 to March 2008 had a positive impact on second quarter same-store sales in the U.S. of less than 0.4%. As a result of pricing implemented this year, there will be approximately 3% pricing impact in the third and fourth quarters of 2008 in the U.S. versus the comparable period in 2007. Our 2008 year-to-date same-store growth rates were impacted earlier in the year by the significant snowfall in many of our U.S. markets, compounded by economic weakness and higher consumer cost pressures, including high gasoline prices.

The U.S. economy has continued to show signs of a slowdown and the Canadian economy has also experienced some weakness. Historically, we have proven to be fairly resilient in challenging economic circumstances due in part to our quality product offering at a reasonable price, but the state of the macro-economic environment and resulting sales climate continues to be challenging. We are actively monitoring the situation and focusing on delivering quality products at prices that provide value to our customers. We are not immune to recessionary impacts and we expect, overall, to see more volatility quarter-to-quarter in the quick-service restaurant sector and continued challenges in the macro-economic environment. This challenging environment may result in reductions in customer visits. On a year-to-date basis, same-store sales growth rates for both Canada and the U.S. are within the same-store sales growth targets established in February 2008 of 4%-6% in Canada and 2%-4% in the U.S.

In the second quarter of 2008, our revenues increased $45.4 million, or 9.8%, over the second quarter of 2007 and increased $81.1 million, or 9.1%, in the year-to date period ended June 29, 2008 over the prior year-to-date period ended July 1, 2007. These increases were primarily a result of growth in the number of systemwide restaurants and continued average same-store sales gains, which resulted in higher royalty, rental and distribution revenues. In addition, distribution revenues were higher relating to implementation of three-channel distribution (dry, frozen and refrigerated) in Ontario. The transition of the Guelph facility to three-channel delivery was fully completed in the third quarter of 2007. Franchise fee revenues were also higher due to a higher number of new restaurant units sold during the quarter.

Operating income increased $10.8 million, or 10.1%, in the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of higher revenues, as discussed above, higher equity income and higher other income, partially offset by higher general and administrative expense. Included in general and administrative expense was $3.1 million of restructuring charges recorded in the second quarter of 2008 in connection with the streamlining of the management team (see below). Adjusted operating income growth for the second quarter of 2008, excluding the restructuring charges, was 13.0% (see “Selected Operating and Financial Highlights” for a reconciliation to the closest U.S. GAAP measure).

Operating income increased $13.1 million, or 6.5%, in the year-to-date period ended June 29, 2008 over the comparable year-to-date period in 2007. This increase was primarily due to the higher revenues, as discussed above, partially offset by higher general and administrative expense, lower equity income, and lower franchise fee income. In the year-to-date period of 2007, equity income included a non-cash tax benefit of approximately $1 million recognized by our bakery joint venture. This tax benefit did not recur in 2008. In addition, franchise fee costs were higher in 2008 as a result of a higher number of new units sold, and higher renovation and other support costs. General and administrative expense was $7.5 million higher in 2008 on a year-to-date basis compared to the year-to-date period in 2007 of which $3.1 million related to restructuring charges. Adjusted operating income growth, excluding the $3.1 million restructuring charges, was 8.0% for the year-to-date period ended June 29, 2008, as compared to the year-to-date period ended July 1, 2007 (see “Selected Operating and Financial Highlights” for a reconciliation to the closest U.S. GAAP measure).

Our operating income performance during the first half of 2008 was below our annual targeted growth rate of 10%; however, it is consistent with our expectations as we had anticipated a challenging first half of the year. We are on track to achieve our 10% operating income growth target, excluding restructuring charges (see below). Several factors underlie our ability to meet our operating income and other previously established targets, including our year-to-date performance; our menu, promotional and operational initiatives; and pricing, including the increases put into the market earlier this year. Offsetting factors include continued macro-economic weakness, pressures on consumers and related competitive activity in the sector to drive traffic, along with our ability to complete real estate projects within our planned timeframe.

Net income increased $7.7 million, or 11.5%, during the second quarter of 2008 as compared to the second quarter of 2007. The increase in net income was the result of the higher operating income and a lower effective tax rate. Diluted earnings per share increased to $0.41 in the second quarter of 2008 from $0.36 in the second quarter of 2007. The diluted weighted average number of shares outstanding in the second quarter of 2008 was 184.3 million, which was 2.6% lower than the diluted weighted average share count in the second quarter of 2007, due to the Company’s share repurchase program.

On a year-to-date basis, 2008 net income increased $10.3 million, or 8.1%, as compared to the year-to-date period ended July 1, 2007. The increase in year-to-date net income was the result of the higher operating income and a lower effective tax rate, partially offset by higher net interest expense. Diluted earnings per share increased to $0.74 in the year-to-date period ended June 29, 2008 as compared to $0.67 in the year-to-date period ended July 1, 2007. The diluted weighted average number of shares outstanding was 185.0 million or 2.6% lower than the diluted weighted average share count in the year-to-date period of 2007, due to the Company’s share repurchase program.

On April 30, 2008, we announced changes to our executive management structure to both strengthen and streamline executive oversight of key business operations. In addition, certain employees have left or will be leaving the organization under various retirement and other arrangements. A restructuring charge of $3.1 million was recorded in the second quarter of 2008 in general and administrative expense relating to these retirement and other arrangements. The restructuring is expected to result in future annualized savings of approximately $1 million. Our 2008 operating income target of 10% growth did not anticipate this one-time charge.

As part of our vertical integration strategy, our Board of Directors has approved the construction of a new coffee roasting facility, which will be located in southern Ontario. The Company will invest approximately $30 million in this facility, primarily in 2009. Consistent with our vertical integration investment strategy, the new roasting facility will provide system benefits important to our Franchisees and the Company. When fully operational, this facility, coupled with our existing coffee roasting operation in Rochester, New York, will provide about three-quarters of our system needs. Equally important, our green coffee blending capability will help us protect the quality, integrity and supply of our proprietary coffee blend from tree to cup, at a very competitive rate for our franchisees and provide for a reasonable return on our investment. We continue to selectively invest in growth opportunities in our business and believe our financial position is a key enabler of our future growth.

In the second quarter of 2008, we repurchased 1.5 million shares of our common stock at an average cost of $33.14 per share for a total cost of $48.9 million. On a year-to-date basis, we have repurchased 2.9 million shares of common stock, for a total cost of $100.3 million.

Our Board of Directors approved a 28.6% increase in the quarterly dividend to $0.09 per share in February 2008. We declared and paid our March and May 2008 dividends at this new rate. Our Board of Directors declared a quarterly dividend payable on September 2, 2008 to shareholders of record as of August 18, 2008, also at the $0.09 rate per share. Our current dividend policy is to pay a total of 20-25% of prior year, normalized annual net earnings in dividends each year. The payment of future dividends remains subject to the discretion of our Board of Directors.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Systemwide sales growth(1)	9.8%	10.9%	8.6%	10.6%
Average same-store sales growth(2)
Canada	5.7%	6.6%	4.6%	6.5%
U.S.	3.1%	3.8%	2.1%	3.9%
Systemwide restaurants	3,257	3,078	3,257	3,078
Revenues (in millions)	$510.7	$465.3	$971.0	$889.9
Operating income (in millions)	$117.1	$106.3	$213.6	$200.5
Adjusted operating income (in millions)(3)	$120.2	$106.3	$216.7	$200.5
Net income (in millions)	$75.0	$67.2	$136.8	$126.5
Basic and diluted earnings per share	$0.41	$0.36	$0.74	$0.67
Weighted average number of shares of common stock outstanding – Diluted (in millions)	184.3	189.3	185.0	190.0

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

(2)

Historically, in our U.S. business, a restaurant was included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening. Commencing in the first quarter of 2008, we began calculating our Canadian average same-store sales growth on this basis as well. This change aligns same-store calculation methodologies between Canada and the U.S., and with current industry practices. This adjustment did not have a significant impact on reported Canadian same-store sales for the second quarter and year-to-date period ended June 29, 2008. The comparative second quarter and year-to-date period ended July 1, 2007 Canadian same-store sales growth rates, set forth above, have been recalculated using the 2008 methodology.

(3)

Adjusted operating income is a non-GAAP measure. The presentation of this non-GAAP measure is made with operating income, the most directly comparable U.S. GAAP measure. Management believes that pro-forma adjusted operating income information is important for comparison purposes to prior periods and for purposes of evaluating management’s operating income target for 2008, which excludes restructuring charges. The Company evaluates its business performance and trends excluding amounts related to the restructuring. Therefore, this measure provides a more consistent view of management’s perspectives on performance than the closest equivalent U.S. GAAP measure.

	Second quarter ended		Change from prior year
	June 29, 2008	July 1, 2007	$	%
	(in millions, except where noted)
Reported operating income	$117.1	$106.3	$10.8	10.1%
Restructuring charge	3.1	—	3.1	n/m

Adjusted operating income	$120.2	$106.3	$13.9	13.0%

	Year-to-date period ended		Change from prior year
	June 29, 2008	July 1, 2007	$	%
	(in millions, except where noted)
Reported operating income	$213.6	$200.5	$13.1	6.5%
Restructuring charge	3.1	—	3.1	n/m

Adjusted operating income	$216.7	$200.5	$16.2	8.0%

n/m	The comparison is not meaningful.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants, although approximately 98.3% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee, labour, supplies, and other utility costs.

Product innovation continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. In the second quarter of 2008, our promotional program included: Slow Roast Beef sandwich, Homestyle Hash Browns, Chocolate Brownie Iced Capp Supreme, Whole Grain Raspberry Muffins, Green Tea, Strawberry Blossom Donuts, Maple-themed products and, in the U.S. only, French Vanilla Iced Coffee.

As mentioned above, Canadian and U.S. average same-store sales growth are calculated on a consistent basis, with restaurants being included beginning in the 13th month following the restaurant’s opening. This change is also consistent with current industry practices. We have adjusted our historical quarterly average same-store sales growth data for 2006 and 2007 and on an annual basis for the prior 10 years to align with the new methodology, which is presented along with the original (as reported) growth data in our first quarter 2008 Form 10-Q, filed with the SEC on May 7, 2008.

Our historical average same-store sales trends are not necessarily indicative of future results.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for the second quarter and year-to-date periods ended June 29, 2008 and July 1, 2007, respectively:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Canada
Restaurants opened	23	12	45	28
Restaurants closed	(11)	(3)	(17)	(6)

Net change	12	9	28	22

U.S.
Restaurants opened	8	6	11	11
Restaurants closed	(1)	(1)	(3)	(2)

Net change	7	5	8	9

Total Company
Restaurants opened	31	18	56	39
Restaurants closed	(12)	(4)	(20)	(8)

Net change	19	14	36	31

From the end of the second quarter of 2007 to the end of the second quarter of 2008, we opened 215 system restaurants, including both franchised and Company-operated restaurants, and we had 36 restaurant closures for a net increase of 179 restaurants. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru. We have also closed, and may continue to close restaurants for which the restaurant location has performed below our expectations for an extended period of time, or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

Systemwide Restaurant Count

The following table shows our restaurant count as of June 29, 2008, December 30, 2007 and July 1, 2007:

	As of June 29, 2008	As of December 30, 2007	As of July 1, 2007
Canada
Company-operated	21	30	26
Franchised	2,830	2,793	2,707

Total	2,851	2,823	2,733

% Franchised	99.3%	98.9%	99.0%
U.S.
Company-operated	33	42	50
Franchised	373	356	295

Total	406	398	345

% Franchised	91.9%	89.4%	85.5%
Total system
Company-operated	54	72	76
Franchised	3,203	3,149	3,002

Total	3,257	3,221	3,078

% Franchised	98.3%	97.8%	97.5%

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

The following tables contain information about the operating income (loss) of our reportable segments:

	Second quarter ended				Change from prior year
	June 29, 2008	% of Revenues	July 1, 2007	% of Revenues	$	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$130,433	25.5%	$115,969	24.9%	$14,464	12.5%
U.S.	(190)	n/m	79	n/m	(269)	n/m

Total Segment operating income	130,243	25.5%	116,048	24.9%	14,195	12.2%
Corporate(1)	(13,118)	(2.6)%	(9,708)	(2.0)%	(3,410)	35.1%

Total operating income	$117,125	22.9%	$106,340	22.9%	$10,785	10.1%

	Year-to-date period ended				Change from prior year
	June 29, 2008	% of Revenues	July 1, 2007	% of Revenues	$	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$236,968	24.4%	$222,653	25.0%	$14,315	6.4%
U.S.	(3,069)	(0.3)%	(4,039)	(0.5)%	970	24.0%

Total Segment operating income	233,899	24.1%	218,614	24.5%	15,285	7.0%
Corporate(1)	(20,270)	(2.1)%	(18,069)	(2.0)%	(2,201)	12.2%

Total operating income	$213,629	22.0%	$200,545	22.5%	$13,084	6.5%

n/m	The comparison is not meaningful.
(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from International operations (discussed below).

Segment operating income increased $14.2 million, or 12.2%, in the second quarter of 2008 compared to the second quarter of 2007. This increase related to higher operating income from our Canadian segment, offset, in part, by slightly lower operating income from our U.S. segment. On a year-to-date basis, 2008 segment operating income was $15.3 million, an increase of 7.0% compared to the year-to-date period in 2007 driven by higher operating income in both the Canadian and U.S. segments.

In the second quarter of 2008, our Canadian segment operating income was $130.4 million, an increase of 12.5% over the second quarter of 2007. This increase was driven by a higher number of Canadian systemwide restaurants, which contributes to higher income from distribution, as well as higher rents and royalties. Operating income also benefited from the completion of the roll-out of three-channel distribution from our Guelph facility in late 2007. Franchise fee income was also higher due to higher restaurant unit sales in the second quarter of 2008. In the second quarter of 2008, we opened 23 restaurants in Canada and closed 11 compared to opening 12 restaurants and closing three in the second quarter of 2007. Equity income was also higher in the second quarter of 2008. These increases were offset in part by higher general and administrative expense. Canadian average same-store sales growth was 5.7% in the second quarter of 2008. Pricing accounted for approximately 4.4% of this growth.

        Our Canadian segment operating income increased $14.3 million, or 6.4%, from $222.7 million in the year-to-date period ended July 1, 2007 to $237.0 million in the year-to-date period ended June 29, 2008. Canadian segment operating income and margins benefited from revenue growth from our distribution business, including better leveraging of our cost structure and operational efficiency gains, and higher systemwide sales, which drove increased rents and royalties revenues. Operating income gains were, in part, offset by lower equity income; lower franchise fee income, due to lower resales and higher equipment and support costs; and, higher general and administrative expense, consistent with the growth in our business. Canadian average same-store sales growth was 4.6% in the year-to-date period ended June 29, 2008. Pricing accounted for approximately 3.5% of this growth. We had price increases in certain Canadian markets, including slightly less than 4% in Ontario in early April 2008, and slightly less than 2% in Quebec in early

May 2008. The estimated positive impact of these price increases is included in our 2008 same-store sales targets. Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs and changes in commodity costs. We typically expect price increases in one or more markets throughout a given year; however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing. Significant snowfall and new statutory holidays in Ontario and Manitoba reduced customer visits on those days and negatively impacted our first quarter 2008 same-store sales growth. In the year-to-date period ended June 29, 2008, we opened 45 restaurants in Canada and closed 17, compared to opening 28 restaurants and closing six in the year-to-date period ended July 1, 2007.

The U.S. operating segment loss was $0.2 million in the second quarter of 2008 compared to operating income of $0.1 million in the second quarter of 2007. The U.S. operating segment loss was $3.1 million in the year-to-date period ended June 29, 2008 compared to operating segment loss of $4.0 million in the year-to-date period ended July 1, 2007. The U.S. operating results were primarily impacted in both the quarterly and year-to-date periods by increased relief given to our franchisees, offset by reduced losses from Company-operated stores. The higher relief was mainly due to a greater number of new restaurant openings late in 2007 and from the transition of Company-operated restaurants to franchised restaurants. The year-to-date period ended June 29, 2008 also reflected lower franchise fee income compared to the year-to-date period ended July 1, 2007, primarily as a result of the timing of revenue recognition for our U.S. franchise sales. U.S. average same-store sales growth was 3.1% in the second quarter of 2008. Pricing accounted for approximately 2.5% of this increase. On a year-to-date basis, same-store sales growth was 2.1%, of which pricing represented approximately 1.2% of this increase. In late April 2008, we had price increases in certain U.S. markets of approximately 3%, varying by region. The estimated positive impact of these price increases is included in our 2008 same-store sales targets. We typically expect price increases in one or more regions during the course of the year. There can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing and potentially other macro-economic challenges. During the second quarter of 2008, we opened eight new restaurants and closed one, as compared to opening six new restaurants and closing one in the second quarter of 2007. On a year-to-date basis, we have opened 11 new restaurants and closed three, as compared to opening 11 restaurants in the comparable period of 2007 and closing two restaurants. In response to some of the economic challenges, we may, from time to time, adjust certain factors in our restaurant development strategy, including such items as size or type of restaurant or timing of openings, and we will maintain a disciplined approach to new restaurant development.

We continue to make progress in the development and growth in most of our U.S. markets and have traditionally expanded into adjacent markets once our core markets are established. In 2008, we will advance this strategy by continuing to develop our presence in Lansing, Michigan, and the Company plans to open several restaurants in Syracuse, New York during the second half of 2008. Notwithstanding this growth, we anticipate that U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we continue our growth and expansion into new and existing markets. As we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on past experience, as we add new restaurants in these developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief of rents and royalties, and in some cases, relief for other operating costs, for a period of time to support these franchisees. Such relief offsets our rent and royalty revenues. In developing markets when we transition a restaurant from a Company-operated restaurant to either a full franchised restaurant or a restaurant governed by an operator agreement, we also generally provide relief to the franchisee for an initial period. We are generally able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth. In 2008, we do not believe that the U.S. segment will be a significant contributor to our consolidated operating income.

Corporate charges were $13.1 million in the second quarter of 2008 compared to $9.7 million in the second quarter of 2007, an increase of $3.4 million. The increase in corporate charges is primarily attributable to the $3.1 million restructuring charge recorded in the second quarter of 2008. On a year-to-date basis, corporate charges were $20.3 million compared to $18.1 million in the 2007 year-to-date period, an increase of $2.2 million. Offsetting the impact to corporate charges of the $3.1 million restructuring charge on a year-to-date basis were lower printing and mailing costs due to our adoption of the SEC’s new “Notice and Access” model for the provision of proxy materials to shareholders through posting at a dedicated website where shareholders can view the information and vote on-line, as opposed to required printing and mailing of all materials to all of our shareholders. In addition, we had certain foreign exchange gains in the year-to-date period ended June 29, 2008 versus foreign exchange losses in the comparable period of 2007.

Included in corporate charges is a nominal amount of operating income from our international operations in the Republic of Ireland and the United Kingdom for the second quarter and year-to-date periods of 2008. This income is included in corporate charges because this venture was being managed corporately during the quarter. As of June 29, 2008, we had 213 licensed locations in the Republic of Ireland and the United Kingdom, which are excluded from our restaurant counts. These licensed locations primarily operate using our self-serve kiosk model. At this time, this business contributes nominal amounts to distribution sales and royalties revenues as well as to consolidated operating income. In April 2008, we announced changes to our executive management structure, including the dedication of one of the most senior members of our executive team to continue emphasis on the successful development of our U.S. business and to undertake a focused evaluation and potential growth of international opportunities.

Overall, our total segment operating margins from our reportable segments were 25.5% and 24.9% for the quarters ended June 29, 2008 and July 1, 2007, respectively. On a year-to-date basis, our total segment operating margins from our reportable segments were 24.1% and 24.5% for 2008 and 2007, respectively.

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

Results of Operations

Below is a summary of operations and a more detailed discussion of results for the second quarter and year-to-date periods of 2008 compared to the same periods of 2007.

	Second quarter ended				Change from prior year
	June 29, 2008	% of Revenues	July 1, 2007	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$335,873	65.8%	$307,994	66.2%	$27,879	9.1%
Franchise revenues:
Rents and royalties(1)	153,546	30.1%	140,114	30.1%	13,432	9.6%
Franchise fees	21,273	4.2%	17,149	3.7%	4,124	24.0%

	174,819	34.2%	157,263	33.8%	17,556	11.2%

Total revenues	510,692	100.0%	465,257	100.0%	45,435	9.8%

Costs and expenses
Cost of sales	293,101	57.4%	269,847	58.0%	23,254	8.6%
Operating expenses	54,622	10.7%	50,088	10.8%	4,534	9.1%
Franchise fee costs	19,908	3.9%	17,074	3.7%	2,834	16.6%
General and administrative expense	36,124	7.1%	30,810	6.6%	5,314	17.2%
Equity (income)	(10,001)	(2.0)%	(9,235)	(2.0)%	(766)	8.3%
Other (income) expense, net	(187)	n/m	333	0.1%	(520)	n/m

Total costs and expenses, net	393,567	77.1%	358,917	77.1%	34,650	9.7%

Operating income	117,125	22.9%	106,340	22.9%	10,785	10.1%
Interest (expense)	(5,969)	(1.2)%	(6,143)	(1.3)%	174	(2.8)%
Interest income	1,073	0.2%	1,324	0.3%	(251)	(19.0)%

Income before income taxes	112,229	22.0%	101,521	21.8%	10,708	10.5%
Income taxes	37,255	7.3%	34,282	7.4%	2,973	8.7%

Net income	$74,974	14.7%	$67,239	14.5%	$7,735	11.5%

n/m	The comparison is not meaningful.
(1)	See Note (1) in the following table.

	Year-to-date period ended				Change from prior year
	June 29, 2008	% of Revenues	July 1, 2007	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$642,379	66.2%	$586,344	65.9%	$56,035	9.6%
Franchise revenues:
Rents and royalties(1)	289,426	29.8%	267,354	30.0%	22,072	8.3%
Franchise fees	39,204	4.0%	36,167	4.1%	3,037	8.4%

	328,630	33.8%	303,521	34.1%	25,109	8.3%

Total revenues	971,009	100.0%	889,865	100.0%	81,144	9.1%

Costs and expenses
Cost of sales	565,384	58.2%	517,251	58.1%	48,133	9.3%
Operating expenses	104,631	10.8%	97,264	10.9%	7,367	7.6%
Franchise fee costs	38,188	3.9%	33,477	3.8%	4,711	14.1%
General and administrative expense	67,010	6.9%	59,560	6.7%	7,450	12.5%
Equity income	(17,363)	(1.8)%	(19,012)	(2.1)%	1,649	(8.7)%
Other (income) expense, net	(470)	n/m	780	0.1%	(1,250)	n/m

Total costs and expenses, net	757,380	78.0%	689,320	77.5%	68,060	9.9%

Operating income	213,629	22.0%	200,545	22.5%	13,084	6.5%
Interest (expense)	(12,320)	(1.3)%	(11,764)	(1.3)%	(556)	4.7%
Interest income	3,063	0.3%	3,320	0.4%	(257)	(7.7)%

Income before income taxes	204,372	21.0%	192,101	21.6%	12,271	6.4%
Income taxes	67,578	7.0%	65,601	7.4%	1,977	3.0%

Net income	$136,794	14.1%	$126,500	14.2%	$10,294	8.1%

n/m – The comparison is not meaningful.

(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 121 and 101 restaurants on average in the second quarters of 2008 and 2007, respectively, and 118 and 98 franchises on average in the year-to-date periods of 2008 and 2007, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales (including those consolidated pursuant to FIN 46R) were:

	Second quarter ended		Year-to-date period ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,165,221	$1,061,308	$2,197,573	$2,026,184
U.S. (in thousands of U.S. dollars)	$86,495	$74,464	$165,152	$142,276

Revenues

Sales

Sales during the second quarter of 2008 grew 9.1% to $335.9 million from the second quarter of 2007 sales of $308.0 million. Growth was driven primarily by warehouse sales, which increased $26.6 million, or 10.2%. The remaining increase in sales related to higher sales from FIN 46R restaurants, partially offset by lower sales from Company-operated restaurants, as discussed below. Warehouse sales were driven higher in the second quarter of 2008 by incremental sales of frozen and refrigerated products and by an overall increase in systemwide sales. The distribution of frozen and refrigerated products increased sales by approximately $11.4 million year-over-year as the second quarter of 2007 did not reflect the full roll-out of frozen and refrigerated products from the Guelph distribution centre. Systemwide sales growth, which includes the effect of a higher number of restaurants in the system coupled with same-store sales growth from existing restaurants, contributed approximately $6.8 million of the overall increase in warehouse sales. The remainder of the sales growth is attributable to a combination of changes in product mix and pricing. Warehouse sales represented 56.4% of total revenues during the second quarter of 2008, slightly higher than the mix of 56.2% of total revenues in the second quarter of 2007.

Sales for the year-to-date periods ended June 29, 2008 and July 1, 2007 were $642.4 million and $586.3 million, respectively, an increase of $56.0 million, or 9.6%, year-over-year. The entire increase was a result of higher warehouse sales. Increases in sales from restaurants consolidated under FIN 46R offset declines in revenues from Company-operated restaurants due to fewer corporate stores. Incremental sales from frozen and refrigerated products contributed approximately $29.9 million of the increase in warehouse sales. Growth in systemwide sales contributed approximately $17.6 million, while pricing and product mix accounted for the remaining $8.5 million.

Company-operated restaurant sales were $11.1 million in the second quarter of 2008 or $4.1 million lower than sales in the second quarter of 2007. We operated on average 59 Company-operated restaurants during the second quarter of 2008 as compared to 82 in the second quarter of 2007. For the year-to-date periods ended June 29, 2008 and July 1, 2007, sales were $22.7 million and $30.9 million, representing an average of 64 and 86 Company-operated restaurants, respectively.

Sales due to the consolidation of 121 and 101 restaurants on average during the second quarter of 2008 and 2007 under FIN 46R were $36.6 million and $31.3 million, respectively. For the year-to-date periods ended June 29, 2008 and July 1, 2007, sales were $66.8 million and $58.6 million, representing an average of 118 and 98 FIN 46R franchise restaurants, respectively.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of reported sales by approximately 1.1% compared to the value that would have been reported had there been no exchange rate movement during the second quarter of 2008. The foreign exchange impact to sales was approximately 1.7% for the 2008 year-to-date period.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $153.5 million in the second quarter of 2008, an increase of $13.4 million, or 9.6%, versus the comparable period of 2007. This increase was consistent with the second quarter 2008 systemwide sales growth, partially offset by higher relief provided to certain of our U.S. franchisees. As we continue to grow and expand into new markets, our franchisees may experience losses and, in certain situations, we may provide financial relief for a period of time to help offset these losses. Our net growth in rents and royalty revenues was primarily driven by $8.0 million related to positive average same-store sales growth and approximately $5.6 million related to the net addition of 179 new restaurants in the system year-over-year.

Rents and royalties increased 8.3% to $289.4 million for the year-to-date period ended June 29, 2008 as compared to $267.4 million in the year-to-date period ended July 1, 2007. This increase is consistent with systemwide sales growth rate of 8.6%. Same-store sales growth contributed approximately $12.0 million to the increase and a higher number of restaurants open contributed approximately $10.6 million to the year-over-year increase.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fee revenues for the second quarter and first half of 2008 were $21.3 million and $39.2 million, respectively, as compared to $17.1 million and $36.2 million in the second quarter and first half of 2007, respectively. The increase in franchise fees between quarter and year-to-date periods is primarily attributable to a higher number of units sold, and a shift in mix towards standard restaurant openings, whereas non-traditional openings were a higher proportion of 2007 revenues. In addition, we had higher revenues from renovations and replacement restaurants. This impact was offset, in part, by lower deferred revenues recognized in 2008 from our U.S. franchise incentive program. We opened 31 and 56 new restaurants in the second quarter and first half of 2008, respectively, as compared to 18 and 39 new restaurants in the second quarter and first half of 2007.

In the U.S., we have a franchise incentive program whereby revenue from the sale of equipment is deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these proceeds.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of reported rents and royalties and franchise fee revenues by approximately 0.5% and 0.8%, respectively, for the second quarter. On a year-to-date basis, foreign exchange reduced the value of reported rents and royalties and franchise fee revenues by approximately 0.7% and 1.2%, respectively, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $23.3 million, or 8.6%, compared to the second quarter of 2007. This increase was primarily driven by an increase in warehouse cost of sales of $21.8 million, or 9.5%, during the period. The distribution of frozen and refrigerated products increased warehouse cost of sales by $10.7 million in the second quarter of 2008. The increase in the number of franchise restaurants open and higher average same-store sales contributed $5.9 million of the quarter-over-quarter increase. The remaining increase in warehouse cost of sales was primarily related to changes in product mix and costs. Higher costs of sales from restaurants consolidated under FIN 46R were largely offset by lower costs of sales at Company-operated restaurants (see below).

Cost of sales for the first half of 2008 increased $48.1 million, or 9.3%, to $565.4 million from first half of 2007 cost of sales of $517.3 million. An increase in warehouse cost of sales of $47.2 million comprised the majority of the increase. The distribution of frozen and refrigerated products contributed $26.9 million of the increase in warehouse cost of sales. New demand from additional restaurants opened in the period and growth in demand from existing restaurants resulted in $15.6 million of additional cost of sales with the remainder being the impact of product mix and higher product costs.

Distribution cost of sales represented 63.5% of our total costs and expenses, net, in the second quarters of 2008 and 2007 and 63.7% and 63.2% for the first half of 2008 and 2007, respectively. This continued shift in business mix is primarily attributable to the distribution of frozen and some refrigerated products from our Guelph distribution facility. The full transition to three-channel delivery was completed in the third quarter of 2007, after which warehouse sales for frozen and refrigerated distribution, as a percentage of revenues, stabilized. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee and sugar. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as most of these products are typically priced based on a fixed-dollar mark-up. See “Commodity Risks” below.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. Costs were $12.3 million and $26.1 million for the second quarter and year-to-date periods ended June 29, 2008, as compared to $17.0 million and $35.4 million for the second quarter and year-to-date periods ended July 1, 2007. The average number of Company-operated restaurants in the second quarter of 2008 decreased to 59 restaurants, as compared to 82 restaurants in the second quarter of 2007. The average number of Company-operated restaurants for the year-to-date period ended June 29, 2008 decreased by 22 to 64 restaurants from the year-to-date period ended July 1, 2007. We continue to focus on transitioning these restaurants to franchise or operator agreements. These transitioned restaurants may then result in us initially having to consolidate them in accordance with FIN 46R (see below).

The consolidation of 121 and 101 restaurants, on average, under FIN 46R during the quarters ended June 29, 2008 and July 1, 2007, respectively, resulted in cost of sales of $30.9 million and $24.8 million, respectively. For the year-to-date periods ended June 29, 2008 and July 1, 2007, the consolidation of 118 and 98 franchise restaurants, on average, under FIN 46R resulted in cost of sales of $56.4 million and $46.3 million, respectively.

The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of reported cost of sales during the second quarter of 2008 by approximately 1.2% and by approximately 1.9% year-to-date in 2008.

Operating Expenses

Total operating expenses, representing primarily rent expense and property costs, increased by $4.5 million, or 9.1%, in the second quarter of 2008 as compared to the second quarter of 2007 and increased $7.4 million, or 7.6%, in the first half of 2008 as compared to the first half of 2007, consistent with the increase in rents and royalties revenues in the same periods. Our Canadian operations contributed to the majority of this increase in both periods as our U.S. operating expenses, although higher, were partially offset by the weakening of the U.S. dollar (see below).

Rent expense and other property and support costs, increased during the period as a result of 130 additional properties being leased and then subleased to franchisees since July 1, 2007. Rent expense also increased due to higher percentage rent costs on certain properties resulting from increased restaurant sales. In addition, depreciation expense was also higher as the total number of properties owned or leased by us in Canada and the U.S. and then subleased to franchisees increased by 152 properties from July 1, 2007 to June 29, 2008.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the overall value of operating expenses by approximately 1.0% compared to the value that would have been reported had there been no exchange rate movement in the second quarter of 2008 and by approximately 1.5% for year-to-date 2008.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs increased $2.8 million, or 16.6%, from the second quarter of 2008, mainly due to a higher number of units sold compared to last year and a higher number of renovations and replacements. For the year-to-date period ended June 29, 2008, franchise fee costs were $38.2 million compared to $33.5 million in the year-to-date period ended July 1, 2007. This year-over-year increase was primarily related to a higher number of units sold and an increase in equipment costs relating to restaurants sold and resales and replacements. Support costs and expenses associated with establishing a franchisee’s business were also higher in the second quarter and first half of 2008 compared to the corresponding periods of 2007.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of franchise fee costs by approximately 0.8% compared to the value that would have been reported had there been no exchange rate movement in the second quarter of 2008 and by approximately 1.3% for the year-to-date period in 2008.

General and Administrative Expense

General and administrative expense is comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expense was $36.1 million in the second quarter of 2008 and $67.0 million for the first half of 2008 compared to $30.8 million in the second quarter of 2007 and $59.6 million for the first half of 2007. Included in general and administrative expense for the second quarter and first half of 2008 was a restructuring charge of $3.1 million reflecting the previously mentioned management organizational changes. The remaining increase of $2.2 million in the second quarter of 2008 and $4.3 million for the first half of 2008 related primarily to higher salary and benefits, and recruiting and training costs due to additional employees required to support the growth of the business. Excluding the $3.1 million restructuring charge, general and administrative expense as a percentage of revenues, decreased from 6.6% in the second quarter of 2007 to 6.5% in the second quarter of 2008 and from 6.7% in the first half of 2007 to 6.6% in the first half of 2008.

Our U.S. segment general and administrative expense is denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of general and administrative expense by approximately 1.3% compared to the value that would have been reported had there been no exchange rate movement in the second quarter of 2008 and by approximately 1.9% for the year-to-date period in 2008.

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

In the second quarter of 2008, equity income was $10.0 million, an increase of $0.8 million, or 8.3%, from the second quarter of 2007. On a year-to date basis in 2008, equity income was $17.4 million, which is $1.6 million lower than the comparable 2007 year-to-date period. This year-to-date decrease is primarily a result of a non-cash tax benefit of approximately $1.0 million recognized by our bakery joint venture in the first quarter of 2007 as well as lower operating income at our bakery joint venture as a result of commissioning costs for a new pastry line that was put into operation during the first quarter of 2008. As anticipated, the 2007 tax benefit did not recur in 2008. The new pastry line began servicing system restaurants in a phased approach during the second quarter of 2008. Our equity income does not necessarily grow at the same rate as our systemwide sales as it is not representative of all of the components of our business.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest.

Other income, net in the second quarter of 2008 was $0.2 million and other expense, net in the second quarter of 2007 was $0.3 million. Other income, net was $0.5 million in the year-to-date period ended June 29, 2008 and other expense, net was $0.8 million in the year-to-date period ended July 1, 2007. The changes year-over-year were primarily a result of foreign exchange.

Interest Expense

Total interest expense, including interest on our credit facilities was $6.0 million in the second quarter of 2008 and $6.1 million in the second quarter of 2007. The slight decrease was a result of lower effective interest rates on our external debt, partially offset by higher interest on additional capital leases.

For the year-to-date period ended June 29, 2008, total interest expense was $12.3 million compared to $11.8 million in the year-to-date period ended July 1, 2007. The increase was primarily a result of higher interest on additional capital leases.

Interest Income

Interest income was $1.1 million in the second quarter of 2008 and $1.3 million in the second quarter of 2007. Interest income was $3.1 million for the year-to-date period ended June 29, 2008 compared to interest income of $3.3 million earned in the year-to-date period ended July 1, 2007. Lower overall rates on investments and lower overall non-restricted balances were partially offset by interest earned on restricted cash relating to our TimCard®. Interest earned on restricted cash of $0.1 million in the second quarter of 2008 ($0.3 million year-to-date 2008) was contributed back to our advertising and promotion fund. The contribution is recorded in general and administrative expense.

Income Taxes

The effective tax rates were 33.2% and 33.8% for the second quarters ended June 29, 2008 and July 1, 2007, respectively. The effective rates were 33.1% and 34.2% for the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively. The effective tax rate variances between all periods presented is primarily due to the reduction in Canadian federal statutory tax rates in 2008, partially offset by a shift in the geographical mix of our earned income.

We are party to a tax sharing agreement with Wendy’s, as subsequently amended, which sets forth the principles and responsibilities of Wendy’s and us regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The agreement is applicable for all taxation periods up to September 29, 2006. Commencing September 30, 2006, we became a standalone public company and, as a result, we file all U.S. tax returns independently from Wendy’s from that date forward. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As several years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes. No payments have been made by either party to the other under this agreement during the year-to-date period ended June 29, 2008.

Comprehensive Income

In the second quarter of 2008, comprehensive income was $70.5 million compared to $35.4 million in the second quarter of 2007. Net income increased $7.7 million from the second quarter of 2007 to the second quarter of 2008, as discussed above. The other significant component of comprehensive income was a translation adjustment loss of $4.8 million in the second quarter of 2008 compared to a translation loss of $29.4 million in the second quarter of 2007. Translation adjustment income (loss) arises from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period end rates. Other comprehensive income in the second quarter of 2007 was comprised of net income of $67.2 million, translation adjustment loss of $29.4 million and a loss related to cash flow hedges, net of taxes, of $2.5 million.

For the year-to-date periods ended June 29, 2008 and July 1, 2007, comprehensive income was $147.5 million and $90.1 million, respectively. Components of comprehensive income for the year-to-date period ended June 29, 2008 included a translation gain of $10.3 million, and gains from cash flow hedges, net of tax of $0.4 million. Components of comprehensive income for the period ended July 1, 2007 included a translation loss of $32.7 million and losses from cash flow hedges, net of tax of $3.7 million.

The 2008 exchange rates were C$1.0106, C$1.0215, and C$0.9805 for US$1.00 on June 29, 2008, March 30, 2008 and December 30, 2007, respectively. The 2007 exchange rates were on C$1.0654, C$1.1546, and C$1.1654 for US$1.00 on July 1, 2007, April 1, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash given its stage of growth, and we expect this trend to continue for the balance of 2008. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have fully funded our capital expenditure requirements for new restaurant development, remodelling, technology initiatives and other capital needs. As we stated in February 2008, our targets are to open 120 to 140 new restaurants in Canada and 90 to 110 new restaurants in the U.S., potentially including self-serve kiosks. The cost and availability of real estate and construction costs, including the cost and availability of labour required for construction of our restaurants in certain areas where we seek to develop restaurants, such as Alberta and other areas of Western Canada, and in some areas of the U.S., have historically been, and may continue to be, limiting factors to our growth in these regions. We anticipate that these conditions are likely to persist through 2008 in selective regions of Canada and the U.S. In the year-to-date period ended June 29, 2008, we generated $121.3 million of cash from operations, as compared to cash generated from operations of $118.8 million in the year-to-date period ended July 1, 2007, for a net increase of $2.5 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe that the strength of our balance sheet would allow us to borrow additional funds while maintaining a strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us. Additionally, our ability to issue additional equity is constrained for some time because our issuance of additional shares is a factor that could be considered relevant to a determination related to the Wendy’s spin-off transaction under Section 355 of the Internal Revenue Code and, under the tax sharing agreement, we would be required to indemnify Wendy’s against the taxes payable if our issuance of shares resulted in a gain being recognized.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At June 29, 2008, we had approximately $383.4 million in term debt and capital leases, included in long-term obligations, on our balance sheet. We continue to believe that the strength of our balance sheet provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our stockholders through a combination of our share repurchase program and dividends.

In the second quarter of 2008, we continued to repurchase shares under our previously announced stock repurchase program, which authorized the Company to purchase up to $200 million of common stock, not to exceed 5% of outstanding shares of common stock at the time of the approval in October 2007. In the year-to date period ended June 29, 2008, we spent $100.3 million to repurchase approximately 2.9 million shares under this program. As at June 29, 2008, we have purchased an aggregate of approximately 3.9 million shares for a total cost of $135.9 million of the $200 million repurchase program.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities was $121.3 million in the year-to-date period ended June 29, 2008 as compared to $118.8 million generated from operating activities in the year-to-date period ended July 1, 2007. Operating cash flows increased by $2.5 million in the year-to date period ended June 29, 2008, driven primarily from the timing of working capital movements, increased earnings and higher depreciation and amortization expense. Depreciation and amortization expense for the second quarter of 2008 was $22.3 million as compared to $21.3 million in the second quarter of 2007, and on a year-to-date basis, it was $44.1 million in 2008 and $41.0 million in 2007.

Investing Activities. Net cash used in investing activities was $69.3 million and $67.5 million for the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively. Capital expenditures were $66.1 million and $70.4 million in the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. Capital expenditures during these periods are summarized as follows:

	Year-to-date period ended
	June 29, 2008	July 1, 2007
	(in millions)
Capital expenditures
New restaurants	$42.2	$40.6
Store replacements and renovations	16.9	18.2
Other capital needs	7.0	11.6

Total capital expenditures	$66.1	$70.4

In the year-to-date period ended June 29, 2008, we opened 45 new restaurants in Canada and 11 in the U.S. compared with 28 in Canada and 11 in the U.S. in the year-to-date period of 2007. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations, including the capital expenditures for the coffee roasting facility discussed earlier. Expenditures for other capital needs include amounts for software implementations, other equipment purchases required for ongoing business needs and, in 2007, included the conversion of our Oakville warehouse to office space. Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	June 29, 2008	July 1, 2007
	(in millions)
Capital expenditures – new restaurants
Canada	$29.9	$21.2
U.S.	12.3	19.4

Total	$42.2	$40.6

Financing Activities. Financing activities used cash of $138.7 million in the year-to-date period ended June 29, 2008 and used cash of $124.0 million in the year-to-date period ended July 1, 2007. On a year-to-date basis in 2008, we repurchased $100.3 million of shares of our common stock and paid $33.3 million in dividends to our stockholders. In the year-to-date period ended July 1, 2007, we repurchased $90.0 million of shares of our common stock and paid $26.6 million in dividends to our stockholders.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of June 29, 2008 and July 1, 2007 as that term is described by the SEC.

Basis of Presentation

The functional currency of Tim Hortons Inc. is the Canadian dollar as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of our operating subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian or U.S. dollar or the Euro. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars. As a result, we have selected the Canadian dollar as our reporting currency.

Application of Critical Accounting Policies

The Condensed Consolidated Financial Statements and accompanying notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

Other than the adoption of SFAS 157, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended December 30, 2007. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 30, 2007, filed with the SEC on February 26, 2008, which is incorporated herein by reference.

Effective December 31, 2007, we adopted SFAS No. 157 – Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 – Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

Effective December 31, 2007, we also adopted SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis with changes in value reported in earnings. We did not elect to report any assets or liabilities at fair value under this standard.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R – Business Combinations (“SFAS 141R”). This Statement replaces FASB SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 – Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 31, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 29, 2008, the standard will also apply to all other fair value measurements. We are currently evaluating the potential impact of the adoption of SFAS 157-2 on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 – Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128 – Earnings per Share, with the result that earnings-per-share data will continue to be calculated the same as it was calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of adoption of this pronouncement on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 – Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. We are currently evaluating the impact of this pronouncement on our Consolidated Financial Statements.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to various market risks remains substantially the same as reported as of December 30, 2007, as supplemented hereinbelow with respect to “Commodity Risk.” As such, our disclosures about market risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008 under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” on pages 75 through 77.

Foreign Exchange Risk

        Our exposure to various foreign exchange risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about foreign exchange risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008 under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Foreign Exchange Risk” on pages 75 and 76.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about commodity risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008 under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Commodity Risk” on page 76.

In addition, we currently have purchase contracts in place for the remainder of 2008 covering key commodities such as coffee, wheat, sugar, and cooking oils. As we have stated previously, we may be subject to higher commodity prices depending upon prevailing market conditions at the time we make purchases beyond our current commitments.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about interest rate risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008 under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk” on pages 76 and 77.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported as of December 30, 2007. As such, our disclosures about inflationary risks are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008 under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk – Inflation” on page 77.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s most recent Form 10-K, filed February 26, 2008, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service-restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, real estate sites and type and quality of food; changes in international, national, regional and local economic and political conditions; consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions); spending patterns, consumer confidence; demographic trends; seasonality, weather events and other calamities; the type, number and location of competing restaurants; enhanced or changes in existing governmental regulation (including nutritional and franchise regulations); changes in capital market conditions that affect valuations of restaurant companies in general or the value of Company’s stock in particular; litigation relating to food quality, handling or nutritional content or other legal claims; the effects of war or terrorist activities and any governmental responses thereto; higher energy and/or fuel costs; food costs; the cost and/or availability of a qualified work force and other labour issues; benefit costs; legal and regulatory compliance; new or additional sales tax on the Company’s products; disruptions in supply chain or changes in the price, availability and shipping costs of supplies (including changes in international commodity markets, especially for coffee); utility and other operating costs; the ability of the Company and/or its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and acquire and sell restaurants; the maintenance of our brand reputation and the Company’s relationship with its franchisees; any substantial or sustained decline in the Company’s Canadian business; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risks associated with foreign exchange fluctuations; risks associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; and risks associated with a variety of factors or events that could negatively affect our brand and/or reputation; and, other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 10-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward-looking statements incorrect or misleading.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 34 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	In the second quarter of 2008, we completed the migration of our Canadian fixed asset repository to our enterprise resource planning system. Except for this change, no change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 16, 2008, we filed a report on Form 8-K describing a claim that was filed against us and certain of our affiliates on June 12, 2008 in the Ontario Superior Court of Justice (“Court”) by two of our franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that our Always Fresh baking system and expansion of lunch offerings has led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. We believe the claim is frivolous and completely without merit. We intend to vigorously defend the action; however, there can be no assurance that the outcome of the claim will be favourable to us or that it will not have a material adverse impact on our financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with our evaluation of this claim.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)		(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #4 (March 31, 2008 — May 4, 2008)	357,155		$34.89	357,155	$100,601,147
Monthly Period #5 (May 5, 2008 — June 1, 2008)	872,679	(5)	$32.94	749,930	$75,933,133
Monthly Period #6 (June 2, 2008 — June 29, 2008)	368,219		$31.93	368,219	$64,180,619

Total	1,598,053		$33.14	1,475,304	$64,180,619

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In October 2007, our Board of Directors approved, and we publicly announced, a stock repurchase program authorizing us to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of our outstanding shares as at the time of regulatory approval, prior to October 30, 2008, the termination date of the program. We may make such repurchases on the NYSE and/or the TSX. For a significant portion of the repurchase program, we entered into a Rule 10b5-1 repurchase plan, which allows us to purchase our stock at times when we may not otherwise do so due to regulatory or our restrictions. Purchases are based on the parameters of the Rule 10b5-1 plan. At present, we also intend to make repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements. No repurchase plan or program established by us expired or was terminated by us during the second quarter of 2008. Numbers reflected in this column and in column (c) do not include purchases described in footnote 5 below, which are not considered to be part of our publicly announced share repurchase program.

(5)

In May 2008, Computershare Trust Company of Canada (the “Trustee”), on behalf of The TDL RSU Plan Trust (the “Trust”), purchased 115,947 shares on the TSX through a broker, the same broker utilized for our publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement of restricted stock units awarded to most of our eligible Canadian employees under our 2006 Stock Incentive Plan, as amended and most recently restated in May 2008 (the “Plan”), upon settlement. As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by The TDL Group Corp. (“TDL”), a Canadian subsidiary of ours, to distribute shares to most Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at the direction of TDL, the Trustee may acquire additional shares of our stock with such cash in order to obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units. In creating the Trust, it was contemplated that the Trust would be used to acquire additional shares in the future to fix cash flow requirements that may arise in connection with restricted stock unit grants to certain Canadian employees made in the future under the Plan. In addition, on May 15, 2008, an agent of ours, also using the same broker utilized for our publicly announced share repurchase program, purchased 6,802 shares on the open market, to settle, after provision for payment of the employees’ minimum statutory withholding tax requirements, our RSU settlement obligation to certain employees.

Dividend Restrictions with Respect to Part II, Item 2 Matters

The terms of our senior credit facilities contain limitations on the payment of dividends by us. We may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, we are in compliance with the financial covenants contained in the senior credit facilities, and there is no default outstanding under the senior credit facilities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our disclosure regarding the submission of matters to a vote of security holders at the Annual Meeting of Stockholders of Tim Hortons Inc. held on May 2, 2008 is incorporated herein by reference from “Part II. Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS” on pages 32 and 33 of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2008.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 41.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 7, 2008	/s/ Cynthia J. Devine
Cynthia J. Devine
Chief Financial Officer and Principal Accounting Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
10(a)	Form of Canadian Director Deferred Stock Unit Plan Award Agreement, as amended

10(b)	2008 Restricted Stock Unit Award Agreement (with related Dividend Equivalent Rights) for Donald B. Schroeder

10(c)	Form of Restricted Stock Unit Award Agreement (with related Dividend Equivalent Rights) for Named Executive Officers, other than Donald B. Schroeder (2008 Award)

10(d)	Form of Restricted Stock Unit Award Agreement (with related Dividend Equivalent Rights) for Employees (Canadian, U.S. and Other), other than the Named Executive Officers (2008 Award)

10(e)	Form of Nonqualified Stock Option Award Agreement (with related Stock Appreciation Rights) for Named Executive Officers (2008 Award)

10(f)	Information regarding Quantitative and Qualitative Disclosures About Market Risk on pages 75 to 77 of Tim Hortons Inc.’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2008 (file no. 001-32843)

10(g)	Information regarding the Submission of Matters to a Vote of Security Holders on pages 32 and 33 of Tim Hortons Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008 (file no. 001-32843)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995