Form 10-Q
period 2008-09-28
Tim Hortons Inc.
filed 2008-11-07
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common shares, US$0.001 par value per share	181,129,672 shares

Exhibit Index on page 49.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended
	September 28, 2008	September 30, 2007
Revenues
Sales	$333,581	$327,020

Franchise revenues
Rents and royalties	155,214	143,449
Franchise fees	20,200	20,072

	175,414	163,521

Total revenues	508,995	490,541

Costs and expenses
Cost of sales	293,056	288,168
Operating expenses	53,596	51,617
Franchise fee costs	19,840	20,432
General and administrative expense	29,986	30,758
Equity (income)	(9,429)	(9,861)
Other (income) expense, net	(126)	1,090

Total costs and expenses, net	386,923	382,204

Operating income	122,072	108,337
Interest (expense)	(6,288)	(6,118)
Interest income	957	1,823

Income before income taxes	116,741	104,042
Income taxes (note 2)	37,984	36,661

Net income	$78,757	$67,381

Basic and diluted earnings per share of common stock (note 3)	$0.43	$0.36

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	182,431	187,684

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	182,662	187,879

Dividend per share of common stock	$0.09	$0.07

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Canadian dollars in thousands, except share and per share data)

	Year-to-date period ended
	September 28, 2008	September 30, 2007
Revenues
Sales	$975,960	$913,364

Franchise revenues
Rents and royalties	444,640	410,803
Franchise fees	59,404	56,239

	504,044	467,042

Total revenues	1,480,004	1,380,406

Costs and expenses
Cost of sales	858,440	805,419
Operating expenses	158,227	148,881
Franchise fee costs	58,028	53,909
General and administrative expense	96,996	90,318
Equity (income)	(26,792)	(28,873)
Other (income) expense, net	(596)	1,870

Total costs and expenses, net	1,144,303	1,071,524

Operating income	335,701	308,882
Interest (expense)	(18,608)	(17,882)
Interest income	4,020	5,143

Income before income taxes	321,113	296,143
Income taxes (note 2)	105,562	102,262

Net income	$215,551	$193,881

Basic earnings per share of common stock (note 3)	$1.17	$1.03

Diluted earnings per share of common stock (note 3)	$1.17	$1.02

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	184,735	189,049

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	185,013	189,319

Dividend per share of common stock	$0.27	$0.21

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars)

	As at
	September 28, 2008	December 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$67,614	$157,602
Restricted cash and cash equivalents (note 1)	7,712	37,790
Restricted investments (note 1)	11,959	—
Accounts receivable, net	118,091	104,889
Notes receivable, net	15,879	10,824
Deferred income taxes	10,680	11,176
Inventories and other, net (note 4)	60,293	60,281
Advertising funds restricted assets (note 5)	24,714	20,256

Total current assets	316,942	402,818
Property and equipment, net	1,260,679	1,203,259
Notes receivable, net	16,862	17,415
Deferred income taxes	26,026	23,501
Intangible assets, net	2,740	3,145
Equity investments	132,929	137,177
Other assets	12,745	9,816

Total assets	$1,768,923	$1,797,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 6)	$109,291	$133,412
Accrued liabilities:
Salaries and wages	13,673	17,975
Taxes	17,206	34,522
Other (note 6)	64,982	95,777
Advertising funds restricted liabilities (note 5)	43,602	39,475
Current portion of long-term obligations	6,768	6,137

Total current liabilities	255,522	327,298

Long-term liabilities
Term debt	330,737	327,956
Advertising fund restricted debt (note 5)	8,471	14,351
Capital leases	57,858	52,524
Deferred income taxes	14,716	16,295
Other long-term liabilities	66,050	56,624

Total long-term liabilities	477,832	467,750

Commitments and contingencies (note 7)
Stockholders’ equity
Common stock (U.S. $0.001 par value per share): Authorized: 1,000,000,000 shares; Issued: 193,302,977 shares	289	289
Capital in excess of par value	930,932	931,084
Treasury stock, at cost: 11,246,722 and 6,750,052 shares, respectively (note 8)	(384,405)	(235,155)
Common stock held in trust, at cost: 439,864 and 421,344 shares, respectively (note 9)	(15,089)	(14,628)
Retained earnings	624,761	458,958
Accumulated other comprehensive (loss)	(120,919)	(138,465)

Total stockholders’ equity	1,035,569	1,002,083

Total liabilities and stockholders’ equity	$1,768,923	$1,797,131

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	September 28, 2008	September 30, 2007
Net cash provided from operating activities	$244,826	$236,049

Cash flows (used in) provided from investing activities
Capital expenditures	(112,060)	(114,611)
Purchase of restricted investments	(11,959)	—
Principal payments on notes receivable	2,563	5,285
Other investing activities	(8,979)	(2,715)

Net cash used in investing activities	(130,435)	(112,041)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(149,770)	(135,039)
Purchase of common stock held in trust	(3,842)	(7,202)
Dividend payments	(49,748)	(39,744)
Purchase of common stock for settlement of restricted stock units	(226)	(110)
Proceeds from issuance of debt, net of issuance costs	2,068	2,588
Principal payments on other long-term debt obligations	(4,897)	(3,433)

Net cash used in financing activities	(206,415)	(182,940)

Effect of exchange rate changes on cash	2,036	(7,191)

Decrease in cash and cash equivalents	(89,988)	(66,123)
Cash and cash equivalents at beginning of period	157,602	176,083

Cash and cash equivalents at end of period	$67,614	$109,960

Supplemental disclosures of cash flow information:
Interest paid	$17,630	$18,821
Income taxes paid	$117,567	$103,444
Non-cash investing and financing activities:
Capital lease obligations incurred	$10,518	$9,875

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended September 28, 2008	Year ended December 30, 2007
Common stock
Balance at beginning and end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$931,084	$918,043
Stock-based compensation	(152)	3,925
Tax sharing payment from Wendy’s	—	9,116

Balance at end of period	$930,932	$931,084

Treasury stock
Balance at beginning of period	$(235,155)	$(64,971)
Purchased during the period (note 8)	(149,770)	(170,604)
Reissued during the period (note 9)	520	420

Balance at end of period	$(384,405)	$(235,155)

Common stock held in trust
Balance at beginning of period	$(14,628)	$(9,171)
Purchased during the period (note 9)	(3,842)	(7,202)
Disbursed from Trust during the period (note 9)	3,381	1,745

Balance at end of period	$(15,089)	$(14,628)

Retained earnings
Balance at beginning of period	$458,958	$248,980
Opening adjustment – adoption of FIN 48	—	(6,708)

Adjusted opening retained earnings	458,958	242,272
Net income	215,551	269,551
Dividends	(49,748)	(52,865)

Balance at end of period	$624,761	$458,958

Accumulated other comprehensive income (loss)
Balance at beginning of period	(138,465)	(74,766)
Other comprehensive income (loss) (note 10)	17,546	(63,699)

Balance at end of period	(120,919)	(138,465)

	$1,035,569	$1,002,083

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY –

NUMBER OF SHARES OF COMMON STOCK

(Unaudited)

(in thousands of shares of common stock)

	Year-to-date period ended September 28, 2008	Year ended December 30, 2007
Common stock
Balance at beginning and end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(6,750)	(1,930)
Purchased during the period (note 8)	(4,512)	(4,832)
Reissued during the period (note 9)	15	12

Balance at end of period	(11,247)	(6,750)

Common stock held in trust
Balance at beginning of period	(421)	(266)
Purchased during the period (note 9)	(116)	(207)
Disbursed from Trust during the period (note 9)	97	52

Balance at end of period	(440)	(421)

Common stock issued and outstanding	181,616	186,132

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

The Company’s principal business is the development and franchising of quick-service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches and soups and other food products. In addition, the Company has vertically-integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of September 28, 2008, the Company and its franchisees operated 2,870 restaurants in Canada (99.5% franchised) and 424 restaurants in the United States (“U.S.”) (92.9% franchised) under the name “Tim Hortons.” There are 261 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as of September 28, 2008.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of September 28, 2008 and December 30, 2007, and the condensed results of operations, comprehensive income (see note 10) and cash flows for the quarter and year-to-date period ended September 28, 2008 and September 30, 2007. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2007 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. The December 30, 2007 Condensed Consolidated Balance Sheet included herein was derived from the same audited 2007 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP for annual reporting.

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

Restricted cash and cash equivalents and restricted investments

Amounts presented as restricted cash and cash equivalents and restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s TimCard® cash card program, which was established in late 2007. The combined balances as of September 28, 2008 and December 30, 2007 represent the amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than to settle obligations under the cash card program. Since the inception of the cash card program, the interest on the restricted cash and cash equivalents and restricted investments has been contributed by the Company to the advertising funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other and are disclosed in note 6.

From time to time, the Company invests some of these funds, for periods in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. The carrying amount of the restricted investments approximates fair value due to the short-term nature of the investments. All restricted investments mature in November 2008.

Restricted cash and cash equivalents increases or decreases are reflected in net cash provided from operating activities on the Condensed Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet. Changes in the customer obligations are included in net cash from operating activities as the offset to changes in restricted cash and cash equivalents. Purchases of and proceeds upon the maturity of restricted investments are included in net cash used in investment activities on the Condensed Consolidated Statement of Cash Flows. Funding for these investments are drawn from restricted cash and cash equivalents balances.

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

NOTE 2 INCOME TAXES

The effective tax rate was 32.5% and 35.2 % for the third quarters ended September 28, 2008 and September 30, 2007, respectively. The variance between the quarters is primarily explained by the reduction in Canadian federal statutory tax rates in 2008, which represented a $2.7 million reduction in income tax expense for the quarter ended September 28, 2008. In addition there were certain items that affected the third quarter of 2007 effective tax rate that did not recur in 2008.

The effective tax rate was 32.9% and 34.5% for the year-to-date periods ended September 28, 2008 and September 30, 2007, respectively. The variance between periods is primarily explained by the reduction in Canadian federal statutory tax rates in 2008, which represented a $7.3 million reduction in income tax expense for the year-to-date period ended September 28, 2008.

NOTE 3 NET INCOME PER SHARE OF COMMON STOCK

Basic earnings per share of common stock are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of shares relating to outstanding restricted stock units and stock options with tandem stock appreciation rights (“SARs”), as prescribed in SFAS No. 128 – Earnings Per Share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options; net of shares assumed to be repurchased from the assumed proceeds, when dilutive. During the third quarter and year-to-date period ended September 28, 2008, stock options were anti-dilutive and, therefore, excluded from the calculation of earnings per share of common stock.

The computations of basic and diluted earnings per share of common stock are shown below:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income for computation of basic and diluted earnings per share of common stock	$78,757	$67,381	$215,551	$193,881

Weighted average shares outstanding for computation of basic earnings per share of common stock (in thousands)	182,431	187,684	184,735	189,049
Dilutive restricted stock units (in thousands)	231	195	278	270

Weighted average shares outstanding for computation of diluted earnings per share of common stock (in thousands)	182,662	187,879	185,013	189,319

Basic earnings per share of common stock	$0.43	$0.36	$1.17	$1.03

Diluted earnings per share of common stock	$0.43	$0.36	$1.17	$1.02

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 INVENTORIES AND OTHER, NET

Inventories and other include the following as of September 28, 2008 and December 30, 2007:

	September 28, 2008	December 30, 2007
Inventories – finished goods	$48,011	$48,872
Inventory obsolescence provision	(747)	(1,228)

Inventories, net	47,264	47,644
Prepaids and other	13,029	12,637

Total inventories and other, net	$60,293	$60,281

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUNDS

The Company participates in two advertising funds established to collect and administer funds for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45 – Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as, in substance, an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The restricted current assets, restricted current liabilities and advertising fund restricted collateralized long-term debt are included in the Company’s Condensed Consolidated Balance Sheet. In addition, at September 28, 2008 and December 30, 2007, Property and equipment, net, included $27.4 million and $33.6 million, respectively, of advertising fund property and equipment.

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are construction holdbacks and construction accruals of $26.6 million and $24.6 million as at September 28, 2008 and December 30, 2007, respectively.

Included within Accrued liabilities, Other are the following obligations as at September 28, 2008 and December 30, 2007:

	September 28, 2008	December 30, 2007
Gift certificate obligations	$11,946	$25,147
Cash card obligations	19,475	37,784
Other accrued liabilities	33,561	32,846

	$64,982	$95,777

Other accrued liabilities includes accrued rent expense, deposits, and various equipment and other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.7 million as at both September 28, 2008 and December 30, 2007. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $8.3 million as at September 28, 2008 and $8.1 million as at December 30, 2007 in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these guarantees because management does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

Third parties may seek to hold the Company responsible for retained liabilities of Wendy’s. Under the separation agreements dictating the terms of the Company’s separation from Wendy’s, Wendy’s has agreed to indemnify the Company for claims and losses relating to these retained liabilities. However, if those liabilities are significant, and Wendy’s is not able to fully pay or will not make payment, and the Company is ultimately held liable for these claims and losses, there can be no assurance that the Company will be able to recover the full amount of its losses from Wendy’s.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings has led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The Company believes the claim is frivolous and completely without merit, and the Company intends to vigorously defend the action. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. The result and value of this claim is not determinable at this time, and coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 CAPITAL STOCK

In October 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264 of the Company’s outstanding shares (“share repurchase limit”). The Company authorized the commencement of the program only after receipt of all regulatory approvals, which were subsequently received. The Company was authorized to make repurchases under this program on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”). For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allowed the Company to purchase its stock through a broker at times when the Company may not have otherwise been able to do so due to regulatory or Company restrictions. Purchases were based on the parameters of the Rule 10b5-1 plan. The Company also made repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements. This program ended on October 30, 2008 in accordance with the original authorization of $200 million.

In the year-to-date period ended September 28, 2008, the Company purchased 4.5 million shares of its common stock for a total cost of $149.8 million under this repurchase program. The total accumulated purchases under this program as at September 28, 2008 are $185.3 million.

In the year-to-date period ended September 30, 2007, the Company purchased 3.9 million shares of its common stock for a total cost of $135.0 million under the Company’s first repurchase program, which was completed in September 2007.

NOTE 9 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expense on the Condensed Consolidated Statement of Operations is detailed as follows:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Restricted stock units	$1,871	$1,440	$6,863	$6,279
Stock options and tandem SARs	154	—	538	—
Deferred stock units	334	245	514	535

Total stock-based compensation expense	$2,359	$1,685	$7,915	$6,814

In addition, a gain of $0.3 million was recorded during the third quarter of 2008 (loss of $0.1 million year-to-date 2008) relating to the total return swap (see note 12), more than offsetting the change from the fair value adjustment, discussed below, related to the stock options and tandem SARs.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In the year-to-date period ended September 28, 2008, the Company funded its employee benefit plan trust, which, in turn, purchased approximately 0.1 million shares of common stock for approximately $3.8 million (0.2 million shares for $7.2 million in 2007). For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock, and the trust has been consolidated in accordance with FASB Interpretation No. 46R – Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003) (“FIN 46R”), since the Company is the primary beneficiary, as that term is defined by FIN 46R. The trust is used to fix the Company’s cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of shares of common stock held in the trust to most of the Canadian officers and employees that participate in the 2006 Stock Incentive Plan, as amended and restated most recently in May 2008 (the “2006 Plan”).

In the year-to-date period ended September 28, 2008, approximately 217,000 (118,000 in year-to-date 2007) RSUs vested as part of the normal vesting schedule for previously granted awards (or otherwise). The Company’s settlement obligations, after provision for the payment of statutory withholding tax requirements, were satisfied by the disbursement of approximately 97,000 (52,000 in year-to-date 2007) shares held in the employee benefit plan trust, approximately 15,000 (12,000 in year-to-date 2007) shares issued from treasury, and the purchase of approximately 7,000 (3,000 on May 8, 2007) shares by an agent of the Company on behalf of the respective eligible employees on the open market on May 15, 2008, at an average purchase price of $33.34 ($34.89 in year-to-date 2007).

Stock options and tandem stock appreciation rights

The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of stock options, restricted stock, RSUs, SARs, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries.

Stock options – In accordance with SFAS 123R, the Company uses the Black-Scholes-Merton option pricing model which requires the use of subjective assumptions. These assumptions include: estimating the length of time employees will retain their stock options before exercising them (the “expected term”); the expected volatility of the Company’s common stock price over the expected term; and, the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized in the Condensed Consolidated Statement of Operations (see below).

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

The HRCC approved awards of 167,411 stock options with tandem SARs, which were granted on May 15, 2008 (nil in 2007) at a fair value grant day price of $33.02, to its named executive officers. The fair value of these awards was determined, in accordance with SFAS 123R, at the grant date by applying the Black-Scholes-Merton option-pricing model using the following assumptions:

Grant date/remeasurement date	May 15, 2008
Expected volatility	20% - 21%
Risk-free interest rate	3.0% - 3.1%
Expected life	3 – 5 years
Expected dividend yield	1.1%

The awards were revalued to fair value at September 28, 2008 using the share price, which was $31.76 at the end of the third quarter of 2008 resulting in a small loss during the third quarter (a small gain year-to-date 2008). No other significant changes were made in the assumptions.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive income (loss) and Total comprehensive income are shown below:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$78,757	$67,381	$215,551	$193,881
Other comprehensive income (loss)
Translation adjustments	7,869	(23,400)	18,191	(56,148)
Cash flow hedges:
Net change in fair value of derivatives	(1,755)	(4,756)	(2,778)	(7,696)
Amounts realized in earnings during the quarter	754	2,864	2,133	2,116

Total cash flow hedges	(1,001)	(1,892)	(645)	(5,580)

Total other comprehensive (loss) income	6,868	(25,292)	17,546	(61,728)

Total comprehensive income	$85,625	$42,089	$233,097	$132,153

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cash flow hedges:
Net change in fair value of derivatives	$511	$(486)	$1,217	$(1,359)
Amounts realized in earnings during the quarter	$(151)	$(3)	$(198)	$(18)

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 SEGMENT REPORTING

The Company franchises, and to a lesser extent, operates Tim Hortons restaurants that are part of the quick-service-restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues shown between reportable segments.

The table below presents information about reportable segments:

	Third quarter ended				Year-to-date period ended
	September 28, 2008	% of Total	September 30, 2007	% of Total	September 28, 2008	% of Total	September 30, 2007	% of Total
Revenues
Canada	$472,430	92.8%	$453,408	92.4%	$1,369,012	92.5%	$1,267,151	91.8%
U.S.	36,565	7.2%	37,133	7.6%	110,992	7.5%	113,255	8.2%

	$508,995	100.0%	$490,541	100.0%	$1,480,004	100.0%	$1,380,406	100.0%

Segment Operating Income (Loss)
Canada	$132,892	101.6%	$119,066	100.2%	$369,860	101.4%	$341,719	101.3%
U.S.	(2,119)	(1.6)%	(288)	(0.2)%	(5,188)	(1.4)%	(4,327)	(1.3)%

Reported Segment Operating Income	130,773	100.0%	118,788	100.0%	364,672	100.0%	337,392	100.0%

Corporate Charges(1)	(8,701)		(10,441)		(28,971)		(28,510)

Consolidated Operating Income	122,072		108,337		335,701		308,882
Interest, net	(5,331)		(4,295)		(14,588)		(12,739)
Income Taxes	(37,984)		(36,661)		(105,562)		(102,262)

Net Income	$78,757		$67,381		$215,551		$193,881

Capital Expenditures
Canada	$30,704	66.8%	$29,855	67.5%	$79,095	70.6%	$77,517	67.6%
U.S.	15,282	33.2%	14,397	32.5%	32,965	29.4%	37,094	32.4%

	$45,986	100.0%	$44,252	100.0%	$112,060	100.0%	$114,611	100.0%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of income from international operations. Corporate charges also include a $3.1 million restructuring charge in the year-to-date period ended September 28, 2008 (see note 14).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales
Warehouse sales	$289,174	$280,015	$841,968	$776,808
Company-operated restaurant sales	8,869	12,741	31,610	43,683
Sales from restaurants consolidated under FIN 46R	35,538	34,264	102,382	92,873

	$333,581	$327,020	$975,960	$913,364

Franchise revenues
Rents and royalties	$155,214	$143,449	$444,640	$410,803
Franchise fees	20,200	20,072	59,404	56,239

	175,414	163,521	504,044	467,042

Total revenues	$508,995	$490,541	$1,480,004	$1,380,406

Cost of sales related to Company-operated restaurants were $10.3 million and $14.8 million for the third quarters ended September 28, 2008 and September 30, 2007, respectively, and $36.4 million and $50.2 million for the year-to-date periods ended September 28, 2008 and September 30, 2007, respectively.

The following table sets forth the number of franchised restaurants and related system activity for the third quarters and year-to-date periods ended September 28, 2008 and September 30, 2007:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,203	3,002	3,149	2,952
Franchises opened	49	38	104	75
Franchises closed	(11)	(5)	(28)	(11)
Net transfers within the system	10	5	26	24

Franchise restaurants in operation – end of period	3,251	3,040	3,251	3,040
Company-operated restaurants, net	43	70	43	70

Total systemwide restaurants	3,294	3,110	3,294	3,110

Excluded from the above franchise restaurant progression table are 261 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as of September 28, 2008.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 FINANCIAL INSTRUMENTS – TOTAL RETURN SWAP

In May 2008, the Company entered into a total return swap (“TRS”) to help manage the variability in cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely the tandem SARs that are associated with stock options (see note 9). A TRS is a contract that involves the exchange of payments between the Company and a financial institution. The payments under the TRS are (i) those based on changes in the value of a reference asset, which, in this case, is the Company’s common stock, (ii) related dividends, and (iii) a variable interest rate specified in the contract. The number of underlying shares of the Company’s common stock covered under this contract is 107,000. The TRS did not qualify as an accounting hedge under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); however, it is adjusted to fair value each period in accordance with SFAS 133. Gains and losses on the fair value adjustment of the TRS are included in General and administrative expense. The revaluation resulted in a gain of approximately $0.3 million during the third quarter of 2008 ($0.1 million loss year-to-date 2008). The TRS has a seven-year term but the contract allows for partial settlements over the term, without penalty.

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

•

Level 2 – Inputs, other than Level 1 inputs, that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and/or liabilities measured at fair value on a recurring basis as of September 28, 2008:

	Fair value measurements as of September 28, 2008
	Level 1	Level 2	Level 3	Total
Derivative Assets: Forward currency contracts	$—	$228	$—	$228
Derivative Liabilities: Interest rate swaps	$—	$3,904	$—	$3,904
Derivative Liabilities: Total return swap (note 12)	$—	$126	$—	$126

The Company values derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model, including exchange rates, interest rates, credit spreads, volatilities, and the Company’s share price.

NOTE 14 RESTRUCTURING COSTS

During the second quarter of 2008, as previously reported, changes were made to our management structure. As a result, certain employees left the organization under various retirement and other arrangements. A restructuring charge of $3.1 million was recorded in General and administrative expense in the second quarter of 2008 relating to these retirement and other arrangements.

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

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual and interim reporting periods beginning on or after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

NOTE 16 SUBSEQUENT EVENTS

The Company’s Board of Directors has approved a 2009 share repurchase program for up to $200 million, planned to commence during the first quarter of 2009. Implementation of the 2009 share repurchase program, and the extent of respective purchases under the program, are subject to regulatory compliance and will be at management’s discretion given prevailing market conditions and cost considerations.

Subsequent to the third quarter ended September 28, 2008, the Company announced its intention to rationalize some underperforming Company-operated restaurants in southern New England between the end of 2008 and early next year. The details of the rationalization plan are being finalized, and it is expected to result in an asset impairment charge for the affected restaurants. Management will also undertake a further impairment analysis related to the affected operating markets.

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

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of September 28, 2008, 3,251 or 98.7% of our restaurants were franchised, representing 99.5% in Canada and 92.9% in the U.S. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size and health of our system, the overall health and financial performance of our brand and franchisee base, and ultimately, our financial performance on a consolidated and segmented basis. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also impact distribution revenues.

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

Executive Overview

We franchise, and to a lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of September 28, 2008, we leased or owned the real estate for approximately 82% of our system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the third quarter of 2007, we completed the roll-out of distribution of frozen and refrigerated products from our Guelph facility, which services approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 261 licensed locations in the Republic of Ireland and the United Kingdom, which are primarily self-serve kiosks operating under the name “Tim Hortons.”

Systemwide sales grew by 7.8% in the third quarter of 2008 and 8.3% on a year-to-date basis in 2008, as a result of new restaurant expansion in both Canada and the U.S. and continued same-store sales growth in Canada. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants.

In the third quarter of 2008, Canadian same-store sales growth was 3.8% (7.7% in the third quarter of 2007). Pricing impacted the third quarter of 2008 Canadian growth rates by approximately 3.4%. While the frequency of visits moderated in Canada, our loyal customers are still coming to us. While pricing contributed the majority of our growth in the quarter, the fact we did experience organic growth continues to lend credence to our price/value position given the sales climate in which we operated and strong prior year sales comparatives. Consumer cost pressures, including volatile gasoline prices, could have also been contributing factors to the overall sales results for the quarter. On a year-to-date basis, Canadian same-store sales growth was 4.4% (6.9% in 2007 year-to-date) of which pricing accounted for approximately 3.4% of the increase. As a result of pricing implemented earlier this year, we currently expect that there will be approximately 3.0% of a pricing impact in the fourth quarter of 2008 in Canada versus the comparable period in 2007.

Our U.S. same-store sales declined by 0.6% in the third quarter of 2008 (4.5% growth in the third quarter of 2007) and grew on a year-to-date basis by 1.2% (4.1% in 2007). We had approximately 3.2% of pricing in the third quarter of 2008 and approximately 1.9% on a year-to-date basis, all of which did not translate into sales growth. Offsetting the pricing impact was lower transactions in our U.S. restaurants. As a result of pricing implemented earlier this year, we currently expect that there will be approximately 3.2% pricing impact in same-store sales results in the fourth quarter of 2008 in the U.S. versus the comparable period in 2007. Price increases do not necessarily translate into an equivalent level of sales growth, which largely depends on customer response to new pricing.

In the third quarter of 2008, the U.S. economy further deteriorated, showing significant financial market and economic weakness. The Canadian economy also experienced some weakness, but to a much lesser extent. Historically, we have proven to be fairly resilient in Canada during challenging economic times due in part to our quality product offering at a reasonable price, but the state of the macro-economic environment and resulting sales climate continues to be challenging, particularly in the U.S. Our third quarter 2008 earnings performance and positive same-store sales growth in Canada demonstrates our brand strength in the face of unprecedented economic and consumer challenges. Although our brand in the U.S. is less developed and we faced sales and earnings challenges in our U.S. segment due to the current economic conditions and intensive competitive discounting activity, we delivered a strong consolidated performance in the third quarter of 2008. We are not immune to recessionary impacts and we expect, overall, to see continued volatility quarter-to-quarter in the restaurant sector and continued challenges in the macro-economic environment. This challenging environment may result in reductions in customer visits.

On a year-to-date basis, Canadian same-store sales growth rates are within the same-store sales growth targets established in February 2008 of 4%-6%, but our U.S. same-store sales are below the U.S. targets of 2%-4%. Based on sales performance year-to-date and the current economic weakness in the U.S., we do not expect to meet our 2008 same-store sales target in the U.S. of 2%-4% growth. We do expect to exceed the store expansion target of 90-110 locations in the U.S., with a stronger orientation toward non-standard restaurants and self-serve kiosks.

In the third quarter of 2008, our revenues increased $18.5 million, or 3.8%, over the third quarter of 2007 and increased $99.6 million, or 7.2%, in the year-to date period ended September 28, 2008 over the prior year-to-date period ended September 30, 2007. Rents and royalties revenues increased 8.2% in both the third quarter and year-to-date periods of 2008 compared to the same periods last year, which was consistent with systemwide sales growth. Higher relief, substantially all of which was in our U.S. segment, partially offset rents and royalties revenue growth. In addition, sales, consisting primarily of distribution sales, increased 2.0% to $333.6 million in the third quarter of 2008 compared to $327.0 million during the same period last year. Total sales and year-over-year growth were both affected by our continued effort to convert Company-operated restaurants to an owner-operator model, reducing revenues from Company-operated restaurants. There were 27 net fewer Company-operated restaurants in the quarter versus the prior year, bringing the total number of Company-operated restaurants in the system to 43. Sales from Company-operated restaurants were down 30.4%, or $3.9 million, compared to last year, offset in part by sales increases related to restaurants consolidated in accordance with FIN 46R. A total of 98.7% of the systemwide restaurants are now franchised. The transition of the Guelph facility to three-channel delivery (dry, frozen and refrigerated) was fully completed in the third quarter of 2007, contributing to the higher comparable year-to-date warehouse sales growth.

Over the last several quarters, we have been actively converting many of our U.S. Company-operated restaurants to operator agreements. Initially, after conversion, we may provide additional relief to the operator and, we may be required to consolidate these restaurants in accordance with FIN 46R. We believe that generally in the long-term, the franchising strategy provides better overall profitability to the Company.

Operating income increased $13.7 million, or 12.7%, in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of higher rents and royalties revenues, as discussed above, net of operating expenses, higher other income, higher franchise license renewals, and lower General and administrative expenses, partially offset by lower equity income. In the third quarter of 2007, General and administrative expenses included costs which did not recur in 2008, contributing to the lower expenses in the third quarter of 2008.

Operating income increased $26.8 million, or 8.7%, in the year-to-date period ended September 28, 2008 over the comparable year-to-date period in 2007. This increase was primarily due to the higher revenues, as discussed above, partially offset by higher General and administrative expense, lower equity income, and lower franchise fee income. In the year-to-date period of 2007, equity income included a non-cash tax benefit of approximately $1 million recognized by our bakery joint venture. This tax benefit did not recur in 2008. In addition, franchise fee costs were higher in 2008 as a result of a higher number of new units sold, and higher renovation and other support costs. Franchise fee income was also impacted by the timing of revenue recognition relating to U.S. equipment sales under our franchisee incentive program. General and administrative expense was $6.7 million higher in 2008 on a year-to-date basis compared to the year-to-date period in 2007 of which $3.1 million related to a restructuring charge incurred in the second quarter of 2008. Adjusted operating income growth, excluding the $3.1 million restructuring charge, was 9.7% for the year-to-date period ended September 28, 2008, as compared to the year-to-date period ended September 30, 2007 (see “Selected Operating and Financial Highlights” for a reconciliation to the most directly comparable U.S. GAAP measure). General and administrative expenses for the year-to-date period of 2007 included costs related to our franchisee convention, as mentioned above.

Our operating performance to the end of the third quarter was generally consistent with our annualized expectations for operating income growth of 10%, excluding the impact of the previously mentioned restructuring charge. We also plan to rationalize some underperforming Company-operated restaurants in southern New England (see Segment Operating Income (Loss) below for additional details). While the rationalization of underperforming restaurants will contribute to future earnings, the 2008 operating income target did not contemplate an impairment charge that will likely occur in the fourth quarter.

Net income increased $11.4 million, or 16.9%, during the third quarter of 2008 as compared to the third quarter of 2007. The higher growth was the result primarily of higher operating income and a lower effective tax rate during the quarter of 32.5% versus 35.2% in the comparable period of 2007. The decrease in effective tax rate was primarily due to a lower Canadian statutory rate. Diluted earnings per share increased to $0.43 in the third quarter of 2008 from $0.36 in the third quarter of 2007. The diluted weighted average number of shares outstanding in the third quarter of 2008 was 182.7 million, which was 2.8% lower than the diluted weighted average share count in the third quarter of 2007, due to the Company’s share repurchase program.

On a year-to-date basis, 2008 net income increased $21.7 million, or 11.2%, as compared to the year-to-date period ended September 30, 2007. The increase in year-to-date net income was the result of the higher operating income and a lower effective tax rate, partially offset by higher net interest expense. Diluted earnings per share increased to $1.17 in the year-to-date period ended September 28, 2008 as compared to $1.02 in the year-to-date period ended September 30, 2007. The diluted weighted average number of shares outstanding was 185.0 million, or 2.3%, lower than the diluted weighted average share count in the year-to-date period in 2007, due to the Company’s share repurchase program.

On April 30, 2008, we announced changes to our executive management structure to both strengthen and streamline executive oversight of key business operations. In addition, certain employees have left the organization under various retirement and other arrangements. A restructuring charge of $3.1 million was recorded in the second quarter of 2008 in General and administrative expense relating to these retirement and other arrangements. The restructuring is expected to result in future annualized savings of approximately $1 million. Our 2008 operating income target of 10% growth excludes this one-time charge.

As part of our vertical integration strategy, we plan to construct a new coffee roasting facility, which will be located in southern Ontario. We will invest approximately $30 million in this facility, primarily in 2009. Consistent with our vertical integration investment strategy, the new roasting facility will provide system benefits important to our franchisees and the Company. When fully operational, this facility, coupled with our existing coffee roasting operation in Rochester, New York, will provide about three-quarters of our system needs. Equally important, our green coffee blending capability will help us protect the quality, integrity and supply of our proprietary coffee blend from tree to cup, at a very competitive rate for our franchisees and provide for a reasonable return on our investment. We continue to selectively invest in growth opportunities for our business and believe our financial position is a key enabler of our future growth.

In the third quarter of 2008, we repurchased approximately 1.6 million shares of our common stock at an average cost of $31.59 per share for a total cost of $49.5 million. On a year-to-date basis, we have repurchased 4.5 million shares of our common stock, for a total cost of $149.8 million. As of October 30, 2008, we have completed our second consecutive $200 million share repurchase program. A total of 6.0 million shares were repurchased under the 2007–2008 program, which commenced in November 2007. Under both repurchase programs, we have repurchased a combined total of 11.8 million shares, representing approximately 6.1% of shares outstanding at the time the initial share repurchase program was approved in November 2006.

Our Board of Directors has approved a 2009 share repurchase program for up to $200 million, planned to commence during the first quarter of 2009. For future years, commencement of the program at the beginning of the year will allow us to fully align our annual budgeting and capital allocation process, including capital expenditures, dividends, and share repurchases. Implementation of the 2009 share repurchase program, and the extent of respective purchases under the program, are subject to regulatory compliance and will be at management’s discretion given prevailing market conditions and cost considerations.

Consistent with our current dividend policy of paying a total of between 20%-25% of prior year, normalized annual net earnings in dividends each year, our Board of Directors approved a 28.6% increase in the quarterly dividend to $0.09 per share in February 2008. We declared and paid our March, May and September 2008 dividends at this rate. Our Board of Directors declared a quarterly dividend payable on December 4, 2008 to shareholders of record as of November 20, 2008, also at the $0.09 rate per share. The payment of future dividends remains subject to the discretion of our Board of Directors.

Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Systemwide sales growth(1)	7.8%	11.7%	8.3%	11.0%
Average same-store sales growth(2)
Canada	3.8%	7.7%	4.4%	6.9%
U.S.	(0.6)%	4.5%	1.2%	4.1%
Systemwide restaurants	3,294	3,110	3,294	3,110
Revenues (in millions)	$509.0	$490.5	$1,480.0	$1,380.4
Operating income (in millions)	$122.1	$108.3	$335.7	$308.9
Adjusted operating income (in millions)(3)	$122.1	$108.3	$338.8	$308.9
Net income (in millions)	$78.8	$67.4	$215.6	$193.9
Diluted earnings per share	$0.43	$0.36	$1.17	$1.02
Weighted average number of shares of common stock outstanding – Diluted (in millions)	182.7	187.9	185.0	189.3

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

(2)

Historically, in our U.S. business, a restaurant was included in our average same-store sales calculation beginning the 13th month after the restaurant’s opening. Commencing in the first quarter of 2008, we began calculating our Canadian average same-store sales growth on this basis as well. This change aligns same-store calculation methodologies between Canada and the U.S., and with current industry practices. This adjustment did not have a significant impact on reported Canadian same-store sales for the third quarter and year-to-date period ended September 28, 2008. The comparative third quarter and year-to-date period ended September 30, 2007 Canadian same-store sales growth rates, set forth above, have been recalculated using the 2008 methodology.

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

	Year-to-date period ended		Change from prior year
	September 28, 2008	September 30, 2007	$	%
	(in millions, except where noted)
Reported operating income	$335.7	$308.9	$26.8	8.7%
Restructuring charge	3.1	—	3.1	n/m

Adjusted operating income	$338.8	$308.9	$29.9	9.7%

n/m	The comparison is not meaningful.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 98.7% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations.

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

Product innovation continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. During the third quarter of 2008, our promotional programs included Chocolate Brownie and Hazelnut Iced Capp Supremes, Gourmet Cookies and the Bagel B.E.L.T. Various baked goods were featured during the quarter including the Strawberry Blossom Donut, and European Style Pastries. In the U.S., promotional activities also included Iced Coffee and a new “combo” program called “Fresh Choice Sides,” which included “combos” of apples, hashbrowns, muffins and donuts as part of a hot breakfast sandwich “combo” program. We also featured Hearty Potato Bacon Soup and Italian Wedding Soup during the quarter in the U.S. market. We began introducing targeted “combo” food programs at a variety of value points in response to the challenging economic environment, and we believe these programs help reinforce our value proposition with U.S. consumers. In addition, we believe this approach will help position us well to build transactions.

We have rolled out our specialty coffee program in British Columbia, adding to locations in all of Manitoba and other locations where we have been testing. We expect to have most installations completed by the end of November 2008. In addition, we have launched an e-commerce platform which will service Canadian residents. Customers have access to order a range of items such as gift baskets, coffee brewers and travel mugs and our full canned beverage line-up of coffee, teas, cappuccinos and hot chocolate.

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

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of store openings and closures for the third quarter and year-to-date periods ended September 28, 2008 and September 30, 2007, respectively:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Canada
Restaurants opened	30	31	75	59
Restaurants closed	(11)	(6)	(28)	(12)

Net change	19	25	47	47

U.S.
Restaurants opened	19	9	30	20
Restaurants closed	(1)	(2)	(4)	(4)

Net change	18	7	26	16

Total Company
Restaurants opened	49	40	105	79
Restaurants closed	(12)	(8)	(32)	(16)

Net change	37	32	73	63

In our U.S. segment, we have recently modified our restaurant development plan to include a higher proportion of our self-serve kiosk platform and expand our use of full-serve non-standard units in order to continue to seed our brand, creating greater market penetration while being less capital intensive. We believe that this approach ultimately will allow us to broaden brand awareness and convenience in a cost-efficient manner.

From the end of the third quarter of 2007 to the end of the third quarter of 2008, we opened 224 system restaurants, including both franchised and Company-operated restaurants, and we had 40 restaurant closures for a net increase of 184 restaurants. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru. We have also closed, and may continue to close restaurants for which the restaurant location has performed below our expectations for an extended period of time, or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

Systemwide Restaurant Count

The following table shows our restaurant count as of September 28, 2008, December 30, 2007 and September 30, 2007:

	As of September 28, 2008	As of December 30, 2007	As of September 30, 2007
Canada
Company-operated	13	30	23
Franchised	2,857	2,793	2,735

Total	2,870	2,823	2,758

% Franchised	99.5%	98.9%	99.2%
U.S.
Company-operated	30	42	47
Franchised	394	356	305

Total	424	398	352

% Franchised	92.9%	89.4%	86.6%
Total system
Company-operated	43	72	70
Franchised	3,251	3,149	3,040

Total	3,294	3,221	3,110

% Franchised	98.7%	97.8%	97.7%

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We have started to develop international operations in the Republic of Ireland and the United Kingdom, primarily in the form of branded licensed self-serve kiosk locations. At this time, this business contributes nominal amounts to distribution sales and royalties revenues as well as to consolidated operating income, and as a result, these operations are included in Corporate in our segmented operating results.

The following tables contain information about the operating income (loss) of our reportable segments:

	Third quarter ended				Change from prior year
	September 28, 2008	% of Revenues	September 30, 2007	% of Revenues	$	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$132,892	26.1%	$119,066	24.3%	$13,826	11.6%
U.S.	(2,119)	(0.4)%	(288)	(0.1)%	(1,831)	n/m

Total Segment operating income	130,773	25.7%	118,778	24.2%	11,995	10.1%
Corporate(1)	(8,701)	(1.7)%	(10,441)	(2.1)%	1,740	16.7%

Total operating income	$122,072	24.0%	$108,337	22.1%	$13,735	12.7%

	Year-to-date period ended				Change from prior year
	September 28, 2008	% of Revenues	September 30, 2007	% of Revenues	$	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$369,860	25.0%	$341,719	24.8%	$28,141	8.2%
U.S.	(5,188)	(0.4)%	(4,327)	(0.3)%	(861)	(19.9)%

Total Segment operating income	364,672	24.6%	337,392	24.5%	27,280	8.1%
Corporate(1)	(28,971)	(1.9)%	(28,510)	(2.1)%	(461)	(1.6)%

Total operating income	$335,701	22.7%	$308,882	22.4%	$26,819	8.7%

n/m	The comparison is not meaningful.
(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from international operations (discussed below).

Segment operating income increased $12.0 million, or 10.1%, in the third quarter of 2008 compared to the third quarter of 2007. This increase related to higher operating income from our Canadian segment, offset, in part, by a larger operating loss from our U.S. segment. On a year-to-date basis, 2008 segment operating income was $27.3 million higher, an increase of 8.1% compared to the year-to-date period in 2007 driven by higher operating income in Canada offset by higher U.S. segment losses.

In the third quarter of 2008, our Canadian segment operating income was $132.9 million, an increase of 11.6% over the third quarter of 2007. This increase was driven by a higher number of Canadian systemwide restaurants, which contributes to higher income from rents and royalties, as well as additional income from distribution. Franchise fee income was also higher due to a higher number of standard restaurant unit sales in the third quarter of 2008 versus a higher number of non-standard restaurants sold in the 2007 comparable period. In addition, franchise fee income was higher in the third quarter of 2008 as a result of higher franchise license renewal fees. In the third quarter of 2008, we opened 30 restaurants in Canada and closed 11 compared to opening 31 restaurants and closing six in the third quarter of 2007. These increases were offset in part by higher General and administrative expense in the Canadian segment and lower equity income. On a consolidated basis, general and administrative expense was lower year-over-year. Canadian average same-store sales growth was 3.8% in the third quarter of 2008. Pricing accounted for approximately 3.4% of this growth.

Our Canadian segment operating income increased $28.1 million, or 8.2%, from $341.7 million in the year-to-date period ended September 30, 2007 to $369.9 million in the year-to-date period ended September 28, 2008. Canadian segment operating income and margins benefited from higher systemwide sales, which drove increased rents and royalties revenues and revenue growth from our distribution business, including better leveraging of our cost structure and operational efficiency gains at our fully operational Guelph distribution centre. Operating income gains were, in part, offset by lower equity income, and higher general and administrative expense, consistent with the growth in our business. Canadian average same-store sales growth was 4.4% in the year-to-date period ended September 28, 2008. Pricing accounted for approximately 3.4% of this growth. We currently expect that our fourth quarter 2008 same-store sales numbers will include approximately 3.0% of previously introduced pricing. Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs and changes in commodity costs. We typically expect price increases in one or more markets throughout a given year; however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing. Our year-to-date same-store sales growth was impacted by significant snowfall and new statutory holidays in Ontario and Manitoba, which reduced customer visits on those days and negatively impacted our first quarter 2008 same-store sales growth. In the year-to-date period ended September 28, 2008, we opened 75 restaurants in Canada and closed 28, compared to opening 59 restaurants and closing 12 in the year-to-date period ended September 30, 2007.

The U.S. operating segment loss was $2.1 million in the third quarter of 2008 compared to operating loss of $0.3 million in the third quarter of 2007. The U.S. operating segment loss was $5.2 million in the year-to-date period ended September 28, 2008 compared to operating segment loss of $4.3 million in the year-to-date period ended September 30, 2007. The U.S. operating results were primarily impacted in both the quarterly and year-to-date periods by increased relief given to our franchisees primarily as a result of the increased number of new restaurant openings late in 2007 and 2008 year-to-date, lower same-store sales growth, and the shift from Company-operated restaurants to operator agreements, partially offset by reduced losses from Company-operated restaurants. In addition, the lower-than-expected sales performance resulted in higher relief and, therefore, impacted rents and royalty revenues as well as distribution sales. The U.S. segment results in the third quarter and year-to date period ended September 28, 2008 also reflect lower franchise fee income as a result of the timing of revenue recognition from our franchise incentive program. See “The Application of Critical Accounting Policies – Revenue Recognition, Franchise Operations.”

U.S. average same-store sales declined by 0.6% in the third quarter of 2008. We had approximately 3.2% of pricing in the third quarter of 2008. On a year-to-date basis, same-store sales growth was 1.2%, and pricing on a year-to-date basis represented approximately 1.9%. Pricing did not fully translate into sales growth for the third quarter or 2008 year-to-date. We believe that the current economic environment and competitive activity has resulted in a decline in transactions in our U.S. operating segment. Our fourth quarter 2008 same-store sales numbers will include approximately 3.2% of previously introduced pricing. We typically expect price increases in one or more regions during the course of the year. There can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing and potentially other macro-economic challenges. During the third quarter of 2008, we opened 19 new restaurants and closed one, as compared to opening nine new restaurants and closing two in the third quarter of 2007. On a year-to-date basis, we have opened 30 new restaurants and closed four, as compared to opening 20 restaurants in the comparable period of 2007 and closing four restaurants.

We continue to make progress in the development and growth in most of our U.S. markets and have traditionally expanded into adjacent markets once our core markets are established. In 2008, we continued this approach by developing a presence in Lansing, Michigan, and we have opened 3 restaurants in Syracuse, New York in 2008. We plan to continue to expand these new markets in the fourth quarter of 2008. In October 2008, we announced an agreement with Tops Friendly Markets to open Tim Hortons sites, primarily self-serve kiosks, in approximately 80 Tops stores in western and central New York, and northern Pennsylvania. We expect these locations to be operating prior to the end of 2008 and, therefore, expect to exceed the store expansion target of 90-110 locations in the U.S., with a stronger orientation toward non-standard restaurants and self-serve kiosks. Despite the current economic and credit conditions, our franchisees continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions.

Notwithstanding this growth, we anticipate that U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we continue our new unit growth. When we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on past experience, as we add new restaurants in developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief of rents and royalties, and in some cases, relief for other operating costs, for a period of time to support these franchisees. Such relief offsets our rent and royalty revenues. In developing markets, when we transition a restaurant from a Company-operated restaurant to either a full franchised restaurant or a restaurant governed by an operator agreement, we also generally provide relief to the franchisee for an initial period. We are typically able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth.

In response to some of the economic challenges, we may, from time to time, adjust certain factors in our restaurant development plan, including such items as size or type of restaurant or timing and number of openings, and we will maintain a disciplined approach to new restaurant development. As the state of the U.S. economy has deteriorated fairly rapidly, we have made some refinements to our U.S. business approach in the third quarter in our evolving response to the current economic climate. We leveraged our self-serve kiosk platform and expanded our use of full-serve non-standard units to continue to seed our brand, creating greater market penetration while being less capital intensive. We also continue to look generally at other strategic development opportunities. This approach ultimately allows us to broaden brand awareness and convenience in a cost-efficient manner. We have seen a high amount of competitive discounting and, as a result, we have introduced targeted “combo” food programs at a variety of value points, with the intent to strengthen and build on our price/value position and enhance this message with U.S. consumers in a tangible way. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our franchisees to communicate and interact with customers in ways that responds to their current situation and the economic environment. We believe that both of these business refinements will help, over time, to position our U.S. business to defend aggressive competitive discounting activity, while also helping us to create sales momentum.

In addition to the above, subsequent to the third quarter ended September 28, 2008, the Company announced its intention to rationalize some underperforming Company-operated restaurants in southern New England between the end of 2008 and early next year. The details of the rationalization plan are being finalized, and it is expected to result in an asset impairment charge for the affected restaurants. This rationalization is expected to affect less than half of our 30 Company-operated restaurants in the U.S. Management will also undertake a further impairment analysis related to the affected operating markets. The plan to close underperforming restaurants is consistent with management’s efforts to improve profitability of the U.S. segment. We expect rationalization of underperforming restaurants will ultimately contribute to improved profitability, and improve sales performance at our remaining restaurants nearby. If required, an asset impairment charge taken in the fourth quarter relative to these closures would impact the Company’s 2008 operating income. The Company’s 2008 operating income target did not contemplate a charge for closed restaurants.

Corporate charges were $8.7 million in the third quarter of 2008 compared to $10.4 million in the third quarter of 2007, a decrease of $1.7 million. The decrease in corporate charges is primarily attributable to the franchisee convention costs incurred in the third quarter of 2007 that did not recur in 2008. On a year-to-date basis, corporate charges were $29.0 million compared to $28.5 million in the 2007 year-to-date period, an increase of $0.5 million. The year-to-date 2008 corporate charges include the $3.1 million restructuring charge. Offsetting the 2008 restructuring charges were lower year-to-date printing and mailing costs due to our adoption of the SEC’s new “Notice and Access” model for the provision of proxy materials to shareholders through posting at a dedicated website where shareholders can view the information and vote on-line, as opposed to required printing and mailing of all materials to all of our shareholders. In addition, the costs associated with the 2007 franchisee convention did not recur in 2008, and we had certain foreign exchange gains in the year-to-date period ended September 28, 2008 versus foreign exchange losses in the comparable period of 2007.

Included in corporate charges is a nominal amount of operating income from our international operations in the Republic of Ireland and the United Kingdom for the third quarter and year-to-date periods of 2008. This income is included in Corporate charges because this venture was being managed corporately during these periods. As of September 28, 2008, we had 261 licensed locations in the Republic of Ireland and the United Kingdom, which are excluded from our restaurant counts. These licensed locations primarily operate using our self-serve kiosk model. At this time, this business contributes nominal amounts to distribution sales and royalties revenues as well as to consolidated operating income.

In April 2008, we announced changes to our executive management structure, including the dedication of one of the most senior members of our executive team to continue emphasis on the successful development of our U.S. business and to undertake a focused evaluation and potential growth of international opportunities. The restructuring charge is included in corporate charges.

Overall, our total segment operating margins from our reportable segments were 25.7% and 24.2% for the quarters ended September 28, 2008 and September 30, 2007, respectively. On a year-to-date basis, our total segment operating margins from our reportable segments were 24.6% and 24.5% for 2008 and 2007, respectively.

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

Results of Operations

Below is a summary of operations and a more detailed discussion of results for the third quarter and year-to-date periods of 2008 compared to the same periods of 2007.

	Third quarter ended				Change from prior year
	September 28, 2008	% of Revenues	September 30, 2007	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$333,581	65.5%	$327,020	66.7%	$6,561	2.0%
Franchise revenues:
Rents and royalties(1)	155,214	30.5%	143,449	29.2%	11,765	8.2%
Franchise fees	20,200	4.0%	20,072	4.1%	128	0.6%

	175,414	34.5%	163,521	33.3%	11,893	7.3%

Total revenues	508,995	100.0%	490,541	100.0%	18,454	3.8%

Costs and expenses
Cost of sales	293,056	57.6%	288,168	58.7%	4,888	1.7%
Operating expenses	53,596	10.5%	51,617	10.5%	1,979	3.8%
Franchise fee costs	19,840	3.9%	20,432	4.2%	(592)	(2.9)%
General and administrative expense	29,986	5.9%	30,758	6.3%	(772)	(2.5)%
Equity (income)	(9,429)	(1.9)%	(9,861)	(2.0)%	432	(4.4)%
Other (income) expense, net	(126)	—	1,090	0.2%	(1,216)	n/m

Total costs and expenses, net	386,923	76.0%	382,204	77.9%	4,719	1.2%

Operating income	122,072	24.0%	108,337	22.1%	13,735	12.7%
Interest (expense)	(6,288)	(1.2)%	(6,118)	(1.2)%	(170)	2.8%
Interest income	957	0.2%	1,823	0.4%	(866)	(47.5)%

Income before income taxes	116,741	22.9%	104,042	21.2%	12,699	12.2%
Income taxes	37,984	7.5%	36,661	7.5%	1,323	3.6%

Net income	$78,757	15.5%	$67,381	13.7%	$11,376	16.9%

n/m	The comparison is not meaningful.
(1)	See Note (1) in the following table.

	Year-to-date period ended				Change from prior year
	September 28, 2008	% of Revenues	September 30, 2007	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$975,960	65.9%	$913,364	66.2%	$62,596	6.9%
Franchise revenues:
Rents and royalties(1)	444,640	30.0%	410,803	29.7%	33,837	8.2%
Franchise fees	59,404	4.0%	56,239	4.1%	3,165	5.6%

	504,044	34.1%	467,042	33.8%	37,002	7.9%

Total revenues	1,480,004	100.0%	1,380,406	100.0%	99,598	7.2%

Costs and expenses
Cost of sales	858,440	58.0%	805,419	58.3%	53,021	6.6%
Operating expenses	158,227	10.7%	148,881	10.8%	9,346	6.3%
Franchise fee costs	58,028	3.9%	53,909	3.9%	4,119	7.6%
General and administrative expense	96,996	6.6%	90,318	6.5%	6,678	7.4%
Equity income	(26,792)	(1.8)%	(28,873)	(2.1)%	2,081	(7.2)%
Other (income) expense, net	(596)	—	1,870	0.1%	(2,466)	n/m

Total costs and expenses, net	1,144,303	77.3%	1,071,524	77.6%	72,779	6.8%

Operating income	335,701	22.7%	308,882	22.4%	26,819	8.7%
Interest (expense)	(18,608)	(1.3)%	(17,882)	(1.3)%	(726)	4.1%
Interest income	4,020	0.3%	5,143	0.4%	(1,123)	(21.8)%

Income before income taxes	321,113	21.7%	296,143	21.5%	24,970	8.4%
Income taxes	105,562	7.1%	102,262	7.4%	3,300	3.2%

Net income	$215,551	14.6%	$193,881	14.1%	$21,670	11.2%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 118 and 107 restaurants on average in the third quarters of 2008 and 2007, respectively, and 118 and 101 franchises on average in the year-to-date periods of 2008 and 2007, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues. The reported franchise restaurant sales (including those consolidated pursuant to FIN 46R) were:

	Third quarter ended		Year-to-date period ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,173,911	$1,088,308	$3,371,484	$3,114,492
U.S. (in thousands of U.S. dollars)	$87,433	$75,503	$252,585	$217,779

Revenues

Sales

Sales grew by 2.0% to $333.6 million during the third quarter of 2008 over the third quarter of 2007 sales of $327.0 million. Warehouse sales were the primary growth driver during the quarter, increasing $9.2 million, or 3.3%. Offsetting the warehouse sales growth was lower sales from Company-operated restaurants due to fewer number of restaurants, partially offset by higher sales from restaurants consolidated under FIN 46R.

Warehouse sales growth during the third quarter of 2008 was driven primarily by the underlying product demand associated with systemwide sales growth which reflects sales from a higher number of restaurants in the system and higher same-store sales in Canada. Systemwide sales growth, excluding pricing impacts, represented approximately $7.6 million of total warehouse sales growth. Partially offsetting this growth were certain items included in warehouse sales in 2007 that did not recur in 2008, such as the uniform rollout. On an aggregate basis, these prior-year items reduced warehouse sales year-over-year growth by approximately 2.0% during the quarter. Frozen and refrigerated products did not have a significant impact on sales growth in the third quarter of 2008, as we completed the rollout of these products at our Guelph distribution centre in the third quarter of 2007. The remainder of sales growth is attributable to a combination of changes in product mix and pricing. Warehouse sales represented approximately 56.8% of total revenues during the third quarter of 2008, as compared to 57.1% of total revenues during the third quarter of 2007.

Sales for the year-to-date periods ended September 28, 2008 and September 30, 2007 were $976.0 million and $913.4 million, respectively, representing growth of 6.9% year-over-year. Warehouse sales growth of 8.4% during this year-to-date period was the primary contributor. Lower sales from fewer Company-operated restaurants was partially offset by higher sales from restaurants consolidated under FIN 46R, resulting in a net sales decline of $2.6 million.

Warehouse sales growth during the year-to-date period ended September 28, 2008 benefited by approximately $32.1 million from the rollout of frozen and refrigerated products from our Guelph distribution centre. This rollout commenced in the second quarter of 2006 and was completed in the third quarter of 2007. In addition, systemwide sales growth represented approximately $25.2 million of warehouse sales growth. Partially offsetting these factors were some sales related to specific 2007 programs, such as the uniform rollout, that did not recur in 2008. The remainder of year-to-date sales growth was the result of a combination of product pricing and product mix.

Company-operated restaurant sales were $8.9 million in the third quarter of 2008 or $3.9 million lower than sales in the third quarter of 2007. We operated on average 46 Company-operated restaurants during the third quarter of 2008 as compared to 73 in the third quarter of 2007. For the year-to-date periods ended September 28, 2008 and September 30, 2007, sales were $31.6 million and $43.7 million, representing an average of 58 and 82 Company-operated restaurants, respectively.

Sales due to the consolidation of 118 and 107 restaurants on average under FIN 46R during the third quarter of 2008 and 2007 were $35.5 million and $34.3 million, respectively. For the year-to-date periods ended September 28, 2008 and September 30, 2007, sales were $102.4 million and $92.9 million, representing an average of 118 and 101 FIN 46R franchise restaurants, respectively.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The U.S. dollar exchange rate was not significantly different during the third quarters of 2007 and 2008 therefore, fluctuations in foreign exchange did not have a significant impact on reported sales during the third quarter of 2008. Foreign exchange impacted sales negatively by approximately 1.2% for the 2008 year-to-date period.

Franchise Revenues

Rents and Royalties. Revenue from rents and royalties was $155.2 million in the third quarter of 2008 versus $143.4 million in the comparable period of 2007, representing growth of 8.2%, which was consistent with systemwide sales growth. Our net growth in rents and royalties revenue was derived primarily from our Canadian market with $6.2 million related to the net addition of 112 new restaurants in the system year-over-year and approximately $5.4 million related to positive same-stores sales growth. Higher revenue from systemwide sales growth in the U.S. market was essentially offset with additional relief provided to certain of our U.S. franchisees.

Rents and royalties grew by $33.8 million to $444.6 million for the year-to-date period ended September 28, 2008 as compared to $410.8 million in the comparable period of 2007. Rents and royalties growth of 8.2% year-over-year is consistent with systemwide sales growth of 8.3%. The Canadian segment contributed substantially all of this growth with $17.7 million of the growth related to positive same-store sales growth and $16.8 million related to the net addition of 112 new restaurants year-over-year. The U.S. segment was slightly lower year-over-year as the benefit of higher systemwide sales growth was more than offset by higher relief provided to certain of our U.S. franchisees and the weakening U.S. dollar relative to the Canadian dollar (see below).

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fee revenues for the third quarter were $20.2 million as compared to $20.1 million in the third quarter of 2007. Third quarter fees were essentially flat compared to 2007 due primarily to higher new restaurant openings and license renewal fees being essentially offset by lower resale and replacement fees and lower revenues recognized in 2008 from our U.S. franchise incentive program (see below). We opened 49 new restaurants in the third quarter of 2008 as compared to 40 new restaurants in the third quarter of 2007.

Franchise fee revenues for the year-to-date period ended September 28, 2008 were $59.4 million as compared to $56.2 million in the comparable period of 2007. Franchise fees increased year-over-year as higher new restaurant openings and higher renovation fees were partially offset by lower resale and replacement fees, lower revenues recognized in 2008 from our U.S. franchise incentive program and the weakening of the U.S. dollar as compared to the Canadian dollar (see below). We opened 105 new restaurants year-to-date 2008 as compared to 79 new restaurants year-to-date 2007.

In the U.S., we have a franchise incentive program whereby revenue from the sale of equipment is deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these proceeds (See Application of Critical Accounting Policies – Revenue Recognition).

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The U.S. dollar exchange rate was not significantly different during the third quarters of 2007 and 2008 and, therefore, did not have a significant impact on reported rents and royalties and franchise fee revenues during the third quarter of 2008. On a year-to-date basis, foreign exchange reduced the value of reported rents and royalties and franchise fee revenues by approximately 0.5% and 0.8%, respectively, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales for the third quarter of 2008 was $293.1 million compared to $288.2 million for the third quarter of 2007, increasing $4.9 million or 1.7%. Warehouse cost of sales was the primary driver during the quarter with an increase of 2.4%, or $6.0 million. Third quarter 2008 warehouse cost of sales growth was offset in part as a result of lower cost of sales from a fewer number of Company-operated restaurants, net of higher cost of sales from a higher number of restaurants consolidated under FIN 46R.

Warehouse cost of sales during the third quarter of 2008 increased primarily from higher product demand associated with systemwide sales growth, excluding pricing impact. This underlying demand represented approximately $6.8 million of warehouse cost of sales growth. Partially offsetting this demand growth were certain items included in warehouse cost of sales in 2007 that did not recur in 2008, such as the uniform rollout. Frozen and refrigerated products did not impact cost of sales growth to the extent it had in previous quarters in 2008, as the rollout of these products at our Guelph distribution centre was completed in the third quarter of 2007. The remainder of cost of sales growth during the quarter was attributable to a combination of changes in product mix and pricing.

Cost of sales were $858.4 million and $805.4 million for the year-to-date periods ended September 28, 2008 and September 30, 2007, respectively. Cost of sales grew by $53.0 million, or 6.6%, during the year. Warehouse cost of sales growth was $53.2 million, or 7.8%, accounting for the majority of higher costs of sales growth. Lower cost of sales from fewer Company-operated restaurants was essentially offset by higher cost of sales from additional restaurants consolidated under FIN 46R.

One of the primary sources of warehouse cost of sales growth during the year-to-date period ended September 28, 2008 was the rollout of frozen and refrigerated products from our Guelph distribution centre. The rollout commenced in the second quarter of 2006. Warehouse cost of sales increased approximately $28.7 million during the year-to-date period as a result of the rollout. Product demand from systemwide sales growth represented approximately $22.4 million of warehouse cost of sales growth. Partially offsetting this growth were certain items included in warehouse cost of sales in 2007 that did not recur in 2008, such as the uniform rollout and better leveraging of our cost structure and operational efficiency gains at our fully operational Guelph distribution centre. The remainder of cost of sales growth was the result of a combination of product pricing and product mix.

Distribution cost of sales represented 65.3% and 64.6% of our total costs and expenses, net, in the third quarter of 2008 and 2007, respectively, and 64.3% and 63.7% for year-to-date periods in 2008 and 2007, respectively. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee and sugar. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as most of these products are typically priced based on a fixed-dollar mark-up. See “Commodity Risks” below.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the third quarter of 2008 and 2007, we operated on average 46 restaurants and 73 restaurants, respectively, resulting in cost of sales of $10.3 million and $14.8 million. We operated 24 fewer restaurants year-to-date 2008 as compared to an average of 73 restaurants operated year-to-date in 2007. As a result, cost of sales during the year-to-date period ended September 28, 2008 decreased by $13.8 million to $36.4 million from $50.2 million from the year-to-date period ended September 30, 2007. We continue to focus on transitioning these restaurants to franchise or operator agreements. These transitioned restaurants may then result in us initially having to consolidate them in accordance with FIN 46R (see below).

FIN 46R restaurant cost of sales was $30.0 million and $26.6 million during the third quarter of 2008 and 2007, respectively, representing on average the consolidation of 118 and 107 restaurants during these periods. For the year-to-date periods ended September 28, 2008 and September 30, 2007, FIN 46R restaurant cost of sales were $86.5 million and $72.9 million, respectively, representing on average 118 and 101 franchise restaurants consolidated during these periods, respectively.

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The U.S. dollar exchange rate was not significantly different during the third quarters of 2007 and 2008 and, therefore, did not have a significant impact on reported cost of sales during the third quarter of 2008. The strengthening of the Canadian dollar relative to the U.S. dollar year-to-date reduced the value of reported cost of sales by approximately 1.3%.

Operating Expenses

Total operating expenses, representing primarily rent expense and property costs, were $53.6 million for the third quarter of 2008, an increase of $2.0 million, or 3.8%, from the third quarter of 2007. The increase was mainly due to the increased number of restaurant openings and higher variable rent on existing properties due to growth primarily in the Canadian business, offset by the timing of certain expenses incurred in the prior year. For the year-to-date period ended September 28, 2008, total operating expenses were $158.2 million as compared to $148.9 million in the comparable period of 2007. Our Canadian operations contributed to the majority of the year-to-date increase. Our U.S. operating expenses, although higher, were partially offset by the weakening of the U.S. dollar (see below).

Rent expense and other property and support costs increased during these periods as a result of 137 additional properties being leased and then subleased to franchisees since September 30, 2007. Rent expense also increased due to higher percentage rent costs on certain properties resulting from increased restaurant sales. In addition, depreciation expense was higher as the total number of properties owned or leased by us in Canada and the U.S., and then subleased to franchisees, increased by 158 properties from September 30, 2007 to September 28, 2008.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The U.S. dollar exchange rate was not significantly different during the third quarters of 2007 and 2008 and, therefore, did not have a significant impact on reported operating costs during the third quarter of 2008. The strengthening of the Canadian dollar relative to the U.S. dollar year-to-date 2008 reduced the overall value of operating expenses by approximately 1.0% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs decreased $0.6 million, or 2.9%, from the third quarter of 2007. Costs were lower primarily due to a lower number of resales and replacements and lower associated costs per unit, and lower equipment costs recognized in 2008 from our U.S. franchise incentive program. Equipment sales and costs are deferred until a sustained period of sales levels are achieved, or 104 weeks, whichever is earlier. Support costs and expenses associated with establishing a franchisee’s business were higher in the third quarter of 2008 compared to the third quarter of 2007, partially offsetting the lower equipment costs.

For the year-to-date period ended September 28, 2008, franchise fee costs were $58.0 million compared to $53.9 million in the year-to-date period ended September 30, 2007. This year-over-year increase was primarily related to a higher number of units sold and an increase in equipment costs relating to both restaurants sold and renovated. Partially offsetting these higher costs were a lower number of resales and replacements and lower associated costs per unit, and lower equipment costs recognized in 2008 from our U.S. franchise incentive program. Support costs and expenses associated with establishing a franchisee’s business were also higher in the year-to-date period ended September 28, 2008 compared to the corresponding period of 2007.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The U.S. dollar exchange rate was not significantly different during the third quarters of 2007 and 2008 and, therefore, did not have a significant impact on reported franchise fee costs during the third quarter of 2008. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of franchise fee costs by approximately 0.9% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expense

General and administrative expense is comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expense was $30.0 million in the third quarter of 2008, which was lower compared to $30.8 million in the third quarter of 2007. In the third quarter of 2007, we incurred costs related to our franchisee convention, which did not recur in 2008. Partially offsetting these lower costs were higher salaries, stock-based compensation and benefits in the third quarter of 2008 due to additional employees required to support the growth of the business.

General and administrative expense was $97.0 million for year-to-date 2008 compared to $90.3 million for year-to-date 2007. The higher expense was the result of increased salaries and benefit expenses due to additional employees required to support the growth of the business and a restructuring charge of $3.1 million reflecting the previously announced management organizational changes that occurred in the second quarter of 2008. Partially offsetting these higher expenses was the 2007 convention costs that were included in the third quarter of 2007 and that did not recur in 2008.

Our U.S. segment general and administrative expense is denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The U.S. dollar exchange rate was not significantly different during the third quarters of 2007 and 2008 and, therefore, did not have a significant impact on reported general and administrative expense during the third quarter of 2008. The strengthening of the Canadian dollar relative to the U.S. dollar reduced the value of general and administrative expense on a year-to-date basis by approximately 1.3% compared to the value that would have been reported had there been no exchange rate movement.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group which provides our system with par-baked donuts, Timbits™, bread products and, most recently, pastries, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants.

Equity income in the third quarter of 2008 was $9.4 million, decreasing $0.4 million, or 4.4%, from the third quarter of 2007. We had slightly higher earnings contributions from both of our largest joint ventures in the third quarter of 2008, but was more than offset by the impact of an asset disposition in the third quarter of 2007 at one of our joint-ventures that did not recur which reduced the rate of growth of equity income on a year-over-year basis.

On a year-to-date basis in 2008, equity income was $26.8 million, which was $2.1 million lower than the comparable 2007 year-to-date period. The year-to-date decrease is primarily a result of a non-cash tax benefit of approximately $1 million recognized by our bakery joint venture in the first quarter of 2007, as well as lower operating income at our bakery joint venture resulting from higher commodity costs, and commissioning costs for a new pastry line that was put into operation during the first quarter of 2008. As anticipated, the 2007 tax benefit did not recur in 2008. The new pastry line began servicing system restaurants in a phased approach during the second quarter of 2008. Our equity income does not necessarily grow at the same rate as our systemwide sales as it is not representative of all of the components of our business.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest.

Other income, net in the third quarter of 2008 was $0.1 million and other expense, net in the third quarter of 2007 was $1.1 million. Other income, net was $0.6 million in the year-to-date period ended September 28, 2008 and other expense, net was $1.9 million in the year-to-date period ended September 30, 2007. The changes quarter-to-quarter and year-over-year were primarily a result of foreign exchange. In 2007, our foreign-denominated net asset base was higher than in 2008 and the U.S. dollar weakened substantially more in 2007 causing foreign exchange losses in that year.

Interest Expense

Total interest expense, including interest on our credit facilities, was $6.3 million in the third quarter of 2008 and $6.1 million in the third quarter of 2007. For the year-to-date period ended September 28, 2008, total interest expense was $18.6 million compared to $17.9 million in the year-to-date period ended September 30, 2007. During both comparative periods, the increase was primarily a result of higher interest on additional capital leases, partially offset by lower effective interest rates on our external debt.

Interest Income

Interest income was $1.0 million in the third quarter of 2008 and $1.8 million in the third quarter of 2007. Interest income was $4.0 million for the year-to-date period ended September 28, 2008 compared to interest income of $5.1 million earned in the year-to-date period ended September 30, 2007. During both comparative periods, the decrease was primarily a result of lower overall rates on investments and lower overall non-restricted cash balances, which were partially offset by interest earned on restricted cash and cash equivalents and restricted investments relating to our TimCard®. Interest earned on restricted cash and cash equivalents and restricted investments of $0.2 million in the third quarter of 2008 ($0.5 million year-to-date 2008) was contributed back to our advertising and promotion fund. The contribution is recorded in general and administrative expense.

Income Taxes

The effective tax rates were 32.5% and 35.2% for the third quarters ended September 28, 2008 and September 30, 2007, respectively. The variance between the quarters is primarily explained by the reduction in Canadian federal statutory tax rates in 2008, which represented a $2.7 million reduction in income tax expense for the quarter ended September 28, 2008. In addition, there were certain items that affected the third quarter of 2007 effective tax rate that did not recur in 2008.

The effective tax rates for the year-to-date periods ended September 28, 2008 and September 30, 2007 were 32.9% and 34.5% respectively. The variance between periods is primarily explained by the reduction in Canadian federal statutory rates in 2008, which represented a $7.3 million reduction in income tax expense for the year-to-date period ended September 28, 2008.

We are party to a tax sharing agreement with Wendy’s, as subsequently amended, which sets forth the principles and responsibilities of Wendy’s and us regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The agreement is applicable for all taxation periods up to September 29, 2006. Commencing September 30, 2006, we became a standalone public company and, as a result, we file all U.S. tax returns independently from Wendy’s from that date forward. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As several years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes. No payments have been made by either party to the other under this agreement during the year-to-date period ended September 28, 2008.

Comprehensive Income

In the third quarter of 2008, comprehensive income was $85.6 million compared to $42.1 million in the third quarter of 2007. Net income increased $11.4 million from the third quarter of 2007 as compared to the third quarter of 2008, as discussed above. Other comprehensive income included a translation adjustment gain of $7.9 million in the third quarter of 2008 compared to a translation adjustment loss of $23.4 million in the third quarter of 2007. Translation adjustment income (loss) arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the change quarter-to-quarter in other comprehensive income is attributable to a lower loss related to cash flow hedges, net of taxes.

For the year-to-date periods ended September 28, 2008 and September 30, 2007, comprehensive income was $233.1 million and $132.2 million, respectively. Net income increased $21.7 million year-over-year, as discussed above. Other comprehensive income for the year-to-date period ended September 28, 2008 included a translation adjustment gain of $18.2 million as compared to a translation adjustment loss of $56.1 million in the year-to-date period ended September 30, 2007. The remainder of the change year-over-year in other comprehensive income relates to a lower loss related to cash flow hedges, net of taxes.

The 2008 exchange rates were C$1.0328, C$1.0106, and C$0.9805 for U.S. $1.00 on September 28, 2008, June 29, 2008 and December 30, 2007, respectively. The 2007 exchange rates were on C$0.9948, C$1.0654, and C$1.1654 for U.S. $1.00 on September 30, 2007, July 1, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations, now funded by our Canadian operations, have historically been a net user of cash given its investment plans and stage of growth, and we expect this trend to continue through 2009. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

Our senior bank facility, which consists of a $300 million term loan and the two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 13 financial institutions, of which Canadian financial institutions hold approximately 58% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite current market conditions.

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have fully funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. As we stated in February 2008, our targets are to open 120 to 140 new restaurants in Canada and 90 to 110 new restaurants in the U.S., potentially including self-serve kiosks. The cost and availability of real estate and construction costs, including the cost and availability of labour required for construction of our restaurants in certain areas where we seek to develop restaurants, such as Alberta and other areas of Western Canada, and in some areas of the U.S., have historically been, and may continue to be, limiting factors to our growth in these regions. In the year-to-date period ended September 28, 2008, we generated $244.8 million of cash from operations, as compared to cash generated from operations of $236.0 million in the year-to-date period ended September 30, 2007, for a net increase of $8.8 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months.

If additional funds are needed for strategic initiatives or other corporate purposes, we believe, given current market conditions, access would be limited at times, but that the strength of our balance sheet would allow us to borrow additional funds if we maintain a strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities and may take longer to fund in the current environment. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us. Additionally, our ability to attract funds through the issuance of additional equity was, but is no longer constrained because such an issuance was a factor that could have been considered relevant to a determination related to the Wendy’s spin-off transaction under Section 355 of the Internal Revenue Code and, under the tax sharing agreement, we would be required to indemnify Wendy’s against the taxes payable if our issuance of shares resulted in a gain being recognized. This period of time for which this restriction applied has now expired.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At September 28, 2008, we had approximately $388.6 million in term debt and capital leases, included in long-term obligations, on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our stockholders through a combination of our share repurchase program and dividends. Given the recent credit concerns in the market, when investing our cash, we are currently even more focused on capital preservation over yield.

In the third quarter of 2008, we continued to repurchase shares under our previously announced stock repurchase program, which authorized the Company to purchase up to $200 million of common stock, not to exceed 5% of outstanding shares of common stock at the time of the approval in October 2007. In the year-to-date period ended September 28, 2008, we spent $149.8 million to repurchase approximately 4.5 million shares under this program. As at September 28, 2008, we have purchased an aggregate of approximately 5.5 million shares for a total cost of $185.3 million of the $200 million repurchase program. As of October 30, 2008, we completed this repurchase program of up to $200 million.

As previously mentioned, our Board of Directors has approved a 2009 share repurchase program for up to $200 million, planned to commence during the first quarter of 2009.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities was $244.8 million in the year-to-date period ended September 28, 2008 as compared to $236.0 million generated from operating activities in the year-to-date period ended September 30, 2007. Operating cash flows increased by $8.8 million in the year-to-date period ended September 28, 2008, driven primarily from the increased earnings and higher depreciation and amortization expense, partially offset by timing of working capital movements. Depreciation and amortization expense for the third quarter of 2008 was $22.7 million as compared to $21.5 million in the third quarter of 2007, and on a year-to-date basis, it was $66.8 million in 2008 and $62.5 million in 2007.

Investing Activities. Net cash used in investing activities was $130.4 million and $112.0 million for the year-to-date periods ended September 28, 2008 and September 30, 2007, respectively. Capital expenditures were $112.1 million and $114.6 million in the year-to-date periods ended September 28, 2008 and September 30, 2007, respectively. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. Capital expenditures during these periods are summarized as follows:

	Year-to-date period ended
	September 28, 2008	September 30, 2007
	(in millions)
Capital expenditures
New restaurants	$77.1	$69.8
Store replacements and renovations	23.4	22.9
Other capital needs	11.6	21.9

Total capital expenditures	$112.1	$114.6

In the year-to-date period ended September 28, 2008, we opened 75 new restaurants in Canada and 30 in the U.S. compared to 59 in Canada and 20 in the U.S. in the year-to-date period of 2007. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations, including the capital expenditures for the coffee roasting facility in 2009, discussed earlier. Expenditures for other capital needs include amounts for software implementations, other equipment purchases required for ongoing business needs and, in 2007, included the conversion of our Oakville warehouse to office space. Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	September 28, 2008	September 30, 2007
	(in millions)
Capital expenditures – new restaurants
Canada	$47.2	$38.9
U.S.	29.9	30.9

Total	$77.1	$69.8

Due primarily to a higher mix of leased restaurants and non-standard restaurants, including self-serve kiosks, which are less capital intensive, versus owned restaurants as part of our restaurant expansion program, we do not expect to spend the full amount of the targeted 2008 capital expenditure range of $200 million to $250 million.

Financing Activities. Financing activities used cash of $206.4 million and $182.9 million in the year-to-date periods ended September 28, 2008 and September 30, 2007, respectively. On a year-to-date basis in 2008, we repurchased $149.8 million of shares of our common stock and paid $49.7 million in dividends to our stockholders. In the year-to-date period ended September 30, 2007, we repurchased $135.0 million of shares of our common stock and paid $39.7 million in dividends to our stockholders.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of September 28, 2008 and September 30, 2007 as that term is described by the SEC.

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

Application of Critical Accounting Policies

We describe our significant accounting policies, including our critical accounting policies, in our 2007 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 26, 2008. The Condensed Consolidated Financial Statements and accompanying notes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

Critical accounting policies are those that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

Other than the adoption of SFAS 157, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended December 30, 2007. A comprehensive discussion of our critical accounting policies and management estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 30, 2007, filed with the SEC on February 26, 2008, which is incorporated herein by reference.

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

Described below are critical accounting policies that have either had a significant impact on operating results in 2008, as is the case with revenue recognition for our U.S. franchise operations, or require judgment, as is the case of asset impairment assessments.

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

We have developed a franchise incentive program for some of our U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening. The initial franchise fee revenue is recognized at the time of sale and the equipment revenue is recognized after a sustained period of sales levels are achieved, or 104 weeks, whichever is earlier. In 2008, the franchise incentive program was modified by shortening the payment period from 130 weeks to 104 weeks. The franchisee has the right to finance the initial franchise fee over a period of up to 104 weeks from the opening of the restaurant. During the initial 104 weeks, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the initial 104 weeks, the royalty rate and rental rate return to the standard rates of 4.5% and 8.5%, respectively.

Franchisees may receive other financial assistance such as lower rents and royalties and certain other operating costs for restaurants in new and developing markets, and the amount of this assistance is an offset from our rents and royalties revenues.

The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees), does not involve significant estimates and assumptions.

We provide for estimated losses for revenues that are not likely to be collected. Although we generally enjoy a positive relationship with our franchisees, and collection rates have historically been high, if average sales or the financial health of our franchisees were to deteriorate, we might have to increase reserves against collection of franchise revenues. In some cases in the U.S., we have seen a slight increase in the number of days taken to collect receivables from franchisees, and we are monitoring the outstanding accounts receivables.

Impairment of Long-lived Assets

Long-lived assets are grouped into operating markets and tested for impairment whenever an event or circumstance occurs that indicates impairment may exist, including a current expectation, that more likely than not, a long-lived asset will be sold or otherwise disposed of prior to its estimated useful life. We test for impairment using the cash flows of the operating markets. In developed markets, one of our key indicators for the overall health of an operating market is same-store sales growth. We also consider the length of time we have been in the market as it takes time to fully establish a market. Generally, if same-store sales decline for two or more consecutive years, further evaluation may be required, including review of operating market cash flows. A significant deterioration in the cash flows of an operating market or other circumstances may trigger further impairment analysis.

In developing markets, we assess a number of factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, as well as the stage of growth of the operating market and the average unit sales volume trends. Given the market conditions present for the majority of the period under review, management also makes assessments as to whether any declines may be viewed as short-term in nature.

If impairment is indicated, the fair value of the property and equipment is estimated using the discounted cash flows of the market or third party appraisals. The interest rate used in preparing discounted cash flows is management’s estimate of the weighted average cost of capital. Long-lived assets are reviewed and monitored for impairment, where applicable, when an event occurs to trigger an evaluation, or at a minimum, at least once annually.

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

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 – Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual and interim reporting periods beginning on or after November 15, 2008, with early application encouraged. We are currently evaluating the impact of this pronouncement on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of adoption of this pronouncement on our Consolidated Financial Statements.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our exposure to various market risks remains substantially the same as reported as of December 30, 2007, as supplemented herein below with respect to “Commodity Risk.” As such, our disclosures about market risk are incorporated herein by reference from our 2007 Annual Report on Form 10-K filed with the SEC on February 26, 2008 under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” on pages 75 through 77.

In addition, counterparty credit risk may exist related to our derivative positions. We minimize this risk by limiting our notional amount by counterparty to $100 million, requiring certain minimum credit ratings, and utilizing our syndicate lending group. The current fair value of our derivative positions at September 28, 2008 is a net liability of $3.7 million. Subsequent to the third quarter end, there has been significant foreign currency volatility impacting out net derivative position.

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

In addition, we currently have purchase contracts in place for the remainder of 2008 and first half of 2009 covering key commodities such as coffee, wheat, sugar, and cooking oils. As we have stated previously, we may be subject to higher commodity prices depending upon prevailing market conditions and foreign exchange rate at the time we make purchases beyond our current commitments. Higher commodity costs could also impact earnings from our joint-venture operations.

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

This information is incorporated by reference from the section titled “Market Risk” on page 40 of this Form 10-Q.

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

On June 16, 2008, we filed a report on Form 8-K describing a claim that was filed against us and certain of our affiliates on June 12, 2008 in the Ontario Superior Court of Justice (“Court”) by two of our franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that our Always Fresh baking system and expansion of lunch offerings has led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. We believe the claim is frivolous and completely without merit. We intend to vigorously defend the action; however, there can be no assurance that the outcome of the claim will be favourable to us or that it will not have a material adverse impact on our financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with our evaluation of this claim. The result and value of this claim is not determinable at this time and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(3)(4)
Monthly Period #7 (June 30, 2008 — August 3, 2008)	497,520	$28.50	497,520	$50,005,207
Monthly Period #8 (August 4, 2008 — August 31, 2008)	696,000	$33.03	696,000	$27,024,139
Monthly Period #9 (September 1, 2008 — September 28, 2008)	372,878	$33.01	372,878	$14,719,678

Total	1,566,398	$31.59	1,566,398	$14,719,678

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In October 2007, our Board of Directors approved, and we publicly announced, a stock repurchase program authorizing us to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of our outstanding shares as at the time of regulatory approval, prior to October 30, 2008, the termination date of the program. We were authorized to make repurchases under this program on the NYSE and/or the TSX. For a significant portion of the repurchase program, we entered into a Rule 10b5-1 repurchase plan, which allowed us to purchase our stock at times when we may have not otherwise been able to do so due to regulatory or our restrictions. Purchases were based on the parameters of the Rule 10b5-1 plan. We also made repurchases at management’s discretion under this program from time-to-time, subject to market conditions, share price, cash position, and compliance with regulatory requirements. No repurchase plan or program established by us expired or was terminated by us during the third quarter of 2008; however, the 2007–2008 program described above subsequently ended on October 30, 2008 in accordance with the original authorization of $200 million.

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

Appointment of Director

On November 5, 2008, our Board of Directors increased the size of the Board from 10 to 11 directors and appointed Mr. Ronald W. Osborne, age 62, as a director of the Company to fill the vacancy created thereby.

Mr. Osborne has been the Chairman of the Board of Directors of Sun Life Financial Inc., a company listed on the Toronto, New York and Philippines stock exchanges, and Sun Life Assurance since May 2005. Mr. Osborne served as the President and Chief Executive Officer and a director of Ontario Power Generation Inc. from 1998 until December 2003. He was formerly President and Chief Executive Officer of Ontario Hydro, the predecessor company of Ontario Power Generation Inc. He was appointed to this position in March 1998. Mr. Osborne joined BCE Inc. as the Executive Vice President and Chief Financial Officer and was subsequently appointed President of BCE Inc. in 1996 and served in that position until 1997. From 1997 until he joined Ontario Hydro, he was President and Chief Executive Officer of Bell Canada, a subsidiary of BCE Inc. From 1981 to 1994, Mr. Osborne held various positions at Maclean Hunter, including the position of Chief Executive Officer from 1986 until 1994. Mr. Osborne was also a partner of Clarkson Gordon, Chartered Accountants in Toronto from 1979 until 1981. He also served on the International Trade Advisory Committee, a private sector committee to advise the federal government on international trade issues, from January 1986 to 1994. In addition, he was Chairman of a Sectoral Advisory Group on International Trade from 1988 to 1994, responsible for advising the government on current trade issues relating specifically to the arts and cultural industries.

Mr. Osborne is a director of RioCan Real Estate Investment Trust, a Toronto Stock Exchange listed issuer, and Torstar Corporation, also a Toronto Stock Exchange listed issuer. He is also a member of the board of governors of the Corporation of Massey Hall and Roy Thomson Hall, a member of the advisory board of Brookfield Power, a director of St. Lawrence Cement Group Inc., and a fellow of the Institute of Chartered Accountants of Ontario.

The Board has not determined which committee or committees of the Board on which Mr. Osborne will serve, but expects that it will do so at its regularly scheduled meeting in May 2009. Mr. Osborne will receive the same compensation as the Company’s other non-employee directors, as disclosed in the Company’s proxy statement. Mr. Osborne will be included in the slate of directors for election at the Company’s annual meeting of stockholders in 2009, for a term expiring in 2012.

Amendments to By-Laws

On November 5, 2008, our Board of Directors approved amendments to the Second Amended and Restated By-Laws of Tim Hortons Inc. to revise and clarify the provisions requiring advance notice of business which a stockholder wishes to propose at an annual or special meeting of stockholders and to remove certain advance notice time periods that applied in connection with the Company’s 2007 annual meeting of stockholders, which are no longer applicable.

The amendments to the advance notice provisions of the By-Laws have the following effects and purposes:

•

To clarify that the procedures and requirements set forth in the By-Laws are the exclusive means for a stockholder to propose business, including nomination of candidates to be elected to our Board, at a meeting of stockholders, except for proposals submitted for inclusion in the Company’s proxy statement in accordance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended.

•

To amend the advance notice period for business (including director nominations) that a stockholder intends to bring at an annual meeting (assuming the annual meeting is held no earlier than 30 days prior to and no later than 60 days following the date of the prior year’s annual meeting) from not later than the close of business on the 120th day nor earlier than the opening of business on the 150th day of the first anniversary of the date that the Company’s proxy statement was released to stockholders in connection with the immediately preceding annual meeting of stockholders to not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day before the first anniversary of the Company’s immediately preceding annual meeting of stockholders, or if the first public announcement of the date of such meeting is less than 100 days prior to the date of such meeting, the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company.

•

To require that if the number of directors to be elected to the Board at an annual meeting is greater than the number of directors whose terms expire at the annual meeting, and there is no announcement by the Company naming all of the nominees for the additional directors to be elected or specifying the size of the increased Board before the close of business on the 100th day (amended from the 90th day) prior to the anniversary date of the immediately preceding annual meeting of stockholders, then stockholder proposals for director nominees must be received by the Company no later than 10 days following the day on which public announcement of the annual meeting is first made by the Company.

•

To require additional information about the ownership interests of a proposing stockholder and certain related persons in shares of our capital stock and derivative instruments relating to such stock, as well as certain agreements any such person may be a party to with respect to the ownership and voting rights associated with our capital stock, or with respect to performance fees relating to our capital stock or derivative instruments relating to such stock. And,

•

To require additional information about nominees proposed by a stockholder for election to our Board, and require such nominees to complete a questionnaire to provide additional information to the Company and to provide certain written representations and agreements as required under the amended By-Laws.

This summary of the By-laws is qualified in its entirety by reference to the full text of the By-Laws, which are filed as Exhibit 3(ii) to this Quarterly Report on Form 10-Q.

As a result of the amendments described above, the deadlines for submissions of notice of nominations for director election and for certain stockholder proposals for the Company’s 2009 annual meeting of stockholders have changed. The revised deadlines are as follows:

•

Any stockholder who intends to nominate a candidate for election to our Board or present a proposal (other than a proposal submitted for inclusion in the Company’s proxy materials pursuant to Rule 14a-8) at the 2009 annual meeting of stockholders must deliver a notice of the proposal or nominee to the Company’s Secretary not earlier than January 2, 2009, and not later than February 1, 2009; provided, however, that if the annual meeting of stockholders is called for a date that is not within 30 days before or 60 days after May 2, 2009, notice by the stockholder to be timely must be so received not earlier than the opening of business on the 120th day before the meeting and not later than the 90th day before the meeting or, if the first public announcement of the date of such meeting is less than 100 days prior to the annual meeting, the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. Such notices must comply with the applicable requirements of the Second Amended and Restated By-Laws, as amended on November 5, 2008, which are filed as Exhibit 3(ii) to this Quarterly Report on Form 10-Q.

As provided in the Company’s proxy statement for the 2008 annual meeting of stockholders, if a stockholder wishes to submit a proposal for inclusion in the Company’s proxy materials for the 2009 annual meeting of the stockholders pursuant to Rule 14a-8, the proposal must be delivered to the Company’s Secretary on or before November 20, 2008. Such a proposal must comply with the applicable requirements of Rule 14a-8.

Stock Repurchase

Our Board of Directors has approved a 2009 share repurchase program for up to $200 million, planned to commence during the first quarter of 2009. For future years, commencement of the program at the beginning of the year will allow the Company to fully align its annual budgeting and capital allocation process, including capital expenditures, dividends and share repurchases. Implementation of the 2009 share repurchase program, and the extent of respective purchases under the program, are subject to regulatory compliance and will be at management’s discretion given prevailing market conditions and cost considerations.

Amendment and Restatement of Donald B. Schroeder’s Employment Agreement

On November 5, 2008, upon the recommendation of the Human Resource and Compensation Committee, our Board of Directors approved the amended and restated employment agreement by and among The TDL Group Corp. (“TDL”), a subsidiary of the Company and the employer of the Company’s Canadian executives, the Company, and Donald B. Schroeder, the Chief Executive Officer and President of the Company. The Company’s employment agreements provide for certain payments and benefits to the named executive officers, including Mr. Schroeder, in the event of a change in control of the Company. Mr. Schroeder’s original employment agreement was entered into at a time when Mr. Schroeder was an executive vice president of the Company. As a result of Mr. Schroeder assuming the position of President and Chief Executive Officer in early 2008, the Board has determined that it would be appropriate for the Company to amend the employment agreement to give effect to Mr. Schroeder’s new roles and responsibilities. As such, the Board has approved amendments to Mr. Schroeder’s agreement to reflect the same terms as were provided to Mr. House when he was the Company’s President and Chief Executive Officer. Set forth below is a description of the amended terms.

         Upon the occurrence of a change in control, Mr. Schroeder is entitled to continued employment by TDL for a period of three years following the change in control (the “Employment Term”). If, during the Employment Term, TDL terminates Mr. Schroeder “without cause,” or Mr. Schroeder terminates his employment with TDL for “good reason,” both of which are defined in the agreement, then Mr. Schroeder is entitled to the following: (i) accrued base salary, pro-rata bonus, and benefits earned up to the termination date; (ii) severance payments of the greater of (A) three times Mr. Schroeder’s salary for the year in which the termination occurs and target bonus, or (B) three times Mr. Schroeder’s average base salary and target bonus for the year in which termination occurs and the two prior years; (iii) defined contribution and supplemental executive retirement contributions of three times Mr. Schroeder’s estimated contributions for the year in which termination occurs; (iv) continuation of benefits (life insurance, disability, medical, dental, etc.) for three years for Mr. Schroeder following the termination date; and (v) a monthly car allowance for three years for Mr. Schroeder following the termination date. In addition to the foregoing, Mr. Schroeder’s position description was updated to reflect his new responsibilities as the Chief Executive Officer and President of the Company and TDL.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Schroeder’s Employment Agreement, which is filed as Exhibit 10(d) to this Quarterly Report on Form 10-Q.

Amendment and Restatement of David Clanachan’s Employment Agreement and Restricted Stock Unit Award Agreements

Effective December 31, 2008, upon the recommendation of the Human Resource and Compensation Committee, our Board of Directors approved the amended and restated employment agreement by and among TDL, the Company, and David F. Clanachan, the Chief Operations Officer, U.S. and International and named executive officer. The amendments to Mr. Clanachan’s employment (change in control) agreement were made solely for compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and provides that the Section 409A provisions set forth in the agreement shall apply to Mr. Clanachan only if, at such times, and only to the extent as he may be subject to U.S. taxation laws.

In addition to the foregoing, the Company and TDL will enter into amended and restated Restricted Stock Unit Award Agreements (with related Dividend Equivalent Rights) for the 2007 and 2008 restricted stock unit awards with Mr. Clanachan. The amendment and restatement of these award agreements was made solely for compliance with Section 409A.

The foregoing summary is qualified in its entirety by reference to the full text of Mr. Clanachan’s Amended and Restated Employment Agreement and 2007 and 2008 Amended and Restated Restricted Stock Unit Award Agreements, which are filed as Exhibits 10(e), 10(f) and 10(h), respectively, to this Quarterly Report on Form 10-Q.

Termination of Supplemental Executive Retirement Plan

On November 5, 2008, the Board of Directors approved the termination of The TDL Group Corp. Amended and Restated Supplemental Retirement Plan (the “SERP”). The termination of the SERP will take effect as of December 31, 2008, provided that the liquidation of the assets in the SERP and the distribution of such assets to participants will be completed after December 31, 2008 by such means and methods and in accordance with such timelines as management shall consider appropriate.

A copy of the SERP is attached as Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on October 26, 2006 and the foregoing summary is qualified in its entirety by reference to the full text of the Termination Agreement for the SERP, which is filed as Exhibit 10(c) to this Quarterly Report on Form 10-Q.

Approval of Personal Supplemental Executive Retirement Savings Plan

On November 5, 2008, the Board of Directors approved The Personal Supplemental Executive Retirement Savings Plan (the “Savings Plan”) which becomes effective January 1, 2009. The purpose of the Savings Plan is to provide executive officers and certain other employees and officers of the Company’s Canadian subsidiaries (collectively, the “participants”) with additional compensation, which the participants will direct to be held and invested in accordance with the terms of the Savings Plan. Only individuals who are below 69 years of age are eligible to receive additional compensation under the Savings Plan.

Participants who have more than three years of service with the Company are considered vested participants. As mentioned above, vested participants are entitled to receive additional compensation from the Company under the Savings Plan, which they will direct the Company to pay to (i) a vested account or (ii) a tax free savings account that is considered a “qualifying arrangement” for purposes of subsection 146.2(1) of the Income Tax Act (Canada). The vested accounts and tax free savings accounts will be administered by a third party financial institution, and the amounts held in such accounts will be invested in permitted investments at the direction of the respective participant. The administrator and participants will agree to pay or transfer amounts out of the vested and/or tax free savings accounts upon the occurrence of specified events, including termination, disability or death of a participant, or in certain other circumstances.

The annual payments to vested participants are based on a percentage of the vested participant’s base salary and the cash incentive received by the vested participant for the current year (collectively, “Earnings”). Vested participants who were entitled to contributions equal to 22% of Earnings under the SERP will be entitled to a payment under the Savings Plan equal to 18% of Earnings in 2009 and 15% of Earnings in 2010, less the contributions made by the employer in respect of the vested participant under its defined contribution pension plan (the “Pension Plan Contribution”) in the respective years. Vested participants whose contribution rates under the SERP in 2008 were less than 12% of Earnings will be entitled to a payment under the Savings Plan of 10% of Earnings in 2009, less the Pension Plan Contribution. In all other cases, the annual payment will be equal to 12% of the vested participant’s Earnings in respect of that year, less the Pension Plan Contribution. All annual payments made to participants under the Savings Plan will be subject to applicable tax withholdings. These payments represent a reduction in the maximum benefit from contributions under the SERP.

         Participants with less than three years of service with the Company will be considered non-vested participants. The Company will not make an annual payment to non-vested participants, but will declare an annual bonus of an approximately equivalent amount to each non-vested participant. These bonuses will be paid in cash (after applicable withholdings) to the participants’ vested accounts and/or tax free savings accounts upon vesting, which occurs once a participant has completed three years of service, or upon a change of control. A non-vested participant is also entitled to receive the bonus amounts, less applicable withholdings, if he or she is terminated after the age of 65, becomes disabled, is terminated in advance of a change of control of the Company or dies, or in certain other circumstances. Otherwise, the bonuses will be forfeited on a non-vested participant’s termination of employment.

The foregoing summary is qualified in its entirety by reference to the full text of the Savings Plan, which is filed as Exhibit 10(b) to this Quarterly Report on Form 10-Q.

Executive Annual Performance Plan

On November 5, 2008, the Board of Directors approved amendments to the Company’s Executive Annual Retirement Plan (“EAPP”) to change the retirement age from 55 years to 60 years, with 10 years of service with the Company to align the EAPP retirement age with the Company’s other plans and programs. Employees who were retirement eligible under the EAPP prior to the recent amendment (i.e., who were between 55 years and 60 years with 10 years of continuous service) will be grandfathered and, as such, will continue to be considered as having met the retirement age under the EAPP following the amendments.

The foregoing summary is qualified in its entirety by reference to the full text of the EAPP, which is filed as Exhibit 10(a) to this Quarterly Report on Form 10-Q.

Other Information relative to the U.S. Business

Subsequent to the third quarter ended September 28, 2008, we announced our intention to rationalize some underperforming Company-operated restaurants in southern New England between the end of 2008 and early next year. The details of the rationalization plan are being finalized, and it is expected to result in an asset impairment charge for the affected restaurants. This rationalization is expected to affect less than half of our 30 Company-operated restaurants in the U.S. Management will also undertake a further impairment analysis related to the affected operating markets. The plan to close underperforming restaurants is consistent with management’s efforts to improve profitability of the U.S. segment. We expect rationalization of underperforming restaurants will ultimately contribute to improved profitability, and improve sales performance at our remaining restaurants nearby. While the rationalization of underperforming restaurants will contribute to future earnings, the 2008 operating income target did not contemplate an impairment charge that will likely occur in the fourth quarter.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 49.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: November 7, 2008	/s/ Cynthia J. Devine
Cynthia J. Devine
Chief Financial Officer and Principal Accounting Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3(ii)	Second Amended and Restated By-Laws of Tim Hortons Inc., Most Recently Amended on November 5, 2008

10(a)	Executive Annual Performance Plan, As Amended and Restated on November 5, 2008

10(b)	Personal Supplemental Executive Retirement Savings Plan, Effective January 1, 2009

10(c)	Amendment and Termination of The TDL Group Corp. Amended and Restated Supplementary Retirement Plan, effective December 31, 2008

10(d)	Amended and Restated Employment Agreement with Donald B. Schroeder, Restated November 5, 2008

10(e)	Amended and Restated Employment Agreement with David F. Clanachan (Compliance with Section 409A of the Internal Revenue Code), effective December 31, 2008

10(f)	Form of 2007 Amended and Restated Restricted Stock Unit Award Agreement (Canadian Version) of David Clanachan and Stephen Johnston (Compliance with Section 409A of the Internal Revenue Code)

10(g)	Form of 2007 Amended and Restated Restricted Stock Unit Award Agreement (U.S. Version) (Compliance with Section 409A of the Internal Revenue Code)

10(h)	2008 Amended and Restated Restricted Stock Unit Award Agreement of David Clanachan (Compliance with Section 409A of the Internal Revenue Code)

10(i)	Form of 2008 Amended and Restated Restricted Stock Unit Award Agreement for U.S. Employees and U.S. Taxpayers (including Stephen Johnston) (Compliance with Section 409A of the Internal Revenue Code)

10(j)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian) of John Lederer and Wayne Sales (Compliance with Section 409A of the Internal Revenue Code)

10(k)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S. Version) (Compliance with Section 409A of the Internal Revenue Service)

10(l)	Information regarding Quantitative and Qualitative Disclosures About Market Risk on pages 75 to 77 of Tim Hortons Inc.’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2008 (file no. 001-32843)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995