Form 10-K
period 2008-12-28
Tim Hortons Inc.
filed 2009-02-26
CIK 1345111

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the price at which such stock was last sold, as of June 27, 2008, was Cdn$5,242,106,039 (US$5,187,933,396).

Number of shares of common stock outstanding as of February 20, 2009: 181,548,776

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2009 Proxy Statement, which will be filed no later than 120 days after December 28, 2008, are incorporated by reference into Part III hereof.

Exhibit index on pages 150-153.

TIM HORTONS INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

The Company

We are the fourth largest publicly-traded quick service restaurant chain in North America based on market capitalization, and the largest in Canada. We appeal to a broad range of consumer tastes, with a menu that includes premium coffee, flavoured cappuccinos, specialty teas, home-style soups, fresh sandwiches and fresh baked goods, including our trademark donuts.

The first Tim Hortons® opened in May, 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Ron Joyce, then the operator of three Tim Hortons restaurants, became partners with Tim Horton and together they opened 37 restaurants over the next seven years. After Tim Horton’s death in 1974, Mr. Joyce continued to expand the chain, becoming its sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s International, Inc. (“Wendy’s”) entered into a partnership to develop real estate and combination restaurant sites containing Wendy’s® and Tim Hortons restaurants under the same roof. In 1995, Wendy’s purchased Mr. Joyce’s interest in the Tim Hortons system and incorporated the company now known as Tim Hortons Inc., a Delaware corporation, as a wholly owned subsidiary.

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

We commenced a review, in the fourth quarter of 2008, with the support of external advisors, to assess various opportunities related to our corporate structure. This review is focused on strategic, operational, and tax efficiencies and benefits and also addresses changes to the Canada-United States Income Tax Convention, ratified in December of 2008 which, if not addressed, could negatively affect our effective tax rate. This review was undertaken as a result of the expiry of time constraints under U.S. tax rules and the tax sharing agreement we entered into at the time of our IPO that limited our ability to engage in certain acquisitions, reorganizations and other transactions that could have affected the tax-free nature of the spin-off from Wendy’s. Now that the time constraints have expired, we believe that opportunities may exist for us to achieve significant financial and other benefits from reorganizing our corporate structure, including potentially converting our parent company from a U.S. to a Canadian corporation. Based on the evaluations that we have conducted thus far, and which are ongoing, we believe that such an event would be in the best interest of our shareholders, driving long-term value by bringing our effective tax rates closer to Canadian statutory rates. We would also expect to incur certain charges for discrete tax items, the majority of which would be non-cash, and transactional costs in the year of implementation. If we were to implement such a transaction in 2009, the impact of the charges and costs would result in our 2009 targeted tax rate exceeding the identified range (see Item 7 “2009 Targets and Outlook” below) and, potentially, could cause our targeted operating income to fall below the expected range. Benefits of this transaction would be expected to occur in 2010 and future years, including, as stated above, an anticipated decline in our effective tax rate. There can be no assurance that we will be able to complete a reorganization of our Company or any other transaction for that matter or that the expected benefits will ultimately be realized, given the various assessments, conditions, and approvals that remain outstanding. Additional information regarding any such proposed transactions, including the potential benefits, associated costs, risks and uncertainties, will be provided if and when available. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview”.

References to “we,” “our,” “us” or the “Company,” refer to Tim Hortons Inc. and its subsidiaries.

All dollar amounts referenced in this Form 10-K are in Canadian dollars, unless otherwise expressly stated.

Business Model Overview and 2009 Objectives

Our business model and objectives for 2009 include the following:

•	Continuing our focus on increasing same-store sales through, among other things:

•	product innovation, such as the launch of specialty coffee in British Columbia, Canada;

•	operational initiatives, including improved speed of service, particularly in our drive-thrus, as well as enhancement of our customers’ overall dining experience inside our restaurants; and,

•

effective marketing and other promotional activities that leverage the strength of our brand in Canada and the attractive price/value relationship of our product offerings, such as “combo” offerings and pricing that reflect the current macro-economic conditions.

•	Continuing to build on the critical elements of our business model by:

•	maintaining positive relationships with our independent franchisees, often husband and wife teams, who have a significant stake in the success of the restaurants they operate;

•	maintaining a controlling interest in the real estate occupied by our restaurants; and,

•

leveraging our existing, and exploring additional, vertical integration opportunities, including through our development, in 2009, of a coffee roasting plant in Hamilton, Ontario; this new plant will allow us to have greater control of the quality of our coffee from “bean to cup” as well as more effectively protect our proprietary blend with both green bean blending and roasting capabilities.

•

Continuing to expand the number of restaurants in Canada by focusing on growth markets in Western Canada, Quebec, and major metropolitan areas, while adapting restaurant size to the needs of our customers and franchisees, and examining complementary non-standard development and strategic alliances for new store development, as well as alternate channels of product delivery.

•

Continuing our core U.S. restaurant growth strategy through the development of full-serve, standard restaurants, while also adjusting certain aspects of the overall development of our U.S. business, as follows:

•

targeting our substantial regional markets, such as New York, Ohio, and Michigan, for growth of standard restaurant locations and adjusting certain elements of our standard restaurant development, including reducing the size of our restaurants, which will better match the needs of our customers with the store design while also creating efficiencies for our franchisees and us;

•

pursuing strategic alliances, developing non-traditional business models and locations, and identifying additional product delivery channels to complement our standalone restaurant development to further grow our brand by leveraging our “we fit anywhere” concept; this development may include entry into new or adjacent markets for us; and,

•	seeking to achieve break-even segment operating income performance for the U.S. business on a full-year basis for 2009.

Operations

Our primary business model is to identify potential restaurant locations, develop restaurants on suitable sites, and make these new restaurants available to approved franchisees. As of December 28, 2008, franchisees, including operators, operated 99.0% of our systemwide restaurants. We directly own and operate (without franchisees) only a small number of restaurants in Canada and the United States. We also have warehouse and distribution operations that supply paper and dry goods to our Canadian restaurants, and supply frozen baked goods and some refrigerated products to most of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. Our operations also include a coffee roasting plant, a joint-venture bakery, and a fondant and fills manufacturing facility. In 2009, we will be constructing a new coffee roasting facility in Hamilton, Ontario. These vertically integrated manufacturing and distribution capabilities provide important benefits to our store owners and systemwide restaurants, while allowing us to: improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products, thereby driving benefits and efficiencies for our franchisees; provide economies of scale and labour efficiencies; and, generate additional sources of income.

This business model has resulted in several distinct sources of revenue, consisting of warehouse sales, franchisee royalties and fees, rental revenue, equity income (which is included in operating income), manufacturing income, and, to a lesser extent, revenues from Company-operated restaurants. Franchisee royalties are typically paid weekly based on a percentage of gross sales. Rental income results from our controlling interest (i.e., lease or ownership) in the real estate for approximately 80% of franchised restaurants, generating base rent and, for most sites, percentage rent, which results in higher rental income as same-store sales increase. As we open new restaurants and make them available to franchisees, our operating income base expands. In addition, our product distribution and warehouse operations have generated consistent positive operating income.

Our segments for financial reporting purposes are Canada and the U.S. Financial information about these segments is set forth in Items 6 and 7 of this Form 10-K. In addition, reference should be made to the Consolidated Financial Statements and Supplementary Data in Item 8 for further information regarding revenues, segment operating profit and loss, total assets attributable to our segments, and for financial information attributable to certain geographic areas.

Restaurant format, location, and development. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,400 to 3,090 square feet, with a dining room and drive-thru window. We have begun to focus on building smaller stores that require less capital in both Canada and the U.S., where appropriate. We also have non-standard restaurants designed to “fit anywhere,” including those in offices, hospitals, colleges, airports, gas convenience locations, grocery stores, and drive-thru only units on smaller sites. Our full-serve non-standard units typically average between 150 to 1,000 square feet. As of December 28, 2008, we also had 153 “combination restaurants” in Canada and the U.S., which offer products from both Tim Hortons and Wendy’s restaurants under the same roof. See below for additional detail regarding our combination restaurants.

Our non-standard development growth has also included self-serve kiosks. These kiosks typically have single-serve hot and cold beverage offerings and a limited selection of donuts, muffins, Danishes, and pastries. We have two formats for our self-serve kiosks. In Canada, these kiosks are predominantly our self-pour brewed coffee model and are located mainly in Esso® convenience locations, as a result of our relationship with Imperial Oil®. In the U.S., our self-serve kiosks are predominantly our “bean to cup” model, which creates a freshly ground cup of coffee from “bean to cup” and represents a model we have rolled out in Ireland and the United Kingdom at licensed gas and convenience locations; see “International Operations,” below.

Our financial arrangements for self-serve locations vary and may not be consistent with arrangements for other non-standard restaurants. In addition, self-serve kiosks will not typically generate revenues at the same level as do other non-standard restaurants with staff, larger locations, and more expansive beverage and food product offerings. Average unit volumes at non-standard locations (not including self-serve kiosks) are highly variable, depending upon the location, size of the site, product offerings, and hours of operation. For our self-serve kiosks, it is too early in the development stage of this model to provide details regarding weekly volumes.

Notwithstanding lower average unit volumes than our standard and most non-standard locations, our self-serve kiosks allow for market penetration of our brand, including in areas where we may not be as well known, and provide an additional model for unit growth and development.

In Canada, the greatest concentration of Tim Hortons restaurants is in the provinces of Ontario, Quebec, British Columbia, Alberta, and Nova Scotia. The 2,917 restaurants across Canada include 801 non-standard restaurants (including self-serve kiosks), with approximately 15% of non-standard restaurants in educational settings, 10% in health-care locations, 10% in retail, 8% in offices, and 57% in gas and convenience and other travel-oriented locations. We have a significant and long-standing partnership with Imperial Oil, mentioned above with respect to kiosk locations, with more than 330 self-serve and full-serve locations. Of the 330 locations, 240 are full-serve Esso convenience locations, comprising approximately 41% of total non-standard restaurants in Canada. As of December 28, 2008, the number of Tim Hortons restaurants across Canada, both standard and non-standard locations, which for this purpose includes self-serve kiosks, totaled 2,917. Standard restaurants constitute 72.5% of this total. Also as of December 28, 2008, our franchisees operated substantially all of our Canadian restaurants. See Item 2 for a description of the number of restaurants by province/territory in Canada owned by the Company and owned or operated by our franchisees, respectively. Our total restaurant development target in Canada for 2009 is 120 to 140 restaurants, primarily through standard restaurant locations, but also with additional non-traditional development as well.

In the U.S., we have a regional presence with 520 restaurants in 11 states, concentrated in the Northeast in New York, Connecticut, Rhode Island, and Maine, and in the Midwest in Michigan and Ohio. We own, rather than lease, the land underlying a higher percentage of system restaurants in the U.S. than in Canada (for this purpose, not including self-serve kiosks). As we have further developed our presence in the U.S., we have transitioned substantially all of our restaurants to franchisees. As of December 28, 2008, franchisees, including operators (See “Franchise and Other Arrangements—Other Arrangements” below for a description of “operators”), operated 501, or 96.3%, of the restaurants in the U.S. See Item 2 for a description of the number of restaurants by state in the U.S. owned by the Company and owned or operated by its franchisees, respectively.

Our entry into the U.S. had initially focused on standard restaurants, and we were more likely to open non-traditional restaurants in markets only after we had established a large scale presence with standard restaurants. More recently, however, we have begun to look at alternative business models, such as the self-serve concept, described above, as a means of building brand awareness in the U.S. in addition to standard restaurants. For example, in the fourth quarter of 2008, we opened approximately 80 sites (consisting primarily of self-serve kiosks) in Tops Friendly Market stores in western and central New York and northern Pennsylvania. Non-standard locations and non-traditional business models will continue to be an important part of our U.S. development efforts in 2009 as we focus on non-traditional locations to present additional opportunities for unit restaurant growth with less capital required. We are also looking at other strategic alliances and alternatives in the U.S., including but not limited to co-branding, as a means to grow sales, build the brand, and improve profitability. Our core strategy for restaurant growth in our U.S. markets continues to be the development of full-serve, standard restaurants, for which we are targeting 30 to 40 in 2009 (63 in 2008). Our standard restaurant development will be focused on our more developed markets, such as New York, Ohio and Michigan. Non-traditional development (including through strategic alliances), as mentioned above, will complement our traditional restaurant development in 2009 and may result in our expansion into adjacent or new markets.

In the fourth quarter of 2008, we announced that we would close up to 15 underperforming stores in southern New England between the end of 2008 or at the beginning of 2009. A total of 11 underperforming restaurants were closed in southern New England, 10 of which were Company-operated locations. In conjunction with our decision to close certain underperforming restaurants, we undertook an asset impairment review in the affected markets. As a result of these activities, $7.6 million in restaurant closure costs and a related asset impairment charge of $13.7 million were recorded in the fourth quarter, for a total of $21.3 million. The closure of such underperforming restaurants is consistent with our objective to work to achieve break-even operating income performance for 2009.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Costs and Expenses—Asset Impairment and Related Closure Costs” and “—Executive Overview,” as well as Note 4 to the Consolidated Financial Statements for further details regarding the restaurant closures, impairment charges, and related information. Our 2008 operating income target did not contemplate this impairment and restaurant closure charge, or the management restructure charge that occurred in the second quarter of 2008.

We oversee and direct all aspects of restaurant development for system restaurants, from an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure, to considerations of the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, franchisee identification, and physical land development and restaurant construction costs. We typically retain a controlling interest in the real estate for system restaurants by either owning the land and building, leasing the land and owning the building, or leasing both the land and building. While we have a standard, and highly recognizable, standalone restaurant design, we may vary the design to fit into local architecture and municipal requirements. Ultimately, we control the design and building of our restaurants to cater to the market and the neighbourhood in which the restaurants are located. From start to finish, the development process usually takes between 12 to 18 months for each individual standard restaurant location. Development of non-traditional sites and self-serve kiosks typically requires much less time. Over 2009, we will adjust certain factors in our standard restaurant development in both Canada and the U.S., including reducing the size of our restaurants, which will better match the needs of our customers with the store design while also creating efficiencies for our franchisees and us.

The importance of franchisees and their employees; Franchisee financing. Finding exceptional franchisee candidates is critical to the system’s successful growth and development, and we have implemented a comprehensive franchisee screening and recruitment process that employs multi-level interviews with our senior operations management and requires candidates to work two to three different shifts in an existing franchisee’s restaurant. Each new franchisee participates in a mandatory eight-week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with our standards. Management-level employees of franchisees have the opportunity to become certified at our training centre after completion of an eight-week training program. We also provide ongoing training and education to franchisees and their staff after completion of the initial training programs. To further assist franchisees, we have standardized our restaurant management software with an application service provider to give our restaurants the ability to manage their day-to-day management functions, staff scheduling, inventory control, and daily cash accounting. In response to the challenging economic circumstances, we have targeted increased focus on operational and cost-cutting initiatives to aid our franchisees in driving efficiencies for their respective businesses.

Despite the current economic and credit conditions, our franchisees continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions. If such financing were to become unavailable, we believe we could support our franchisees with financing as may be needed to continue our growth objectives.

Menu items and new product innovation. Each Tim Hortons restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to customers throughout the day. While the largest portion of systemwide sales is generated in the morning, we generate sales throughout the day with no two-hour period accounting for more than 20% of our average daily sales. Approximately 71% of Tim Hortons restaurants are open 24 hours. Our average check size in both Canada and the U.S. is approximately $2.75 to $3.50 (includes both standard and non-standard locations).

The Tim Hortons menu consists of products such as our premium blend coffee, flavoured hot and iced cappuccinos, specialty and steeped teas, cold beverages, flavour shots in hot and cold beverages, home-style soups, chili, freshly prepared sandwiches, wraps, yogurt and berries, our successful breakfast sandwich, and freshly baked goods, including donuts, bagels, muffins, cookies, croissants, Danishes, pastries and more. We also offer a variety of breakfast sandwiches in both Canada and the U.S., including the sausage/bacon and egg on a biscuit or bagel. New or enhanced products in 2008 included iced cappuccino supreme beverages, new soup selections, strawberry blossom donut, maple-themed products, gourmet cookies, the breakfast B.E.L.T.™, pumpkin spice donut, breakfast combos with hashbrowns, and iced coffee in the U.S. In late 2008, we also rolled out our specialty coffee program in British Columbia (in late 2008), at all locations in Manitoba, and other locations where we have been testing. New product offerings have historically contributed significantly to same-store sales growth. In addition to food items, Tim Hortons restaurants sell a variety of promotional products on a seasonal basis and also sell home coffee brewers, canned coffee, boxed teas, mugs, teapots, and other products throughout the year. Commencing in late 2007 in Canada and in early 2008 in the U.S., the TimCard® was available for purchase. In October 2008, we launched the TimShop®, an e-commerce platform, which currently serves Canadian residents. See “Credit and Cash Card Arrangements” and “E-Commerce Platform” below for further details regarding the TimCard and TimShop.

Quality controls. Our quality control programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by our franchisees (and the Company for Company-operated restaurants), with assistance from our field management. In addition, because the Tim Hortons brand is so closely linked to the public’s perception of our food quality and safety, we require our franchisees, as well as their managers and operations personnel, to complete the ServSafe® food safety program for our U.S. restaurants and Advanced.fst® for our Canadian restaurants. These programs must be completed with a passing grade and participants must be re-certified every five years. We also conduct site visits and unscheduled food safety audits, and require that all restaurant staff complete a multi-level food safety training module as part of their mandatory training. In addition, we have a comprehensive supplier quality approval process, which requires all suppliers’ products to be pre-approved to our quality standards. Part of this process requires the supplier to pass on-site food safety inspections for the supplier’s manufacturing process and facilities.

Manufacturing. In 2001, a subsidiary of the Company formed a 50-50 joint venture with IAWS Group plc (“IAWS”), a wholly owned subsidiary of Aryzta AG, to commission the construction of the Maidstone Bakeries facility, a 400,000 square foot joint venture par-baking facility located in Brantford, Ontario. This facility manufactures par-baked donuts, Timbits® and selected breads, following traditional Tim Hortons recipes. As of early 2008, these products also included European pastries, including Danishes, croissants, and puff pastry, produced on a newly-developed production line. Those products are flash frozen and delivered to system restaurants, most of which have an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing, allowing the product to be served warm to the customer within a few minutes of baking. The limited space required for the Always Fresh oven allows most non-standard kiosk locations (other than self-serve and certain other kiosk locations) to provide products baked fresh on-site. Our Maidstone Coffee facility located in Rochester, New York and, therefore, part of our U.S. segment for financial reporting purposes, roasts coffee for approximately 47% of our total coffee requirements. We acquired this plant in 2001 as part of our U.S. expansion efforts. In 2009, we will be constructing a new coffee roasting facility in Hamilton, Ontario. Together with the new coffee roasting facility, our coffee roasting plants will have the capacity to produce at least 75% of our total coffee requirements. Our fondant and fills manufacturing facility was acquired in 2003. It produces fondants, fills, and ready-to-use glaze, which is used on a number of the products produced in the Always Fresh baking system.

Distribution. The Company is a distributor to Tim Hortons restaurants. Our distribution operations are provided through five distribution centres owned and operated by us and located in Langley, British Columbia; Calgary, Alberta; Kingston, Ontario; Guelph, Ontario; and Debert, Nova Scotia. The Guelph facility is unique in our distribution system in that it distributes frozen and refrigerated products in addition to dry goods and shelf-stable products. The Guelph facility serves approximately 85% of our Ontario restaurants, which represents approximately 45% of restaurants in Canada. Under the franchise arrangements with our Canadian franchisees, each franchisee is required to purchase substantially all products, such as coffee, sugar, and restaurant supplies, from us. Canadian and U.S. franchisees are also required to purchase par-baked Maidstone Bakeries products from either us or an outside distributor, depending upon the restaurant location. We own or lease a significant number of trucks and trailers that deliver to most of our Canadian restaurants on a regular basis. We use third-party distributors to deliver products to the U.S. restaurants and limited geographic areas of Canada. Third-party distributors also deliver frozen and refrigerated products to system restaurants in Canada not supplied by us.

In the third quarter of 2007, we completed the implementation of distribution of frozen and refrigerated products, in addition to the traditional shelf-stable product distribution, from our newest distribution centre located in Guelph, Ontario. The Guelph facility provides three-channel delivery, which includes dry, refrigerated, and frozen products all on the same truck. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service restaurants efficiently and reliably, while contributing to our profitability. Three-channel delivery furthers these objectives of timely and efficient service for our franchisees, despite lower profitability from frozen and refrigerated distribution. We may consider expansion of our distribution business, including frozen and refrigerated distribution, to allow us to directly supply goods to certain of our franchised restaurants that we do not currently serve, if there are sufficient system benefits to do so.

We also offer canned coffee through various lines of distribution in Canada and the U.S., including grocery stores, and, in late 2008, we expanded our distribution in Canada. See above under “The importance of franchisees and their employees; Franchisee financing.”

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

As of December 28, 2008, there were 102 combination restaurants in the TIMWEN Partnership, all of which were in Canada, and 99 of which were franchised. We also have a small number of combination restaurants that are not held by the TIMWEN Partnership. At December 28, 2008, there were 21 such restaurants in Canada, all of which were franchised, and 30 combination restaurants in the U.S., 29 of which were franchised. For the U.S. combination restaurants, we generally own or lease the land, and typically own the building and lease or sublease, as applicable, a portion of the location to the Tim Hortons franchisee (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). The development of these restaurants has slowed in recent years, and we do not intend to open a significant number of new combination restaurants with Wendy’s in future years.

Credit and Cash Card Arrangements. In 2004, electronic payment systems for credit cards were implemented in the U.S. restaurants. In 2007, we introduced electronic payment systems in Canada to allow for payment by credit card. By the end of December 2008, the electronic payment roll out (including our Timcard, see below) was in place at approximately 2,500 locations in Canada and 500 locations in the U.S.

In late 2007, we introduced our TimCard in Canada, and we introduced the TimCard in the U.S. in early 2008. The TimCard is a reloadable cash card that can be used by customers for purchases at system restaurants. Customers can reload the TimCard online at www.timhortons.com. Our electronic payment systems provide customers with more payment options and are expected to improve speed of service. As of December 28, 2008, “restricted cash and cash equivalents,” representing outstanding customer deposits on our TimCard, totaled $62.3 million ($37.8 million as of December 30, 2007).

E-commerce Platform. In late 2008, we launched the TimShop, an e-commerce platform, which currently serves Canadian residents. Customers have access to order a range of items such as gift baskets, coffee brewers and travel mugs and our full canned beverage line-up of coffee, teas, cappuccinos and hot chocolate at shop.timhortons.com.

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

While we have multiple suppliers for coffee, the available supply and price for high quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high quality coffee beans at acceptable prices. It may be necessary for us to adjust our sources of supply from time-to-time to achieve the desired blend, and we expect that we will continue to be able to do so.

Our food products are sourced from a combination of third party suppliers and our own manufacturing facilities, such as the Maidstone Bakeries joint venture and Maidstone Coffee. The Maidstone Bakeries facility, which is owned and operated by a 50-50 joint venture between one of the Company’s subsidiaries and IAWS, supplies all of the par-baked donuts and Timbits®, and a significant portion of other bread products, to system restaurants. In addition, commencing in 2008, the Maidstone Bakeries facility began supplying our restaurants with European pastries, including Danishes, croissants, and puff pastry.

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

Many Tim Hortons system restaurants purchase coffee that is roasted and blended at our Maidstone Coffee plant, although we have additional third party coffee suppliers. Our fondant and fills manufacturing facility produces fondants and fills and is the sole supplier of ready-to-use glaze which is used on a number of the products produced in the Always Fresh baking system. However, should our facility be unable to supply ready-to-use glaze, it may be replicated by store-level operations. We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. We purchase those raw materials and supplies from multiple suppliers and generally have alternative sources of supply for each.

World markets for some of the commodities that we use in our business (such as coffee, wheat, edible oils and sugar) have experienced high volatility, and in some cases in 2008, record high prices. Commodity costs have now declined from these recent record highs, but they are still currently above historically normal values. In addition, increased volatility and higher prices remain a possibility in 2009. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain degree, if costs were to increase in 2009, we could be forced to raise prices at our restaurants which could negatively affect sales. In addition, we purchase certain products, such as coffee, in U.S. dollars. As the Canadian dollar weakens against the U.S. dollar (and there was a significant weakening in late 2008), these products become more expensive for us and, therefore, our Canadian store owners. As a result, although world prices have declined, the negative impact of foreign exchange has significantly offset the benefit to us of the price reductions. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.” See also our “Risk Factors” in Item 1A.

Franchise and Other Arrangements

Franchisees. Our objective is to have franchisees own substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants for franchisee training and new product testing. We may also continue to own restaurants in the U.S. for a longer period of time in our developing markets. As of December 28, 2008, franchisees owned or operated 99.5% of our Canadian restaurants and 96.3% of our U.S. restaurants.

Our franchisees operate under several types of license agreements, with a typical term for a standard restaurant of ten years plus aggregate renewal period(s) of approximately ten years. In Canada, for franchisees who lease land and/or buildings from the Company, the license agreement typically requires a royalty of 3.0% of weekly gross sales of the restaurant, as defined in the license agreement. A separate sublease requires a monthly rental that is the greater of a base monthly rental payment or a percentage (usually 10.0%) of monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty is typically increased by 1.5%. In the U.S., for franchisees who lease land and/or buildings from the Company, the license agreement typically requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties. Under a separate sublease, franchisees typically pay monthly rental based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement. Under the license agreement, each franchisee is required to make contributions to an advertising fund based on a percentage of restaurant gross sales, further described under “Advertising and Promotions,” below. In 2009, we plan to align our typical rent and royalty arrangements in Canada on a go-forward basis to match the U.S. (i.e., 4.5% royalty and 8.5% rent), which are more representative of our business model and prevailing real estate and royalty arrangements.

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

In Canada, and generally in the U.S., we do not grant an exclusive or protected area or territory to the franchisee. The license is a “location” license only, and we reserve the right to grant additional licenses for Tim Hortons restaurants at any other location. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, vary and are negotiated on a case-by-case basis.

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

We have developed a franchise incentive program for some of our U.S. franchisees that provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. Commencing in 2008, payment for the purchase of those assets is deferred for a period of 104 weeks (in 2007 and prior years, the term was 130 weeks) from the date of opening, and the franchisee has the option to pay the initial franchise fee, including interest thereon, over this period as well. During the initial 104 week period, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the 104 week initial period, the royalty rate and rental rate return to the standard amount referred to above for U.S. restaurants. In addition, payment for the equipment package is due and owing at that time. In addition, at the conclusion of the franchise incentive program, if our franchisees were unable to secure financing for equipment package, we may extend the necessary financing to these franchisees. See Notes 1 and 6 to the Consolidated Financial Statements for additional details regarding the franchise incentive program and related notes receivable.

To supplement the franchise incentive program, we may offer additional relief to franchisees in developing markets in the U.S. where the brand is not yet established and the restaurants are underperforming. The terms of this additional relief vary depending on the circumstances, but may include assistance with costs of supplies; certain operating expenses, including rent and royalties; and, in certain markets, labour and other costs. These “support costs” decrease the Company’s rents and royalties revenue. As we franchise more restaurants in the U.S., and as we transition corporate restaurants to franchised locations, our relief costs increase. We anticipate this will continue as we expand our developing markets in the U.S. We also provide limited relief to Canadian franchisees in certain circumstances as well. See Note 1 to the Consolidated Financial Statements for additional detail regarding the franchise incentive program.

Advertising and Promotions

Our marketing is designed to create and extend our brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” We use radio, television, outdoor advertising, and event sponsorship, as well as our highly visible community caring programs, and our TimCard, to reinforce this brand image with our customers. In addition, the LCD video screens at restaurants enhance communications with customers at the point of purchase. Most recently, we created a website at everycup.ca and everycup.com, which invites customers from Canada and the U.S. to share their stories about their experiences with Tim Hortons. There are now more than 2,000 stories and pictures archived to the site since its launch in November 2008.

National Marketing Program. Franchisees fund substantially all of our national marketing programs by making contributions to our Canadian or U.S. advertising funds, which were established to collect and administer funds contributed for advertising efforts. In fiscal 2008, franchisees and Company-operated restaurants in Canada contributed approximately $157.0 million (approximately 3.5% of their sales) to the Canadian advertising fund. Although the franchise or license agreement requires contributions of up to 4% of sales, we have voluntarily reduced the current contribution to 3.5%, but retained the right to increase the contribution. Franchisees and Company-operated restaurants in the U.S. contributed US$14.0 million (approximately 4.0% of their sales) to the U.S. advertising fund. We have made, and from time to time may make at our discretion, additional contributions to the U.S. advertising fund to invest in specific programs in the U.S. to support the growth of our brand in our developing markets. We have national advisory boards of elected franchisees. The mandate for these boards includes responsibility for matters related to the Canadian and U.S. advertising funds, respectively, including promotions, operations, and research and development.

Regional Marketing Programs. Part of the national marketing program contribution (0.025% to 0.5% of sales) is contributed to regional marketing groups (approximately 308 in Canada and 20 in the U.S.). The regional marketing groups sponsor and support locally-targeted marketing programs. We support these regional marketing groups with market strategy and regional plans and programs.

Required franchisee contributions to the advertising funds, and the allocation to local and regional advertising programs, are governed by the respective franchise agreements between the Company and its franchisees. Contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as made by franchised restaurants.

See Note 9 to the Consolidated Financial Statements for further information regarding advertising.

Competition

We compete in the quick service restaurant segment in Canada and the U.S. We face significant competition with a wide variety of restaurants on a national, regional, and local level, including quick service restaurants and fast-casual restaurants focused on specialty coffee, baked goods, and sandwiches, as well as gas and other convenience locations that sell food and beverages. The size and strength of our competitors vary by region, and there are numerous competitors in nearly every market in which we conduct business or expect to enter. We believe competition within the quick service restaurant segment is based on, among other things, product quality, concept, atmosphere, customer service, convenience and price. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing, general brand acceptance, and new product development by us and our competitors are also important factors. The prices charged for menu items may vary from market to market depending on competitive pricing and the local cost structure. Additionally, we compete with quick service restaurants and other specialty restaurants for personnel, suitable restaurant locations, and qualified franchisees.

In Canada, our competitors in the quick service sector include McDonald’s®, Wendy’s®, Yum! Brands (which owns KFC®, Pizza Hut® and Taco Bell®, among others) and Subway®, and in the coffee and baked goods segment, Starbucks® in the U.S. and Canada, and Second Cup®, Country Style®, and Coffee Time® exclusively in Canada. We also compete with multiple regional quick service restaurants, specialty coffee restaurants, deli and other sandwich shops, and gas and other convenience locations.

Competition in both Canada and the U.S. continues to intensify as competitors expand menu offerings, new players enter the coffee market, and quick service restaurants have focused efforts on specialty coffee and other coffee-based beverages and baked goods. Also, our competitors in the coffee and baked goods sector are continuing to expand their food offerings, in particular during the breakfast day part. A number of our competitors have also commenced and/or intensified discounting (heightened by the current economic challenges in North America), “combo” and value pricing practices. This cross-over of brands and menu offerings, and general increased competition on price and other factors, is expected to continue. In 2008, we introduced targeted “combo” food programs at a variety of value points, with the intent to strengthen and build on our price/value position and enhance this message with our consumers in a tangible way.

In Canada, we have the leading market position in the quick service restaurant segment, based on systemwide sales and number of restaurants, with a strong presence in every province. According to industry market studies, our system restaurants represented 42% of the Canadian quick service restaurant sector for the 12 months ended August 2008 and 80% of the coffee/donut/gourmet coffee/tea sector of the Canadian quick service restaurant sector for the same period, in each case based on number of customers served. We believe our presence in key markets and our ability to leverage our scale in advertising will make it possible to maintain and extend our market leadership position in Canada over 2009.

In the U.S., we have developed a regional presence in certain markets in the Northeast and Midwest, but we are still relatively unknown, even in many areas where we have a presence. We currently compete with specialty coffee retailers, baked goods retailers, sandwich shops, gas and other convenience locations, ranging from small local independent operators to well-capitalized national and regional chains, such as McDonald’s, Wendy’s, Starbucks, Subway and Dunkin’ Donuts®. Many of our competitors in the U.S. are significantly larger than us based on total systemwide sales and number of restaurants and, therefore, have much larger marketing budgets and also generate more leverage from their respective marketing spend.

We plan to continue expanding in the U.S., including potentially into areas where customers are unfamiliar with our brand. We will likely need to build brand awareness in those markets through advertising and promotional activity. We do not get the same leverage from our television marketing activities in the U.S. because our restaurants are spread across numerous distinct markets that require local purchases for television advertising, as opposed to leveraging local or regional advertising across larger marketing areas that are more highly penetrated with our restaurants. Many of the U.S. markets into which we may expand have competitive conditions, consumer tastes and discretionary spending patterns that may differ from our existing Canadian markets. We may need to adapt our brand and our restaurants to those markets. In addition, our position as a new entrant in certain U.S. regional markets makes us more vulnerable to competitive promotional activity from other more established brands in those markets as well as increased competition for restaurant locations, customers, and franchisees. As mentioned above, in response to the economic situation in the U.S., our competitors engaged in heightened discounting activity during 2008.

Trademarks and Service Marks

We have registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. We have also registered various internet domain names, including www.timhortons.com, www.rolluptherimtowin.com, www.timcard.ca, shop.timhortons.com, everycup.ca and everycup.com. Some of our most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons and Always Fresh Oval Background Design;

•	Roll Up The Rim To Win®;

•	Timbits; and

•	TimCard.

We believe our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant system. We generally intend to renew trademarks and service marks that are scheduled to expire and to otherwise protect and vigorously defend and enforce our rights to this intellectual property. See also our “Risk Factors” in Item 1A.

Corporate Responsibility

Tim Hortons believes we have an important responsibility to contribute to the success of the communities in which we conduct business. To fulfill our obligations, we have a wide range of initiatives in place focused on individuals, communities, and the environment.

Community Investment

We and our franchisees support several community outreach projects and programs by dedicating time and resources to the betterment of the community.

The Tim Horton Children’s Foundation. One of our most notable community outreach projects is the Tim Horton Children’s Foundation, an independent non-profit charitable organization established in Canada in 1974 that provides a professionally operated, fun-filled camp environment for children from economically disadvantaged homes. A similar organization was formed in the U.S. in 2001. Every year, local children are selected by franchisees from communities in which Tim Hortons restaurants operate to attend a ten-day camping experience in the summer, or a one-week experience in the winter, at one of the Foundation’s six camps. The Foundation also provides shorter-duration residential camps in the fall, winter and spring for groups of economically disadvantaged children from selected schools and youth-serving agencies in communities where Tim Hortons stores are located. Selected former campers have an additional opportunity to participate in a youth leadership program, which utilizes the Foundation camp facilities and extended wilderness canoe trip experiences to foster lifelong leadership skills. Graduates of this program are eligible for a bursary for college or university studies. In 2008, over 13,000 economically disadvantaged children from Canada and the U.S. attended these camps. The camps also serve a purpose as a community resource, and are utilized on a cost-recovery basis by a variety of groups of all ages at various periods throughout the year. The board of the Tim Horton Children’s Foundation has approved the establishment of a seventh camp in 2011 in Manitoba and an eighth camp in 2013 in British Columbia.

Timbits Minor Sports Program. Regional Tim Hortons restaurant groups (308 across Canada and 20 in the U.S.) participate in a variety of regional programs that benefit their community at a local level. One highly successful example of this regional approach is the Timbits Minor Sports Program, which provides annual support to sports teams for over 225,000 children, ages four through eight, participating in hockey, ringette, soccer, football, baseball, lacrosse, and curling. In addition, we also invest in communities in which we operate through other community initiatives which promote healthy, active lifestyles such as free skating and free swimming programs.

Sustainable Coffee

We participate in sustainable coffee partnership projects in various locations in Central and South America to make a meaningful contribution in the fight against poverty among the people who provide one of our most important products, and to play a role in providing for the future supply of quality green coffee grown in an environmentally responsible manner. Under the program, small coffee producers receive technical support and training to help them increase the amount and quality of coffee they produce and help them get their coffee to market at the best time and at the best price, while emphasizing the need to respect and protect the environment. Our focus for the coffee producers and their families is on technical coffee programs for strengthening their competitive position and supporting their earning capacity. We also emphasize youth education, and place a more general focus on improving living conditions in coffee-producing communities. Our focus with respect to the environmental protection and responsibility is on, among other things, reforestation, reduction of water use in processing, soil conservation, and optimization in fertilizer use.

We launched our first sustainable coffee project in Guatemala in 2005 and subsequently added two more sustainable coffee projects in Central and South America in 2006. In November 2008, Tim Hortons entered into a cooperation agreement with The Tri-National Trifinio Commission (“Trifinio Commission”) to participate in the Trifinio Plan. One of the main objectives of the Trifinio Plan is to strengthen social and economic development in the border region of Guatemala, Honduras, and El Salvador through sustainable coffee farming by developing, producing, and marketing high quality coffee in an environmentally responsible, socially equitable, and economically viable manner. We will work closely with the Trifinio Commission and other local organizations during implementation of “Proyecto Trinacional de Cafés Especiales,” or “Protcafes,” which will benefit over 650 families of farmers in the Trifinio region.

Under all of our existing programs, including Protcafes, the number of individuals, including small coffee producers and their families, who have benefited from technical support and training from our projects now totals approximately 12,000 individuals. As of the end of 2008, the average incremental value realized by coffee producers who have participated in our projects for their coffee crops have increased by approximately 25%. In addition, approximately 1,000 students have benefited to date from a coffee laboratory, including biology, chemistry and physics labs, that we built in Santa Maria, Colombia in 2005. We also sponsor a “project of life” program in Brazil which provides interested students with access to a social worker who provides guidance regarding planning for the future. Finally, approximately 24,000 individuals have benefited from a health clinic program that we sponsored in Guatemala.

Environmental Impact

Tim Hortons recognizes that our operations have an effect on the environment and also that our future performance is subject to significant changes in the environment such as climate change. To help us mitigate our impact on the environment, activities across our operations are focused on carbon emissions, waste reduction and diversion, packaging reduction, recycling, and energy, gas and water consumption. In various municipalities where such facilities and programs exist in Canada, we encourage and have commenced programs to enable our customers to recycle bottles, cans, coffee cups and other paper-based packaging by placing recycling bins inside our stores, at our drive-thrus, and at our store entrances and, where available, to compost their food waste. We also collect and recycle cardboard in most locations across Canada and pallet plastic wrap in some locations. We serve our products on chinaware and provide metal utensils for use to our in-store customers and offer a ten cent discount on all travel mug hot beverage refills in Canada. In one of our test markets, we are currently diverting all of our coffee grind organics produced at approximately 30 of our restaurants from landfill sites to be reprocessed into firelogs or compost. In addition, we continue to work with waste management professionals and municipalities to find more markets and solutions for our packaging and organics so that we can maximize our waste diversion rates. See also “Environmental Matters,” below, where we describe certain of our recycling and other environmental initiatives.

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

Working Capital Practices and TimCard Obligation

With the introduction of the TimCard and the corresponding phase-out of gift certificates, we have seen significant changes to our working capital. Funds held on account for TimCard purchases are reflected as “restricted cash and cash equivalents” on our Consolidated Balance Sheet. The corresponding liability for delivery of products upon redemption of the TimCard is included in “Accrued liabilities, Other” on our Consolidated Balance Sheet. Information about the TimCard’s impact on our Consolidated Financial Statements, and the Company’s working capital in general, is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and the Consolidated Balance Sheet and Consolidated Statement of Cash Flows in Part II, Item 8.

International Operations

In 2008, we continued the roll-out of self-serve kiosks in the Republic of Ireland and Northern Ireland through offerings at gas and other convenience locations, primarily under the Tim Hortons brand but also under other brands owned by Tim Hortons. These kiosks offer our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. We also introduced a similar concept at gas and other convenience locations in the United Kingdom, where we have 46 such units. In addition, we have begun to experiment with larger footprints and drive-thrus at certain of these sites. As such, we currently have four full-serve locations with similar product offerings as are available at the self-serve locations, although there are certain expanded beverage offerings available as well. One of the full-serve locations has a drive-thru and others may be added to self- and full-serve locations, where appropriate. As of December 28, 2008, there were a total of 247 units in Ireland (Republic of Ireland and Northern Ireland), 243 of which were self-serve and four of which were full-serve, licensed as Tim Hortons restaurants. As of December 28, 2008, we have continued our temporary location in Kandahar, Afghanistan. This is a full-serve location.

Also in 2008, we expanded our test of additional lines of distribution for our baked goods and coffee offerings in certain international locations, including grocery stores and other convenience locations. These arrangements consist of various formats and methods of distribution.

See Item 2 “Properties” for a listing of our international locations by country. We include the self-serve kiosks and full-serve restaurants as licensed locations under “International Operations,” as described under Item 2 “Properties,” but not in our U.S. or Canadian restaurant counts. We do not include the other distribution outlets, described above, in the table under Item 2 setting forth our international licensed locations.

Although none of our international activities currently makes a significant contribution to our earnings, we believe they provide us with opportunities for the future growth of our business and potential entry into other international markets. Our financial and other business arrangements for international locations (and for international development in general) are likely to differ from our traditional development models. We believe these international activities (and others we may test or undertake in the future), provide us with opportunities to evaluate a variety of new strategies for the development of our brand, which, if successful, may be adapted to existing markets as well as other new markets. In 2009, we will continue to develop our international growth strategy beyond Ireland and the United Kingdom.

Seasonality

Our business is moderately seasonal. Revenues and operating income are generally lower in the first quarter due, in part, to a lower number of new restaurant openings and consumer post-holiday spending patterns. First quarter revenues and operating income may also be affected by severe winter weather conditions, which can limit our customers’ ability to visit our stores and, therefore, reduce sales. Revenues and operating income generally build over the second, third and fourth quarter and are typically higher in the third, and fourth quarters due, in part, to a higher number of restaurant openings having occurred year-to-date, cooler weather potentially increasing sales of such products, such as hot coffee, and in the fourth quarter, sales of holiday packaged coffee and other merchandise. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Employees

Our principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). We have nine other regional offices, including our five distribution centres. Our two manufacturing facilities are located in Rochester, New York and Oakville, Ontario. Our other regional offices (other than our distribution and manufacturing facilities) are located in Lachine, Quebec; Brighton, Michigan; Williamsville, New York; and West Greenwich, Rhode Island. We also have four employees that work on international activities in Ireland and the U.K. We have approximately 1,839 employees in our principal offices, regional offices, distribution centres, and manufacturing facilities.

As at December 28, 2008, the Company operated directly (without franchisees) 15 restaurants in Canada and 19 restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at December 28, 2008 was approximately 298, with another approximately 356 employees working part-time, bringing the total number of our restaurant employees to approximately 654. None of our employees is covered by a collective bargaining agreement. At franchised locations, employees are hired and managed by the franchisees and not the Company.

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

Our restaurants have not been the subject of any material environmental investigations or claims. However, there could be problems of which we are unaware because we have not conducted a comprehensive environmental review of all of our properties or operations. Currently, we conduct environmental due diligence when considering potential new restaurant locations. This due diligence typically includes a Phase I Environmental Site Assessment, which will not necessarily identify all environmental conditions associated with a property. When the Phase I Environmental Site Assessment indicates a potential environmental problem at a particular location, we carry out a Phase II Environmental Site Assessment to specifically test that location for contaminants. We have in the past identified contamination on our sites caused by third-party operations and, after identification, we may give notice to a third party that it is their obligation to address the contamination. The relevant third party may not be willing or able to remediate the contamination, however, and/or we may lack contractual rights to force them to do so. If the relevant third party fails to address the contamination, or fails to address it properly and completely, we may be responsible for remediation as an owner, operator, or occupant of the property.

We are committed to building and maintaining a framework that supports environmental leadership. Together with key stakeholders (i.e., customers, operators, suppliers, governments and stockholders), we are working to develop environmental best practices that can be applied across the chain. We strive to apply such practices in our daily operations and reduce our environmental footprint through resource and energy conservation, transportation efficiencies and waste reduction. Our objective is to develop and implement environmental policies and practices that meet our corporate social responsibility vision of “making a true difference.”

Some areas of ongoing focus are our anti-litter awareness campaigns, recycling, composting, and waste reduction. In 2008, Tim Hortons franchisees sponsored and participated in community clean-up events in more than 175 regions across Canada. We continue to raise anti-litter awareness through digital menu board messaging, advertising, packaging and drive-thru exit signs that read “Please be a good neighbour, don’t litter.”

In 2004, we introduced a recycling program to customers in Nova Scotia. In 2006, we introduced a more comprehensive recycling program in Ontario. Pilot projects are also underway to understand the feasibility of diverting organics (food waste and coffee grinds) from landfills. We are also working to promote the recycling or composting of paper coffee cups in markets where treatment facilities exist. We also strive to reduce waste by offering china mugs, dishes, and cutlery to customers dining in-store, and we offer a ten cent discount to those using a travel mug in our Canadian restaurants. Single-serve beverages to-go are now sold in recyclable containers.

Some municipal governments and environmental advocacy groups have begun to focus on the level of emissions from vehicles idling in drive-thrus. Some municipalities have indicated that they are considering implementing a moratorium on drive-thru development along with a restriction on drive-thru operations during smog-alert days. Anti-idling bylaws, limiting idling to no more than three minutes, are also being considered in various communities, on both public and private lands. If such restrictions are imposed, they could have a substantial negative impact on our business and would limit our ability to develop restaurants with drive-thrus.

In May 2008, we completed a peer-reviewed and science-based research study with experts in the field that examined the air quality and environmental impact associated with drive-thru idling at Tim Hortons locations. The study sought to understand the impact of our activities on the environment, including whether encouraging inside visits that require parking and restarting a vehicle, would be more harmful. Overall, the study indicated no environmental benefit from eliminating drive-thrus. The congestion that occurred in parking lots at Tim Hortons locations without a drive-thru, together with start-up emissions and emissions from vehicles searching for a parking stall, all contributed to produce somewhat higher emission levels per vehicle compared to a Tim Hortons location with a drive-thru. The results of this study were shared freely with municipalities and the public. In numerous instances, the study provided the municipal legislators with sufficient information to preclude proposed drive-thru moratoriums. Additionally, we believe that the introduction of electronic payment may improve speed of service and, therefore, reduce idling times in our drive-thrus. Notwithstanding the foregoing, other municipalities continue to attempt to curtail and ban further drive-thru development based on pedestrian traffic and/or traffic safety issues.

Since 2004, as required under the Waste Diversion Act of Ontario, we have remitted fees to Stewardship Ontario (a government agency) for the purpose of helping fund the municipal blue box program cost (50% industry share of cost). All industry stewards (i.e., businesses that generate packaging with a logo that can be traced back to the respective business) with branded packaging must contribute based on their volume of packaging, whether or not the packaging is collected and recycled in residential blue box programs. In 2008, our fees to Stewardship Ontario increased by 23% over the prior year. Ontario is also considering a 100% industry funded program. A similar program has been introduced in Quebec, also with a 50% industry share of cost. Manitoba will also be introducing a 80% industry-funded program in 2010. Other provinces may follow suit.

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

A number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, and New Brunswick have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. The province of Manitoba is also considering such legislation. Franchising activity in the U.S. is also regulated by the U.S. Federal Trade Commission. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The Province of Manitoba and certain U.S. states, as well as the U.S. Congress, have also considered or are considering legislation of this nature. We have complied with requirements of this type in all applicable jurisdictions. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of the future enactment of additional legislation or modifications of existing legislation.

Governments and consumer advocacy groups are encouraging alternative food processing methods that will result in significant reductions in trans fatty acids (“TFA”), and legislation has recently been enacted in Canada, and has been enacted or is being considered in certain areas of the U.S., that will introduce new nutritional labeling for foods that contain TFA. During 2006, significant progress was made to reduce trans fat in most of our products to at or below acceptable levels in Canada and the U.S.

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

Under the shared services agreement, in 2006, Wendy’s provided us with services relating to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, employee benefits and incentives and other services. Commencing on September 30, 2006, however, the only services Wendy’s provided to us under the shared services agreement were certain information technology services, primarily related to the Company’s general ledger and U.S. fixed asset subledger. We implemented our own systems for these processes in the fourth quarter of 2007, and the shared services agreement effectively terminated on December 3, 2007. There are, however, certain continuing cooperation and indemnification obligations, and limitation of liability covenants, which survived the termination. See Note 3 of the Consolidated Financial Statements for additional detail regarding the expenses incurred by the Company under the shared services agreement with Wendy’s.

Under the tax sharing agreement, for the period during which we were part of the Wendy’s consolidated group, ending September 29, 2006 (the “2006 Tax Year”), we were required to pay to or receive from Wendy’s the amount of U.S. federal, state and local income taxes that we would have been required to pay to or be entitled to receive from the relevant taxing authorities if we independently filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Wendy’s. In addition, to the extent set forth in and in accordance with certain provisions of the tax sharing agreement, Wendy’s controlled most of our U.S. (and may impact our Canadian) tax decisions for years that we were affiliated with Wendy’s, up to and including the 2006 Tax Year. Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Wendy’s or other members of the group failed to make any U.S. federal income tax payments required by law for the 2006 Tax Year and for prior years, we would be liable for the shortfall. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with Wendy’s for federal, foreign, state and local income tax purposes for the 2006 Tax Year and prior years.

Under the terms of the tax sharing agreement, we were entitled to and received a payment from Wendy’s in the fourth quarter of 2007 in connection with Wendy’s use of certain of our tax attributes in the 2006 Tax Year, consistent with the 2006 consolidated income tax return filed by Wendy’s. On November 7, 2007, the Company and Wendy’s entered into Amendment No. 1 to the Tax Sharing Agreement (“Amendment”). In consideration for Wendy’s entering into the Amendment with us and, to a lesser extent, the resolution of a separate tax matter between the parties, we agreed to accept a final negotiated amount of $9.1 (US$9.7) million for the 2006 tax payment. Under the Amendment, certain circumstances that would otherwise necessitate a re-determination of tax liabilities and payments between us and Wendy’s under the tax sharing agreement have been eliminated. The Amendment provides that neither party will be required to make a payment to the other in connection with the use of the other party’s tax attributes, or as a result of other Adjustments (as such term is defined in the tax sharing agreement, as amended), in any year in which we and Wendy’s filed consolidated returns, except in connection with Adjustments to previously-filed returns as a result of audits and/or competent authority or related proceedings, unless the party required to make the payment otherwise consents to the filing of an amended return. See Note 7 to the Consolidated Financial Statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding the actual and anticipated financial impact to the Company in connection with the tax sharing agreement with Wendy’s.

The tax sharing agreement also limited our ability to engage in certain acquisitions, reorganizations, and other transactions that could affect the tax-free nature of the spin-off under Section 355 of the U.S. Internal Revenue Code for a limited period of time which has now expired. In the tax sharing agreement, we agreed that to the extent that any gain or income is recognized by Wendy’s in connection with the failure of the spin-off to be wholly tax free under Section 355 of the U.S. Internal Revenue Code, we would indemnify Wendy’s for any taxes on such gain or income to the extent such failure was primarily attributable to: any inaccurate written representation or warranty by us in connection with any tax ruling required or received from the U.S. Internal Revenue Service or opinion of counsel; any breach by us of applicable covenants in the tax sharing agreement; any failure by us to comply with specified requirements under the U.S. Internal Revenue Code; or any acquisition, or change in ownership of our equity or assets in excess of that permitted under the U.S. Internal Revenue Code. Wendy’s has agreed to reciprocal indemnification of us under similar circumstances relative to Wendy’s actions. If we recognize a taxable gain as a result of the failure of the spin-off to be wholly tax-free under Section 355 and such failure is not primarily attributable to the circumstances described above, then Wendy’s will be responsible for 40% of such tax liability, and we will be responsible for 60% of such tax liability.

The master separation agreement contains provisions related to the Company’s separation from Wendy’s, the IPO, and the spin-off transaction, and many of them are no longer relevant. However, certain provisions survive, including our obligation to indemnify Wendy’s from all losses suffered by Wendy’s arising out of or related to our present or future businesses, operations, or assets; our breach of any separation agreement; certain liabilities arising out of untrue statements, or allegedly untrue statements, contained in disclosures made in connection with our IPO; and other specified matters. See “Our prior ownership by Wendy’s and our agreements with Wendy’s regarding our separation from Wendy’s expose us to potential liabilities” under Risk Factors.

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

Throughout these risk factors, the words “include,” “including” or words of similar effect mean “include, without limitation” or “including, without limitation,” as applicable.

The quick service restaurant segment is highly competitive, and competition could lower our revenues, margins, and market share.

The quick service restaurant segment of the food service industry is intensely competitive. Tim Hortons restaurants compete with international, regional, and local organizations primarily through the quality, variety, and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, price, and new product development. With economic challenges, the price/value proposition is even more critical to consumers. Discounting activities by our major competitors, especially in the U.S. but also in Canada has intensified. In addition, some of our competitors, particularly in the U.S., have substantially greater financial and other resources than we do, including larger marketing budgets and greater leverage due to size from their marketing budgets, which may provide them with a competitive advantage. In addition, Tim Hortons restaurants compete within the food service market and the quick service restaurant segment not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees. If we are unable to maintain our competitive position, we could experience downward pressure on prices, lower demand for products, reduced margins, an inability to take advantage of new business opportunities, the loss of market share, and the inability to attract qualified franchisees.

Our ability to increase same-store sales is affected by a number of economic and other factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our stock price may decline.

Increasing same-store sales is critical to achieving our operating income and other growth targets. Our ability to grow same-store sales is one of the most important factors determining our future success. Our sales and operating results can vary from quarter to quarter and year to year depending upon various factors, many of which are beyond our ability to control. Some of these events and factors could directly and immediately decrease demand for our products, causing our results of operations to decline precipitously. As the ongoing global economic crisis has broadened and intensified, we expect to face significant challenges in fiscal 2009 that could impact our sales results. If we fail to meet our established sales targets or the expectations of securities analysts or investors as a result, our share price may decline.

The significant factors that could affect our ability, by and through our franchisees and independently, to increase or maintain same-store sales, include:

•

decreased consumer discretionary spending and further downward pressure in general economic conditions that could drive down demand for our products and result in fewer transactions at our restaurants, including but not limited to high rates of unemployment, lack of economic growth and rising costs of consumer goods, lower disposable incomes, lower consumer confidence, higher fuel and other costs, and other events or factors that adversely affect consumer spending, including the ongoing global economic crisis and the possibility of a prolonged recession; any resulting decrease in customer traffic or average value per transaction due to the foregoing will negatively impact our financial performance as reduced revenues result in sales de-leveraging which causes downward pressure on margins and lower operating income;

•	our inability to maintain our high standards for food quality and improve the speed of service;

•	deep discounting and other competitive activities in markets where we conduct business;

•

our inability to maintain in Canada, or maintain and/or achieve in the U.S., an appropriate price/value relationship for our products in the minds of consumers; our ability to maintain or achieve the appropriate price/value relationship may be affected by discounting activity of competitors, which can be very aggressive, and our response or failure to respond to such discounting activity;

•	our inability to introduce, or lack of customer acceptance of, new product offerings; or, price increases necessary to cover costs of new products and/or higher input costs;

•	the type, number and location (and changes to the type, number, and location) of competing restaurants);

•

reports, whether or not true, of food-borne illness (such as e-coli, listeria, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella), injuries caused by or claims of food tampering, employee hygiene and cleanliness failures or impropriety at Tim Hortons or other quick service restaurants unrelated to Tim Hortons;

•

increased labour and benefit costs due to competition, increased minimum wage requirements, and/or employee benefits; increased costs due to general inflation, increased energy, fuel, food and other supply costs; and costs of legal and regulatory compliance, which could all result in upward pressure on pricing at the restaurant level, which increased pricing could, in turn, reduce same-store sales if the higher prices result in fewer customers visiting system restaurants;

•	changing demographic patterns and trends, including neighbourhood conditions and traffic patterns, which may cause current restaurant locations to become unattractive or not as profitable;

•

changing consumer preferences and spending patterns or a desire for a more diversified menu, particularly if this results in a decreased desire for coffee and baked goods or a demand for food products not sold by Tim Hortons restaurants;

•	adverse impacts due to changing health or dietary preferences and perceptions, including perceptions of baked goods that contain high levels of fat and sugar as harmful to the health of consumers;

•	additional sales taxes at the federal, provincial, state or local level on products sold by our restaurants;

•

natural disasters and unforeseen catastrophic or widespread events affecting the health and/or welfare of large numbers of people in the markets in which our restaurants are located or otherwise causing a catastrophic loss or interruption in our ability to conduct our business;

•

governmental regulations, including environmental regulations requiring recycling and participation in blue box programs, banning drive-thrus or imposing idling restrictions in drive-thrus, that limit our ability to develop restaurants with drive-thrus in certain locations, as well as local building codes, which may require more expensive building materials or restaurant types; or, negative publicity regarding our environmental business practices or our other corporate social responsibility or sustainability initiatives (see our risk factor “Our business is subject to various environmental laws and regulations, and changes in these laws and regulations, as well as other environmental concerns, may require us to change our business practices and incur additional costs in the future.”)

•	seasonal effects on demand for Tim Hortons products;

•	litigation against Tim Hortons, particularly class action litigation by franchisees that could affect our brand reputation; and

•	global, regional or local political instability or discord, including labour issues, war and terrorism.

Our success depends substantially on the value of the Tim Hortons brand and our Canadian segment performance.

We believe our brand reputation was built and continues to be based, in large part, on our customers’ perceptions of the quality of our products, high standards for service at our restaurants, the attractive price/value relationship of our products, a trust that price increases generally reflect the need to address higher costs facing the Company and our franchisees, and other key factors reflective of the way we and our franchisees operate Tim Hortons restaurants and the manner in which we corporately conduct our business.

Our success is dependent to a large part upon our ability to maintain and enhance the value of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our development efforts in domestic and foreign markets, land use and site and building development for our restaurants (including equipment, environment, and health and safety issues), or the ordinary course of our or our franchisees’ business. Other incidents may arise from events that are or may be beyond our ability to control, such as: actions taken (or not taken) by one or more franchisees relating to health, safety, welfare or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and incidents occurring at or affecting our strategic business partners, affiliates, or corporate social responsibility programs. For example, our self-serve model and co-branding initiatives could affect our brand given our dependence, in these arrangements, on the operational effectiveness and quality standards of third parties. Our brand could also be damaged by falsified claims or the product quality of products from vertically integrated manufacturing facilities. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products. This would likely result in lower sales and, ultimately, lower earnings and profits.

Our financial performance is highly dependent on our Canadian operating segment, which accounted for approximately 92.0% of our consolidated revenues, and all of our profit, in 2008. Any substantial or sustained decline in our Canadian business would materially and adversely affect our financial performance.

For additional information regarding risks to our brand, refer to our risk factors “We may have difficulty expanding in the U.S., where our brand is not known outside of limited regional markets, and where competitive conditions and markets differ from those to which we are accustomed” and “Strategic alliances, in both the U.S. and Canada, could affect our operating results or the value of our brand.”

Our growth strategy may not be successful and may expose us to additional risk; acquisitions and investments may also expose us to additional risks.

We plan to increase the number of Tim Hortons restaurants in Canada and the U.S. through internal growth and potentially through strategic initiatives (such as acquisitions, joint ventures, and alternative business models, such as self-serve kiosks) and increased emphasis (especially in the U.S.) on non-standard restaurant development and other initiatives. However, we may not be able to achieve our growth objectives, new restaurants may not be profitable, and strategic initiatives may not be successful and may expose us to various risks. In addition, we have often found that early in the development of new markets, the opening of new restaurants has a negative effect on the same-store sales of existing restaurants in the market. Historically, this impact has been for a limited duration in most markets until such time as a critical mass of restaurants has been developed in the area to build brand recognition, convenience, and leverage marketing spending, thereby driving more customers to our restaurants; however, there can be no assurance that this strategy will be successful in all of our developing markets. We may also rationalize and close underperforming stores in order to improve overall profitability. Such closures, however, may be accompanied by impairment charges that may have a negative impact on our earnings. We may also deliberately slow the development of new restaurants in some markets, depending on various factors, including the sales growth of existing restaurants in such markets. In addition, in some of our U.S. markets, we have not yet achieved the market presence needed to drive the benefits of penetration (e.g., increased same-store sales) described above. Same-store sales is a milestone we monitor, and, among other things, if sales growth falls below our expectations for a prolonged period of time, if we have significant negative cash flows in a market for several years, or if we close restaurants out of the ordinary course, we may be forced to impair assets in affected markets, which could have a negative effect on our earnings.

If we fail to open as many new restaurants as we plan, if the restaurants we open are less profitable than we anticipate or affect the profitability of existing restaurants in the market, if we are otherwise unable to successfully implement our growth strategy, or if strategic initiatives we implement are not successful or impact our relationship with our franchisees, our revenue and profitability may grow more slowly or even decrease. Also, our progress in opening new restaurants from quarter-to-quarter may occur at an uneven rate, which may result in quarterly sales and profit growth falling short of market expectations in some periods.

The opening and success of restaurants and strategic initiatives involving restaurant development and/or product offerings depends on various factors, including:

•	general economic and market conditions, which can affect restaurant traffic, local labour costs and prices we pay for the ingredients and other supplies we use;

•	changes in consumer confidence, tastes, preferences, and discretionary spending, as well as the extent of consumer familiarity with our brand in new and existing markets;

•	competition from other quick service restaurants in current and future markets and same-store sales levels at existing restaurants;

•	our degree of saturation and sales in existing markets, and the identification and availability of suitable and economically viable locations;

•	the negotiation of acceptable lease or purchase terms for new locations, including rising real estate prices or rising development costs in certain areas of Canada and the U.S.;

•	the ability to meet development and construction schedules, which is especially dependent on permitting and regulatory compliance and the availability of construction materials and labour;

•

governmental regulations, including environmental regulations banning drive-thrus or imposing idling restrictions in drive-thrus, which limit our ability to develop restaurants with drive-thrus in certain locations, local building codes, which may require more expensive building materials or restaurant types as well as recycling requirements (e.g., requiring greater use of recyclable materials and/or contribution to the costs of residential blue box programs in Ontario and other provinces in Canada, or similar programs in the U.S.);

•

increased costs due to stakeholder demand for use of more environmentally friendly building products and construction processes, which may also result in a brand risk should we fail to utilize such products and/or processes;

•

the availability of qualified franchisees and their financial and other development capabilities; interest rates and costs affecting land and construction, including labour and rental costs; and, the availability of borrowed funds for the Company and its franchisees;

•

the potential that developers may delay or cancel projects in light of uncertainty in the commercial leasing market or economic conditions generally; or, developers’ inability to finance the development of projects on attractive terms or at all due to the current volatility in the credit markets;

•	zoning and land use restrictions in areas where we would like to place new restaurants;

•	our and our franchisees’ ability to hire, train and retain qualified management and operations personnel; and

•	limitations imposed by various covenants in agreements with lenders and joint venture partners.

We may have difficulty expanding in the U.S., where our brand is not known outside of limited regional markets, and where competitive conditions and markets differ from those to which we are accustomed.

In 2009, we plan to continue expanding in regional markets in the U.S., primarily in our stronger markets, such as New York, Ohio, and Michigan for growth of standard restaurant locations, and we will adjust certain factors in our standard restaurant development, including reducing the size of restaurants. We also plan to grow by continuing to pursue strategic alliances with third parties for different types of development models and products (including co-branding) and by developing non-traditional business models and locations to further grow our brand by leveraging our “we fit anywhere” concept. This development may take us into new markets and/or markets adjacent to our existing markets. In addition to the risk factors described above with respect to restaurant development generally, certain factors could impact our ability to expand in existing regional or new and/or adjacent markets in the U.S. in particular, and to otherwise implement our growth strategies outlined above, including:

•

whether we can develop effective initiatives and strategies to drive same-store sales in certain of our existing markets in the current highly competitive operating environment, combined with the impact of lower consumer confidence and discretionary spending levels and slow or no economic growth;

•	the nature and timing of decisions regarding underperforming markets or assets, including decisions that may result in closures of restaurants and, potentially, impairments in affected markets; and

•	the success of strategic alliances and various development models, including co-branding initiatives.

When we enter new regions and markets, we will need to build brand awareness in those markets through advertising and promotional activity, and those activities may not promote our brand as effectively as intended, if at all. In addition, our advertising expenditures in the U.S., particularly with respect to television advertising, do not yield the desired leverage across various marketing areas because our regional markets do not overlap to a significant degree, and we have not achieved significant market penetration in all regions.

Many of the U.S. markets into which we may expand have competitive conditions, consumer tastes and discretionary spending patterns that differ from our existing markets. We may need to adapt our brand and restaurants to those markets. Those markets may have lower average unit sales and higher construction, occupancy or operating costs than existing Tim Hortons restaurants. Sales and operating profits at restaurants opened in new markets may take longer to reach expected levels or may never do so (e.g., we rationalized underperforming stores in New England during the fourth quarter in 2008). Our failure to generate sufficient same-store sales growth or sufficient cash flows in certain markets and/or closure of underperforming stores in certain markets could result in future impairment charges and restaurant closure costs that reduce our earnings.

Also, the addition of a number of new restaurants in a market may negatively impact the same-store sales and profitability of restaurants already existing in the market. If our new restaurants are not profitable or if new restaurants negatively affect the profitability of existing restaurants, we may be unable to carry out our business model of franchising the new or existing restaurants, or we may be delayed in doing so, as we could have difficulty finding qualified U.S. franchisees willing to participate in our expansion or we may desire that the restaurant reach minimum profitability levels before franchising the restaurant. This could limit our ability to expand or make it harder for us to find qualified franchisees, either of which would likely hurt revenue growth and operating results. We may also need to provide relief and support programs for our franchisees in developing markets as well as expand our financing support programs or extend financing on more generous terms than would be available from third parties, either of which could increase our costs and thus decrease net income. Alternatively, if we have interested franchisees, we may offer the restaurant to a franchisee on an operator or other agreement, which may also result in an increase in franchisee relief and support costs. We have often found that as we continue our progression to franchised restaurants in our developing markets, our franchisee relief and support increase, which may result in lower earnings and profits in the short-term. We may also continue to own and operate the underperforming restaurant(s) corporately, which directly affects our sales and earnings.

Strategic alliances, in both the U.S. and Canada, could affect our operating results or the value of our brand.

As outlined above, strategic alliances have been and will continue to be a focus for our U.S. growth, and we may implement certain of such alliances or initiatives in our Canadian business as well. There can be no assurance that: significant value will be recognized through such strategic alliances; we will be able to maintain our existing strategic alliances; or, we will be able to enter into new strategic relationships in the future.

Strategic alliances, including co-branding relationships, with third parties may enable us to increase revenue and brand recognition by providing us additional access to customers and marketing exposure, expanding our sales coverage and increasing the training of our franchisees and their employees. However, entry into such relationships may expose us to additional risks which may adversely affect our brand and business and decrease our revenue and growth prospects. While we believe we could ultimately take action to terminate any alliances that prove to be unsuccessful, we may not be able to identify problems and take action quickly enough and, as a result, our brand image and reputation may suffer.

Certain significant risks associated with strategic alliances (including, co-branding), as well as expansion of our current businesses through strategic initiatives (i.e., greater vertical integration in our manufacturing and distribution businesses), include:

•	the failure to achieve projected economic and operating synergies in connection with an acquisition or expansion of existing business relationships or activities;

•

we may make capital expenditures and/or implement enhanced operational and financial systems as a result of the acquisition, expansion, or alliance (including ramp-up costs that could be substantial), and this may require additional management, operational, and financial resources;

•

third parties with whom we may enter into strategic alliances are independent from us and have a significant amount of flexibility in running their operations, and, their franchisees and employees are not our franchisees and employees; consequently, their franchisees and employees may experience difficulties integrating, operating and maintaining our business into their existing business and may not successfully operate our business in a manner consistent with our standards, controls, procedures, and other requirements (or vice versa); also, loss of key personnel could result;

•	a sudden degradation of the third party’s previously good reputation and brand could negatively affect and damage our brand, including due to insolvency or change in control of the third party;

•	unauthorized use of our trademarks or a dilution of our trademarks and brand name, or other breach of contract or spoliation of the business relationship with a third party may occur;

•	our management’s and franchisees’ attention could be diverted from our own business;

•	potential negative effects on our relationship with our franchisees and other stakeholders could result; and

•

we may also rely on information provided to us by third parties and disseminate such information to our franchisees affected by such strategic alliances. Although we generally obtain indemnification from third parties with respect to the accuracy of such information, we may have exposure to our franchisees and others who in turn rely on such information in the event that we cannot successfully claim and collect the indemnity.

Our distribution operations and supply chain are subject to pressures and risks, many of which are outside our control, that could reduce the profitability of our operations.

Our distribution operations and supply chain may be impacted by various factors, some of which are beyond our control, that could injure our brand, cause a loss of revenues and/or increase costs, including:

•

decreased consumer discretionary spending and other changes in general economic and political conditions driving down demand for our products or affecting the ability of our suppliers to produce products we distribute through our supply chain, including but not limited to job loss, rising costs of consumer goods, higher fuel and other costs;

•

transportation and/or shipping costs, including but not limited to fuel costs (and/or fuel shortages) for our fleet of trucks and trailers or increased costs of third-party transportation companies making deliveries to system restaurants from our five distribution centres;

•	inclement weather, which could affect the cost and timely delivery of ingredients and supplies;

•

the risks of having a single source of supply for certain of our food products, including certain par-baked goods, iced cappuccinos, and other popular food products; a shortage or interruption in the availability of these products could negatively affect our results of operations and our ability to generate expected earnings;

•

shortages or interruptions in the supply of perishable food products and/or their ingredients, which could affect the availability, quality, and cost of such food products and ingredients, as well as other factors that could affect the quality of products we supply;

•

price fluctuations in our supplies and commodities, most notably coffee (which is particularly volatile both in terms of price changes and available supply), sugar, and wheat, due to various market factors, including general inflation, seasonal shifts, inclement weather and climate change, alternate uses of certain commodities (e.g., corn for ethanol), increased demand, decrease in supply, and general volatility in international commodity markets;

•	exchange rate fluctuations that may cause the price of goods to increase for our U.S. or Canadian operations;

•	potential negative impacts on our relationship with our franchisees associated with the increase of required purchases or prices of products purchased from our distribution business; and,

•

political, physical, environmental or technological disruptions in our own or our suppliers’ manufacturing and/or warehouse plants, facilities, or equipment, including but not limited to labour disputes, war, terrorist activities, fire, flood, acts of God, contamination, failure to control critical temperatures, etc.

The factors set forth above resulting in cost increases could result in increased pressure to raise restaurant-level pricing, which may decrease customer demand for our products. See also “Source and Availability of Raw Materials” in Item 1, which is incorporated herein by reference. Also, in the U.S., because we do not provide distribution services to our U.S. franchisees, our U.S. franchisees may not receive the same level of service and reliability as we are able to provide through our distribution business for our Canadian franchisees.

Our earnings and business growth strategy depends in large part on the success of our franchisees; actions taken by our franchisees and changes in franchise laws and regulations may harm our business.

A substantial portion of our earnings come from royalties and other amounts paid by franchisees, who operated 99.0% of the Tim Hortons restaurants as of December 28, 2008. Our franchisees are independent contractors and, as a result, the quality of their operations may be diminished by factors beyond our control. Some franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements and may not train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability. Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater control over their respective restaurant systems and have greater flexibility to implement operational initiatives and business strategies.

We receive revenues in the form of royalties, fees and rents from our franchisees. As a result, our revenues and profits would decline and our brand reputation could also be harmed if a significant number of franchisees were to: experience operational failures, including health and safety exposures; experience financial difficulty; be unwilling or unable to pay us for food and supplies or for royalties, rent or other fees; or fail to enter into renewals of franchise or license agreements. In addition, the ability of franchisees to finance the equipment and renovation costs or improvements and additions to existing restaurants, and our acquisition of restaurants from or sale of restaurants to franchisees, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds. A weakening in franchisee financial stability would have a negative impact on our business.

Our franchise system is also subject to franchise laws and regulations enacted by a number of provinces and states and rules promulgated by the U.S. Federal Trade Commission. Any new or changes to existing legislation or failure to comply with such legislation may negatively affect operations, and could add administrative costs and burdens associated with these regulations, all of which could affect our relationship with our franchisees.

Our success is also closely tied to our relationship with our franchisees. Although we generally enjoy a positive working relationship with the vast majority of our franchisees, active and/or potential disputes with franchisees could damage our brand reputation and/or our relationships with the broader franchisee group. See also, risk factor “Our business activities subject us to litigation risk” below.

Our business activities subject us to litigation risk.

From time to time, we are subject to claims of illness or injury relating to food quality or food handling. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. These types of claims could harm our brand reputation, making it more difficult to attract and retain qualified franchisees and grow the business. We may also be subject to claims from employees, customers, and others relating to health and safety risks and conditions of our restaurants associated with design, construction, site location and development, indoor or airborne contaminants and/or certain equipment utilized in operations. In addition, we may face claims from: our employees from time-to-time relating to employment or labour matters, including potentially class action suits, regarding wages, discrimination, unfair or unequal treatment, harassment, wrongful termination, or overtime compensation; our franchisees and/or operators regarding their profitability, wrongful termination of their franchise or operating (license) agreement, as the case may be, or other franchisee relationship matters; or, other stakeholders or business partners. We are also exposed to a wide variety of falsified claims due to our size and brand recognition. All of these types of matters distract management and increase costs, including costs associated with defending such claims. If successful, any such claims could adversely affect our business, financial condition, and financial results. With respect to franchisee litigation, see Item 3. “Legal Proceedings.”

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

Conversely, our U.S. restaurants are impacted when the value of the U.S. dollar falls relative to the Canadian dollar. Although we have been shifting sourcing for U.S. restaurants for some of our products and supplies to the U.S., our U.S. restaurants are required to purchase many goods from Canadian suppliers. The costs of these goods in U.S. dollars rises when the Canadian dollar increases in value relative to the U.S. dollar. Increases in these costs would affect the profitability of our U.S. restaurants and potentially make it harder for us to expand in the U.S. In addition, relief and support costs for U.S. franchisees would likely increase, adversely affecting our earnings.

In addition, we report our results in Canadian dollars. Consequently, when the U.S. dollar falls in value relative to the Canadian dollar, any profits reported by the Company’s U.S. business segment contribute less to (or, for losses, do not impact as significantly) our consolidated Canadian dollar earnings because of the weaker

U.S. dollar. Conversely, when the U.S. dollar increases in value relative to the Canadian dollar, as it did in late 2008, any profits reported by the Company’s U.S. business segment contribute more to (or, for losses, impact more significantly) our consolidated Canadian dollar earnings because of the stronger U.S. dollar.

Our business is subject to various laws and regulations and failure to comply with existing or future laws and regulations, or our planning initiatives related to such laws and regulations, could expose us to litigation, damage our brand reputation or lower profits.

We and our franchisees are subject to various federal, state, provincial and local laws affecting our and their businesses. These regulations include:

•	regulations relating to zoning, land use (including the placement of drive-thru windows), and traffic, which affect the successful development and operation of restaurant sites;

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

•

regulations relating to tax matters that may affect our anticipated effective tax rate, cash tax payment liabilities, and/or tax reserves, business planning within our corporate structure (including planned reorganizations), our strategic initiatives, and/or the types of programs, projects, and activities we may undertake or desire to undertake in furtherance of our business; and,

•

new and/or additional franchise legislation—see “Our earnings and business growth strategy depends in large part on the success of our franchisees; actions taken by our franchisees and changes in franchise laws and regulations may harm our business,” above.

Compliance with these laws and regulations and planning initiatives undertaken in connection with such laws and regulations increases the cost of doing business and, depending upon the nature of our responsive action to or planning in connection with such laws, regulations, and other matters, could damage our reputation. Increases in costs impacts our profitability and the profitability of our franchisees. This could result in increased pressure to raise restaurant-level pricing. Higher pricing may result in fewer customers visiting our restaurants, which will ultimately result in a decrease in our sales revenue. Damage to our brand could have a similar impact of decreased demand for our products.

In addition, certain new and existing laws and/or our non-compliance or planning initiatives associated with certain laws, if this were to occur, may negatively impact customers’ perceptions of our Company, our brand, or our products, thereby decreasing consumer demand. Similarly, certain international markets where we currently conduct business or we may seek to conduct our business in the future may pose legal and business challenges in that there is unfamiliarity with our business activities and substantial uncertainty regarding the interpretation and application of laws and regulations, including but not limited to those relating to the maintenance and enforceability of intellectual property and contract rights. See our risk factor immediately below regarding environmental laws and regulations and other related matters.

Our business is subject to various environmental laws and regulations, and changes in these laws and regulations, as well as other environmental concerns, may require us to change our business practices and incur additional costs in the future.

Our operations are governed by various federal, state, provincial and local environmental laws and regulations. In addition, certain jurisdictions may impose further regulations or limitations in the future on our management of water resources, air resources, toxic substances, solid waste and other environmental matters. Such regulations and limitations currently, or in the future may, include:

•

regulations limiting vehicle emissions in drive-thrus, anti-idling bylaws, regulating litter, packaging requirements (e.g., requiring greater use of recyclable materials and/or banning or taxing certain of our packaging that is not recyclable in certain areas, such as cups and lids), and recycling (e.g., including requirements to contribute to the cost of residential blue box programs in Ontario, and other provinces in Canada, or similar programs in the U.S.); and

•

regulations relating to the discharge, storage, handling, release and/or disposal of hazardous or toxic substances, particularly with respect to: certain of the Company’s operations (e.g., distribution and manufacturing); restaurant locations that were formerly gas stations or that are adjacent to gas stations; and, septic systems with insufficient capacity.

New laws may be implemented in the future and environmental liabilities may be discovered at our properties that could result in increased compliance costs. Furthermore, failure to comply with applicable laws and regulations, particularly in the area of the environment, could result in governmental action or litigation, significant fines or other costs, or damage to our brand reputation, all of which could decrease profits and adversely affect our results of operations.

With respect to environmental laws and regulations, see our disclosure under “Environmental Matters” in Part I of this Report that is incorporated into this section by reference. It is not possible for us to predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. Failure to comply with such laws, rules or regulations on a timely basis may lead to cancellation of licenses, fines, and other corrective action, which could negatively affect our future financial results and have an adverse impact on our brand due to potentially negative publicity regarding our business practices. Such injury to our brand and reputation may, in turn, also reduce revenues and profits.

In addition, as “sustainability” issues become more prevalent and accepted, there may be increased governmental, shareholder, and other stakeholder awareness and sentiment for more regulation as well as voluntarily adopted programs relating to reduction and mitigation of environmental impacts. There is a possibility that, when and if enacted, the final form of such legislation or any voluntary actions taken by us in this regard would impose stricter requirements or alternative modes of conducting business, which could lead to the need for significant capital expenditures in order to meet those requirements and/or higher ongoing compliance and operating costs. Such expenditures and costs could be material and adversely affect our results of operations and business. Our participation in or implementation of, or our decision not to participate in or implement, certain types of programs also may have an adverse impact on our brand due to potentially negative publicity or negative perception of stakeholders regarding our business practices and lack of willingness to demonstrate environmental leadership. Such injury to our brand and reputation may, in turn, also reduce revenues and profits.

We rely extensively on computer systems to process transactions, summarize results and manage our business, and disruptions in these systems could harm our ability to run our business.

Computer systems are integral to retail operations at system restaurants, in our distribution facilities, at our own manufacturing facilities, at the Maidstone Bakeries facility, and at our office locations. We also rely heavily on computer systems in managing financial results. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and improper or personal usage by employees.

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

The protection of customer, employee, vendor, franchisee and other business data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us and our franchisees. In addition, customers and franchisees have a high expectation that we will adequately protect their personal information. If we fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in lost sales, fines, or lawsuits. The introduction of credit payment systems and our reloadable cash card makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties under arrangements with us control. In the event of a security breach, theft, or other illegal activity with respect to employee, customer, vendor, franchisee or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions. This could harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial.

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

Our operating results and financial condition could be adversely impacted by the current worldwide economic conditions.

In 2008, economic conditions throughout the world deteriorated sharply in connection with the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, reduced corporate profits and capital spending, and liquidity concerns. Although we currently anticipate that cash provided by operations and available borrowing capacity under our revolving credit facilities will provide us with sufficient liquidity through the current credit crisis, the global financial crisis presents additional uncertainties that could also negatively affect our liquidity, including if the counterparties to our revolving credit facilities fail to perform their obligations in accordance with the terms of our agreements. In addition, we have investments of cash in bank deposits and money market funds, which could experience sharp declines in returns or could otherwise be at risk depending upon the extent of instability in the credit and investment markets. We cannot predict the timing or duration of the global economic crisis or the timing or strength of a subsequent economic recovery, and many of the effects and consequences of this crisis are currently unknown; any one or all of them could have an adverse effect on our business, results of operations, financial condition, liquidity and/or capital resources. For additional information regarding current economic conditions and their impact and potential impact on our results of operations and financial condition, refer to risk factor “Our ability to increase same-store sales is affected by a number of economic and other factors, many of which are beyond our control, and if we fail to meet the expectations of securities analysts or investors, our stock price may decline.”

Fluctuations in the value of the Canadian and U.S. dollars can affect the price of our common stock and any dividends we pay.

The majority of our operations, restaurants, income, revenue, expenses, and cash flows are in Canadian dollars, and our business is primarily managed in Canadian dollars. Although our financial statements are presented in accordance with United States generally accepted accounting principles, or GAAP, we report results in Canadian dollars and, therefore, Canadian dollar results drive our earnings per share. Our earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in our common stock to a U.S. stockholder may fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars, and we declare dividends in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the stock price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

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

The success of our business depends on our continued ability to use our existing trademarks, service marks, and other components of our brand in order to increase brand awareness and further develop branded products in the U.S. and Canadian markets, as well as in international markets in which we may wish to expand. We may not be able to adequately protect our trademarks, and use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. In addition, in certain jurisdictions outside of the U.S. and Canada, there are substantial uncertainties regarding the interpretation and application of laws and regulations relating to, and the enforceability of, intellectual property and related contract rights. Our business could be adversely affected if we are unable to enforce our intellectual property and related contract rights in courts in international jurisdictions.

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

We and/or the joint venture with IAWS may from time-to-time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect trade secrets or proprietary techniques and technologies. Such litigation could result in substantial costs and diversion of resources and could negatively affect sales, profitability, and prospects regardless of whether we and/or the joint venture are able to successfully enforce these rights.

Our ownership and leasing of significant amounts of real estate exposes us to possible liabilities, losses, and risks.

As of December 28, 2008, we owned or leased the land or building for approximately 80% of our 3,437 system restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination, as further discussed above.

We lease land generally for initial terms of 10 to 20 years. Most leases provide that the rent increases over the term of the lease. Most leases require us to pay all of the cost of insurance, taxes, maintenance, utilities, and other property related costs. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent, taxes, and common area expenses for the balance of the lease term. Certain leases may limit our ability to terminate our use of the underlying real estate, making it more costly to close undesirable locations. In addition, as leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

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

Catastrophic events may disrupt our business.

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

Under our tax sharing agreement, we agreed not to engage in certain capital restructurings or other transactions for a limited period of time (which has now elapsed), that could jeopardize the tax-free nature of the spinoff. If we are responsible for any actions that may jeopardize the tax-free nature of the spinoff, we would be exposed to liability to Wendy’s. This could limit our flexibility in entering into desired transactions and could expose us to liability to Wendy’s if the tax-free nature of the spinoff were challenged. We also agreed to indemnify Wendy’s for certain tax and other liabilities under the tax sharing agreement and the master separation agreement. Also under the terms of the tax sharing agreement, Wendy’s has control over most of the Company’s U.S. (and may impact our Canadian) tax decisions for periods ended prior to September 29, 2006, and Wendy’s will have sole authority to respond to and conduct certain tax proceedings and audits relating to that period and to determine the amount of the Company’s liability to or entitlement to payment from Wendy’s. We may not agree with Wendy’s decisions with respect to these matters, and Wendy’s may act in a manner that is not favorable to

us. Moreover, under U.S. federal law, each member of a consolidated group is liable for that group’s entire tax obligation. Thus, to the extent that Wendy’s or other members of the group fail to make any U.S. federal income tax payments required by law for periods up through September 29, 2006, we could be liable for the shortfall. Similar principles may apply in other jurisdictions in which we were part of a consolidated return with Wendy’s for tax periods ended on or before September 29, 2006.

Although the Company is involved operationally with the TIMWEN Partnership, the Company’s 50-50 joint venture with Wendy’s for the development of Canadian combination restaurants, Wendy’s currently manages the accounting for that partnership, and the Company has limited ability to control or be involved with the accounting processes for this joint venture.

In the fall of 2008, Triarc Co Inc. acquired Wendy’s in a stock-swap acquisition to create Wendy’s/Arby’s Group Inc. We cannot predict the nature or the scope of the impact, if any, the change in control resulting from the merger transaction may have on outstanding arrangements between us and Wendy’s. However, as a result of the acquisition, there were significant changes in senior management at Wendy’s, which could impact our ongoing relationships with Wendy’s on the various outstanding transactions and arrangements between Wendy’s and us, including without limitation, ongoing matters relating to the tax sharing agreement.

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

Our certificate of incorporation authorizes our Board of Directors to issue up to 100,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter, or prevent a change in control and could adversely affect the voting power or economic value of the shares of common stock.

In addition, certain provisions of the certificate of incorporation, by-laws and Delaware law, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control, and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions establish a staggered board and establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders’ meetings. Furthermore, under these provisions, directors may be removed only for cause by a majority stockholder vote and special meetings of stockholders may only be called by the chairman of the board, the chief executive officer, or the president or by a resolution duly adopted by a majority of the entire board. The ability of stockholders to call a special meeting is specifically denied. For a further description of these provisions, see our certificate of incorporation, by-laws, and Delaware law.

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

None.

Item 2.	Properties

We have construction and site management personnel who oversee the construction of our restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,400 to 3,090 square feet, with a dining room and drive-thru window. Each of these restaurants typically includes a kitchen capable of supplying fresh baked goods throughout the day. We also have non-standard restaurants designed to fit anywhere, consisting of small full-service stores and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations and drive-thru-only units on smaller pieces of property. These units typically average between 150 to 1,000 square feet. Some of the drive-thru-only units, kiosks, and carts also have bakery production facilities on site.

“Combination restaurants” that include Tim Hortons and Wendy’s restaurants in single free-standing units, typically average about 5,780 square feet. These units typically share a common dining room, with seating for approximately 100 to 130 persons. Each unit has separate food preparation and storage areas, and most have separate pick-up windows for each concept. Typically, there are two independent franchisees operating the Tim Hortons and Wendy’s concepts. As of December 28, 2008, there were 123 combo units in Canada and 30 in the U.S. We do not expect to open a significant number of “combination restaurants” with Wendy’s in the future.

As of December 28, 2008, the number of Tim Hortons restaurants, both standard and non-standard locations across Canada and the U.S., totalled 3,437, with standard restaurants comprising 73.1% of the total. For purposes of the foregoing, we have included self-serve kiosks as “non-standard locations.” At December 28, 2008, all but 34 of the Tim Hortons restaurants were franchise-operated. Of the 3,403 franchised restaurants, 735 were sites owned by the Company and leased to franchisees, 1,991 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements, we have the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13%) of annual sales in excess of specified amounts.

In Canada, for franchisees who lease land and/or buildings from us, the license agreement typically requires 3.0% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties, plus, a separate sublease requires a monthly rental of the greater of a base monthly rental payment or a percentage (usually 10.0%) rental payment based on monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty required is typically increased by 1.5%. In the U.S., for franchisees who lease land and/or buildings from us, the license agreement typically requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties plus a separate sublease requires a monthly rental payment based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement. Currently, we do not charge base rent at our U.S. restaurant locations. In 2009, we plan to align our typical rent and royalty arrangements in Canada on a go-forward basis to match the U.S. (i.e., 4.5% royalty and 8.5% rent), which are more representative of our business model and prevailing real estate and royalty arrangements.

In addition, the franchise agreements typically require that franchisees remodel their restaurants approximately every ten years. We remodel our Company-operated restaurants on a schedule similar to that which is required of our franchisees.

The following tables illustrate Tim Hortons system restaurant locations, and franchised locations, as of December 28, 2008.

Company and Franchised Locations

Canadian Locations by Province/Territory	Standard		Non-Standard		Self-Serve Kiosks	Total
	Company	Franchise	Company	Franchise	Franchise
Alberta	0	174	0	60	14	248
British Columbia	1	174	0	51	24	250
Manitoba	0	47	0	17	3	67
New Brunswick	0	99	0	14	0	113
Newfoundland	0	46	0	8	1	55
Nova Scotia	1	138	0	29	4	172
Northwest Territories	0	1	0	0	0	1
Ontario	6	1,078	3	429	43	1,559
Prince Edward Island	0	12	0	7	0	19
Quebec	4	300	0	79	4	387
Saskatchewan	0	33	0	5	6	44
Yukon	0	2	0	0	0	2

Canada	12	2,104	3	699	99	2,917

% of stores that are standard—Canada        72.5%

United States Locations by State	Standard		Non-Standard		Self-Serve Kiosks	Total
	Company	Franchise	Company	Franchise	Franchise
Connecticut	5	7	0	0	0	12
Indiana	0	1	0	0	0	1
Kentucky	0	2	0	0	0	2
Maine	3	24	0	1	0	28
Massachusetts	1	2	0	0	2	5
Michigan	0	115	0	2	0	117
New York	0	107	0	26	69	202
Ohio	1	98	0	0	0	99
Pennsylvania	0	6	0	1	4	11
Rhode Island	7	13	2	2	13	37
West Virginia	0	6	0	0	0	6

United States	17	381	2	32	88	520

% of stores that are standard—U.S.        76.5%

% of stores that are standard—Systemwide        73.1%

International Locations by Country	Non-standard Arrangements		Total
	Self-Serve Kiosks	Full-Service Locations
Republic of Ireland and Northern Ireland(2)	243	4	247
United Kingdom(2)	46	—	46
Kandahar, Afghanistan(3)	—	1	1

Total	289	5	294

(2)

Self-serve kiosks and full-service restaurants primarily located in gas and convenience locations, primarily under the Tim Hortons brand but also operating under other brands owned by Tim Hortons. See “International Operations” in Item 1 above. These locations are not included in U.S. or Canadian restaurant counts, but are included, as set forth in the table above, as international licensed locations.

(3)	Temporary restaurant operated by the Canadian Armed Forces.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Rochester, New York (Maidstone Coffee facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Hamilton, Ontario (proposed Canadian coffee roasting facility)	Manufacturing	Owned	74,000
Guelph, Ontario	Distribution/Office	Owned	155,750
Calgary, Alberta	Distribution/Office	Owned	35,500
Debert, Nova Scotia	Distribution/Office	Owned	28,000
Langley, British Columbia	Distribution/Office	Owned	27,500
Kingston, Ontario	Distribution/Office	Owned	42,750
Oakville, Ontario	Warehouse	Owned	37,000
Oakville, Ontario	Office	Owned	153,060
Dublin, Ohio	Office	Leased	17,200
Lachine, Quebec	Office	Owned	13,000
West Greenwich, Rhode Island	Office	Owned	< 2,500
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500

Item 3.	Legal Proceedings

On June 12, 2008, a claim was filed against us and certain of our affiliates in the Ontario Superior Court of Justice (the “Court”) by two of our franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that our Always Fresh baking system and expansion of lunch offerings has led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. We believe the claim is frivolous and completely without merit; however, there can be no assurance that the outcome of the claim will be favourable to us or that it will not have a material adverse impact on our financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with our evaluation of this claim. The outcome and value of this claim is not determinable at this time and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Consolidated Financial Statements.

From time to time, we are also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants, and with respect to franchisee matters, including but not limited to those described above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and have not had a material effect on us. Reserves related to the resolution of legal proceedings are included in our Consolidated Balance Sheets as a liability under “Accounts Payable.” As of the date of hereof, we believe that the ultimate resolution of such matters will not materially affect our financial condition or earnings. Refer also to the “Risk Factors” in Item 1A.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock are traded on the New York and Toronto Stock Exchanges (trading symbol: THI). The following tables set forth the High, Low and Close prices of the Company’s common stock on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) since December 31, 2006, as well as the dividends declared per share for such period.

Market Price of Common Stock on the Toronto Stock Exchange and New York Stock Exchange(1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2007 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended April 1)	$37.74	$33.51	$35.01	$31.98	$28.58	$30.42
Second Quarter (Ended July 1)	$36.65	$32.47	$32.85	$32.66	$30.20	$30.75
Third Quarter (Ended September 30)	$36.25	$32.22	$34.65	$35.12	$30.15	$34.85
Fourth Quarter (Ended December 30)	$40.41	$34.71	$36.95	$39.93	$34.93	$37.64

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2008 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended March 30)	$37.22	$33.12	$34.12	$37.66	$32.36	$33.62
Second Quarter (Ended June 29)	$36.23	$27.91	$29.03	$35.62	$27.67	$28.73
Third Quarter (Ended September 28)	$34.60	$26.75	$31.76	$32.24	$26.34	$30.81
Fourth Quarter (Ended December 28)	$33.50	$25.80	$33.18	$30.94	$20.04	$27.54

(1)	Source: Bloomberg

As of February 20, 2009, there were 181,548,776 shares of common stock outstanding, 358,186 of which are owned by The TDL RSU Plan Trust.

Dividends Declared Per Share of Common Stock (Cdn.$)

2007 Fiscal Year	2007
First Quarter (Declared February 2007)	$0.07
Second Quarter (Declared May 2007)	$0.07
Third Quarter (Declared August 2007)	$0.07
Fourth Quarter (Declared October 2007)	$0.07

2008 Fiscal Year	2008
First Quarter (Declared February 2008)	$0.09
Second Quarter (Declared April 2008)	$0.09
Third Quarter (Declared August 2008)	$0.09
Fourth Quarter (Declared November 2008)	$0.09

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

Our Board of Directors has approved an increase in the quarterly dividend from $0.09 to $0.10 per share in 2009. Our payout ratio range continues to be 20-25% of prior year, normalized net income, which is net income for 2008 adjusted for certain discrete items, such as tax impacts and impairment and related closure costs, that affect our annual net income. Notwithstanding our payout ratio range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other factors.

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

Stockholders

As of December 28, 2008, we had approximately 54,768 stockholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services Inc. We also have approximately 181,203 beneficial holders, based on information provided by Broadridge Financial Solutions.

See Note 19 of the Consolidated Financial Statements for information on related stockholder matters.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	573,250	$33.02	2,459,150
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	573,250	$33.02	2,459,150

(1)

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) authorizes the issuance of up to 2,900,000 shares of common stock pursuant to awards of restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and share awards. Included in the 573,250 total number of securities in column (a) above are approximately 405,839 restricted stock units (“RSUs,” including performance-based restricted stock units or “P+RSUs”) and dividend equivalent rights associated with the RSUs (including P+RSUs) and 167,411 stock options and related stock appreciation rights (“SARs”).

(2)

The average exercise price in this column is based only on stock options and related SARs as RSUs (including P+RSUs) have no “exercise price” required to be paid by the recipient upon vesting and settlement.

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

	23-Mar-06	31-Mar-06	30-Jun-06	29-Sep-06	29-Dec-06	30-Mar-07	29-Jun-07	28-Sep-07	28-Dec-07	28-Mar-08	27-Jun-08	26-Sep-08	26-Dec-08
S&P / TSX Composite Index (Cdn$)	$100.0	$100.9	$97.4	$99.2	$109.6	$112.4	$119.5	$121.9	$120.3	$115.9	$127.6	$107.6	$74.4
S&P / TSX Consumer Discretionary Index (Cdn$)	$100.0	$99.1	$96.6	$99.6	$108.3	$113.6	$118.3	$118.0	$112.7	$94.5	$86.4	$85.4	$67.0
S&P 500 (US$)	$100.0	$100.0	$97.9	$101.7	$109.0	$112.0	$118.6	$116.3	$111.1	$100.3	$98.9	$95.2	$63.9
Tim Hortons Inc. (TSX)	$100.0	$114.8	$106.2	$108.6	$125.3	$130.5	$122.7	$129.7	$138.6	$128.3	$109.5	$120.1	$125.8
Tim Hortons Inc. (NYSE)	$100.0	$114.6	$111.2	$113.8	$125.6	$132.2	$133.9	$152.1	$164.5	$147.4	$126.3	$135.8	$121.8

(1)

The majority of the Company’s operations, restaurants, income, revenues, expenses, and cash flows are in Canadian dollars, and the Company is primarily managed in Canadian dollars. This drives our Canadian-dollar earnings per share that may be translated to U.S. dollars by analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See “Risk Factors” in Part 1A. Over the course of 2007, the Canadian dollar appreciated approximately 19% relative to the U.S. dollar, which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the Canadian dollar share price over 2007. However, in 2008, the Canadian dollar depreciated approximately 20% relative to the U.S. dollar and caused the opposite effect, resulting in a decline in the U.S. dollar share price as a result of the currency fluctuation that is not directly attributable to changes in the Company’s underlying business or financial condition aside from the impact of foreign exchange.

(2)	Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Sales and Repurchases of Equity Securities

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended December 28, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid Per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(3)(4)
Period #10 (September 29, 2008—November 2, 2008)	438,719		$29.23	438,719	$1,899,090
Period #11 (November 3, 2008—November 30, 2008)	85,714	(5)	$28.22	48,000	529,568
Expired	—		—	—	(529,568)
Period #12 (December 1, 2008—December 28, 2008)	—		—	—	—

Total	524,433		$29.07	486,719	—

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In October 2007, the Company’s Board of Directors approved and the Company publicly announced a stock repurchase program authorizing the Company to purchase up to $200 million of common stock, not to exceed 9,354,264, or 5%, of the Company’s outstanding shares as at the time of regulatory approval, prior to October 30, 2008, the termination date of the program. The Company made such repurchases on the NYSE and the TSX. For a significant portion of the repurchase program, the Company entered into a Rule 10b5-1 repurchase plan, which allowed the Company to purchase its stock at times when the Company may not have otherwise done so due to regulatory or Company restrictions. Purchases were based on the parameters of the Rule 10b5-1 plan. The Company also made repurchases at management’s discretion under this program from time-to-time prior to termination, subject to market conditions, share price, cash position, and compliance with regulatory requirements. The Company’s 2007-2008 share repurchase program expired in October 2008 with approximately $0.5 million remaining available under the program.

(5)

In November 2008, the Company repurchased 37,714 shares of the Company’s common stock from The TDL RSU Plan Trust (the “Trust”). In creating the Trust, it was contemplated that the Trust would be used to acquire shares to fix future cash flow requirements in connection with the settlement of restricted stock units (“RSUs”) granted to certain Canadian employees under the Plan. With prior settlements, the Trust delivered shares to eligible participants on a “net” basis and The TDL Group Corp. (“TDL”) remitted the withholding tax in cash as agent for the Trust on behalf of the participants. The gross value of RSUs were concurrently cancelled. In November, the Trust also settled in “net” shares to participants, but instead of TDL funding withholding amounts in cash for the Trust, the Trust raised funds for the withholding amount by selling shares to Tim Hortons Inc., which shares continue to be held in treasury. The purchase price paid by Tim Hortons Inc. for the shares was equal to the average of the high and low price of the shares on the Toronto Stock Exchange on the settlement date, which was the corresponding value of each share to the participants upon the settlement date for the RSU awards. The Trust plans to follow this procedure, and execute sales of shares it holds to Tim Hortons Inc., in the future to generate cash sufficient to cover the withholding tax required to be remitted upon the settlement of RSUs to Canadian participants (settlement dates occur in May and November in 2009). Shares repurchased from the Trust are included in the average price paid per share in column (b), but were not deducted from the remaining balance of the Company’s 2007-2008 $200 million share repurchase program set forth in column (d).

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical consolidated financial information may not be indicative of our future performance and, because we were a subsidiary of Wendy’s until September 2006, does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, standalone entity during fiscal years 2004, 2005, and 2006.

	Fiscal Years(1), (2)
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data, number of restaurants, and where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$1,348,015	$1,248,574	$1,072,405	$960,250	$845,231
Franchise revenues:
Rents and royalties(3)	601,870	553,441	503,375	449,791	414,096
Franchise fees	93,808	93,835	83,769	71,986	78,939

	695,678	647,276	587,144	521,777	493,035

Total revenues	2,043,693	1,895,850	1,659,549	1,482,027	1,338,266

Asset impairment and related closure costs (2008), and goodwill and asset impairment (2005)	21,266	—	—	53,101	—
Other costs and expenses	1,578,861	1,470,741	1,280,333	1,138,879	1,018,961

Total costs and expenses	1,600,127	1,470,741	1,280,333	1,191,980	1,018,961

Operating income	443,566	425,109	379,216	290,047	319,305
Interest expense, net	19,632	16,707	18,458	14,517	13,519

Income before income taxes	423,934	408,402	360,758	275,530	305,786
Income taxes	139,256	138,851	101,162	84,439	100,735

Net income	$284,678	$269,551	$259,596	$191,091	$205,051

Basic and fully diluted earnings per share of common stock	$1.55	$1.43	$1.40	$1.19	$1.28
Weighted average number of share of common stock – diluted (thousands)	183,492	188,759	185,401	159,953	159,953
Dividends per share of common stock (post initial public offering)	$0.36	$0.28	$0.14	$—	$—

Consolidated Balance Sheets Data
Cash and cash equivalents	$101,636	$157,602	$176,083	$186,182	$129,301
Total assets(4)	$1,992,627	$1,797,131	$1,744,987	$1,596,863	$1,756,869
Long-term debt(5)	$398,487	$394,831	$393,701	$87,970	$246,841
Total liabilities(5)	$852,223	$795,048	$726,583	$1,557,485	$735,180
Total stockholders’ equity(6)	$1,140,404	$1,002,083	$1,018,404	$39,378	$1,021,689

Other Financial Data
EBITDA(7)	$534,844	$508,704	$451,911	$362,046	$388,313
Capital expenditures	$174,247	$175,541	$180,049	$218,607	$197,810
Operating margin(8) (%)	21.7%	22.4%	22.9%	19.6%	23.9%
EBITDA margin(7) (%)	26.2%	26.8%	27.2%	24.4%	29.0%

Other Operating Data
Total systemwide sales growth(10)(11)	8.3%	10.2%	12.8%	9.5%	16.6%
Systemwide restaurant unit growth(10)	6.7%	5.7%	5.6%	6.0%	7.7%
Canada average same-store sales growth(10)(12)	4.4%	6.1%	7.7%	5.5%	7.8%
U.S. average same-store sales growth(10)(12)	0.8%	4.1%	8.9%	7.0%	9.8%
Restaurants open at end of period – Canada
Company-operated	15	30	34	33	31
Franchise	2,902	2,793	2,677	2,564	2,439
Restaurants open at end of period – U.S.
Company-operated	19	42	61	62	67
Franchise	501	356	275	226	184

Total	3,437	3,221	3,047	2,885	2,721

Average sales per standard restaurant:(9)
Canada (in thousands of Canadian dollars)(10)	$1,955	$1,888	$1,793	$1,673	$1,584
U.S. (in thousands of U.S. dollars)(10)	$930	$956	$944	$900	$896
U.S. (in thousands of Canadian dollars)(10)	$977	$1,023	$1,070	$1,089	$1,166

(1)	Fiscal years include 52 weeks, except for fiscal 2004 which included 53 weeks.

(2)

Our selected historical consolidated financial data have been derived from our audited historical Consolidated Balance Sheets at December 28, 2008, December 30, 2007, December 31, 2006, January 1, 2006 and January 2, 2005 and the results of operations and cash flows for each of the years ended December 28, 2008, December 30, 2007, December 31, 2006, January 1, 2006 and January 2, 2005.

(3)

Rents and royalties revenues consist of (a) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (b) rents, which consist of base rent and percentage rent in Canada and percentage rent only in the U.S. Rents typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 80 to 120 restaurants whose results of operations are consolidated with ours pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”), as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Definitions—Sales.” However, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, as well as distribution revenues. The reported franchise restaurant sales for the last five years were:

	Fiscal Years(1), (2)
	2008	2007	2006	2005	2004
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$4,546,027	$4,197,478	$3,821,857	$3,410,583	$3,137,898
U.S. (in thousands of U.S. dollars)	$345,429	$301,255	$246,343	$199,098	$163,359

(4)

Notes and accounts receivable from Wendy’s were set off against notes and accounts payable to Wendy’s, with the net notes and accounts receivable from Wendy’s being distributed by us to Wendy’s, effective in the fourth quarter of 2005. Notes and amounts receivable from Wendy’s were:

	Fiscal Years(1), (2)
	2008	2007	2006	2005	2004
	(in thousands)
Notes receivable from Wendy’s included in current assets	$—	$—	$—	$—	$173,747
Notes receivable from Wendy’s included in long-term assets	$—	$—	$—	$—	$128,000
Accounts receivable from Wendy’s included in current assets	$—	$—	$406	$—	$52,192

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

	Fiscal Years(1), (2)
	2008	2007	2006	2005	2004
	(in thousands)
Notes payable to Wendy’s included in current liabilities	$—	$—	$—	$1,116,288	$185,725
Notes payable to Wendy’s included in long-term debt	$—	$—	$—	$—	$181,090
Amounts payable to Wendy’s included in current liabilities	$—	$—	$—	$10,585	$—

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

(7)

EBITDA is defined as net income before interest, taxes, depreciation and amortization, and EBITDA Margin represents EBITDA expressed as a percentage of Total revenues. EBITDA and EBITDA Margin are used by management as a performance measure for benchmarking against our peers and our competitors. We believe EBITDA and EBITDA Margin are useful to investors because they are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and EBITDA Margin are not recognized terms under GAAP. EBITDA should not be viewed in isolation and does not purport to be an alternative to net income as an indicator of operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to calculate EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, EBITDA does not include:

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

The following table is a reconciliation of EBITDA to our net income:

	Fiscal Years(1), (2)
	2008	2007	2006	2005	2004
	(in thousands)
Net income	$284,678	$269,551	$259,596	$191,091	$205,051
Interest expense, net	19,632	16,707	18,458	14,517	13,519
Income tax expense	139,256	138,851	101,162	84,439	100,735

Operating income	443,566	425,109	379,216	290,047	319,305
Depreciation and amortization	91,278	83,595	72,695	71,999	69,008

EBITDA*	$534,844	$508,704	$451,911	$362,046	$388,313

*	EBITDA includes and has not been adjusted for the Asset impairment and related closure costs of $21.3 million in fiscal 2008 or the goodwill and asset impairment charges of $53.1 million incurred in fiscal 2005.
(8)	Operating Margin represents operating income expressed as a percentage of total revenues.
(9)

Our standard restaurant typically measures between 1,400 to 3,090 square feet, with a dining room, a counter for placing orders and drive-thru service. Standard restaurants comprised 73% of our system as of December 28, 2008. We have “combination restaurants” that offer Tim Hortons and Wendy’s products at one location. Our combination restaurants typically have a common area dining room and separate counters and typically separate franchisees operate the two different concepts. In fiscal 2008, we had approximately 123 combination restaurants in Canada and 30 in the U.S.

(10)

Includes both franchised and Company-operated restaurants. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 80 to 120 restaurants under operator agreements whose results of operations are consolidated with ours pursuant to FIN 46R. However, franchise restaurant sales result in royalties and rental income, which are included in our revenues as well as distribution income. U.S. average sales per standard restaurant are disclosed in both Canadian and U.S. dollars, the reporting and functional currency, respectively, of our U.S. operations. The U.S. average sales per standard restaurant were converted into Canadian dollars for each year using the average foreign exchange rate in the applicable year. The U.S. average sales per standard restaurant, when converted into Canadian dollars, includes the effects of exchange rate fluctuations, which decreases comparability between the years. We believe the presentation of the U.S. dollar average sales per standard restaurant is useful to investors to show the local currency amounts for restaurants in the U.S. and provide transparency on the underlying business performance without the impact of foreign exchange.

(11)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from Ireland, Northern Ireland and the United Kingdom licensed locations.

(12)

Historically, in our U.S. business, a restaurant was included in our average same-store sales calculations beginning the 13th month after the restaurant’s opening. Commencing in the first quarter of 2008, we began calculating our Canadian average same-store sales growth on this basis as well. This change aligned same-store calculation methodologies between Canada and the U.S. and with current industry practices. The Canadian numbers set forth in the table above reflect recalculation of the historical numbers based on the new methodology. The change in methodology for Canada had a greater impact in historical years when we had higher new restaurant development activities relative to our lower historical total Canadian restaurant count, as compared to more recent years when new restaurant development represented a smaller percentage of our overall Canadian restaurant base. The U.S. methodology has not changed. Previously reported figures compared to the revised numbers noted above using the new methodology were disclosed in our first quarter 2008 Form 10-Q filed on May 7, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2008 Consolidated Financial Statements and accompanying Notes included elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2008 (“Annual Report”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of December 28, 2008, 3,403 or 99.0% of our restaurants were franchised, representing 99.5% in Canada and 96.3% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segmented financial performance. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also impact distribution income.

Commencing in December of 1995, we were a wholly owned subsidiary of Wendy’s International Inc. (“Wendy’s”), and our financial results were consolidated with those of Wendy’s and its other operating segments. For our historical financial information, refer to the periodic and annual reports filed by Wendy’s. In March 2006, we completed an initial public offering (“IPO”) pursuant to which public stockholders purchased 33.4 million shares, or 17.25%, of our outstanding common stock. Wendy’s continued to own 82.75% of our outstanding shares after the IPO and, therefore, our financial results continued to be consolidated with Wendy’s until September 29, 2006. On September 29, 2006, Wendy’s completed a spin-off of its remaining 82.75% controlling stake in the Company, representing approximately 160.0 million shares of our common stock, by a special pro rata distribution of such shares to its stockholders of record on September 15, 2006. With the completion of this distribution, we have operated as a widely held, standalone public company since September 2006.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). However this Management’s Discussion and Analysis of Financial Condition and Results of Operations may also contain certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with GAAP and a reconciliation to GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

Executive Overview

We franchise, and to a lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of December 28, 2008, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres. In the third quarter of 2007, we completed the roll-out of distribution of frozen and refrigerated products from our Guelph facility, which services approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 293 licensed locations in the Republic of Ireland, Northern Ireland, and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.”

Systemwide sales growth was 8.3% in fiscal 2008 (10.2% in fiscal 2007), as a result of continued same-store sales growth in Canada (and, to a lesser extent, in the U.S.) and new restaurant expansion in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In February 2008, we outlined our 2008 targets which included same-store sales growth, operating income growth, restaurant development and capital expenditure targets as well as guidance on our effective tax rate. Our same-store sales growth in Canada was 4.4%, which was within our targeted range of 4% to 6%, and 0.8% in the U.S., which was below our targeted range of 2% to 4%. Our operating income growth was 4.3% which was below our targeted growth rate of 10%. In fiscal 2008, we incurred costs related to restaurant closures and asset impairment of $21.3 million (discussed herein) and incurred costs related to a management restructuring of $2.5 million (net of savings). These charges were not contemplated at the time we set our operating income targets in February 2008. Operating income growth for 2008, excluding the impact of the asset impairment, closure costs and management restructuring charges was 9.9% (see reconciliation to U.S. GAAP operating income under “Selected Operating and Financial Highlights” below), just slightly below our 10% targeted rate. We opened 130 restaurants in Canada in 2008, in line with our target of 120 to 140 restaurants, and we opened 136 restaurants in the U.S., which was higher than our U.S. opening target of 90 to 110 restaurants, primarily as a result of the higher number of self-serve kiosks (73) opened as part of a strategic alliance. We spent $174.2 million in capital expenditures in fiscal 2008, which was below our targeted range of between $200 million and $250 million, primarily due to the higher number of self-serve kiosks open and a higher number of leased versus owned properties. Our effective tax rate was 32.8% for fiscal 2008, which was slightly below the targeted range of between 33% and 35%.

Fiscal 2008 same-store sales increased 4.4% in Canada (6.1% in fiscal 2007), including approximately 3.4% of pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as labour, coffee and other supplies, and utility costs. Frequency of visits moderated in Canada over 2008 with pricing contributing the majority of our growth in the year. Our U.S. same-store sales increased 0.8% in fiscal 2008 (4.1% growth in fiscal 2007), and we had approximately 2.2% of pricing in fiscal 2008, which, similar to our Canadian experience, did not translate fully into sales growth. Offsetting the pricing impact were lower transactions in our U.S. restaurants. We also lapped strong prior-year sales comparatives in both Canada and the U.S. Consumer cost pressures, including high gasoline prices for part of the year, could have also been a contributing factor (along with the weakening North American economy) to the overall sales results for the year. The fact that we did experience organic growth in Canada, however, in these challenging economic times, demonstrates our price/value position and our loyal customer base. As a result of pricing implemented in fiscal 2008, we currently expect that there will be approximately 1.0% pricing impact in same-store sales results in fiscal 2009 in both

Canada and the U.S. versus the comparable period in 2008, with the first quarter being higher. Price increases in both the U.S. and Canada do not necessarily translate into an equivalent level of sales growth, which largely depends on customer response to new pricing.

Same-store sales growth (Canada: 4.4% and U.S.: 0.8%), was driven by our promotional calendar, new product offerings, continuous improvement at restaurant level operations, and price increases in some regions of Canada and the U.S., as outlined above. Product innovation, such as the launch of specialty coffee in British Columbia (in late 2008) and Manitoba, continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. In 2009, we will continue to focus our efforts on driving same-store sales growth through our marketing and promotional activities, new product offerings (including targeted day-part offerings), and operational improvements, such as increased speed of service and enhancement of the overall customer experience.

Over 2008, there was significant global macro-economic turmoil, with heightened deterioration in the U.S., especially in the back half of the year. Canada experienced weakness over the year to a lesser extent than the U.S., although current conditions in Canada reflect market declines and challenging general business conditions overall in North America. Historically, we have proven to be fairly resilient in Canada during challenging economic times due, in part, to our quality product offering at a reasonable price. Our fiscal 2008 earnings performance and positive same-store sales growth in Canada demonstrates our brand strength in Canada in the face of unprecedented economic and consumer challenges. Our brand in the U.S. is less developed in certain regions, and we faced sales and earnings challenges in our U.S. segment due to the current economic conditions and continued intensive competitive activity. Throughout 2008 and current to 2009, our competitors have focused on discounting, “combo” product offerings, and value pricing activities in both the U.S. (2008/2009) and in Canada (commencing in 2009). Despite these challenges, we delivered a strong consolidated performance in the fourth quarter and year-to-date 2008, excluding the asset impairment and related closure costs. We are not immune to recessionary impacts, and we expect, overall, to see continued volatility quarter-to-quarter in the restaurant sector and continued challenges in the macro-economic environment. This challenging environment may result in continued pressure on customer visits in 2009.

In the fourth quarter of 2008, we announced that we would close up to 15 underperforming Company-operated stores in southern New England between the end of 2008 or at the beginning of 2009. We have concluded the process by closing 11 primarily Company-operated locations. The closure of such underperforming restaurants was consistent with our efforts to improve profitability in the U.S. As previously disclosed, the closure of these restaurants triggered an impairment review with respect to the remaining restaurants in the affected markets, which included Providence, Rhode Island and Hartford, Connecticut. An asset impairment charge of $13.7 million was recorded for the remaining locations, which, combined with the restaurant closure costs for the 11 closed restaurants of $7.6 million, totaled $21.3 million ($15.4 million on an after-tax basis). Our 2008 operating income target did not contemplate this impairment and restaurant closure charge, or the management restructuring charge that occurred in the second quarter of 2008. We believe the restaurant closures will have a positive long-term impact on the financial performance of the U.S. operating segment and potentially benefit sales of surrounding restaurants.

We opened a total of 266 restaurants in fiscal 2008 compared to 198 restaurants in fiscal 2007, including 73 self-serve kiosks (2007: 15 self serve kiosks). Our restaurant development program is typically highest in the fourth quarter each year. We execute our development activities prudently and only with what we believe to be the right opportunities. In 2008, we shifted our U.S. restaurant development focus towards smaller restaurants, a higher mix of non-standard units, including self-serve kiosks as well as strategic alliances and co-branding opportunities. In 2009, we will continue to focus our development of standard, full-serve restaurants (30 to 40 targeted) in our substantial regional markets in the U.S., such as New York, Ohio, and Michigan. This growth will be complemented by non-standard locations and sites from strategic alliances.

As mentioned above, we continue to pursue strategic alliances with third parties for restaurant development opportunities in the U.S. and Canada. Self-serve kiosks leverage a Tim Hortons platform in place in 293 locations in the convenience channel in the Republic of Ireland, Northern Ireland, and the United Kingdom, and provide a new avenue for growth while increasing brand exposure. Our self-serve kiosk units are included in our restaurant count for the U.S. and Canada, but are not expected to produce the same level of rents and royalties and distribution revenues as other non-standard restaurants, and the financial arrangements with our strategic business partners for these ventures may differ from our other typical franchise models.

In fiscal 2008, our revenues increased $147.8 million, or 7.8%, over fiscal 2007. These increases were primarily a result of continued average same-store sales gains in Canada and growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution revenues. Distribution represents 57.4% of our total revenues and is the largest portion of our revenues. Distribution sales increased as a result of growth in system restaurants and well as the completion of our implementation of frozen and refrigerated distribution from our Guelph, Ontario facility in the third quarter of 2007.

Operating income increased $18.5 million, or 4.3%, in fiscal 2008 compared to fiscal 2007, primarily as a result of higher year-over-year revenues, discussed above. Operating income gains in fiscal 2008 were also realized from lower other expense, which was primarily related to certain foreign exchange gains in 2008 versus foreign exchanges losses in 2007. Partially offsetting these operating gains were the asset impairment and related closure costs of $21.3 million (see below), higher operating expenses arising primarily from a higher number of properties that we own or lease and then sublease to franchisees, higher general and administrative expenses, lower equity income, and lower contribution from our U.S. operating segment. Operating income growth excluding asset impairment and related closure costs of $21.3 million and restructuring charges (net of savings) of $2.5 million incurred in fiscal 2008 was 9.9% (refer to our U.S. GAAP reconciliation to operating income below). In fiscal 2008, our net income increased $15.1 million, or 5.6%, compared to fiscal 2007. The increase in net income was primarily a result of the higher operating income, partially offset by higher net interest expense and slightly higher income tax expense. Our net income growth rate of 5.6% was higher than operating income growth of 4.3%, due primarily to the lower effective tax rate in fiscal 2008 versus fiscal 2007.

Earnings per share increased to $1.55 in fiscal 2008 compared to $1.43 in fiscal 2007. The diluted weighted average number of shares outstanding in fiscal 2008 was 183.5 million, which was 2.8% lower than the diluted weighted average share count in fiscal 2007, primarily as a result of our share repurchase program.

As part of our vertical integration strategy, we plan to construct a new coffee roasting facility, which will be located in Hamilton, Ontario and has a planned opening in late 2009. We currently expect to invest approximately $30 million in this facility, primarily in 2009. Consistent with our vertical integration investment strategy, the new roasting facility will provide system benefits important to our franchisees and the Company. When fully operational, this facility, coupled with our existing coffee roasting operation in Rochester, New York, will provide at least 75% of our total coffee requirements. Equally important, our green coffee blending capability will help us protect the quality, integrity and supply of our proprietary coffee blend from bean to cup, at a very competitive rate for our franchisees and provide for a reasonable return on our investment. We continue to selectively invest in growth opportunities for our business and believe our financial position is a key enabler of our future growth.

The Company completed its second $200 million share repurchase program on October 30, 2008. A total of approximately 6.0 million shares were repurchased under the 2007–2008 program, which commenced in November 2007. Under our two share repurchase programs, we have repurchased a combined total of approximately 11.8 million shares, representing approximately 6.1% of shares outstanding at the time the initial share repurchase program was approved in November 2006.

We plan to commence a previously approved $200 million, twelve-month share repurchase program in March 2009. Timing of share purchases in the program will initially be solely at our discretion given prevailing market conditions, cost, and other considerations, unlike the previous program which included a 10b5-1 program. The new program is subject to receipt of final regulatory approval, and represents a planned allocation of up to $200 million, or a maximum of 5%, of the Company’s outstanding shares at the time of regulatory approval. The share repurchase program reflects the Company’s focus of creating value for shareholders and our strong cash flow and financial position. If a subsequent decision is made to proceed with changes to the Company’s corporate structure (see below), timing of share repurchases could be affected, including potentially deferring future purchases subsequent to the first quarter until after a transaction is implemented.

Also with respect to returning value to our shareholders, consistent with our current dividend policy of paying a total of 20% to 25% of prior year, normalized annual net earnings in dividends each year, our Board of Directors approved a 28.6% increase in the quarterly dividend to $0.09 per share in February 2008. We paid dividends at this rate in March, June, September and December 2008. Our Board of Directors has approved a further 11.1% increase in the quarterly dividend to $0.10 per share in February 2009 and declared a quarterly dividend at this new rate payable on March 17, 2009 to shareholders of record as of March 3, 2009. The payment of future dividends remains subject to the discretion of our Board of Directors. Since becoming a public company in March 2006, we have declared and paid ten consecutive quarterly dividends, payable in Canadian dollars. In fiscal 2008, we paid approximately $66.1 million in dividends to our stockholders.

We commenced a review in the fourth quarter of 2008, with the support of external advisors, to assess various opportunities related to our corporate structure. This review is focused on tax and operational efficiencies and also addresses changes to the Canada-U.S. tax treaty ratified in December of 2008 which, if not addressed, could negatively affect our effective tax rate. This review was undertaken as a result of the expiry of time constraints under U.S. tax rules and the tax sharing agreement we entered into at the time of our IPO that limited our ability to engage in certain acquisitions, reorganizations and other transactions that could have affected the tax-free nature of the spin-off from Wendy’s. Now that the time constraints have expired, we believe that opportunities may exist for us to achieve significant financial and other benefits from reorganizing our corporate structure, including potentially converting our parent company from a U.S. to a Canadian corporation. Based on the evaluations that we have conducted thus far, and which are ongoing, we believe that such an event would be in the best interest of our shareholders, driving long-term value by bringing our effective tax rates closer to Canadian statutory rates. We would also expect to incur certain charges for discrete items, the majority of which would be non-cash, and transactional costs in the year of implementation. If we were to implement such a transaction in 2009, the impact of the charges and costs would result in our 2009 targeted tax rate exceeding the identified range (see “2009 Targets and Outlook”, below) and, potentially, could cause our targeted operating income to fall below the expected range. Benefits of the transaction would be expected to occur in 2010 and future years, as the effective tax rate would be expected to decline. There can be no assurance that we will be able to complete a reorganization of our Company or any other transaction for that matter or that the expected benefits will ultimately be realized, given the various assessments, conditions, and approvals that remain outstanding in connection with the initiatives described above.

2009 Targets and Outlook

In fiscal 2009, we are targeting same-store sales growth of 3% to 5% in Canada and 0% to 2% in the U.S. We have established these growth targets in a climate of challenging macro economic circumstances and competitive activities that might create variability quarter-to-quarter or potentially impede our ability to achieve these targets. We continue to focus on growth strategies that have been successful in the past, including menu innovation and operational initiatives, such as our new cashless payment systems and improving speed of service, particularly in our drive-thrus, and other activities which we believe will help offset the impact of these challenges, including offering “combo” pricing and product bundling promotions. We also continue to look for efficiencies in our operations and help our franchisees to do the same at restaurant level. We are also modifying our approach to restaurant development in light of the challenging economic times, including decreasing the size of our restaurants, pursuing strategic alliances and co-branding opportunities.

In 2009, we expect to open 120 to 140 restaurants in Canada and 30 to 40 full-serve restaurants in the U.S., complemented by non-standard locations and strategic alliances, including co-branding opportunities. On a systemwide basis, we expect to close 20 to 40 restaurants in the normal course of our business.

We anticipate our 2009 total capital expenditures will be between $180 million and $200 million, including capital expenditures for new restaurant development, remodelling, technology initiatives and other capital needs, including our new coffee roasting facility discussed above. We anticipate being able to fund these capital expenditures through free cash flow.

We are targeting operating income growth of 11% to 13% in 2009 over 2008, 6% to 8% adjusting for the 2008 restaurant closure costs and asset impairment charge. Our operating income target includes a target of break-even operating income performance for our U.S. segment on a full year basis and assumes a gradual recovery in the North American economy in the back half of 2009. Fiscal 2009 will have 53 weeks which has approximately 1% positive impact to operating income growth and is included in our target. The cost of implementation of any potential restructuring transaction is excluded from this target. We estimate that our effective tax rate will be between 32%-34%, subject to some quarterly variations, and subject to our implementation of a restructuring transaction (see above).

These financial targets are for 2009 only. These targets are forward-looking and are based on our expectations and outlook and shall be effective only as of the date the targets were originally issued on February 20, 2009. Except as required by applicable securities laws, we do not intend to update our annual financial targets. These targets and our performance generally is subject to various risks and uncertainties (“risk factors”) which may impact future performance and our achievement of these targets. Refer to Item 1A of this Annual Report on Form 10-K for a description of our risk factors.

Selected Operating and Financial Highlights

	Fiscal Years
	2008	2007	2006
Systemwide sales growth(1)	8.3%	10.2%	12.8%
Average same-store sales growth
Canada(2)	4.4%	6.1%	7.7%
U.S.(2)	0.8%	4.1%	8.9%
Systemwide restaurants	3,437	3,221	3,047
Revenues (in millions)	$2,043.7	$1,895.9	$1,659.5
Operating income (in millions)	$443.6	$425.1	$379.2
Adjusted operating income (in millions)(3)	$467.4	$425.1	$379.2
Net income (in millions)	$284.7	$269.6	$259.6
Basic and diluted earnings per share	$1.55	$1.43	$1.40
Weighted average number of shares of common stock outstanding – Diluted (in millions)	183.5	188.8	185.4

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

(2)

Historically, in our U.S. business, a restaurant was included in our average same-store sales calculations beginning the 13th month after the restaurant’s opening. Commencing in the first quarter of 2008, we began calculating our Canadian average same-store sales growth on this basis as well. This change aligned same-store calculation methodologies between Canada and the U.S. and with current industry practices. The Canadian numbers set forth in the table above reflect recalculation of the historical numbers based on the new methodology. The change in methodology for Canada had a greater impact in historical years when we had higher new restaurant development activities relative to our lower historical total Canadian restaurant count, as compared to more recent years when new restaurant development represented a smaller percentage of our overall Canadian restaurant base. The U.S. methodology has not changed. Previously reported figures compared to the revised numbers noted above using the new methodology were disclosed in our first quarter 2008 Form 10-Q filed on May 7, 2008.

(3)

Adjusted operating income is a non-GAAP measure. The presentation of this non-GAAP measure is made with operating income, the most directly comparable U.S. GAAP measure. Management believes that pro-forma adjusted operating income information is important for comparison purposes to prior periods and for purposes of evaluating management’s operating income performance compared to target for 2008, which excludes asset impairment and related closure costs ($21.3 million) and the management restructuring charges, net of savings ($2.5 million). The asset impairment and related closure costs impacted two of our U.S. operating markets, which represents a very small portion of our overall operations. The adjustment is a more accurate assessment of our overall operating performance as it removes what we consider to be a disproportional impact of these markets on overall performance of our consolidated business. We evaluate our consolidated business performance and trends excluding amounts related to such items. Therefore, this measure provides a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

	Fiscal Years		Change from prior year		Fiscal Years		Change from prior year
	2008	2007	$	%	2007	2006	$	%
Reported operating income	$443.6	$425.1	$18.5	4.3%	$425.1	$379.2	$45.9	12.1%
Impairment and related closure costs	21.3	—	21.3	n/m	—	—	—	—
Restructuring, net of savings	2.5	—	2.5	n/m	—	—	—	—

Adjusted operating income	$467.4	$425.1	$42.3	9.9%	$425.1	$379.2	$45.9	12.1%

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.0% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our Republic of Ireland, Northern Ireland, and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee, labour, supplies, utility and other costs.

In fiscal 2008, Canadian average same-store sales increased 4.4% over fiscal 2007, which was our 17th consecutive annual increase in Canada. In fiscal 2007, Canadian average same-store sales increased 6.1% over fiscal 2006. In the U.S., average same-store sales (measured in U.S. currency) increased 0.8% in fiscal 2008 over 2007, which represented our 18th consecutive annual increase. In fiscal 2007, U.S. average same-store sales increased 4.1% over fiscal 2006.

Product innovation continues to be one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. New product offerings have historically contributed significantly to same-store sales growth. New or enhanced products in 2008 included iced cappuccino supreme beverages, new soup selections, strawberry blossom donut, maple-themed products, gourmet cookies, the breakfast B.E.L.T.™, breakfast combos with hashbrowns, and iced coffee in the U.S. In late 2008, we also rolled out our specialty coffee program in British Columbia, adding locations throughout Manitoba and other locations where we had been testing. In addition to food items, Tim Hortons restaurants sell a variety of promotional products on a seasonal basis and also sell home coffee brewers, canned coffee, boxed teas, mugs, teapots, and other products throughout the year. Commencing in late 2007 in Canada and in early 2008 in the U.S., the TimCard® was available for purchase. Additionally, in October 2008, we launched the TimShop®, an e-commerce platform, which currently serves Canadian residents. Customers have access to order a range of items such as gift baskets, coffee brewers and travel mugs and our full canned beverage line-up of coffee, teas, cappuccinos and hot chocolate online.

Marketing and promotional activities are also designed to drive same-store sales growth. In 2008, we began introducing targeted “combo” food programs at a variety of value points in response to the challenging economic environment, and we believe these programs reinforce our value proposition with U.S. consumers and position us well to build transactions. We have also started offering “combo” or product bundles to Canadian customers in 2009. Operational initiatives also contribute to sales growth. Our recent strategies include improved speed of service, particularly in our drive-thrus, as well as enhancing our customer’s overall dining experience inside our restaurants.

The following tables set forth average same-store sales increases by quarter for fiscal 2008, 2007, and 2006 and by year for the ten-year period from 1999 to 2008 on a comparable 52-week basis. Our historical average same-store sales trends are not necessarily indicative of future results.

	Historical Average Same-Store Sales Increase
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Canada(1)
2008	3.5%	5.7%	3.8%	4.4%	4.4%
2007	6.3%	6.6%	7.7%	3.8%	6.1%
2006	8.8%	6.2%	6.2%	9.9%	7.7%
U.S.(1)
2008	1.0%	3.1%	(0.6)%	(0.1)%	0.8%
2007	4.0%	3.8%	4.5%	4.2%	4.1%
2006	9.8%	8.4%	9.2%	8.3%	8.9%

	Canada	U.S.
2008	4.4%	0.8%
2007	6.1%	4.1%
2006	7.7%	8.9%
2005	5.5%	7.0%
2004	7.8%	9.8%
2003	5.3%	4.5%
2002	7.9%	9.9%
2001	8.5%	7.7%
2000	9.8%	12.7%
1999	11.1%	13.9%
10-year average	7.4%	7.9%

(1)

For Canadian and U.S. restaurants, average same-store sales is calculated by including restaurants beginning in the 13 th month following the restaurant’s opening. See Note (2) under “Selected Operating and Financial Highlights” above.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for our 2008, 2007, and 2006 fiscal years:

	Fiscal Year 2008			Fiscal Year 2007			Fiscal Year 2006
	Standard and Non-standard	Self-serve Kiosks	Total	Standard and Non-standard	Self-serve Kiosks	Total	Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	130	—	130	130	—	130	145	—	145
Restaurants closed	(31)	(5)	(36)	(16)	(2)	(18)	(26)	(5)	(31)

Net change	99	(5)	94	114	(2)	112	119	(5)	114

U.S.
Restaurants opened	63	73	136	53	15	68	52	—	52
Restaurants closed	(14)	—	(14)	(6)	—	(6)	(4)	—	(4)

Net change	49	73	122	47	15	62	48	—	48

Total Company
Restaurants opened	193	73	266	183	15	198	197	—	197
Restaurants closed	(45)	(5)	(50)	(22)	(2)	(24)	(30)	(5)	(35)

Net change	148	68	216	161	13	174	167	(5)	162

In our U.S. segment, while our core strategy of developing standard restaurants remains unchanged, we have recently modified our restaurant development plan to include a higher proportion of our self-serve kiosk platform and to expand our use of full-serve non-standard units in order to continue to seed our brand, both of which creates greater market penetration while being less capital intensive. We believe that this approach ultimately will allow us to broaden brand awareness and convenience in a cost-efficient manner. As stated above, we will continue to develop standard restaurants as well, and we have targeted 30 to 40 restaurants, which will primarily be full-service standard restaurant formats, over 2009. We will primarily target our substantial U.S. regional markets such as New York, Ohio and Michigan for growth of standard restaurant locations, and we will adjust certain factors in our standard restaurant development, including reducing the size of our restaurants, which will better match the needs of our customers with the restaurant design while also creating efficiencies for our franchisees and us.

From the beginning of 2006 to the end of fiscal 2008, we opened 552 system restaurants including both franchised and Company-operated restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually, the majority of which are in Canada. Restaurant closures typically result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. Restaurant closures made in the normal course typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. In 2008, we closed a total of 50 restaurants, which was higher than our typical range of 20 to 40 system restaurants per year. The 2008 restaurant closures included the closure costs associated with the closure of 10 restaurants in the fourth quarter of 2008 in southern New England (one additional restaurant was closed by February 1, 2009 for a total of 11 closures in southern New England), outside of the normal course of operations, as a result of a strategic profitability review of our U.S. operations.

The following table shows our restaurant count as of the end of fiscal 2008, 2007 and 2006 and provides a breakdown of our Company-operated and franchised restaurants. Our system includes over 3,400 restaurants across Canada and the U.S. At December 28, 2008, 3,403 restaurants, or 99.0%, were franchised restaurants (representing 99.5% in Canada and 96.3% in the U.S.).

Systemwide Restaurant Count

	Fiscal Year
	2008	2007	2006
Canada
Company-operated	15	30	34
Franchised – self-serve kiosks	99	104	106
Franchised – standard and non-standard	2,803	2,689	2,571

Total	2,917	2,823	2,711

% Franchised	99.5%	98.9%	98.7%
U.S.
Company-operated	19	42	61
Franchised – self-serve kiosks	88	15	—
Franchised – standard and non-standard	413	341	275

Total	520	398	336

% Franchised	96.3%	89.4%	81.8%
Total system
Company-operated	34	72	95
Franchised – self-serve kiosks	187	119	106
Franchised – standard and non-standard	3,216	3,030	2,846

Total	3,437	3,221	3,047

% Franchised	99.0%	97.8%	96.9%

Over the last few years, we have been actively converting many of our U.S. Company-operated restaurants to operator agreements. Initially, after conversion, we may provide additional relief to the operator, and we may be required to consolidate these restaurants in accordance with FIN 46R. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company. The effect of these conversions to date has been slightly accretive to operating income.

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We have started to develop international operations in the Republic of Ireland, Northern Ireland, and the United Kingdom, primarily in the form of branded licensed self-serve kiosk locations. At this time, this business contributes nominal amounts to distribution sales and royalties revenues as well as to consolidated operating income and, as a result, these operations are included in Corporate charges in our segmented operating results.

The following tables contain information about the operating income (loss) of our reportable segments:

	Fiscal 2008 Compared to Fiscal 2007
	2008	% of Revenues	2007	% of Revenues	Change
					Dollars	Percentage
	(In thousands, except where noted)
Operating Income (Loss)
Canada	$507,006	24.8%	$467,884	24.7%	$39,122	8.4%
U.S(1)	(26,488)	(1.3)%	(4,804)	(0.3)%	(21,684)	n/m

Segment operating income	480,518	23.5%	463,080	24.4%	17,438	3.8%
Corporate charges(2)	(36,952)	(1.8)%	(37,971)	(2.0)%	1,019	(2.7)%

Total operating income	$443,566	21.7%	$425,109	22.4%	$18,457	4.3%

	Fiscal 2007 Compared to Fiscal 2006
	2007	% of Revenues	2006	% of Revenues	Change
					Dollars	Percentage
	(In thousands, except where noted)
Operating Income (Loss)
Canada	$467,884	24.7%	$410,582	24.7%	$57,302	14.0%
U.S.	(4,804)	(0.3)%	1,736	0.1%	(6,540)	n/m

Segment operating income	463,080	24.4%	412,318	24.8%	50,762	12.3%
Corporate charges(2)	(37,971)	(2.0)%	(33,102)	(2.0)%	(4,869)	14.7%

Total operating income	$425,109	22.4%	$379,216	22.9%	$45,893	12.1%

(1)	Includes $21.3 million of asset impairment and related closure costs in 2008.
(2)

Corporate charges include certain overhead costs that are not allocated to individual business units, the impact of certain foreign currency exchange gains and losses, as well as a nominal amount of income from international operations (discussed below). In fiscal 2008, corporate charges included a restructuring charge, net of savings, of $2.5 million.

n/m – The comparison is not meaningful.

Fiscal 2008 compared to Fiscal 2007

Segment operating income increased $17.4 million, or 3.8%, in fiscal 2008 to $480.5 million compared to $463.1 million in fiscal 2007, and, as a percentage of total revenues, was 23.5% and 24.4%, respectively. Included in our 2008 segment operating income was $21.3 million of asset impairment and related closure costs that were recorded in our U.S. segment. Excluding the asset impairment and related closure costs, segment operating income would have increased $38.7 million, or 8.4% to $501.8 million. In addition, operating income as a percentage of total revenues would have been 24.6% with underlying growth coming entirely from the Canadian segment.

Canada

Our Canadian segment operating income increased $39.1 million, or 8.4%, from $467.9 million in fiscal 2007 to $507.0 million in fiscal 2008. Canadian segment operating income and margins benefited from an increase in systemwide sales, which includes sales from new restaurants, net of closures, and same-store sales growth. Canadian same-store sales growth was 4.4% in fiscal 2008, of which pricing accounted for approximately 3.4%. Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs, changes in commodity costs, and utility and other costs. We typically expect price increases in one or more markets throughout a given year; however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing. In fiscal 2008, we opened 130 restaurants in Canada and closed 36, compared to opening 130 restaurants and closing 18 in fiscal 2007. In 2009, we will continue our focus on driving same-store sales, including through new product offerings, marketing and promotional programs, and operational initiatives.

Canadian systemwide sales growth drove higher rents and royalties income as well as higher income from our distribution business. The distribution business also benefited from incremental income related to a full year of frozen and refrigerated product distribution from our Guelph facility (rollout completed in third quarter 2007) in addition to operational efficiencies realized at this facility during 2008 (see below). Partially offsetting this growth was higher general and administrative expenses, due largely to additional headcount required to support the growth of our business, and lower equity income year-over-year primarily because fiscal 2007 included a discrete non-cash tax benefit that was recognized by our bakery joint venture.

The Guelph distribution facility commenced operations in the first quarter of 2006. In April 2006, we started the transition to three-channel delivery from this distribution centre. Three-channel delivery has shelf-stable, refrigerated and frozen product on the same truck. This facility now services approximately 85% of our Ontario restaurants for shelf-stable, refrigerated and frozen products. During the phase-in period for refrigerated and frozen distribution in 2006 and the first half of 2007, we faced higher distribution costs without the full benefit of the new distribution revenues. Sales margins on frozen and refrigerated products are typically lower than for some of our other products but have contributed positively to our net income in fiscal 2008 and fiscal 2007. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our restaurants efficiently and effectively while contributing to our profitability.

U.S.

In 2008, our U.S. segment had an operating loss of $26.5 million, compared to an operating loss of $4.8 million in 2007. The significant increase in our U.S. segment operating loss was primarily due to the $21.3 million asset impairment and related closure costs recorded during the fourth quarter of 2008 (see below). Excluding the asset impairment and related closure costs, our operating loss in the U.S. segment would have been $5.2 million, an increase of $0.4 million over the 2007 loss. Higher relief provided to certain franchisees, particularly as we transition more Company-operated restaurants to franchisees or operator agreements, contributed to a higher operating loss. Partially offsetting these factors were improved rents and royalties revenues and distribution and manufacturing income derived from overall systemwide sales growth and lower losses from Company-operated restaurants as a result of the transition of Company-operated restaurants to franchisee or operator agreements.

We anticipate that our U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we expand our new unit growth, although our goal is break-even operating income performance for fiscal 2009 on a full-year basis. When we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on past experience, as we add new restaurants in developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief of rents and royalties, and in some cases, relief for other operating costs, for a period of time to support these franchisees. Such relief offsets our rent and royalty revenues. In developing markets, when we transition a restaurant from a Company-operated restaurant to either a full franchised restaurant or a restaurant governed by an operator agreement, we also generally provide relief to the franchisee for an initial period.

In response to some of the economic challenges, we may, from time to time, adjust certain factors in our restaurant development plan, including items such as size or type of restaurant or timing and number of openings, and we will maintain a disciplined approach to new restaurant development. As the state of the U.S. economy deteriorated fairly rapidly, we made some refinements to our U.S. business approach in the latter half of 2008 as part of our evolving response to the current economic climate. We leveraged our self-serve kiosk platform and expanded our use of full-serve non-standard units to continue to seed our brand, creating greater market penetration while being less capital intensive. We also continue to look at other strategic development opportunities to grow the business, including co-branding. This approach ultimately allows us to broaden brand awareness and convenience in a more capital efficient manner.

We have also adapted our marketing and promotional activities to the challenging economic environment and related circumstances. We have seen a high amount of competitive discounting and, as a result, we have introduced targeted “combo” food programs at a variety of value price points, with the intent to strengthen and build on our price/value position and enhance this message with U.S. and Canadian consumers in a tangible way. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our franchisees to communicate and interact with customers in a manner that responds to their current situation and the economic environment. We believe that these business refinements will help, over time, to position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

In the fourth quarter of 2008, we began a strategic review of the U.S. operations, including a profitability review. As part of this review, we made the decision to close 11 restaurants in two southern New England markets, of which 10 were closed in December 2008 and one was closed by February 1, 2009. These closures resulted in restaurant closure costs of $7.6 million, primarily consisting of lease termination costs and asset impairment costs. As previously disclosed, the closure of these restaurants also triggered an impairment review relating to the two affected markets, which resulted in an impairment charge of $13.7 million related to the remaining assets in these markets. These costs, totaling $21.3 million, have been recorded in the Consolidated Statement of Operations under “Asset impairment and related closure costs.” We expect the rationalization of these underperforming restaurants will ultimately contribute to improved profitability and potentially improve sales performance at our remaining restaurants nearby. These closures were also intended to help position the U.S. business to achieve break-even operating income performance by year-end 2009 on a full-year basis. In considering our ability to achieve this objective for 2009, we have assumed that a gradual recovery in the U.S. economy will occur later in the year. We will continue to implement various strategies and initiatives, including those discussed above, in order to work toward achieving our goal of break-even operating income performance in 2009, on a full year basis. If, however, these strategies are not successful or we otherwise experience difficulties in achieving these targets, we may need to close additional restaurants, which, in turn, may lead to an additional impairment review (and potential charges) in fiscal 2009 or future years.

During fiscal 2008, we opened 136 new restaurants, including 73 self-serve kiosks, and closed 14 restaurants in the U.S., as compared to opening 68 new restaurants, including 15 self-serve kiosks, and closing 6 restaurants in fiscal 2007. Our 2008 restaurant openings included 73 self-serve kiosks, of which 71 were part of a strategic alliance with Tops Friendly Markets and are located in Tops stores in western and central New York, and northern Pennsylvania. Our 2007 restaurant openings included 15 self-serve kiosks, which were part of a strategic alliance with an operator of a national gasoline retailer in the U.S. As a result of the foregoing growth, we achieved our target of having 500 restaurants operating in the U.S. by the end of fiscal 2008, with the opening of our 500th restaurant in Detroit in the fourth quarter. We ended the year with 520 restaurants, and we believe we have now achieved a critical mass of restaurants in the U.S. sufficient to position us toward improved profitability of the U.S. segment.

Pricing did not fully translate into sales growth for our U.S. segment in 2008 as same-store sales increased 0.8%, while pricing represented approximately 2.2% of this growth, the net impact of which was essentially flat sales growth for 2008 despite the pricing increases for the year. We typically expect price increases in one or more regions during the course of the year, but there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing and potentially other macro-economic challenges. Sales growth achievement is more challenging in certain U.S. markets where we are less developed. We believe that the current economic environment and intense competitive activity has resulted in a decline in transactions in our U.S. operating segment.

Additionally, in 2008, we continued to focus on building up our franchise base by transitioning a number of our company-operated restaurants to franchise or operator agreements. This shift was part of our longer-term strategy, which we have now substantially achieved, of having a primarily franchised-system model, similar to our Canadian operations. At the end of 2008, approximately 96.3% of our U.S. restaurants were franchised compared to 89.4% at the end of 2007. Our historical experience indicates that franchised restaurants are more successful for the franchisee, and therefore us, over the long-term. While transitioning company-restaurants to franchise or operator agreements usually results in an initial increase in franchisee relief, particularly in our newer markets, and may increase the number of restaurants that we are required to consolidate in accordance with FIN 46R, this increase in relief is typically less than the operating loss we incur from operating the restaurants corporately resulting in a net slightly positive benefit to our U.S. segment.

We are typically able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth. Despite the current economic climate and credit conditions, our franchisees continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions. We are also beginning to experience a higher number of past-due notes under our franchise incentive program. In the event of default, we would take back ownership of the restaurant and equipment, which effectively collateralizes the note and, therefore, minimizes our risk.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $37.0 million in fiscal 2008 and $38.0 million in fiscal 2007. The $1.0 million decrease reflects the costs associated with the 2007 franchisee convention which did not recur in 2008, and we had certain foreign exchange gains in 2008 versus foreign exchange losses in the comparable period of 2007. In addition, we had lower printing and mailing costs due to our adoption of the SEC’s new “Notice and Access” model for the provision of proxy materials to shareholders through posting at a dedicated website where shareholders can view the information and vote on-line, as opposed to required printing and mailing of all materials to all of our shareholders. Partially offsetting these lower costs was a restructuring charge, net of savings, of $2.5 million incurred in 2008 and higher professional fees associated with a review of the corporate structure of the Company.

The Company, through a wholly-owned Irish subsidiary, has launched self-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland, Northern Ireland, and the United Kingdom. The self-serve kiosks, which feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins, were tested and introduced in the first half of 2007. As of December 28, 2008, there were 293 self-serve kiosks in licensed locations in the Republic of Ireland, Northern Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand. These kiosks are operated by independent licensed retailers. At present, the distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income, although it will result in incremental warehouse sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Fiscal 2007 compared to Fiscal 2006

Segment operating income increased $50.8 million, or 12.3%, for fiscal 2007 over 2006. Our Canadian segment operating income increased by $57.3 million, or 14.0%. Canadian average same-store sales increased 6.1% over the prior year, of which pricing contributed 1.9% of this increase. We opened 130 new system restaurants in 2007 and closed 18 restaurants. Overall, our total segment operating income from our reportable segments was 24.4% and 24.8% as a percentage of total revenues for the fiscal years 2007 and 2006, respectively. The overall margin decline was driven primarily by reduced profitability in our U.S. business.

In 2007, our U.S. operating segment had an operating loss of $4.8 million, compared to 2006 operating income of $1.7 million. The decrease in the U.S. segment operating income was primarily due to the following factors: increased relief given to franchisees, particularly as we transition more Company-operated restaurants to franchise or operator agreements; higher general and administrative expenses, as resources have been added to replace services previously provided by Wendy’s; lower income from coffee roasting operations, due primarily to foreign exchange fluctuations in the first quarter that are not expected to recur; lower franchise fee income, due primarily to the timing of revenue recognition from our franchise incentive program; and higher Company-operated restaurant losses. U.S. average same-store sales growth was 4.1% in 2007, of which pricing contributed 1.5% of this increase.

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

As of December 30, 2007, there were 143 self-serve kiosk locations in certain licensed locations in the Republic of Ireland and in the United Kingdom. The operating income from these combined international operations was trivial in fiscal 2007 (2006 – $nil). Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including same-store sales.

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

In 2007, we used information technology services from Wendy’s relating to our general ledger and U.S. fixed asset repository system. Charges for these services totalled $0.8 million in 2007 and were based on the charges outlined in the shared services agreement, which reduced as the required service levels declined. We terminated all services from Wendy’s under the agreement in December 2007 after the implementation of our own standalone general ledger and U.S. fixed asset repository system, although selected provisions of the agreement survive termination, including certain indemnification and limitation of liability clauses. Commencing with the implementation of our new systems, our general and administrative costs include depreciation and other costs for hosting and support services for our new general ledger and fixed asset repository.

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

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2008 and 2007. Financial definitions can be found immediately following “Liquidity and Capital Resources.”

Results of Operations

	Fiscal 2008 Compared to Fiscal 2007				Change from Prior Year
	2008	% of Revenues	2007	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,348,015	66.0%	$1,248,574	65.9%	$99,441	8.0%
Franchise revenues:
Rents and royalties(1)	601,870	29.5%	553,441	29.2%	48,429	8.8%
Franchise fees	93,808	4.6%	93,835	4.9%	(27)	—

	695,678	34.0%	647,276	34.1%	48,402	7.5%

Total revenues	2,043,693	100.0%	1,895,850	100.0%	147,843	7.8%

Costs and expenses
Cost of sales	1,180,998	57.8%	1,099,248	58.0%	81,750	7.4%
Operating expenses	216,605	10.6%	201,153	10.6%	15,452	7.7%
Franchise fee costs	87,486	4.3%	87,077	4.6%	409	0.5%
General and administrative expenses	130,846	6.4%	119,416	6.3%	11,430	9.6%
Equity (income)	(37,282)	(1.8)%	(38,460)	(2.0)%	1,178	(3.1)%
Asset impairment and related closure costs	21,266	1.0%	—	—	21,266	n/m
Other (income) expense, net	208	—	2,307	0.1%	(2,099)	n/m

Total costs and expenses, net	1,600,127	78.3%	1,470,741	77.6%	129,386	8.8%

Operating income	443,566	21.7%	425,109	22.4%	18,457	4.3%
Interest (expense)	(24,558)	(1.2)%	(24,118)	(1.3)%	(440)	1.8%
Interest income	4,926	0.2%	7,411	0.4%	(2,485)	(33.5)%

Income before income taxes	423,934	20.7%	408,402	21.5%	15,532	3.8%
Income taxes	139,256	6.8%	138,851	7.3%	405	0.3%

Net income	$284,678	13.9%	$269,551	14.2%	15,127	5.6%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 118 and 101 restaurants on average in fiscal 2008 and fiscal 2007, respectively, whose results of operations are consolidated with ours pursuant to

FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales were:

	Fiscal Years
	2008	2007
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$4,546,027	$4,197,478
U.S. (in thousands of U.S. dollars)	$345,429	$301,255

Revenues

Sales

In fiscal 2008, sales were $1,348.0 million, representing an increase of $99.4 million, or 8.0%, over fiscal 2007. Our sales include warehouse sales, sales from Company-operated restaurants, and sales from restaurants required to be consolidated under FIN 46R. Warehouse sales increased $106.6 million, or 10.0%, driven in part by $32.1 million in incremental sales from the rollout of frozen and refrigerated products from our Guelph distribution centre. The rollout was completed in the third quarter of 2007 and, therefore, primarily influenced warehouse sales growth during the first half of 2008. Another significant contribution to warehouse sales growth during fiscal 2008 was underlying product demand associated with systemwide sales growth, which reflects sales from a higher number of restaurants and higher same-store sales. Systemwide sales growth, excluding pricing impacts, represented approximately $39.6 million of total warehouse sales growth. In addition, higher warehouse sales (and corresponding costs—see below) were also driven by new products managed through our supply chain, representing approximately $15.3 million of the increase. Partially offsetting these growth factors were some sales related to specific 2007 programs, such as the uniform rollout, that did not recur in 2008. The remainder of warehouse sales growth is attributable to a combination of changes in product mix and pricing. Distribution sales represented approximately 57.4% of our total revenues in fiscal 2008 compared to 56.3% of our revenues in fiscal 2007. This change in revenues mix has an impact on overall margins since margins on some frozen and refrigerated products are lower than other products we distribute, but contribute positively to our operating income.

Company-operated restaurant sales were $38.3 million and $56.2 million in fiscal 2008 and 2007, respectively. The $17.9 million decrease was primarily due to a decrease in the number of Company-operated restaurants in 2008. In 2008, we operated, on average, 53 Company-operated restaurants compared to 82 Company-operated restaurants in 2007. On occasion, we may open more Company-operated restaurants when we enter new markets, and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the type of restaurant (standard or non-standard) and the timing of these events throughout the year. In addition, we closed 10 Company-operated restaurants in the fourth quarter of 2008 in our southern New England markets and recorded restaurant closure costs and an impairment charge related to these markets (see below). During fiscal 2008, we have transitioned many of our U.S. Company-operated restaurants to either franchise or operator agreements. While this may have the effect of lowering our sales from Company-operated restaurants, many of these restaurants meet the criteria set out in FIN 46R, thus requiring us to consolidate most of these restaurants under these rules and, therefore, consolidate their sales. As a result, we have increased the number of restaurants consolidated under FIN 46R—see below. In addition, restaurants operating under operator agreements often qualify for increased financial support, primarily in the area of rent and royalties relief (see “Franchise Revenues” below).

The consolidation of 118 and 101 restaurants, on average, during fiscal 2008 and 2007 under FIN 46R resulted in an increase in sales of $10.7 million from $125.3 million in fiscal 2007 to $136.0 million in fiscal 2008.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. While the U.S. dollar exchange rate experienced significant volatility during the fourth quarter of 2008, the average exchange rate for fiscal 2008 was not significantly different than the average exchange rate for fiscal 2007. Therefore, the value of reported sales for 2008 would have been approximately 0.1% higher had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $48.4 million, or 8.8%, in fiscal 2008 over 2007 which was fairly consistent with the fiscal 2008 systemwide sales growth of 8.3%. As new restaurants open and average same-store sales at existing restaurants increase, both our royalty and rental revenues increase because these are typically both based, in whole or part, on a percentage of sales. The Canadian segment contributed substantially all of this growth with $24.0 million of overall growth related to positive same-store sales growth and $22.9 million related to the net addition of 94 new restaurants in the system year-over-year. The U.S. segment experienced rents and royalties growth in excess of U.S. systemwide sales growth due to a shift from Company-operated restaurants to operator agreements. Higher growth in the U.S. was reduced to a large extent by higher relief provided to certain of our U.S. franchisees, due in part from the shift towards operator agreements as well as a result of the challenging economic times many of our franchisees faced in 2008.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. In the U.S., we have a franchise incentive program whereby revenue and related costs from the sale of initial equipment packages is deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognized on these franchise sales (See “The Application of Critical Accounting Policies—Revenue Recognition”).

Franchise fees of $93.8 million during fiscal 2008 were essentially unchanged from fiscal 2007. In 2008, we opened a total of 193 standard and non-standard restaurants, excluding self-serve kiosks, compared to 183 standard and non-standard restaurants openings in 2007. Non-standard restaurants include kiosks and locations in gas and convenience locations, hospitals, grocery stores, universities and office buildings and typically have lower initial franchise fees. In addition, we opened 73 self-serve kiosks in 2008 compared to 15 self-serve kiosks in 2007. While self-serve kiosks represented a disproportionate amount of overall unit growth in fiscal 2008, they did not represent a significant portion of franchise fees as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants due primarily to the size of the equipment package required. Additionally, although the 2008 franchise fees reflect a higher number of restaurant openings in 2008, they were offset by lower revenues from resales and replacements. A “replacement” restaurant refers to a site change that results in a rebuild generally within a one kilometer radius and typically generates a new franchise fee. We also had lower franchise fee revenues in the U.S. in 2008 as a result of the revenue recognition criteria for our franchise incentive program, referenced above.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. While the U.S. dollar exchange rate experienced significant volatility during the fourth quarter of 2008, the average exchange rate for fiscal 2008 was not significantly different than the average exchange rate for fiscal 2007. Therefore, the value of reported rents and royalties for 2008 would have been approximately 0.1% higher had there been no exchange rate movement. Franchise fee revenues are not earned evenly throughout the year, and for the U.S. business, depend largely on the revenue recognition criteria mentioned previously. As a result, franchise fee revenues for fiscal 2008 would have been 0.7% lower had there not been a change in the foreign exchange rates in effect at the time these revenues were recognized.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,181.0 million in fiscal 2008, an increase of $81.8 million, or 7.4%, compared to fiscal 2007. Our cost of sales includes warehouse cost of sales, cost of sales from Company-operated restaurants, and cost of sales from restaurants required to be consolidated under FIN 46R. This increase was primarily driven by an increase in warehouse cost of sales of $84.7 million, or 9.0%, during the year. Of this increase, $28.7 million was due to the increased cost of product and operating costs from the rollout of frozen and refrigerated distribution from our Guelph facility. Product demand from systemwide sales growth represented approximately

$35.2 million due to an increase in the number of restaurants opened and same-store sales increases. In addition, cost of sales increased $12.0 million due to new products being managed through our supply chain. Partially offsetting this growth were certain items included in warehouse cost of sales in 2007 that did not recur in 2008, such as the uniform rollout. The remainder of cost of sales growth was the result of a combination of product mix and cost increases.

Distribution cost of sales represented 63.8% of our total costs and expenses in fiscal 2008 as compared to 63.7% of our total costs and expenses in fiscal 2007. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee and sugar. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. See “Commodity Risks” below.

Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix (e.g., size, location, standard or non-standard) of Company-operated restaurants. These costs decreased by $19.5 million, or 30.3%, from $64.5 million in fiscal 2007 to $44.9 million in fiscal 2008 as a result of 29 fewer Company-operated restaurants, on average, during the year.

The consolidation of 118 and 101 restaurants, on average, under FIN 46R during fiscal 2008 and 2007, respectively, resulted in cost of sales of $115.1 million and $98.5 million, respectively. Cost of sales of FIN 46R restaurants were impacted by restaurant mix (e.g. size, location, standard or non-standard) and foreign exchange rates.

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. While the U.S. dollar exchange rate experienced significant volatility during the fourth quarter of 2008, the average exchange rate for fiscal 2008 was not significantly different than the average exchange rate for fiscal 2007. Therefore, the value of reported cost of sales for 2008 would have been approximately 0.2% higher had there been no exchange rate movement.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased by $15.5 million in fiscal 2008 as compared to fiscal 2007, representing an increase of 7.7%. The increase was mainly due to the increased number of restaurant openings and higher variable rent on existing properties due to sales growth, primarily in the Canadian business.

Rent expense and other property costs, as well as support costs, increased in fiscal 2008 as a result of 136 additional properties being leased and then subleased to franchisees since December 30, 2007. Rent expense also increased due to higher percentage rent costs on certain properties where we pay percentage rent, resulting from increased restaurant sales. In addition, depreciation expense was higher as the total number of properties owned or leased by us in Canada and the U.S., and then subleased to franchisees, increased by 166 properties to 2,726 compared to 2,560 such properties in fiscal 2007. Operating expenses will also increase as a result of higher depreciation expense from a higher number of system restaurants. Systemwide sales increases will also increase future operating expenses due to higher rent on variable rate leases and other factors.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. While the U.S. dollar exchange rate experienced significant volatility during the fourth quarter of 2008, the average exchange rate for fiscal 2008 was not significantly different than the average exchange rate for fiscal 2007. Therefore, the value of reported operating expenses for 2008 would have been approximately 0.2% higher had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs of $87.5 million were essentially flat from fiscal 2007, consistent with the change in franchise fee revenues noted above. Higher standard and non-standard franchise sales were offset in part by a lower number of resales and replacements as well as fewer franchise sales recognized in the U.S. due to the recognition criteria mentioned earlier. While overall restaurant openings were significantly higher than fiscal 2007, much of this growth was primarily from self-serve kiosks which typically have lower franchise fee costs than traditional standard and non-standard locations. In addition, increased support costs generally associated with establishing and/or developing our franchised restaurants, increased year-over-year franchise fee costs.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. Franchise fee costs are not incurred evenly throughout the year and for the U.S. and depend largely on the revenue recognition criteria mentioned previously. As a result, franchise fee costs for fiscal 2008 would have been 0.5% lower had there not been a change in the foreign exchange rates in effect at the time these revenues were recognized.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. As a percentage of revenues, general and administrative expenses increased marginally from 6.3% in 2007 to 6.4% in 2008. Our objective is for general and administrative expense growth not to exceed revenue growth (revenue growth was 7.8% in fiscal 2008). There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

General and administrative expenses increased $11.4 million from $119.4 million in fiscal 2007 to $130.8 million in fiscal 2008. The higher expense was the result of increased salaries and benefit expenses due to additional employees required to support the growth of the business, a restructuring charge, net of savings, of $2.5 million (see below), and higher professional fees associated with a review of the corporate structure of the Company, mentioned previously. Partially offsetting these higher expenses were costs associated with the 2007 franchisee convention did not recur in 2008.

On April 30, 2008, we announced changes to our executive management structure to both strengthen and streamline executive oversight of key business operations. In addition, certain employees left the organization under various retirement and other arrangements. A restructuring charge of $3.1 million was recorded in the second quarter of 2008 in general and administrative expense relating to these retirement and other arrangements. The restructuring yielded net savings in the second half of 2008 of approximately $0.6 million, for a net reduction in fiscal 2008 operating results attributable to these charges of $2.5 million.

Our Human Resource and Compensation Committee (“Committee”) changed the long-term incentive (or equity) compensation program in 2008 for our named executive officers, as follows: (i) we continued to issue restricted stock units, but they were conditional on the achievement of performance objectives over the prior fiscal year (“P+RSUs”), and (ii) we commenced an option program with linked or tandem stock appreciation rights (“SARs”). P+RSUs and options/SARs were granted in May 2008. We expect future grants will be in May of each year, subject in each case to the discretion of the Committee. Stock-based compensation costs, which are included in general and administrative expenses, were $9.6 million in fiscal 2008 compared to $8.6 million in fiscal 2007. The increase was primarily a result of the having more grants outstanding for the majority of 2008, vesting on average over a 30 month period, except for the immediate expensing of RSU grants for retirement eligible employees.

Our U.S. segment general and administrative expense is denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. While the U.S. dollar exchange rate experienced significant volatility during the fourth quarter of 2008, the average exchange rate for fiscal 2008 was not significantly different than the average exchange rate for fiscal 2007. Therefore, the value of reported general and administrative expenses for 2008 would have been approximately 0.3% higher had there been no exchange rate movement.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS which provides our system with par-baked donuts, Timbits, bread products, and most recently, pastries, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants to both Tim Hortons and Wendy’s Restaurants of Canada Inc.

In fiscal 2008, equity income was $37.3 million, representing a decrease of $1.2 million from fiscal 2007. Operating gains at our TIMWEN Partnership were essentially offset by lower income at our bakery joint venture primarily as a result of a discrete, non-cash tax benefit of $1 million recognized by our bakery joint venture in 2007 that did not recur, plus the impact of higher commodity costs, and commissioning costs for a new pastry line that was put into operation during the first quarter of 2008. The new pastry line began servicing system restaurants in a phased-in approach during the second quarter of 2008.

As we have previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. For instance, our bakery joint venture provides bakery products which do not necessarily have the same growth rate as total systemwide sales. In 2009, we expect commodity costs to increase, however, at this time, we do not anticipate that these cost increases will be passed along to franchisees. This is one of the ways we are helping to support our franchisees during these challenging economic times. This will affect the profitability at our bakery joint venture. As well, our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add properties to this venture in the future.

Asset Impairment and Related Closure Costs

As part of a strategic review of the U.S. operations, including a profitability review, we made the decision to close 11 restaurants in two southern New England markets, the majority being Company-operated restaurants, of which 10 were closed in December 2008 and one was closed by February 1, 2009. In total, asset impairment and related closure costs of $21.3 million were recorded in the fourth quarter of 2008 of which $7.6 million related to the restaurant closures and $13.7 million related to an asset impairment relating to the restaurants that continue to operate in the two affected markets. We expect the rationalization of these underperforming restaurants will ultimately contribute to improved profitability, and potentially improve sales performance at our remaining restaurants nearby.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, foreign exchange gains and losses and minority interest of variable interest entities consolidated in accordance with FIN 46R. In fiscal 2008, other expense, net, was $0.2 million versus $2.3 million of other expense, net, in fiscal 2007. The $2.1 million net decrease was primarily a result of foreign exchange gains in 2008 as opposed to foreign exchange losses in 2007 primarily related to foreign currency net asset positions. Foreign currencies strengthened substantially in late 2008 as opposed to weakening substantially in 2007.

Interest Expense

Total interest expense, including interest on our credit facilities, was $24.6 million in fiscal 2008 and $24.1 million in fiscal 2007. The increase of $0.5 million was primarily a result of higher interest on additional capital leases, partially offset by lower effective interest rates on our term debt.

Interest Income

Interest income was $4.9 million in fiscal 2008 and $7.4 million in fiscal 2007. The decrease of $2.5 million was primarily a result of lower overall rates of return on investments and lower overall non-restricted cash balances, which were partially offset by interest earned on restricted cash and cash equivalents and restricted investments relating to our TimCard®. Interest earned on restricted cash and cash equivalents and restricted investments of $0.6 million in fiscal 2008 was contributed to our advertising and promotion fund. The contribution is recorded in general and administrative expense.

Income Taxes

The effective income tax rate in fiscal 2008 was 32.8% compared to 34.0% in 2007, and slightly below our 2008 targeted range of between 33% and 35%. The variance is primarily explained by the reduction in Canadian federal statutory rates and withholding tax rates in 2008, offset by increases to valuation allowances relating to U.S. deferred tax assets. We expect our effective tax rate to be approximately 32% to 34% in 2009, although some volatility may be experienced between quarters, and this rate is subject to change if we implement a restructure transaction, discussed previously and below.

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

Under U.S. tax rules and the tax sharing agreement that we entered into at the time of our IPO, for a limited period of time we were not able to engage in certain acquisitions, reorganizations and other transactions that could affect the tax-free nature of the spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. These time constraints have now expired. We are currently assessing and will continue to assess during the first two quarters of 2009 initiatives that may be available to us relating to our corporate structure and implications of the Fifth Protocol of the Canada-United States Income Tax Convention, ratified in December 2008 by the Canadian and U.S. governments, including potentially reorganizing to become a Canadian public company. Based on our evaluation undertaken to date, we believe that if we were to reorganize as a Canadian public company, we would also expect to incur certain charges for discrete tax items, the majority of which would be non-cash, and transactional costs in the year of implementation. Strategic, operational, and tax benefits of such a transaction would be expected to occur in 2010 and future years, including an expected decline in our effective tax rate toward Canadian statutory rates. There can be no assurance that we will be able to complete a reorganization of our Company or any other transaction for that matter, or that the expected benefits will ultimately be realized. Commencing in 2010, if we maintain the current organizational structure, the impact of the Protocol will result in the Company’s effective tax rate increasing in excess of 35%.

We are party to a tax sharing agreement with Wendy’s, as subsequently amended on November 7, 2007 (amended tax sharing agreement), which sets forth the principles and responsibilities of Wendy’s and us regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The agreement is applicable for all taxation periods up to September 29, 2006. Commencing September 30, 2006, we became a standalone public company and, as a result, we file all U.S. tax returns independently from Wendy’s from that date forward. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As several years remain open to review and adjustment by Canadian taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes. No payments were made by either party to the other under this agreement during fiscal 2008.

Comprehensive Income

In fiscal 2008, comprehensive income was $368.2 million compared to $205.9 million in fiscal 2007. Net income increased $15.1 million in fiscal 2008 from fiscal 2007, as discussed above. Other comprehensive income included a translation adjustment gain of $82.9 million in fiscal 2008 compared to a translation adjustment loss of $60.9 million in fiscal 2007. Translation adjustment income (loss) arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the year-over-year change in other comprehensive income is attributable to a gain of $0.6 million related to cash flow hedges, net of taxes in fiscal 2008 compared to a loss of $2.8 million in fiscal 2007.

The exchange rate was Cdn. $1.2092 for US$1.00 on December 28, 2008 and was Cdn. $0.9805 for US$1.00 on December 30, 2007.

Fiscal 2007 Compared to Fiscal 2006

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2007 and 2006. Financial definitions can be found immediately following “Liquidity and Capital Resources.”

Results of Operations

	Fiscal 2007 Compared to Fiscal 2006				Change from Prior Year
	2007	% of Revenues	2006	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,248,574	65.9%	$1,072,405	64.6%	$176,169	16.4%
Franchise revenues:
Rents and royalties(1)	553,441	29.2%	503,375	30.3%	50,066	9.9%
Franchise fees	93,835	4.9%	83,769	5.0%	10,066	12.0%

	647,276	34.1%	587,144	35.4%	60,132	10.2%

Total revenues	1,895,850	100.0%	1,659,549	100.0%	236,301	14.2%

Costs and expenses
Cost of sales	1,099,248	58.0%	941,947	56.8%	157,301	16.7%
Operating expenses	201,153	10.6%	182,332	11.0%	18,821	10.3%
Franchise fee costs	87,077	4.6%	76,658	4.6%	10,419	13.6%
General and administrative expenses	119,416	6.3%	113,530	6.8%	5,886	5.2%
Equity (income)	(38,460)	(2.0)%	(35,236)	(2.1)%	(3,224)	9.1%
Other (income) expense, net	2,307	0.1%	1,102	0.1%	1,205	n/m

Total costs and expenses, net	1,470,741	77.6%	1,280,333	77.1%	190,408	14.9%

Operating income	425,109	22.4%	379,216	22.9%	45,893	12.1%
Interest (expense)	(24,118)	(1.3)%	(22,253)	(1.3)%	(1,865)	8.4%
Interest income	7,411	0.4%	11,671	0.7%	(4,260)	(36.5)%
Affiliated interest (expense), net	—	0.0%	(7,876)	(0.5)%	7,876	n/m

Income before income taxes	408,402	21.5%	360,758	21.7%	47,644	13.2%
Income taxes	138,851	7.3%	101,162	6.1%	37,689	37.3%

Net income	$269,551	14.2%	$259,596	15.6%	$9,955	3.8%

n/m	– The comparison is not meaningful.
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

Company-operated restaurant sales were $56.2 million and $69.9 million in fiscal 2007 and 2006, respectively. The $13.7 million decrease was primarily due to a decrease in the number of Company-operated restaurants in 2007. In 2007, on average, we operated 82 Company restaurants compared to 98 Company-operated restaurants in 2006. On occasion, we may open more Company-operated restaurants when we enter new markets, and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the type of restaurant (standard or non-standard) and the timing of these events throughout the year. During fiscal 2007, we have transitioned many of our U.S. Company-operated restaurants to either franchise or operator agreements. While this may have the effect of lowering our sales from Company-operated restaurants, many of these restaurants meet the criteria set out in FIN 46R, thus requiring us to consolidate some of these restaurants under these rules. As a result, we have increased the number of restaurants consolidated under FIN 46R—see below. In addition, restaurants operating under operator agreements often qualify for increased support, primarily in the area of rent and royalties relief (see “Franchise Revenues” below).

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

The consolidation of 101 and 88 restaurants, on average, under FIN 46R during fiscal 2007 and 2006, respectively, resulted in cost of sales of $98.5 million and $82.0 million, respectively. Cost of sales of FIN 46R restaurants were impacted by restaurant mix (e.g., size, location, type) and foreign exchange.

The strengthening of the Canadian dollar relative to the U.S. dollar during fiscal 2007 over 2006 reduced the value of reported cost of sales by approximately 0.9%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased by $18.8 million in fiscal 2007 as compared to fiscal 2006, which was an increase of 10.3%. Our Canadian operations contributed the majority of the change with an increase of $15.5 million in rent expense, depreciation and other property costs during the year. Rent expense increased $10.0 million due to higher percentage rent costs on certain properties resulting from increased systemwide sales and an increase of 74 properties being leased and then subleased to franchisees in Canada in 2007. As at December 30, 2007, there were 1,722 properties leased by us in Canada and then subleased to franchisees, compared to 1,648 such properties in fiscal 2006. Operating expenses will increase in the future as the number of properties we lease from third parties for restaurant sites grows for existing and new leased properties where we pay percentage rent to third parties. In addition, higher research and development costs in the area of new restaurant design and higher restaurant closure costs contributed to the year-over-year increase.

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

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, expenses related to restaurant closures, other asset write-offs, foreign exchange gains and losses and minority interest of variable interest entities consolidated in accordance with FIN 46R. In fiscal 2007, other expense, net, was $2.3 million versus $1.1 million of other expense, net in fiscal 2006. The $1.2 million net increase was a result of foreign exchange losses primarily related to U.S. dollar cash and other U.S. net assets held in some of our Canadian functional currency entities.

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

Affiliated interest expense was $7.9 million in 2006, as a result of the US$960.0 million note to Wendy’s that was repaid in March and April 2006. The US$960.0 million note to Wendy’s had a 3% per annum interest rate.

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

The effective income tax rate in fiscal 2007 was 34.0%, compared to 28.0% in 2006. In 2007, our effective tax rate was higher as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No.48—Accounting for Uncertainty in Income Taxes (“FIN 48”) and a related provision for uncertain tax positions of $4.0 million recorded during the year. In fiscal 2006, our effective tax rate was lower as a result of the favourable resolution of tax audits and the benefit of lower taxes on non-U.S. earnings and related tax credits.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $6.7 million in our liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additional amounts recognized in fiscal 2007 for tax positions related to the current and prior years, net of reductions for tax positions of prior years and settlements made for the year was approximately $1.3 million. Refer to Note 7 of the Consolidated Financial Statements for further details.

On November 7, 2007 the Company and Wendy’s entered into the amended tax sharing agreement. The allocation of taxes payable between the Company and Wendy’s, for the tax return relating to the year ended December 31, 2006 (which included the Company until September 29, 2006), described above, was adjusted in accordance with the amended tax sharing agreement with Wendy’s. We received $9.1 million from Wendy’s in 2007, in accordance with the amended tax sharing agreement with Wendy’s, as settlement for tax attributes used by Wendy’s and, to a lesser extent, the resolution of a separate tax matter between the parties. This payment was included in capital in excess of par value in the period in which it was received. See our Consolidated Financial Statements, Note 7 for further details.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through 2009. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

In fiscal 2008, we generated $356.0 million of cash from operations, as compared to cash generated from operations of $394.0 million in fiscal 2007, for a net decrease of $38.0 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes, we believe, given current market conditions, access would be limited or at a spread that may not be attractive, but that the strength of our balance sheet would allow us to borrow additional funds if we maintain our strong capital structure. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities and may take longer to fund in the current environment. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us.

Our senior bank facility, which consists of a $300 million term loan and two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 13 financial institutions, of which Canadian financial institutions hold approximately 58% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite current market conditions.

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. In fiscal 2009, we expect to open 120 to 140 restaurants in Canada and 30 to 40 full-serve restaurants in the U.S., complemented by non-traditional locations, including self-serve kiosks and strategic alliances. Our 2009 capital expenditures also includes approximately $30 million relating to the construction of a new coffee roasting facility in Hamilton, Ontario.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At December 28, 2008, we had approximately $391.6 million in term debt and capital leases included in long-term obligations on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our stockholders through a combination of our share repurchase program and dividends. Given the recent credit concerns in financial markets, currently, when investing our cash, we are more focused on capital preservation than yield.

In fiscal 2008, we continued to repurchase shares under our previously announced stock repurchase program, which authorized the Company to repurchase up to $200 million of common stock. In fiscal 2008, we spent approximately $164.0 million to repurchase approximately 5.0 million shares under this program. As at December 28, 2008, we had purchased an aggregate of approximately 6.0 million shares for a total cost of $199.5 million under the 2007-2008 $200 million repurchase program, which was concluded on October 30, 2008. In addition, $1.3 million was spent to purchase shares from the TDL Employee Benefit Trust (“Trust”) (see below). The Trust used the funds from this purchase to fulfill withholding obligations required by the settlement of RSU’s from the Trust.

Since initiation of these share repurchase programs, we have repurchased an aggregate of approximately 11.8 million shares, or 6.1% of our outstanding common stock as of the date of inception of the first program, for a total cost of $399.5 million. Separately, we spent $1.3 million to acquire shares from the Trust, as previously mentioned. We have primarily funded all of these repurchases to date from our cash from operations. As previously mentioned, our Board of Directors has approved a 2009 share repurchase program for up to $200 million, or 5% of our outstanding shares at the time of regulatory approval. The 2009 program is planned to commence in March 2009 for twelve months ending in early March 2010. The program may terminate earlier if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or our Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make repurchases on the New York Stock Exchange and/or the Toronto Stock Exchange. Timing of the share repurchases will initially be solely at management’s discretion given prevailing market conditions, cost and other considerations, unlike the previous programs which included a 10b5-1 program at inception. We expect that all future purchases made under the 2009 program will be primarily funded from cash from operations. If a subsequent decision is made to proceed with changes to the Company’s corporate structure, timing of share repurchases under this program could be affected, including potentially deferring future purchases subsequent to the first quarter until after a transaction is implemented.

In fiscal 2008, we paid four quarterly dividends of $0.09 per share, totaling approximately $66.1 million. In fiscal 2007, we paid four quarterly dividends of $0.07 per share, totaling $52.9 million. We have historically paid for all dividends primarily from cash generated from our operations, and we expect to continue to do so in 2009. Our payout ratio range is 20% to 25% of prior year normalized net income, which is net income adjusted for certain discrete items, such as tax impacts and asset impairment and related closure costs, that affect our annual net income. Our payout ratio considers our free cash flow and has been benchmarked against companies in the North American quick serve restaurant sector and premier Canadian retail companies. In February 2009, our Board of Directors approved an 11.1% dividend increase from $0.09 to $0.10 per share of common stock. This dividend increase brings the dividend to the high end of our payout ratio range. Notwithstanding our payout ratio range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance and other risk factors.

In 2006, we established the Trust. The Trust holds shares of our common stock that will be used to satisfy our obligation to settle RSUs granted to certain Canadian employees under our 2006 stock incentive plan. By establishing this Trust, we are able to fix the amount of cash required to satisfy RSU obligations that vest in a future period at approximately the same dollar value at which the RSUs were originally granted. In fiscal 2008 and 2007, the Trust purchased 0.1 million shares and 0.2 million shares, respectively, of our common stock on the open market for a total cost of $3.8 million and $7.2 million, respectively. In fiscal 2008, the Trust settled RSU obligations with the substantial majority of the Company’s Canadian employees by disbursing 0.2 million shares from the Trust, with a total value of $4.9 million, after provision for all applicable statutory withholding requirements. In addition, as mentioned above, the Company purchased 37,714 shares from the Trust for a cost of $1.3 million in 2008 to fulfill withholding and remittance obligations of the Trust resulting from the aforementioned settlement from the Trust. These shares are now held as treasury shares. In fiscal 2008, RSU obligations to U.S. employees and directors were settled with treasury shares, and certain other participants by open market purchase, all of the foregoing after provision for all applicable statutory withholding requirements.

Since 1995 until our IPO on March 29, 2006, we were a wholly-owned subsidiary of Wendy’s. Accordingly, we did not seek significant external financing as we received funding in various forms from Wendy’s. Wendy’s primarily used a worldwide centralized approach to cash management and the financing of operations. Types of transactions between us and Wendy’s included: (i) transfers of cash from our U.S. operations to Wendy’s bank account on a regular basis; (ii) net cash borrowings from Wendy’s used to fund U.S. operations, capital expenditures and acquisitions, and for other purposes; (iii) payment of related party dividends and interest to Wendy’s on a regular basis generated from our Canadian operations; (iv) allocations of corporate expenses; and (v) cash borrowings from Wendy’s to finance purchase of former shareholder’s shares.

Credit Facilities

On February 28, 2006 (as amended on April 24, 2006, effective February 28, 2006), we entered into unsecured credit facility agreements (referred to herein as our “credit facilities”), which are guaranteed by us and certain of our other subsidiaries and which may be drawn by us or one of our principal subsidiaries. Our credit facilities entered into on such date consisted of the following:

•	A five-year senior bank facility (referred to herein as the “senior bank facility”) that consists of:

•	a $300.0 million term loan;

•	a $200.0 million Canadian revolving credit facility (which includes $15.0 million overdraft availability and $25.0 million letter of credit facility); and

•	a US$100.0 million U.S. revolving credit facility (which includes a US$10.0 million letter of credit facility); and

•	A $200.0 million fourteen-month bridge loan facility (referred to herein as the “bridge loan facility”). The bridge loan facility was repaid in April 2006.

As of December 28, 2008, the $300.0 million term debt was outstanding and the revolvers were undrawn, except for approximately $7.6 million being used to support standby letters of credit with various parties.

The senior bank facility, consisting of the term loan and two revolvers, matures on February 28, 2011. The term loan bears interest at bankers’ acceptances plus a margin. The senior bank facility (as amended on April 24, 2006, effective February 28, 2006) contains various covenants which, among other things, require the maintenance of two financial ratios—a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (EBITDA) ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of December 28, 2008.

The consolidated maximum debt coverage ratio is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business. Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities. For the purposes of our 2008 covenant calculations, in accordance with the established terms of the senior credit facility, approximately $16.6 million was added back to EBITDA for the asset and other impairment costs, which excludes lease commitment and certain other cash costs. Even without this adjustment, we were in full compliance.

The minimum fixed charge coverage is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges includes interest and rent expense. For the purposes of our 2008 covenant calculations, in accordance with the established terms of the senior credit facility, approximately $16.6 million was added back to EBITDA for the asset and other impairment costs, which excludes lease commitment and certain other cash costs. Even without this adjustment, we were in full compliance.

In connection with the term loan facility, we entered into $130.0 million of interest rate swaps in March 2006 and June 2007 with multiple financial institutions to help manage our exposure to interest rate volatility (see Item 7A—Interest Rate Risk).

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

Events of default under the credit facilities include, among other things: a default in the payment of the obligations under the credit facilities; a breach of any representation, warranty or covenant by us or certain of our subsidiaries under the credit facilities; certain events of bankruptcy, insolvency or liquidation involving us or certain of our subsidiaries; any payment default or acceleration of indebtedness of us or certain of our subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $25.0 million; and a change of control, except the Wendy’s distribution of our shares was excluded as a change in control under the facility. As noted previously, this facility does not carry a market disruption clause and is supported by a syndicate lending group of 13 financial institutions, of which Canadian financial institutions hold approximately 58% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite current market conditions.

We will use the borrowings under the revolving portions, if drawn, of the senior bank facility for general corporate purposes, including potential acquisitions and other business initiatives.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities was $356.0 million in fiscal 2008 as compared to $394.0 million in 2007. Operating cash flows in fiscal 2008 decreased by $38.0 million due primarily to a $72.0 million increase in working capital requirements due primarily to the deferral of franchisee cash receipts due to the timing of the statutory holidays at year-end, and lower income taxes payable due to reduced statutory rates in Canada. Partially offsetting these cash requirements were higher net earnings of $15.1 million, non-cash asset impairment and related closure costs, net of tax of $15.4 million, and higher depreciation of $7.7 million. The higher 2008 depreciation expense primarily reflects depreciation expense from new restaurant development in late 2007 and fiscal 2008 and depreciation related to new information technology systems.

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

Investing Activities. Net cash used in investing activities in fiscal 2008 was $183.6 million compared to $179.9 million in fiscal 2007, representing an increase of $3.7 million. The increase resulted primarily from lower principal repayments of existing notes receivable (primarily under our U.S. franchise incentive program) as capital expenditures were essentially flat year-over-year.

We spent $174.2 million on capital expenditures in fiscal 2008 compared to $175.5 million in fiscal 2007. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants and other corporate capital needs. In 2007, we began to contribute up to 50% of the funding required for certain renovation costs on property that we own or lease, not including equipment replacements, upgrades, and certain other improvements and fixtures, with the franchisee paying the remaining portion of the renovation costs. This is an increase from approximately one-third of the percentage of total costs which we contributed in the past several years. A summary of capital expenditures for fiscal 2008, 2007, and 2006 is as follows:

	Fiscal Years
	2008	2007	2006
	(in millions)
Capital expenditures
New restaurants	$124.9	$119.6	$116.0
Store replacements and renovations	34.8	29.7	35.2
Guelph Distribution Centre	—	0.8	15.3
Other capital needs	14.5	25.4	13.5

Total capital expenditures	$174.2	$175.5	$180.0

Capital expenditures were primarily for new restaurant development and remodeling (mentioned above), as well as technology initiatives and other capital needs. In addition, capital expenditures in fiscal 2006 included expenditures related to the completion of our Guelph distribution facility. The Guelph facility was fully completed in 2006. The total investment in this facility was $78.1 million. Expenditures for other capital needs typically represent other equipment purchases required for ongoing business needs, software implementations, and in 2007 the conversion of our Oakville warehouse to office space. Capital expenditures for new restaurants by operating segment were as follows:

	Fiscal Years
	2008	2007	2006
	(in millions)
Canada	$69.8	$65.9	$58.6
U.S.	55.1	53.7	57.4

Total	$124.9	$119.6	$116.0

We expect fiscal 2009 capital expenditures to be between $180 million and $200 million for new restaurant development, remodelling, technology initiatives and other capital needs, including the construction of our new coffee roasting facility which is expected to be operational by the end of 2009. We anticipate these and future capital needs related to our normal business activities will be funded through ongoing operations.

Net cash used in investing activities in fiscal 2007 was $179.9 million as compared to $180.4 million in fiscal 2006, a decrease of $0.5 million. We spent $175.5 million on capital expenditures in fiscal 2007 and had other net investing activities of approximately $4.4 million, primarily comprised of the issuance of new notes receivables, offset by the principal repayments of notes receivable. During fiscal 2006, capital expenditures were $180.0 million, representing substantially all of the cash used in investment activities.

Financing Activities. Financing activities used cash of $239.0 million in fiscal 2008. We repurchased $165.3 million of our shares and paid dividends of $66.1 million in fiscal 2008. We also purchased $3.8 million of shares of our common stock that are held in trust for the purpose of settling the majority of our current restricted stock unit obligations to certain Canadian employees.

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

Contractual Obligations

Our significant contractual obligations and commitments as of December 28, 2008 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities(1)	$11,995	$312,894	$2,181	$28,803	$355,873
Advertising fund restricted debt, including interest and current maturities	8,255	7,109	10	—	15,374
Capital leases	12,884	20,862	17,487	57,886	109,119
Operating leases	77,969	127,565	102,511	477,309	785,354
Purchase obligations	282,636	19,086	370	—	302,092

Total contractual obligations	$393,739	$487,516	$122,559	$563,998	$1,567,812

As of December 28, 2008
(in thousands)
Other Commercial Commitments
Franchisee lease and loan guarantees	$715
Letters of credit	8,666

Total other commercial commitments	$9,381

(1)	Future interest payments on term debt have been calculated at the year-end quarterly interest rate plus spread set on December 1, 2008.

The above table does not reflect unrecognized tax benefits of $20.3 million (including related interest) as the Company is unable to make a reasonable reliable estimate when possible cash settlements with a taxing authority would occur (Refer to Note 7 to the Consolidated Financial Statements).

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

As of December 28, 2008, we have guaranteed certain leases and debt payments of franchisees amounting to $0.7 million. In the event of default by a franchisee, we generally retain the right to acquire possession of the related restaurants. We are also the guarantor on $8.7 million in letters of credit and surety bonds with various parties; however, we do not expect any significant loss to result from these instruments because we do not believe performance will be required.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of December 28, 2008 and December 30, 2007 as that term is described by the SEC.

Financial Definitions

Sales

Primarily includes sales of products, supplies and restaurant equipment (except for initial equipment packages sold to franchisees as part of the establishment of their restaurant’s business—see “Franchise Fees”) that are shipped directly from our warehouses or by third party distributors to the restaurants, which we include in warehouse or distribution sales. Sales include canned coffee sales through the grocery channel. Sales also include sales from Company-operated restaurants and sales from approximately 80 to 120 restaurants on average, that are consolidated in accordance with FIN 46R.

Rents and Royalties

Includes franchisee royalties and rental revenues.

Franchise Fees

Includes the sales revenue from initial equipment packages, as well as fees for various costs and expenses related to establishing a franchisee’s business.

Cost of Sales

Includes costs associated with our distribution business, including cost of goods, direct labour, and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper, and labour costs for Company-operated restaurants and approximately 80 to 120 restaurants on average that are consolidated in accordance with FIN 46R.

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

Asset Impairment and Related Closure Costs

Represents non-cash charges relating to the impairment of long-lived assets. It also includes costs related to restaurant closures made as part of the southern New England restaurant closures in the fourth quarter of 2008.

Other Income and Expense

Includes expenses (income) that are not directly derived from our primary businesses. Expenses include foreign currency adjustments, gains and losses on asset sales, minority interest related to the consolidation of restaurants pursuant to FIN 46R, and other asset write-offs.

Comprehensive Income

Represents the change in our net assets during the reporting period from transactions and other events and circumstances from non-owner sources. It includes net income and other comprehensive income such as foreign currency translation adjustments and the net impact of cash flow hedges.

The Application of Critical Accounting Policies

We describe our significant accounting policies, including our critical accounting policies, in Note 1 of our audited historical Consolidated Financial Statements. Critical accounting policies are those that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: the estimation of the collectibility of royalty and other franchise related revenue; legal obligations; income taxes; insurance liabilities; various other commitments and contingencies; valuations used when assessing potential impairment of and intangibles and other long-lived assets; inventory valuation; gift certificate and cash card breakage; property and equipment, including the estimation of the useful lives of property and equipment and other long-lived assets; and, valuations associated with estimating stock-based compensation expense. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

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

Basis of Presentation

In fiscal 2006 and 2007, we received charges from Wendy’s, based on the terms of the shared services agreement. These charges declined over 2007 and 2006, reflective of our increasing independence from Wendy’s over this period. In fiscal 2007, the services we received from Wendy’s were limited to information technology services only. We terminated these services from Wendy’s in December, 2007 after we transitioned to our own general ledger and U.S. fixed asset repository system.

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

Prior to our spin-off from Wendy’s the functional currency of Tim Hortons Inc. was historically the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s was the U.S. dollar. The completion of the IPO and the repayment of the note payable to Wendy’s in 2006 resulted in a change in the functional currency of Tim Hortons Inc. from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows were, and continue to be in Canadian dollars, in accordance with Statement of Accounting Standards (“SFAS”) No. 52—Foreign Currency Translation. The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the reporting currency is the Canadian dollar.

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

Described below are critical accounting policies, which should be read in conjunction with our historical Consolidated Financial Statements and the Notes thereto for a full understanding of our financial position and results of operations.

Revenue Recognition

Revenue at Company-operated restaurants is recognized upon tender of payment at the time of sale. We operate warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee, or in certain cases, where the product is delivered to a third party distributor.

Royalty revenues are generally based upon a percentage of monthly sales and are recognized in the month earned. Royalties are normally collected within the month or shortly thereafter. We generally control, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located, and we lease the real estate to our franchisees. Rental income, excluding contingent rent, is recorded on the straight-line basis. Most leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent rental revenue is recognized when sales exceed certain levels.

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

We have developed a franchise incentive program for some of our U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening. The initial franchise fee revenue is recognized at the time of sale, with consideration for potential uncollectibility, and the equipment revenue is recognized after a sustained period of sales levels are achieved, or 104 weeks, whichever is earlier. In 2008, the franchise incentive program was modified by shortening the payment period from 130 weeks to 104 weeks. In addition, the franchisee has the option to pay for the initial franchise fee, including interest thereon, over a period of up to 104 weeks from the opening of the restaurant. During the initial 104 weeks, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the initial 104 weeks, the royalty rate and rental rate return to the standard rates of 4.5% and 8.5%, respectively.

Franchisees may receive other financial assistance such as lower rents and royalties and certain other operating costs for restaurants in new and developing markets, and the amount of this assistance is an offset from our rents and royalties revenues.

The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees), does not involve significant estimates and assumptions, other than determining when the levels of sustained period of sales thresholds have been met.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109—Accounting for Income Taxes. We record both Canadian and U.S. income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred income tax asset or liability is determined for each temporary difference based on the currently enacted tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year end. As a subsidiary of Wendy’s, we were not a separate taxable entity for U.S. federal and certain state income tax purposes prior to September 29, 2006. Consequently, Wendy’s included our results of operations in its combined U.S. federal and state income tax returns for the period until our separation from Wendy’s on September 29, 2006. For periods prior to September 29, 2006, our U.S. tax provision was computed on a separate return basis.

Effective January 1, 2007, we adopted FIN 48, which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognized a cumulative-effect adjustment of $6.7 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 7 of the Consolidated Financial Statements for more information on income taxes.

Property and Equipment

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives:

Depreciation Periods(1)

Buildings and leasehold improvements	10 to 40 years or lease term(2)
Restaurant and other equipment	7 to 10 years
Capital leases	8 to 40 years or lease term(2)
Computer hardware and software	3 to 10 years
Advertising fund property and equipment	3 to 10 years
Other	4 to 10 years
Construction-in-progress	Reclassified to above categories when put in use

(1)

We estimate useful lives on buildings and equipment based on historical data and industry trends. We monitor our capitalization and amortization policies to ensure they remain appropriate. Lives may be related to legal or contractual lives or must be estimated by management based on specific circumstances.

(2)	Lease term as defined in SFAS No. 13—Accounting for Leases, as amended.

Impairment of Long-lived Assets

Long-lived assets are grouped into operating markets, which represent the lowest level of independent cash flows for our business, and tested for impairment whenever an event or circumstance occurs that indicates impairment may exist, including a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of prior to its estimated useful life. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric, or prolonged negative cash flows in the operating market, are indicators that we use in evaluating whether an impairment may exist. We may also test for impairment if we have a higher-than-normal amount of restaurant closures in any one market. In developed markets, one of our key indicators for the overall health of an operating market is same-store sales growth. We also consider the length of time we have been in the market as it takes time to fully establish a market. Generally, if same-store sales decline for two or more consecutive years, further evaluation may be required, including review of operating market cash flows. In developing markets, we assess a number of factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market and the average unit sales volume trends, as well as a higher-than-normal amount of restaurant closures in a market. Given the market conditions present for the majority of the period under review, we also make assessments as to whether any declines are an indication of expected long-term performance for the developing market.

Once it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. The fair value of the property and equipment is estimated using primarily third party appraisals. The estimated fair value is allocated to individual assets within the group.

Gift Certificates and Cash Cards

In 2007, we introduced a quick pay cash card program (the TimCard). Customers can prepay for future purchases at participating Tim Hortons restaurants or over the internet by loading funds onto the TimCard by cash or credit card when and as needed. The TimCards entitle the holder to use the value for purchasing product only and the amounts generally are nonrefundable and not redeemable for cash. Holders of the TimCards are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the cash cards, and we do not charge any service fees that cause a decrease to customer balances.

Cash collected from the loading of the TimCard and interest earned thereon is recorded as restricted cash on the Consolidated Balance Sheet since these funds have been designated for use only by the cash card program to honour outstanding obligations. Changes in the restricted cash and cash equivalents balances have been classified as an operating activity on the Consolidated Statement of Cash Flows. The restricted cash and cash equivalents balances at December 28, 2008 and December 30, 2007, represent the prepaid amounts not yet redeemed by customers. Since the inception of the program, interest on the restricted cash and cash equivalents has been contributed to our Advertising and Promotion Funds to help offset costs associated with this program.

While we will honour all cash cards presented for payment, we may, based on historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the obligation for any such card balances may be transferred to our Advertising and Promotion Funds. No amounts were recognized in 2008 or 2007.

In addition to the TimCard program, we continue to have gift certificates available in certain locations for a limited time. The Company will honour outstanding gift certificates. When a customer uses a gift certificate or a TimCard to purchase product at a Company-operated restaurant, we recognize the revenue from the sale of the product. When a customer uses a gift certificate or TimCard at a franchised restaurant, we recognize revenues, in the form of rents and royalties, arising from the sale of the goods and services. We recognize income on unredeemed gift certificates (“gift certificate breakage”) when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions. We determine gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2008, 2007 and 2006.

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

Variable Interest Entities

We enter into flexible lease arrangements with certain operators that are not required to invest a significant amount of equity. Because the legal entity within which such an operator operates is considered to not be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined by FIN 46R. Based on our review of the financial statements received from these operators, our mathematical projections indicate we are the primary beneficiary of these VIEs and, accordingly, we have consolidated 120, 111 and 100 restaurants, or approximately 3.5%, 3.4% and 3.3% of our total franchise restaurants, at year-end 2008, 2007, and 2006, respectively. The related minority interest is not considered material and is classified in other expense (income), net on the Consolidated Statement of Operations and other long-term liabilities on the Consolidated Balance Sheet. In fiscal 2009, we will be adopting SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which requires us to change certain of our classifications relating to minority interests.

We have no equity interest in any of our franchisees and have no “off-balance sheet” exposures relative to any of our franchisees. None of our assets serves as collateral for the consolidated restaurants, and creditors of these operators have no recourse to us. The only exposure to us related to these VIEs relates to the collection of amounts due to us, which are collected weekly. The agreements governing the lease arrangements can be cancelled by either the franchisee or us with 30 days notice, further reducing potential exposure.

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

In connection with RSU awards to employees, the Company established the Trust that purchased and will retain shares to satisfy our contractual obligation to deliver stock to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held in the Trust has been accounted for as a reduction in outstanding shares of common stock and the Trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

Stock-based Compensation

We currently provide compensation to certain employees in the form of restricted stock units and stock options with tandem stock appreciation rights, and to directors in the form of deferred stock units. We previously issued restricted stock units to directors, but these were completely vested and settled in November 2008. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R—Share-based Payment. Our 2006 Stock Incentive Plan is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of restricted stock units, stock options, stock appreciation rights, dividend equivalent rights, performance awards and share awards. In addition, we may issue deferred stock units to our directors under our Non-Employee Director Deferred Share Unit Plan.

Restricted stock units—Restricted stock units granted are measured at the fair value on grant day. Restricted stock units are generally expensed on a straight-line basis over the vesting period. The expense is recorded in general and administrative expenses, consistent with the classification of the related employees compensation expense. Grants related to retirement-eligible employees are expensed immediately. Restricted stock units have dividend equivalent rights. In addition, we may grant performance-based restricted stock units to certain of our employees. The performance component is based on historical measures and is only used to determine the amount of units granted. All other characteristics of the performance-based restricted stock units are the same as restricted stock units.

Deferred stock units—Deferred stock units are granted to non-employee members of the our Board of Directors and are expensed on the date of grant since they vest immediately. Deferred stock units are notional units which track the value of our common stock. These units are settled in cash based on the value of our common stock on the Toronto Stock Exchange on the date of the director’s separation of service from the Company. Since the award is settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed. Deferred stock units have dividend equivalent rights, which are expensed as earned.

Stock options—The Company uses the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions, including estimating the length of time employees will retain their stock options before exercising them (“the expected term”), the expected volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Operations. We issued stock option awards with tandem stock appreciation rights (see below) in 2008 for the first time to our named executive officers. We did not issue any stock option awards in fiscal 2006 and 2007.

Stock appreciation rights—Stock appreciation rights (“SARs”) may be granted alone or in conjunction with a stock option. A SAR related to an option generally terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option or receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. Since the employee can request settlement in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed over the vesting period. We issued SARs in tandem with stock options in 2008 for the first time to our named executive officers. We did not issue any SARs in fiscal 2006 and 2007.

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

In March 2008, the FASB issued SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133—Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual and interim reporting periods beginning on or after November 15, 2008, with early application encouraged. We are currently evaluating the impact of this pronouncement on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of adoption of this pronouncement on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks associated with foreign exchange rates, commodity prices, interest rates and inflation. In accordance with our policies, we manage our exposure to various market-based risks.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. Our primary foreign exchange exposure to our cash flows results from purchases by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were in excess of $180 million for fiscal 2008. In addition, we are exposed to foreign exchange fluctuations when we translate our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the fluctuations in exchange rates do impact our U.S. segment operating results, and can affect the comparability between quarters and year-to-year. Also, from time to time, we hold U.S. dollars and other U.S. dollar net positions in Canadian dollar functional currency entities to support our business needs and as a result of our cross-border structure. The holding of U.S. dollar net positions in these entities can cause foreign exchange gains and losses which are included in Other expense (income), net, and can, therefore, affect our earnings.

We seek to manage significant cash flows and net income exposures related to exchange rate changes between these two currencies. We may use derivative products to reduce the risk of a significant impact on our cash flows or net income. Forward currency contracts are entered into to reduce some of the risk related to purchases paid for by the Canadian operations in U.S. dollars, such as coffee, including certain intercompany purchases. In addition, historically, we hedged Wendy’s investment in its Canadian subsidiaries. We do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. We have a policy forbidding speculating in foreign currency. By their nature, derivative financial instruments involve risk including the credit risk of non-performance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. To minimize this risk, except in certain circumstances, we limit the notional amount per counterparty to a maximum of $100.0 million. We have reviewed counter-party risk related to these derivative positions and do not believe there is significant risk with respect to these instruments.

Forward currency contracts to sell Canadian dollars and buy US$41.0 million and US$35.6 million were outstanding as of December 28, 2008 and December 30, 2007, respectively, primarily to hedge coffee purchases from third parties, including intercompany purchases. The fair value unrealized gain on these forward contracts was $4.9 million as of December 28, 2008 compared to an unrealized loss of $1.2 million as of December 30, 2007.

In 2005, we entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income, rather than in the Consolidated Statements of Operations, in accordance with SFAS No. 52—Foreign Currency Translation. The fair value unrealized loss on these contracts as of January 1, 2006 was $2.3 million, net of taxes of $1.4 million. On the maturity date of March 3, 2006, we received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($14.9 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts in 2006.

In 2005, we entered into forward currency contracts to sell $578.0 million Canadian dollars and buy US$490.5 million in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities these forward currency contracts were designated as highly effective hedges. The fair value unrealized loss on these contracts was $5.8 million, net of taxes of $3.6 million as of January 1, 2006. On the maturity dates in April, 2006, we received US$490.5 million from the counterparties and disbursed to the counterparties $578.0 million, resulting in a net cash flow of US$14.9 million ($17.0 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. The cumulative fair value realized loss on these contracts was $13.3 million, net of taxes of $3.7 million, on maturity in April 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (loss). No amounts related to these net investment hedges impacted earnings.

At the current level of annual operating income generated from our U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by 10% the entire year, the annual impact on our net income and annual cash flows would not be material.

Commodity Risk

We purchase certain products such as coffee, wheat, edible oil and sugar in the normal course of business, the prices of which are affected by commodity prices. Therefore, we are exposed to some price volatility related to weather and more importantly, various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques include setting fixed prices for periods of up to one year with suppliers, setting in advance the price for products to be delivered in the future and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a minimum of six months, and typically hedge against the risk of foreign exchange at the same time. We do not generally make use of financial instruments to hedge commodity prices, partly because of these contract pricing techniques. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions. While price volatility can occur, which would impact profit margins, we and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to franchisee and customer acceptance.

In addition, we currently have purchase contracts in place for at least the first half of 2009 covering key commodities such as coffee, wheat, sugar, and cooking oils. As we have stated previously, we may be subject to higher commodity prices depending upon prevailing market conditions and foreign exchange rates at the time we make purchases beyond our current commitments. Higher commodity costs could also impact earnings from our joint venture operations, and we have indicated our intention not to pass on such higher costs to our franchisees in 2009.

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

In February 2006, we entered into an interest rate swap for $100.0 million of our $300.0 million term loan facility to convert a portion of the variable rate debt from floating rate to fixed rate. In the second quarter of 2007, we entered into an additional $30.0 million interest rate swap, resulting in a total of $130.0 million in interest rate swaps outstanding in connection with our term loan. The swaps convert a portion of the variable rate debt from floating rate to fixed rate. The interest rate swaps essentially fix the interest rate on $130.0 million of the $300.0 million term loan at 5.16% and mature on February 28, 2011. The weighted average interest rate on the term debt, including the swapped portion, was 4.61% for fiscal 2008 (2007: 5.17%). The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. The fair value unrealized loss on these contracts as of December 28, 2008 was $6.1 million, net of taxes of $3.0 million. If interest rates change by 100 basis points, the impact on our annual net income which would be reduced due to our variable rate investments, would not be material. We have reviewed counter-party risk related to these derivative positions and do not believe there is significant risk with respect to these instruments.

Inflation

Consolidated Financial Statements determined on an historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for our business: inventories approximate current market prices, property holdings at fixed costs are substantial, and there is some ability to adjust prices. However, if several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control, and labour costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(in thousands of Canadian dollars, except per share data)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenues
Sales	$1,348,015	$1,248,574	$1,072,405
Franchise revenues
Rents and royalties	601,870	553,441	503,375
Franchise fees	93,808	93,835	83,769

	695,678	647,276	587,144

Total revenues	2,043,693	1,895,850	1,659,549

Costs and expenses
Cost of sales	1,180,998	1,099,248	941,947
Operating expenses	216,605	201,153	182,332
Franchise fee costs	87,486	87,077	76,658
General and administrative expenses (note 3 and note 20)	130,846	119,416	113,530
Equity (income) (note 12)	(37,282)	(38,460)	(35,236)
Asset impairment and related closure costs (note 4)	21,266	—	—
Other expense (income), net	208	2,307	1,102

Total costs and expenses, net	1,600,127	1,470,741	1,280,333

Operating income	443,566	425,109	379,216
Interest (expense)	(24,558)	(24,118)	(22,253)
Interest income	4,926	7,411	11,671
Affiliated interest (expense), net	—	—	(7,876)

Income before income taxes	423,934	408,402	360,758
Income taxes (note 7)	139,256	138,851	101,162

Net income	$284,678	$269,551	$259,596

Basic and diluted earnings per share of common stock (note 2)	$1.55	$1.43	$1.40

Weighted average number of shares of common stock outstanding – Basic (in thousands) (note 2)	183,298	188,465	185,153

Weighted average number of shares of common stock outstanding – Diluted (in thousands) (note 2)	183,492	188,759	185,401

Dividends per share of common stock (post initial public offering)	$0.36	$0.28	$0.14

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands of Canadian dollars)

	As at
	December 28, 2008	December 30, 2007
Assets
Current assets
Cash and cash equivalents	$101,636	$157,602
Restricted cash and cash equivalents (note 1)	62,329	37,790
Accounts receivable, net (note 5)	159,505	104,889
Notes receivable, net (note 6)	22,615	10,824
Deferred income taxes (note 7)	19,760	11,176
Inventories and other, net (note 8)	71,505	60,281
Advertising fund restricted assets (note 9)	27,684	20,256

Total current assets	465,034	402,818
Property and equipment, net (note 10)	1,332,852	1,203,259
Notes receivable, net (note 6)	17,645	17,415
Deferred income taxes (note 7)	29,285	23,501
Intangible assets, net (note 11)	2,606	3,145
Equity investments (note 12)	132,364	137,177
Other assets	12,841	9,816

Total assets	$1,992,627	$1,797,131

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (note 13)	$157,210	$133,412
Accrued liabilities
Salaries and wages	18,492	17,975
Taxes	25,605	34,522
Other (note 13)	110,518	95,777
Advertising fund restricted liabilities (note 9 and note 14)	47,544	39,475
Current portion of long-term obligations	6,691	6,137

Total current liabilities	366,060	327,298

Long-term obligations
Term debt (note 14)	332,506	327,956
Advertising fund restricted debt (note 9 and note 14)	6,929	14,351
Capital leases (note 17)	59,052	52,524
Deferred income taxes (note 7)	13,604	16,295
Other long-term liabilities	74,072	56,624

Total long-term obligations	486,163	467,750

Commitments and contingencies (note 18)
Stockholders’ equity
Common stock, (US$0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 (note 19)	289	289
Capital in excess of par value	929,102	931,084
Treasury stock, at cost: 11,754,201 and 6,750,052 shares, respectively (note 19)	(399,314)	(235,155)
Common stock held in trust, at cost: 358,186 and 421,344 shares, respectively (note 19)	(12,287)	(14,628)
Retained earnings	677,550	458,958
Accumulated other comprehensive loss	(54,936)	(138,465)

Total stockholders’ equity	1,140,404	1,002,083

Total liabilities and stockholders’ equity	$1,992,627	$1,797,131

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands of Canadian dollars)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows provided from (used in) operating activities
Net income	$284,678	$269,551	$259,596
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,278	83,595	72,695
Asset impairment and related closure costs (note 4)	21,266	—	—
Stock-based compensation expense	9,630	8,560	10,068
Equity income, net of cash dividends	4,519	1,448	3,330
Deferred income taxes	(13,714)	(7,097)	(6,365)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(23,820)	(37,790)	—
Accounts and notes receivable	(51,235)	3,171	(24,212)
Inventories and other	(3,708)	(8,323)	(10,905)
Accounts payable and accrued liabilities	22,723	58,461	(24,271)
Amounts receivable from (payable to) Wendy’s	—	406	(10,650)
Settlement of hedges	—	—	(31,919)
Other, net	14,398	21,994	22,062

Net cash provided from operating activities	356,015	393,976	259,429

Cash flows (used in) provided from investing activities
Capital expenditures	(174,247)	(175,541)	(180,049)
Purchase of restricted investments	(11,881)	—	—
Proceeds from sale of restricted investments	12,000	—	—
Principal payments on notes receivable	3,939	6,791	5,770
Investments in joint ventures and other investments	823	596	1,049
Other investing activities	(14,241)	(11,697)	(7,219)

Net cash used in investing activities	(183,607)	(179,851)	(180,449)

Cash flows (used in) provided from financing activities
Purchase of treasury stock (note 19)	(165,258)	(170,604)	(64,971)
Purchase of common stock held in trust (note 19)	(3,842)	(7,202)	(9,171)
Purchase of common stock for settlement of stock-based compensation (note 20)	(226)	(110)	(5,489)
Dividend payments (post initial public offering)	(66,086)	(52,865)	(27,046)
Proceeds from share issuance	—	—	903,825
Share issuance costs	—	—	(61,918)
Proceeds from issuance of debt, net of issuance costs	3,796	2,588	501,263
Tax sharing payment from Wendy’s (note 7)	—	9,116	—
Repayment of borrowings from Wendy’s	—	—	(1,087,968)
Principal payments on other long-term debt obligations	(7,376)	(4,060)	(206,750)

Net cash used in financing activities	(238,992)	(223,137)	(58,225)

Effect of exchange rate changes on cash	10,618	(9,469)	(30,854)

Decrease in cash and cash equivalents	(55,966)	(18,481)	(10,099)
Cash and cash equivalents at beginning of year	157,602	176,083	186,182

Cash and cash equivalents at end of year	$101,636	$157,602	$176,083

See supplemental cash flow information (Note 23).

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in thousands of Canadian dollars)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Common stock
Balance at beginning of year	$289	$289	$239
Issuance of common stock	—	—	50

Balance at end of year	$289	$289	$289

Common stock in excess of par value
Balance at beginning of year	$931,084	$918,043	$81,249
Issuance of common stock	—	—	903,775
Share issuance costs	—	—	(61,918)
Stock-based compensation	(1,982)	3,925	(5,063)
Tax sharing payment from Wendy’s (note 7)	—	9,116	—

Balance at end of year	$929,102	$931,084	$918,043

Treasury stock (note 19)
Balance at beginning of year	$(235,155)	$(64,971)	$—
Purchased during the year	(165,258)	(170,604)	(64,971)
Reissued during the year (note 20)	1,099	420	—

Balance at end of year	$(399,314)	$(235,155)	$(64,971)

Common stock held in trust (note 19)
Balance at beginning of year	$(14,628)	$(9,171)	$—
Purchased during the year	(3,842)	(7,202)	(9,171)
Disbursed or sold from Trust during the year (note 20)	6,183	1,745	—

Balance at end of year	$(12,287)	$(14,628)	$(9,171)

Retained earnings
Balance at beginning of year	$458,958	$248,980	$16,430
Opening adjustment – adoption of FIN 48 (note 7)	—	(6,708)	—

Adjusted opening retained earnings	458,958	242,272	16,430
Net income	284,678	269,551	259,596
Dividends (post initial public offering)	(66,086)	(52,865)	(27,046)

Balance at end of year	$677,550	$458,958	$248,980

Accumulated other comprehensive loss
Balance at beginning of year	$(138,465)	$(74,766)	$(52,911)
Other comprehensive income/(loss)	83,529	(63,699)	(21,855)

Balance at end of year	$(54,936)	$(138,465)	$(74,766)

	$1,140,404	$1,002,083	$1,018,404

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity—Number of Shares of Common Stock

(in thousands of shares of common stock)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Common stock
Balance at beginning of year	193,303	193,303	159,953
Issued during the year	—	—	33,350

Balance at end of year	193,303	193,303	193,303

Treasury stock (note 19)
Balance at beginning of year	(6,750)	(1,930)	—
Purchased during the year	(5,036)	(4,832)	(1,930)
Reissued during the year (note 20)	32	12	—

Balance at end of year	(11,754)	(6,750)	(1,930)

Common stock held in trust (note 19)
Balance at beginning of year	(421)	(266)	—
Purchased during the year	(116)	(207)	(266)
Disbursed or sold from Trust during year (note 20)	179	52	—

Balance at end of year	(358)	(421)	(266)

Common stock issued and outstanding	181,191	186,132	191,107

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(in thousands of Canadian dollars)

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net income	$284,678	$269,551	$259,596

Other comprehensive income (loss)
Translation adjustments	82,918	(60,922)	(23,619)
Cash flow hedges:
Net change in fair value of derivatives	(2,379)	(7,303)	(7,266)
Amounts realized in earnings during the year	2,990	4,526	9,030

Total cash flow hedges	611	(2,777)	1,764

Total other comprehensive income (loss)	83,529	(63,699)	(21,855)

Total comprehensive income	$368,207	$205,852	$237,741

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Translation adjustments	$—	$—	$3,738
Cash flow hedges:
Net change in fair value of derivatives	$3,048	$23	$88
Amounts realized in earnings	$(333)	$(21)	$8

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

The Company’s principal business is the development and franchising, and to a much lesser extent operation, of quick-service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups and other food products. In addition, the Company has vertically-integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of December 28, 2008, the Company and its franchisees operated 2,917 restaurants in Canada (99.5% franchised) and 520 restaurants in the United States (“U.S.”) (96.3% franchised) under the name “Tim Hortons®.” In addition, the Company has 293 primarily self- serve licensed locations in the Republic of Ireland, Northern Ireland, and the United Kingdom as of December 28, 2008.

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

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The 2008, 2007, and 2006 fiscal years consisted of 52 weeks, respectively.

Basis of presentation and principles of consolidation

Prior to the Company’s spin-off from Wendy’s, the functional currency of Tim Hortons Inc. was historically the U.S. dollar primarily because of its financial inter-relatedness with Wendy’s. Tim Hortons Inc. is essentially a holding company that holds investments and obligations that historically could have been carried on the books of Wendy’s and the functional currency of Wendy’s was the U.S. dollar. The completion of the IPO and the repayment of the US$960.0 million note payable to Wendy’s in 2006 resulted in a change in the functional currency from the U.S. dollar to the Canadian dollar as the majority of the Company’s cash flows were, and continue to be, in Canadian dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52—Foreign Currency Translation (“SFAS No. 52”). The functional currency of each of the Company’s subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company’s operations are primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Consolidated Financial

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Statements and accompanying Notes to the Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of December 28, 2008, and December 30, 2007, and the results of operations, comprehensive income and cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

The Consolidated Financial Statements include the results and balances of the Company, its wholly owned subsidiaries and certain independent operators consolidated according to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”). Investments in unconsolidated affiliates over which the Company exercises significant influence but for which the Company is not the primary beneficiary and does not have control are accounted for using the equity method. The Company’s share of the earnings or loss of these unconsolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations (see Note 12). Intercompany accounts and transactions have been eliminated upon consolidation.

Since the Company operated as a subsidiary of Wendy’s and was not a standalone company prior to its initial public offering in 2006, the historical Consolidated Financial Statements prior to 2006 have been derived from the Consolidated Financial Statements and accounting records of Wendy’s, using the historical results of operations, and historical basis of assets and liabilities of the business. Management believes the assumptions underlying the Consolidated Financial Statements are reasonable; however, the historical Consolidated Financial Statements included herein may not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company been a standalone company during the periods presented. Prior to September 29, 2006, Wendy’s was considered to be a related party to the Company. However, on September 29, 2006, Wendy’s completed its spin-off of Tim Hortons Inc., and as a result, Wendy’s is no longer a related party as defined in FASB Statement No. 57—Related Party Disclosures.

Use of estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: the estimation of the collectibility of royalty and other franchise related revenue; legal obligations; income taxes; insurance liabilities; various other commitments and contingencies; valuations used when assessing potential impairment of assets and other intangibles; inventory valuations; gift certificate and cash card breakage; property and equipment, including the estimation of the useful lives of property and equipment and other long-lived assets; and, valuations associated with estimating stock-based compensation expenses. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which also requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required (see Note 18).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Cash and cash equivalents

The Company considers short-term investments which are highly liquid and have original maturities of three months or less as cash equivalents. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these investments. The Company has approximately $24.2 million (2007 – $3.8 million) in cash and $77.4 million (2007 – $153.8 million) in cash equivalents at December 28, 2008.

Restricted cash, cash equivalents and restricted investments

Amounts presented as restricted cash and cash equivalents on the Company’s Consolidated Balance Sheets relates to the Company’s TimCard® cash card program, which was established in late 2007. The balances as of December 28, 2008 and December 30, 2007 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than to settle obligations under the cash card program. Since the inception of the cash card program, the interest on the restricted cash and cash equivalents has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued Liabilities, Other and are disclosed in Note 13.

During fiscal 2008, the Company invested some of these funds, for a period in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon were used for such investments, and the Company did not intend to redeem these investments prior to maturity. As a result, these investments were deemed to be held-to-maturity and were recorded at amortized cost on the Consolidated Balance Sheet. All restricted investments have matured and no restricted investments were outstanding as at December 28, 2008.

Increases or decreases in Restricted cash and cash equivalents are reflected in net cash provided from operating activities on the Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Consolidated Balance Sheet. Changes in the customer obligations are included in net cash provided from operating activities as the offset to changes in restricted cash and cash equivalents balances. The purchase and proceeds from the sale of restricted investments have been reflected in investing activities on the Consolidated Statement of Cash Flows.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value and consist primarily of restaurant food items, new equipment and parts and paper supplies.

Property and equipment

The Company carries its property and equipment at cost, and depreciates and amortizes these assets using the straight-line method over the following estimated useful lives:

Building and leasehold improvements	10 to 40 years or lease term(1)
Restaurant and other equipment	7 to 10 years
Capital leases	8 to 40 years or lease term(1)
Computer hardware and software	3 to 10 years
Advertising fund property and equipment	3 to 10 years
Other	4 to 10 years
Construction in progress	Reclassified to above categories when put in use

(1)	Lease term as defined in SFAS No. 13—Accounting for Leases (“SFAS No. 13”), as amended.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Interest and other costs associated with the construction of new restaurants are capitalized. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Gains and losses on the disposition of property and equipment are classified in Other expense (income), net.

Advertising fund property and equipment includes certain assets purchased or leased by the advertising fund. Due to their long-term nature, these assets have been included in property and equipment on the Consolidated Balance Sheets rather than advertising fund restricted assets, which are classified as current assets. See Note 14 for a description of secured debt amounts associated with the purchase of certain of these assets and Note 9 for a general description of the Company’s advertising funds.

Long-lived assets are grouped into operating markets which represent the lowest level of independent cash flows, and tested for impairment whenever an event or circumstance occurs that indicates impairment may exist, including a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of prior to its estimated useful life. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric; or prolonged negative cash flows in the operating market are indicators the Company uses in evaluating whether an impairment may exist. The Company also tests for impairment if it has a higher-than-normal amount of restaurant closures in any one market. In developed markets, one of the key indicators for the overall health of an operating market is same-store sales growth. The Company also considers the length of time it has been in the market as it takes time to fully establish a market. Generally, if same-store sales decline for two or more consecutive years, or cash flows of the market are negative to two or more years, further evaluation may be required, including review of operating market cash flows. In developing markets, the Company assesses a number of factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market and the average unit sales volume trends, as well as a higher-than-normal amount of restaurant closures in a market. Given the market conditions present for the majority of the period under review, the Company also makes assessments as to whether declines are an indication of expected long-term performance for the developing market.

Once it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. The fair value of the property and equipment is estimated using primarily third party appraisals or the discounted cash flows, as appropriate. The estimated fair value is allocated to individual assets within the group.

Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in SFAS No. 13, as amended. This term includes certain option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent incurred during the construction period is expensed. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. No individual lease is material to the Company.

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

In the case of property that is leased or subleased by the Company to franchisees, minimum lease receipts, including minimum scheduled net increases, are recorded as rent revenue on a straight-line basis consistent with the treatment of rental payments. Contingent rent revenue is generally based on a percentage of franchisee restaurant sales and is recorded when these sales levels are met or exceeded.

Intangibles assets

Intangibles are recorded at fair value at the time they are acquired. Intangibles are amortized on a straight-line basis over periods of up to 12 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances. The Company tests intangible assets for impairment whenever events or circumstances indicate that an impairment may exist.

Gift certificates and cash cards

In 2007, the Company introduced the TimCard quick pay cash card program. Customers can prepay for future purchases at participating Tim Hortons restaurants or over the internet by reloading a dollar value onto their TimCard through cash or credit card, when and as needed. A TimCard entitles the holder to use the value for purchasing product only and the amounts generally are nonrefundable and not redeemable for cash. TimCard holders are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the cash cards and the Company does not charge any service fees that cause a decrease to customer balances.

Cash collected from the loading of the TimCard and interest earned thereon are recorded as Restricted cash and cash equivalents on the Consolidated Balance Sheet since these funds have been designated for use only by the cash card program to honour outstanding obligations. Changes in the Restricted cash and cash equivalents balances have been classified as an operating activity on the Consolidated Statement of Cash Flows. The restricted cash and cash equivalents balances at December 28, 2008 and December 30, 2007 represent the prepaid amounts not yet redeemed by customers. The outstanding customer obligations for both TimCards and gift certificates are recorded in Accrued liabilities, Other (see Note 13) on the Consolidated Balance Sheet. Since the inception of the program, interest on the restricted cash and cash equivalents has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program.

While the Company will honour all cash cards presented for payment, the Company may, based on historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances due to, among other factors, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the obligation for any such card balances may be transferred to the Company’s advertising and promotion funds. No such amounts were recognized in 2008 or 2007.

In addition to the TimCard program, the Company has gift certificates available in certain locations for a limited time. The Company will continue to honour outstanding gift certificates. When a customer uses a gift certificate or a TimCard to purchase product at a Company-operated restaurant, the Company recognizes the revenue from the sale of the product. When a customer uses a gift certificate or TimCard at a franchised restaurant, the Company recognizes revenues, in the form of rents and royalties, arising from the sale of the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

product. The Company recognizes income on unredeemed gift certificates (“gift certificate breakage”) when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions. The Company determines gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined, it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2008, 2007 and 2006.

Revenue recognition

The Company operates warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to its extensive franchise system. Revenues from distribution sales are recorded when the product is delivered to the franchisee or, in certain cases, when the product is delivered to a third party distributor. Revenues from Company-operated restaurants are recognized upon tender of payment at the time of sale. Royalty revenues are recognized in the month earned and are normally collected within the month or shortly thereafter. Rental revenue, excluding contingent rent, is recognized on a straight-line basis. Contingent rent is recognized in the month earned. Franchise fees are collected at the time of sale, resale, or renovation of the franchised restaurant. The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees) does not involve significant estimates and assumptions. See also discussion of “Franchise operations” below for further information regarding franchise revenues.

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

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening, and the revenue is recognized after a sustained period of sales levels are achieved, or at the end of the 104 week term, whichever is earlier. In 2008, the franchise incentive program was modified by shortening the payment period from 130 weeks to 104 weeks. The franchisee has the option to pay for the initial franchise fee, including interest thereon, on a weekly basis over a period of up to 104 weeks from the opening of the restaurant. The initial franchise fee revenues are recognized at the time of sale, with consideration for potential uncollectibility. During the initial 104 week period, the royalty payments are typically reduced from 4.5% to 2.5% and rent is typically reduced from 8.5% to 8.0% of gross sales, respectively. After the initial 104 week period, the royalty rate and rental rate return to the standard rates of 4.5% and 8.5%, respectively.

The Company has established reserves, based on net realizable value, related to the collection of franchise royalties and other franchise-related receivables and commitments (see Notes 5 and 6).

The Company generally controls, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located and leases the real estate to its franchisees. Rental income is recorded on the accrual basis. Most leases provide for fixed payments with contingent rent when sales exceed

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

certain levels, while others provide for monthly rentals based on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent rental revenue is recognized when sales exceed certain levels. Rental income included in rents and royalties from franchisees is presented in Note 17.

The Company generally controls the real estate site selection for restaurants. Franchise owners receive assistance in such areas as purchasing and marketing from Company personnel. These franchise expenses are included in franchise fee costs. Franchise fee revenues are comprised of revenues primarily from the sale of equipment related to establishing a franchisee’s business and the initial franchise fee. Franchisees may receive other financial assistance relating to lower rents and royalties and certain other operating costs for restaurants in new and developing markets, and the amount of this assistance is recorded as an offset to rents and royalties revenues.

The following progression outlines the Company’s franchised locations and system activity for each of the years 2006 through 2008:

	2008	2007	2006
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of year	3,149	2,952	2,790
Franchises opened	265	192	184
Franchises closed	(36)	(17)	(30)
Net transfers within the franchised system (primarily resales)	25	22	8

Franchise restaurants in operation – end of year	3,403	3,149	2,952
Company-operated restaurants	34	72	95

Total systemwide restaurants(1)	3,437	3,221	3,047

(1)

Includes various types of standard and non-standard restaurant formats with varying restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited selection of donuts. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 293 licensed locations in the Republic of Ireland, Northern Ireland, and the United Kingdom as at December 28, 2008 (2007: 143 and 2006: nil).

Cost of sales related to Company-operated restaurant sales, excluding cost of sales from restaurants consolidated under FIN 46R, were $44.9 million, $64.5 million, and $77.2 for the years ended 2008, 2007 and 2006, respectively.

Variable interest entities

The Company enters into flexible lease arrangements with certain operators who are not required to invest a significant amount of equity. Because the legal entity within which such an operator operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined by FIN 46R. Based on management’s review of the financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by FIN 46R, of these VIEs. Accordingly, the Company has consolidated 120, 111 and 100 restaurants, or approximately 3.5%, 3.4% and 3.3%, of the Company’s total systemwide restaurants, at year end 2008, 2007 and 2006, respectively. The related minority interest is inconsequential and is classified in other expense (income), net on the Consolidated Statement of Operations and other long-term liabilities on the Consolidated Balance Sheet.

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

The Company has no equity interest in any of its franchisees. None of the Company’s assets serves as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The only exposure to the Company in connection with these VIEs relates to the collection of amounts due to the Company, which are collected weekly. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

In connection with restricted stock unit awards to Company employees (see Note 20), the Company established a Trust that purchases and retains shares to satisfy the Company’s contractual obligation to deliver stock to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held by the Trust has been accounted for as a reduction in outstanding shares of common stock, and the Trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

Advertising costs

Advertising costs are expensed as incurred with the exception of media development costs, which are expensed in the month that the advertisement is first communicated (see Note 9).

Foreign currency translation and accumulated other comprehensive (loss)

The functional currency of the Company’s U.S. operating subsidiaries is the U.S. dollar and for its Irish subsidiary, it is the Euro. For such entities, the assets and liabilities are translated at the year-end Canadian dollar exchange rates, and the revenues and expenses are translated at average Canadian dollar exchange rates for the period. Resulting translation adjustments are recorded as a component of stockholders’ equity and in other comprehensive income (expense).

Assets and liabilities denominated in a currency other than the functional currency of the legal entity are translated at the period-end exchange rate, and any currency adjustment is recorded in Other expense (income), net in the Consolidated Statement of Operations.

Components of accumulated other comprehensive loss as at December 28, 2008 and December 30, 2007 included:

	2008	2007
	(in thousands)
Translation adjustments (losses), net of tax	$(53,804)	$(136,744)
Cash flow hedges, net of tax	(1,132)	(1,721)

	$(54,936)	$(138,465)

Total translation adjustments included in accumulated other comprehensive expense at December 28, 2008 and December 30, 2007 were translation gains of $82.9 million and translation losses of $60.9 million, respectively. Included in other (income) expense, net, were foreign exchange gains of $0.7 million in 2008, foreign exchange losses of $0.4 million in 2007, and foreign exchange gains of $0.4 million in 2006.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Derivative instruments

SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, requires companies to recognize all derivatives as either assets or liabilities at fair value on the Consolidated Balance Sheet. SFAS No. 133 also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations.

This designation is based on the exposure being hedged. The Company has a policy forbidding speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The counterparties to derivative instruments entered into generally consist of a multiple of financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at December 28, 2008 or December 30, 2007.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. Derivative fair values used by the Company are based on quoted market prices for comparable products and have therefore been classified as observable Level 2 inputs as defined by SFAS No. 157—Fair Value Measurements (“SFAS No. 157”) (see Note 16).

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

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Consolidated Statement of Operations. The Company discontinues hedge accounting: (i) when it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) when it is probable that the forecasted transaction will not occur; or (iv) when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Hedges of net investments in foreign operations: The Company may use forward foreign exchange contracts to hedge its exposure to foreign currency volatility in connection with investments in certain foreign subsidiaries. The realized and unrealized fair value of these hedges are included in stockholders’ equity in the foreign currency translation component of accumulated other comprehensive income (loss) and offset translation adjustments on the underlying net assets of foreign subsidiaries, which are also recorded in accumulated other comprehensive income. If the derivative is no longer considered effective in offsetting changes in the value of the hedged item, or if management determines that designation of the derivative as a hedge instrument is no longer appropriate, the fair value of these hedges is included in the Consolidated Statement of Operations in Other expense (income), net. The Company has not entered into any hedges of net investments in foreign operations in 2008 or 2007.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in Other expense (income), net. The Company has not designated any derivatives as fair value hedges in 2008, 2007, or 2006.

Other derivatives: The Company entered into a total return swap (“TRS”) during 2008 that is intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock based compensation awards that will settle in cash, namely the tandem stock appreciation rights (“SAR”) that are associated with stock options (see Note 20). The TRS did not qualify as an accounting hedge under SFAS No. 133, and, as such, it is being adjusted to fair value in accordance with SFAS 133 at each period end. The fair value of this derivative was determined using Level 2 inputs, as defined by SFAS No. 157 (see Note 16). Changes in the fair value of this derivative are included in general and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs.

Accounting for fair value measurements

Effective December 31, 2007, the Company adopted SFAS No. 157. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only (see Note 16).

Effective December 31, 2007, the Company also adopted SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis with changes in value reported in earnings. The Company did not elect to report any assets or liabilities at fair value under this standard.

Income taxes

As prescribed in SFAS No. 109—Accounting for Income Taxes, the Company uses the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared to tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the currently enacted tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for a portion of earnings related to foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statements of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to stockholders’ equity are netted with such items. Changes in future income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. A valuation allowance is established to reduce deferred income tax assets to the amount more likely than not to be realized. In addition, the Consolidated Statements of Operations contain items that are non-taxable or non-deductible for income tax purposes and, accordingly, cause the income tax provision to be different from what it would be if based on statutory rates.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48—Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 requires an assessment in accordance with specified parameters of whether tax benefits claimed or expected to be claimed on

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, and it requires increased disclosure.

Stock-based compensation

The Company currently provides compensation to certain employees in the form of restricted stock units and stock options with tandem stock appreciation rights, and to directors in the form of deferred stock units. The Company previously issued restricted stock units to directors, but these were fully vested and settled in November 2008. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R—Share-based Payments. The Company’s 2006 Stock Incentive Plan is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of restricted stock units, stock options, stock appreciation rights, dividend equivalent rights, performance awards and share awards. In addition, the Company may issue deferred stock units to its directors under the Company’s Non-Employee Director Deferred Share Unit Plan.

Restricted stock units—Restricted stock units granted are measured at the fair market value based on the mean of the high and low prices of the shares of the Company’s common stock traded on the Toronto Stock Exchange on grant day. Restricted stock units are generally expensed on a straight-line basis over the vesting period. The expense is recorded in general and administrative expenses, consistent with the classification of the related employee compensation expense. Grants related to retirement-eligible employees are expensed immediately. Restricted stock units have dividend equivalent rights. In addition, the Company may grant performance-based restricted stock units to certain of its employees. The performance component is based on historical measurers and is only used to determine the amount of units granted. All other characteristics of the performance-based restricted stock units are the same as restricted stock units.

Deferred stock units—Deferred stock units are granted to non-employee members of the Company’s Board of Directors and are expensed on the date of grant since they vest immediately. Deferred stock units are notional units which track the value of the Company’s common stock. These units are settled in cash based on the value of the Company’s common stock on the Toronto Stock Exchange on the date of the director’s separation of service from the Company. Since the awards are settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed. Deferred stock units have dividend equivalent rights, which are expensed as earned.

Stock options—The Company uses the Black-Scholes-Merton option pricing model which requires the use of subjective assumptions. These assumptions, including estimating the length of time employees will retain their stock options before exercising them (“the expected term”), the expected volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs granted to retirement-eligible employees are expensed immediately. Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized on the Consolidated Statement of Operations. The Company issued stock option awards with tandem stock appreciation rights (see below) for the first time to its named executive officers in fiscal 2008.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock appreciation rights—Stock appreciation rights (“SARs”) may be granted alone or in conjunction with a stock option. A SAR related to an option generally terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option to receive shares of common stock or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. The Company issued SARs in tandem with stock options for the first time in fiscal 2008.

Historical cash flow presentation

The Company classified historical cash flows with Wendy’s based on the nature of the underlying transaction. Investing activities were classified based on executed agreements entered into by the Company with Wendy’s. Financing activities related to capital transactions or executed Company borrowings from Wendy’s. Operating activities related to amounts that arise in the normal course of business.

NOTE 2 NET INCOME PER SHARE OF COMMON STOCK

Basic earnings per share of common stock are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock, and stock options with tandem stock appreciation rights as prescribed in SFAS No. 128—Earnings Per Share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. Stock options were anti-dilutive for fiscal 2008 and, therefore, were excluded from the calculation of earnings per share of common stock.

The computations of basic and diluted earnings per share of common stock are shown below:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands, except per share data)
Net income for computation of basic and diluted earnings per share of common stock	$284,678	$269,551	$259,596

Weighted average shares outstanding for computation of basic earnings per common share	183,298	188,465	185,153
Dilutive impact of restricted stock units	194	294	248

Weighted average shares outstanding for computation of diluted earnings per share of common stock	183,492	188,759	185,401

Basic earnings per share of common stock	$1.55	$1.43	$1.40

Diluted earnings per share of common stock	$1.55	$1.43	$1.40

NOTE 3 CHARGES FROM WENDY’S

Nature of charges: In fiscal 2006, general corporate expense allocations represented costs related to corporate functions such as executive oversight, risk management, information technology, accounting, legal, investor relations, human resources, tax, other services and employee benefits and incentives (including

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

compensation expense related to restricted stock units) that Wendy’s had historically provided to the Company. The 2007 corporate expense allocations represent information technology services only. Consistent with the terms of the shared services agreement, the charges in 2007 and 2006 were reduced as the Company gained increased independence from Wendy’s and, therefore, required a decreased level of services from Wendy’s. The Company terminated all its shared services from Wendy’s as of December 3, 2007.

Basis of charges: For the fiscal years ended December 30, 2007 and December 31, 2006, expense allocations from Wendy’s were based on the amounts determined in accordance with the shared services agreement entered into on March 29, 2006 at the completion of the IPO, which, as described above, resulted in decreased charges as the service levels declined.

Classification of charges: All of these charges are reflected in General and administrative expenses in the Company’s Consolidated Statement of Operations.

In addition to the expense allocations under the shared services agreement, charges related to restricted stock units granted to employees of the Company under the Wendy’s 2003 Stock Incentive Plan (“Wendy’s Plan”) and expenses relating to the Wendy’s stock options (see Note 20) are summarized below:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Expense allocations under the shared services agreement	$—	$821	$10,062
Wendy’s restricted stock unit expense for Company employees	—	—	6,053

	$—	$821	$16,115

The Company considered these general corporate expense allocations in prior years to be a reasonable reflection of the utilization of services provided. Additionally, the Company currently does not believe the difference between the cost allocations from Wendy’s and the costs the Company would have incurred on a standalone basis would have a material impact on the Company’s Statements of Operations, Balance Sheets or Statements of Cash Flows for 2007 or 2006.

NOTE 4 ASSET IMPAIRMENT AND RELATED CLOSURE COSTS

During the fourth quarter of 2008, the Company initiated a strategic review of its approach to the U.S. market. Upon completion of this review, it was determined that 11 underperforming restaurants in two southern New England markets would be closed. An impairment review was also performed for the remaining assets operating in the two affected southern New England markets. At the conclusion of this review, the Company determined that the future expected cash flows in these markets were insufficient to recover the carrying value of these assets, resulting in an impairment charge being recorded. The following table outlines the charges associated with the impairment and restaurant closures:

	Impairment	Restaurant closure costs	Total
	(in thousands)
Impairment of assets	$13,703	$2,856	$16,559
Lease commitments	—	4,501	4,501
Other	—	206	206

Total asset impairment and related closure costs	$13,703	$7,563	$21,266

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Impairment: The fair value of these asset groups was determined in order to calculate the amount of impairment for the asset group. The most significant asset in these asset groups is property and buildings for which the fair value of the underlying real estate was primarily based on third party appraisals of the assets. The Company relied on the work of independent valuators as experts: Sweeney Real Estate Appraisal, with William E. Coyle, Jr. & Associates, and Joseph J. Blake and Associates Inc., to assess the fair value of the underlying real estate. The shortfall of fair value compared to carrying value for each asset group was then allocated to the assets within the respective asset group.

Restaurant closure costs: The fair value of the assets associated with the closed restaurants was based on estimated salvage value for leaseholds and equipment and, in the case of owned properties, the fair value of underlying real estate was based on third-party appraisals performed by the above-mentioned valuators. The liability relating to ongoing lease commitments takes into account sublease assumptions and is undiscounted. Other costs associated with restaurant closures relate primarily to severance costs.

The impairment loss and related restaurant closure costs are included in Asset impairment and related closure costs on the Consolidated Statement of Operations and Consolidated Statement of Cash Flow. They have also been reflected in the U.S. operating segment (see Note 22).

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $2.8 million at December 28, 2008 (December 30, 2007: $2.2 million). The carrying amount of the accounts receivable outstanding approximates fair value due to the short-term nature of these balances.

NOTE 6 NOTES RECEIVABLE

The Company has developed a franchise incentive program for some of the Company’s U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks (2007 and earlier: 130 weeks) from the date of opening, and the franchisee has the option to pay for the initial franchise fee on a weekly basis over a period of up to 104 weeks from the opening of the restaurant as well.

Notes receivable arise primarily from the financing of such arrangements under the franchise incentive program and from past due franchisee obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of 104 weeks (2007 and earlier: 130 weeks). The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. Uncollectible amounts for notes receivable, both principal and interest, are provided for when those amounts are identified as uncollectible and were $0.8 million and $0.3 million at December 28, 2008 and December 30, 2007, respectively. The estimated fair value of the Company’s notes receivable was approximately $39 million and $28 million as at December 28, 2008 and December 30, 2007, respectively.

	2008	2007
	(in thousands)
Notes receivable, discounted, short-term	$22,615	$10,824
Notes receivable, discounted, long-term	17,645	17,415

	$40,260	$28,239

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7 INCOME TAXES

The Company’s U.S. entities currently file a separate consolidated U.S. federal income tax return. The Company’s U.S. entities were included in the filing of a consolidated U.S. tax return with Wendy’s and its other U.S. subsidiaries up to September 29, 2006. For periods prior to September 29, 2006, the Company’s U.S. income tax provision and related deferred income tax amounts were determined as if the Company filed tax returns on a standalone basis. The provision for income taxes in each of the last three fiscal years consisted of the following:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Current
U.S. federal	$601	$1,215	$(3,322)
U.S. state and local	281	426	1,700
Foreign	149,379	140,618	107,981

	150,261	142,259	106,359

Deferred
U.S. federal	(7,986)	(5,829)	(1,517)
U.S. state and local	(392)	(236)	1,355
Foreign	(2,627)	2,657	(5,035)

	(11,005)	(3,408)	(5,197)

	$139,256	$138,851	$101,162

The provision for foreign taxes includes withholding taxes. Income before income taxes for foreign operations, which was primarily Canadian, was $422.5 million, $382.9 million and $334.4 million, for the fiscal years ended 2008, 2007 and 2006, respectively.

The tax-effected temporary differences which gave rise to deferred tax assets and liabilities at each year end consisted of the following:

	2008	2007
	(in thousands)
Deferred tax assets
Foreign tax credit carry-forwards	$47,567	$36,507
Lease transactions	51,433	42,450
Property and equipment basis differences	4,523	5,026
Intangible assets basis differences	8,555	7,566
Benefit plans	3,600	3,151
Reserves not currently deductible	3,470	3,122
Deferred income	24,972	15,800
Loss carry-forwards	6,028	3,534
All other	5,043	3,051

	155,191	120,207
Valuation allowance	(62,191)	(40,845)

	$93,000	$79,362

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

	2008	2007
	(in thousands)

Deferred tax liabilities
Lease transactions	$33,885	$31,923
Property and equipment basis differences	18,407	24,541
Intangible assets basis differences	701	846
Unremitted earnings – foreign operations	980	2,643
All other	3,586	1,027

	$57,559	$60,980

Net deferred assets	$35,441	$18,382

Reported in Consolidated Balance Sheet as:
Deferred income taxes – current asset	$19,760	$11,176
Deferred income taxes – long-term asset	29,285	23,501
Deferred income taxes – long-term liability	(13,604)	(16,295)

	$35,441	$18,382

Deferred tax assets and the related valuation allowance increased in 2008 by $35.0 million and $21.3 million, respectively, primarily as a result of increases to temporary differences related to the U.S. operations, and the translation of those amounts from U.S. dollars to Canadian dollars. Of the $21.3 million change, $6.0 million was recorded in income tax expense and, therefore, impacted the effective tax rate.

A valuation allowance in the amount of $62.2 million (2007—$40.8 million) has been established as a result of the Company’s determination that it is more likely than not that the Company will not entirely benefit from the temporary differences related to the U.S. operations. The Company’s U.S. foreign tax credits of $47.6 million expire in 2010 through 2018, and U.S. state loss carry-forwards of $90.8 million expire in 2009 through 2028.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective tax rate for each year is shown below:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Income taxes at statutory rate	$148,377	$142,940	$126,265
Taxes on non-U.S. earnings, net of related tax credits	(19,180)	(9,730)	(15,944)
State and local taxes, net of federal benefit	170	486	1,105
Changes in reserve for uncertain tax positions	6,258	4,035	(11,400)
Other	3,631	1,120	1,136

Income taxes at effective rate	$139,256	$138,851	$101,162

Effective tax rate	32.8%	34.0%	28.0%

The effective income tax rate in fiscal 2008 was 32.8% compared to 34.0% in 2007 and 28.0% in fiscal 2006. In 2008, the effective tax rate was lower than 2007 primarily as a result of a decrease in Canadian statutory income tax rates, and withholding tax rates, offset by increases to valuation allowances relating to U.S operations. In 2007 the effective tax rate was higher than 2006 primarily as a result of the adoption of FIN 48 in 2007 and the favourable resolution of tax audits in 2006 that did not reoccur in 2007.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The cumulative amounts of unrecognized tax benefits for FIN48 purposes (excluding related interest) as of December 28, 2008 and December 30, 2007 were $20.5 million and $13.8 million, respectively (long-term portion of $12.7 million, and $6.2 million, respectively).

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding related interest), is as follows:

	Year ended
	December 28, 2008	December 30, 2007
	(in thousands)
Balance at beginning of year	$13,819	$12,532
Additions based on tax positions related to the current year	4,058	2,964
Additions for tax positions of prior years	3,915	1,912
Reduction for tax positions of prior years	(1,248)	(2,490)
Settlements	—	(1,099)
Reductions as a result of a lapse of applicable statute of limitations	—	—

Balance at end of year	$20,544	$13,819

Included in the balance of unrecognized tax benefits at December 28, 2008 are $5.2 million of uncertain tax positions for which ultimate deductibility or recoverability is highly certain but for which there is uncertainty about the timing of such deductibility or recoverability ($4.0 million as of December 30, 2007). The deferral of the deductibility or recoverability of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid or withheld would subsequently be recovered when the amounts become ultimately deductible or recoverable.

Of the $20.5 million unrecognized tax benefits at December 28, 2008, approximately $15.3 million would impact the effective tax rate over time, if recognized (2007 – $13.8 million and 2006 – $9.8 million, respectively).

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of December 28, 2008 and December 30, 2007, the Company had accrued approximately $4.9 million and $4.1 million respectively, for the potential payment of interest and penalties. During fiscal 2008, the Company accrued an additional $0.8 million in tax expense related to interest and penalties (2007 – $0.9 million).

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that its unrecognized tax benefits reflect the most probable outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. In addition, the resolution of a matter could be recognized as an adjustment to the provision for income taxes and could affect the effective tax rate in the period of resolution. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2003 and subsequent taxation years. The audits of 2001 and 2002 were substantially completed for the majority of Canadian subsidiaries in 2007 and resulted in no material change in

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

taxes. The Company continues to work with the taxation authorities towards the resolution of a limited number of issues in respect of those years. The Internal Revenue Service has conducted an examination of the Wendy’s consolidated tax group for 2005 and 2006 which included Tim Hortons Inc. up to September 29, 2006. No material change in taxes were made by Internal Revenue Service as a result of the examination for the 2005 and 2006 taxation years. In addition, income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years, consistent with its FIN 48 analysis; however, it is possible that actual settlements may differ from amounts accrued.

It is reasonably possible that the total amount of unrecognized tax benefits will increase over the next twelve months by up to $6.9 million, plus interest and penalties, primarily relating to the deductibility of interest as a result of tax authority audit settlements. In addition, it is also reasonably possible that unrecognized tax benefits will decrease by up to $3.0 million over the next twelve months primarily related to the audit of transfer pricing related matters. There could be fluctuations in the amount of unrecognized tax benefits over the next twelve months as a result of the timing of the settlement of these tax audits and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has, as part of its FIN 48 analysis, made its current estimates based on facts and circumstances known as of December 28, 2008, and cannot predict subsequent or changed facts and circumstances that may affect its current estimates.

On December 15, 2008, the Fifth Protocol to the Canada—U.S. Tax Treaty (“the Protocol”) was ratified by the Canadian and U.S. governments. The Protocol resulted in a reduction of Canadian withholding taxes on interest payments to related U.S. recipients from 10% to 7% in 2008, 4% in 2009, and 0% in 2010. Accordingly, the Company reduced its accrual for Canadian withholding taxes on interest payments to related U.S. recipients by $3.7 million.

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

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $50.5 million at December 28, 2008. The additional taxes payable on earnings considered indefinitely reinvested would approximate $2.5 million if repatriated in 2009 ($12.5 million if repatriated thereafter), consisting primarily of additional foreign withholding taxes. The Company has provided deferred taxes at December 28, 2008, where applicable, on $72.5 million of unremitted earnings, which are not considered to be indefinitely reinvested.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 INVENTORIES AND OTHER, NET

Inventories (which are comprised primarily of finished goods), and other, net include the following for the 2008 and 2007 fiscal years:

	2008	2007
	(in thousands)
Inventories	$43,252	$48,872
Inventory obsolescence provision	(873)	(1,228)

Inventories, net	42,379	47,644
Prepaids and other	29,126	12,637

Total inventories and other, net	$71,505	$60,281

NOTE 9 RESTRICTED ASSETS AND LIABILITIES—ADVERTISING FUNDS

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45—Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. These current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Consolidated Balance Sheet. In addition, at December 28, 2008 and December 30, 2007, property and equipment, net, included $26.8 million and $33.6 million, respectively, of advertising fund property and equipment.

Contributions to the advertising funds are required to be made from Company-operated and franchise restaurants and restaurants under operator agreements. These contributions are based on a percentage of restaurant retail sales and are used for local, regional and national advertising as well as brand protection and development programs. The Company may collect up to 4.0% of restaurant sales from franchisees and Company-operated restaurants for contribution to the advertising funds. The following table summarizes actual contribution rates to the advertising funds for franchise and Company-operated restaurants:

	Advertising Fund Contribution Rate as of Year-end
	2008	2007	2006
Canada	3.5%	3.5%	3.5%
U.S.	4.0%	4.0%	4.0%

Company contributions made from its Company-operated restaurants to its various advertising funds totalled $1.4 million, $2.0 million and $3.1 million in 2008, 2007 and 2006, respectively. The total amount spent by the advertising funds in 2008, 2007 and 2006 amounted to $176.1 million, $173.7 million and $150.1 million, respectively.

Total advertising expense of the Company, including amounts contributed to all of the advertising funds, local advertising costs and other marketing and advertising expenses, comprised of contributions made at the discretion of the Company and contributions from Company-operated restaurants, amounted to $5.4 million, $4.9 million and $4.6 million for 2008, 2007 and 2006, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, net of impairment charges, at 2008 and 2007 fiscal year ends consisted of the following:

	2008	2007
	(in thousands)
Land	$244,919	$218,068
Buildings and leasehold improvements	1,172,703	1,020,837
Restaurant and other equipment	126,879	115,061
Capital leases	117,657	100,889
Computer hardware and software	80,564	73,575
Advertising fund property and equipment	55,975	52,895
Other	77,804	79,368
Construction-in-progress	36,198	23,272

	1,912,699	1,683,965
Less: Accumulated depreciation and amortization	(579,847)	(480,706)

	$1,332,852	$1,203,259

The December 28, 2008 net book value of interest and other costs capitalized in property, plant and equipment, primarily associated with the construction of new restaurants, was $7.1 million (2007: $6.5 million). The Company capitalized $0.6 million of interest in fiscal 2008 (2007 – $1.1 million).

The Company capitalizes certain internally developed software costs, which are amortized over a period of up to ten years. At December 28, 2008 and December 30, 2007, the capitalized software development balances, which include both internally developed costs and external costs, were $16.1 million and $13.8 million, respectively.

Capital leases are comprised primarily of buildings. The Company added $13.7 million of additional capital leased assets in 2008 (2007: $16.9 million).

In 2008, the Company recorded pre-tax property and equipment impairment charges of $16.6 million related to two New England markets in the U.S. operating segment. (see Note 4).

NOTE 11 INTANGIBLE ASSETS, NET

The table below presents the intangible assets as of December 28, 2008 and December 30, 2007:

	2008	2007
	(in thousands)
Persona
Gross carrying amount	$6,455	$6,455
Accumulated amortization	(3,849)	(3,310)

Net carrying amount	$2,606	$3,145

Persona represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of twelve years ending in 2013.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Total intangibles amortization expense was $0.5 million and $0.5 million for the years ended December 28, 2008 and December 30, 2007, respectively. The estimated annual intangibles amortization expense for 2009 through 2013 is approximately $0.5 million.

NOTE 12 EQUITY INVESTMENTS

Combined summarized financial information for the Company’s investments accounted for using the equity method is shown below. These investments almost exclusively are in operating ventures closely integrated into the Company’s operations, such as the joint venture investments described below and in Note 24. These amounts are in aggregate at 100% levels. The net income amounts shown below include income tax expense of $10.8 million, $7.6 million, and $10.5 million for 2008, 2007, and 2006, respectively. The Company’s ownership percentage of these income tax amounts is included as part of equity income shown on the Consolidated Statements of Operations, unless the investment pertains to a partnership or joint-venture, in which case ownership percentage of earnings is attributed to the partner or venturer and the associated income tax is included in income taxes on the Consolidated Statement of Operations.

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Income Statement Information
Revenues	$219,271	$199,520	$197,273
Expenses attributable to revenues	$(122,593)	$(105,576)	$(101,759)
Net Income	$74,031	$76,246	$71,985

	2008	2007
	(in thousands)
Balance Sheet Information
Current assets	$53,716	$62,400
Non-current assets	$257,564	$262,456
Current liabilities	$11,241	$14,705
Non-current liabilities	$17,281	$16,444

The Company’s two most significant equity investments are its 50% owned joint venture with IAWS Group plc, a wholly-owned subsidiary of Aryzta AG, which supplies the Company’s restaurants with certain par-baked products, and its 50% owned joint venture with Wendy’s, which jointly holds real estate underlying Canadian combination restaurants (see Note 24). In fiscal 2008, the Company received distributions of $15.0 million, representing the Company’s share, from its partnership with Wendy’s ($13.5 million in both 2007 and 2006) and dividends of $24.0 million, representing the Company’s share, from its joint-venture with IAWS Group ($24.0 million in both 2007 and 2006).

NOTE 13 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES—OTHER

Included within Accounts payable are the following obligations as at December 28, 2008 and December 30, 2007:

	2008	2007
	(in thousands)
Accounts payable	$138,704	$108,764
Construction holdbacks and accruals	18,506	24,648

	$157,210	$133,412

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Included within other accrued liabilities are the following obligations as at December 28, 2008 and December 30, 2007:

	2008	2007
	(in thousands)
Gift certificate obligations	$12,960	$25,147
Cash card obligations	62,882	37,784
Other accrued liabilities	34,676	32,846

	$110,518	$95,777

Other accrued liabilities include accrued rent expense, deposits, and various equipment and other accruals. The carrying amount of Accounts payable and Accrued liabilities approximates fair value due to the short-term nature of these balances.

NOTE 14 TERM DEBT

Prior to March 2006, the Company was a wholly owned subsidiary of Wendy’s. Accordingly, the Company did not historically seek significant external financing as its cash requirements were funded primarily by Wendy’s.

On February 28, 2006, as amended on April 24, 2006, effective February 28, 2006, the Company entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that consists of a $300.0 million Canadian term loan; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability and a $25.0 million letter of credit facility); and a US$100.0 million U.S. revolving credit facility (which includes a US$10.0 million letter of credit facility) (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term loan bears interest at a variable rate per annum equal to Canadian prime rate or, alternatively, the Company may elect to borrow by way of bankers’ acceptances (or loans equivalent thereto) plus a margin. The senior bank facility contains various covenants which, among other things, requires the maintenance of two financial ratios—a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as at December 28, 2008.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $7.6 million (2007: $7.5 million) to support standby letters of credit. The revolving facilities are available for general corporate purposes. The Company incurs commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at December 28, 2008 and December 30, 2007, equalled 0.125% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or, alternatively, the Company may elect to borrow by way of bankers’ acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In connection with the term loan, the Company entered into a $30.0 million and a $100.0 million interest rate swap in June 2007 and March 2006, respectively, with multiple financial institutions to help manage its exposure to interest rate volatility. The interest rate swaps are recorded at fair value (see Note 16) and are further described in Note 15.

On February 28, 2006, the Company entered into an unsecured non-revolving $200.0 million bridge loan facility with two financial institutions which would have matured on April 28, 2007. The bridge loan facility interest rate was at bankers’ acceptance plus a margin. The bridge loan facility was repaid in full on May 3, 2006, and the bridge facility credit agreement was terminated at that time as a result of the voluntary prepayment. This prepayment was not subject to any prepayment penalties.

In connection with the senior bank facility, the Company incurred a total of $1.5 million in financing costs, which were deferred and are being amortized (or expensed upon early repayment) over the terms of each facility to which the costs relate.

In connection with the bridge loan facility, the Company incurred $0.3 million of deferred financing costs which were expensed on repayment in fiscal 2006.

The Company’s total debt at December 28, 2008 and December 30, 2007 was $333.2 million and $328.5 million, respectively, which includes $32.4 million and $27.7 million at December 28, 2008 and December 30, 2007, respectively, of debt recorded in accordance with EITF 97-10—The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”). Under EITF 97-10, the Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company helped to construct some of the structural elements of those restaurants. Accordingly, the Company has included the restaurant construction costs for these restaurants in property and equipment and recorded the lessor’s contributions to the construction costs for these certain restaurants as debt. The average imputed interest rate for the debt recorded in accordance with EITF 97-10 is approximately 15.9% (2007: 16.1%). The Company’s weighted average effective interest rate on debt at December 28, 2008 is 5.0% (December 30, 2007 – 6.3%). In addition to debt recorded in accordance with EITF 97-10 and the senior bank facility, the Company had debt of $0.8 million as at December 28, 2008 and December 30, 2007. Based on cash flows and market interest rates, the estimated fair value of the Company’s recorded debt was approximately $367 million and $348 million at December 28, 2008 and December 30, 2007, respectively.

Future maturities for the Company’s recorded debt, at December 28, 2008 are shown below.

(in thousands)
2009	635
2010	695
2011	300,827
2012	953
2013	1,228
Later years	28,803

Total	333,141
Current portion	(635)

$332,506

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Advertising fund restricted long-term debt of $14.6 million and $23.7 million at December 28, 2008 and December 30, 2007, was incurred by the Canadian advertising fund for the purchase of certain property and equipment. The collateralized debt bears interest at 5.4% and is due in installments through 2011 as follows: 2009: $7.7 million; 2010: $6.8 million; and 2011: $0.1 million. The estimated fair value of the advertising fund’s restricted long-term debt approximates book value. See also Note 1 for a general description of the related assets and Note 9 for a description of the Company’s advertising funds.

NOTE 15 FINANCIAL INSTRUMENTS

The Company may enter into derivative instruments with maturities generally not longer than three years to hedge foreign exchange and interest rate risk, and the variability in cash flows related to the tandem SARs associated with stock options (Note 20).

Forward currency contracts to sell Canadian dollars and buy US$41.0 million and US$35.6 million were outstanding as of December 28, 2008 and December 30, 2007, respectively, to hedge purchases from third parties and intercompany payments. The contracts outstanding at December 28, 2008 and December 30, 2007 mature or matured at various dates through July 2009 and June 2008, respectively. The fair value unrealized gain on these forward contracts was $4.9 million as of December 28, 2008 and a fair value unrealized loss of $1.2 million as of December 30, 2007.

In May 2008, the Company entered into a total return swap (“TRS”) to help manage the variability in cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely the tandem SARs that are associated with stock options (see Note 20). A TRS is a contract that involves the exchange of payments between the Company and a financial institution. The payments under the TRS are (i) those based on changes in the value of a reference asset, which, in this case, is the Company’s common stock, (ii) related dividends, and (iii) a variable interest rate specified in the contract. The number of underlying shares of the Company’s common stock covered under this contract is 107,000. The TRS did not qualify as an accounting hedge under SFAS No. 133; and, as such, it is adjusted to fair value each period in accordance with SFAS 133. Gains and losses on the fair value adjustment of the TRS are included in General and administrative expenses. The revaluation resulted in a minimal gain for 2008. The TRS has a seven-year term but the contract allows for partial settlements over the term, without penalty.

In connection with the term loan facility, the Company entered into interest rate swaps in the amount of $30.0 million and $100.0 million with multiple financial institutions in June 2007 and March 2006, respectively, to help manage its exposure to interest rate volatility. By entering into the interest rate swaps, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swaps essentially fix a portion of the interest rate variability on the term loan, as described below, but the rate remains subject to variation if the applicable margin under the credit facilities increases or decreases. The interest rate swaps essentially fixed the interest rate on the swapped portion of the debt to 5.16% at December 28, 2008 and December 30, 2007 and mature on February 28, 2011. The weighted average interest rate on this debt, including the swapped portion, was 4.61% for fiscal 2008 (2007: 5.17%). The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133. Tim Hortons Inc. and certain of its subsidiaries provided guarantees in connection with this transaction. The fair value unrealized loss on these contracts as of December 28, 2008 and December 30, 2007 was $6.1 million, net of taxes of $3.0 million, and $0.5 million, net of taxes of $0.3 million, respectively.

In 2005, the Company entered into forward currency contracts that matured in March 2006 to sell $500.0 million and buy US$427.4 million to hedge the repayment of cross-border intercompany notes being

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income, rather than in the Consolidated Statements of Operations, in accordance with SFAS No. 52. On the maturity date of March 3, 2006, the Company received US$427.4 million from the counterparties and disbursed to the counterparties $500.0 million, resulting in a net cash flow of US$13.1 million ($14.9 million) to the counterparties (representing the difference from the contract rate to spot rate on settlement). Per SFAS No. 95—Statement of Cash Flows (“SFAS No. 95”), the net cash flow is reported in the net cash provided by operating activities line of the Consolidated Statements of Cash Flows as the cash flows do not meet the definition of an investing or financing activity. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes, and a $0.9 million gain was recognized as the ineffective portion of the foreign currency contracts.

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

NOTE 16 FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs. The first two levels are considered observable and the last unobservable. These are used to measure fair value as follows:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2—Inputs, other than Level 1 inputs, that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and/or liabilities measured at fair value on a recurring basis:

	Fair value measurements as of December 28, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Derivative Assets: Forward currency contracts	$—	$4,933	$—	$4,933
Derivative Liabilities: Interest rate swaps	$—	$9,050	$—	$9,050
Derivative Asset: Total return swap (Note 15)	$—	$26	$—	$26

The Company values derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model, including exchange rates, interest rates, credit spreads, volatilities, and the Company’s share price.

NOTE 17 LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2048 (except for one lease that expires in 2086). Terms of land and building leases are generally equal to the initial lease period of 10 to 20 years while land only lease terms can extend longer. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

Assets leased under capital leases, and included in property and equipment, excluding leasehold improvements, consisted of the following:

	2008	2007
	(in thousands)
Buildings	$110,507	$94,369
Other	7,150	6,520
Accumulated depreciation	(38,762)	(32,793)

Balance as of end of year	$78,895	$68,096

At December 28, 2008, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

	Capital Leases	Operating Leases
	(in thousands)
2009	$12,884	$77,969
2010	11,134	66,640
2011	9,728	60,925
2012	8,587	51,039
2013	8,900	51,472
Later years	57,886	477,309

Total minimum lease payments	$109,119	$785,354

Amount representing interest	(44,011)

Present value of net minimum lease payments	65,108
Current portion	(6,056)

	$59,052

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Included in the total minimum lease payments are minimum sublease rental payments under non-cancellable subleases due from lessees of $102 million for capital leases and $530 million for operating leases.

Rent expense consists of rentals for premises and equipment leases. Rent expense for each year is included in operating expenses and amounted to:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Minimum rents	$73,823	$68,613	$63,929
Contingent rents	65,007	60,580	54,942

	$138,830	$129,193	$118,871

Included in contingent rents are expenses associated with the Company’s 50-50 joint venture with Wendy’s for the years ended 2008, 2007, and 2006 of $23.0 million, $22.3 million, and $21.5 million, respectively.

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

At each year end, Company assets included in property and equipment leased under operating leases, including leasehold improvements under operating and capital leases, consisted of the following:

	2008	2007
	(in thousands)
Land	$216,363	$182,315
Buildings and leasehold improvements	1,141,548	963,674
Restaurant equipment	92,999	69,255

	1,450,910	1,215,244
Accumulated depreciation	(451,341)	(330,169)

	$999,569	$885,075

At December 28, 2008, future minimum lease receipts were as follows:

Operating Leases
(in thousands)
2009	230,234
2010	181,782
2011	158,267
2012	133,832
2013	107,893
Later years	242,962

Total	$1,054,970

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Rental income for each year is included in rents and royalties revenues and amounted to:

	Year ended
	December 28, 2008	December 30, 2007	December 31 2006
	(in thousands)
Minimum rents	$236,347	$207,923	$179,134
Contingent rents	206,953	202,117	193,976

	$443,300	$410,040	$373,110

NOTE 18 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.7 million at December 28, 2008 and December 30, 2007. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. At December 28, 2008 and December 30, 2007, the Company is also the guarantor on $8.7 million and $8.1 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The Company believes the claim is frivolous and completely

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

without merit, and the Company intends to vigorously defend the action. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. The result and value of this claim are not determinable at this time, and coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Consolidated Financial Statements.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the resolution of legal proceedings are included in Accounts Payable on the Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 19 CAPITAL STOCK

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

In October 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $200 million of common stock. The Company completed this program in October 2008. See below table for details.

Details of the stock repurchased under the Company’s publicly-announced stock repurchase programs are as follows:

	Stock	Amount	Average Cost
	(in thousands)		(in dollars)
2006-2007 Program
Fiscal 2006	1,930	$64,971	$33.66
Fiscal 2007	3,878	135,039	34.82

	5,808	200,010	34.43
2007-2008 Program
Fiscal 2007	954	35,565	37.29
Fiscal 2008	4,999	163,964	32.80

	5,953	199,529	33.52

Total stock repurchases	11,761	$399,539	$33.97

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, or 5% of the Company’s outstanding shares at the time of regulatory approval. The 2009 program is planned to commence in March 2009 for twelve months ending early in March 2010. The program may terminate earlier if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements.

In addition, the Company reissued 31,857 treasury shares to Company employees to settle restricted stock units (see Note 20) that vested in 2008 (12,355 in 2007). The Company will also occasionally repurchase shares of the Company’s common stock from the TDL Employee Benefit Plan Trust (“Trust”) (see Note 20 and below) to facilitate the settlement of withholding obligations associated with the settlement of restricted stock units. The Company repurchased 37,714 shares of common stock from the Trust for this purpose in 2008.

In connection with the restricted stock unit awards to Company employees (see Note 20), the Company established the Trust to purchase and retain stock to satisfy the Company’s obligation to deliver stock to settle the awards for most Canadian employees. A broker engaged by the trustee of the Trust purchased the following amounts of shares of common stock on the open market. These shares will be held by the Trust until the restricted stock units become vested, at which time they will be disbursed to Canadian employees. Occasionally the Trust will sell stock to the Company to facilitate the remittance of the associated employee withholding obligations. The following table outlines the activities of the Trust:

	Stock	Amount	Average Cost
	(in thousands)		(in dollars)
Stock held in trust

Fiscal 2006
Purchased	266	$9,171	$34.40

Fiscal 2007
Opening balance	266	9,171	$34.40
Purchased	207	7,202	34.95
Disbursed	(52)	(1,745)	34.52

Closing balance	421	$14,628	$34.68

Fiscal 2008
Opening balance	421	$14,628	$34.68
Purchased	116	3,842	33.14
Disbursed or sold	(179)	(6,183)	34.52

Closing balance	358	$12,287	$34.30

For accounting purposes, the cost of the purchase of common stock held by the Trust has been accounted for as a reduction in outstanding shares of common stock, and the Trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

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

NOTE 20 STOCK-BASED COMPENSATION

On November 18, 2005, the Company’s stockholders approved the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity based compensation awards in the form of stock options, restricted stock, restricted stock units (“RSUs”), SARs, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. Total share-based awards of 1.2 million have been made under the 2006 Plan since inception in the form of restricted stock units, as of December 28, 2008, of which 19,110 were granted to external directors of the Company and 1,213,485 granted to officers and certain employees, and dividend equivalent rights accrued on these awards as well. In 2006, as a result of the spin-off of the Company from Wendy’s a total of 193,805 of these awards (gross) were immediately vested and settled, net of withholding tax, in the Company’s shares of common stock.

Total stock-based compensation expense included in General and administrative expense on the Consolidated Statement of Operations is detailed as follows:

	Year ended
	December 28, 2008	December 30, 2007	December 31 2006
Wendy’s Restricted Stock Units (see below)
Standard vesting	$—	$—	$3,407
Accelerated vesting	—	—	2,646

	—	—	6,053
THI Restricted Stock Units
Standard vesting	6,582	4,978	1,432
Accelerated vesting	1,696	2,766	2,583

	8,278	7,744	4,015

Total Restricted Stock Compensation Expense	$8,278	$7,744	$10,068
Stock options and tandem SARs	631	—	—
Deferred stock units	721	816	—

Total stock-based compensation expense	$9,630	$8,560	$10,068

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Details of stock-based compensation grants and settlements in fiscal 2008 and fiscal 2007 are set forth below.

Restricted stock units and deferred stock units

The following is a summary of restricted stock unit activity for employees and outside directors granted under the Company’s 2006 Plan for the years ended December 31, 2006, December 30, 2007, and December 28, 2008:

	Restricted Stock Unit	Weighted Average Fair Value per Unit
	(in thousands)	(in dollars)
Balance at January 1, 2006	—	—
Granted	345	$28.13
Converted from Wendy’s restricted stock units	360	28.36
Vested and settled	(360)	28.36
Forfeited	(1)	—

Balance at December 31, 2006	344	$28.13

Granted	295	$34.99
Dividend equivalent rights	4	34.73
Vested and settled	(118)	28.40
Forfeited	(21)	31.43

Balance at December 30, 2007	504	$31.98

Granted	233	$33.02
Dividend equivalent rights	5	32.68
Vested and settled	(326)	30.38
Forfeited	(10)	32.63

Balance at December 28, 2008	406	$33.82

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s Human Resource and Compensation Committee (the “HRCC”) approved RSU awards, which are reflected in the table above and below. The RSUs granted in 2008 to the named executive officers had a performance condition that was satisfied prior to the grant date.

	Restricted Stock Unit	Fair Market Value of Award
	(in thousands)	(in dollars)
2006
May 2006	19	$30.55
August 2006	326	27.99

Total Granted in 2006	345	$28.13

2007
February 2007	12	$36.65
May 2007	276	34.89
October 2007	7	35.87

Total Granted in 2007	295	$34.99

2008
May 2008	233	$33.02

Total Granted in 2008	233	$33.02

The fair market value of each award is based on the mean of the high and low prices of the Company’s common shares traded on the Toronto Stock Exchange on the day of grant. Grants vest over a maximum 30-month period or shorter. With respect to retirement eligible employees, the expense associated with their grants are accelerated, in accordance with SFAS No. 123R.

In 2008 and 2007, RSUs were settled by one of the following means: (i) by way of disbursement of shares from the TDL Employee Benefit Plan Trust; (ii) the reissuance of treasury shares; or (iii) by way of an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities requirements and other factors may be considered. RSUs that vested during 2008 and 2007 were settled with the participants in the following manner:

	Restricted Stock Unit (gross settlement)	Settlement, net of tax
		Unit	Amount
	(in thousands of units or $)
2007
Settled with shares from the TDL Employee Benefit Plan Trust	95	52	$1,745
Settled by the reissuance of treasury shares	17	12	420
Settled by an open market purchase	6	4	110

Total restricted stock settlement	118	68	$2,275

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

	Restricted Stock Unit (gross settlement)	Settlement, net of tax
		Unit	Amount
	(in thousands of units or $)
2008
Settled with shares from the TDL Employee Benefit Plan Trust	263	141	$4,889
Settled by the reissuance of treasury shares	51	32	1,099
Settled by an open market purchase	12	7	226

Total restricted stock settlement	326	180	$6,214

RSUs are settled by the Company with the participant, after provision for the payment of each participant’s minimum statutory withholding tax requirements. RSUs that vested in 2006 were settled by way of open market purchases, after provision for the payment of each participant’s minimum statutory withholding tax requirements (see below—Stock-based compensation prior to spin-off from Wendy’s—Restricted Stock Units).

As of December 28, 2008, total unrecognized compensation cost related to non-vested share-based compensation restricted stock units outstanding was $6.5 million (2007: $7.6 million) and is expected to be recognized over a weighted-average period of 1.4 years (2007: 1.4 years). The Company expects substantially all of the remainder of the outstanding restricted stock units to vest. A total of 326,000 (2007: 118,000) restricted stock units vested in 2008 with a fair value of $9.9 million (2007: $3.4 million).

Beginning in 2007, non-employee members of the Company’s Board of Directors receive the equity portion of their Board retainers, and may elect to receive the remainder of their Board and Committee compensation, in the form of deferred stock units (“DSUs”). The Company previously issued restricted stock units to directors, but these were fully vested and settled in November 2008.

Stock options and tandem stock appreciation rights

The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of stock options, restricted stock, RSUs, SARs, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries.

Stock options with tandem SARs enable the employee to exercise the stock option to receive shares of common stock or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. Exercise of one will result in cancellation and surrender to the Company of the equivalent amount of the other. The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs granted to retirement-eligible employees are expensed immediately.

The HRCC approved awards of 167,411 stock options with tandem SARs, which were granted on May 15, 2008 (nil in 2007) at a fair value grant day price of $33.02, to its named executive officers. These awards were granted to retirement-eligible employees and non-retirement eligible employees. For purposes of the Black-Scholes-Merton option pricing model, the grant was segregated based on retirement eligibility, and the assumptions were adjusted accordingly. All options with tandem SARs granted in 2008 vest over 3 years and expire 7 years from the date of issuance, provided that if an employee retires, the term decreases to four years after retirement. The fair

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

value of these awards was determined, in accordance with SFAS 123R, at the grant date and each subsequent remeasurement date by applying the Black-Scholes-Merton option-pricing model using the following assumptions:

	Assumptions at Grant	Assumptions at Year-End
Grant date/remeasurement date	May 15, 2008	December 28, 2008
Expected share price volatility	20% – 21%	23% – 24%
Risk-free interest rate	3.0% – 3.1%	1.4% – 1.7%
Expected life	3 – 5 years	2.9 – 4.4 years
Expected dividend yield	1.1%	1.1%

Expected share price volatility was estimated by using a combination of the Company’s historical share price volatility (post-IPO) and Wendy’s historical share price volatility (pre-IPO) for a period similar to the expected life of the option. The Company selected Wendy’s historical share price volatility for the period prior to the Company’s IPO as a proxy for volatility since the Company was a significant wholly-owned subsidiary of Wendy’s during this time.

The risk-free interest rate was referenced from Government of Canada bonds with a maturity period similar to the expected life of the options. If an exact match in maturity was not found, the closest two maturities, one before and one after the expected life of the options, were used to extrapolate an estimated risk-free rate.

Expected life is based on the simplified method of estimating a stock option term, in accordance with Staff Accounting Bulletin No. 10—Year-End Help For Expensing Employee Stock Options. The simplified method is used as this is the first year the Company has issued stock options and there is insufficient historical detail to use as an alternative basis to estimating the term.

Expected dividend yields are based on current, approved dividends expressed as a percentage of either the strike price or the closing price, depending on the date of the assumption.

Forfeitures have been assumed at 0% based on the expected turnover rate of the employees who were granted stock options with tandem SARs.

Awards granted to retirement-eligible employees are expensed on an accelerated basis, in accordance with SFAS 123R. The stock option with tandem SARs awards were revalued to fair value at December 28, 2008 using the share price on the Toronto Stock Exchange, which was $33.18 at the end of fiscal 2008.

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

As mentioned previously, the Wendy’s Plan provided for immediate vesting of restricted stock units upon disposition of a subsidiary of Wendy’s, which included the spin-off of the Company by Wendy’s. As a result, all of the remaining Wendy’s restricted stock units were vested at dates in the third quarter of 2006 and no later than September 29, 2006. On May 1, 2006, one-third of the then-outstanding Wendy’s restricted stock units held by Canadian Company employees was scheduled to vest. In lieu of receiving Wendy’s shares, substantially all of the Company’s Canadian employees elected to receive restricted stock units granted by the Company as replacement for the Wendy’s awards, effectively cancelling the Wendy’s restricted stock units scheduled to vest on May 1, 2006. The Company’s Canadian employees received 2.2755 Company restricted stock units for every Wendy’s restricted stock unit held in connection with the May 1 conversion. This conversion was based on the NYSE closing price of both Wendy’s and the Company on April 28, 2006. On August 15, 2006, the Company’s Canadian employees received 2.4339 Company restricted stock units for every Wendy’s restricted stock unit held in connection with the conversion of the remaining two-thirds of the 2005 Wendy’s award. This conversion was based on the NYSE closing price of

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

both Wendy’s and the Company’s on August 14, 2006. No additional value was provided to the Company’s Canadian employees as a result of these conversions. Upon the conversions, all Company restricted stock units issued for these conversions were immediately vested and net-settled in Company shares purchased on the open market, after provision for the payment of each employee’s minimum statutory withholding tax requirements.

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

NOTE 21 RETIREMENT PLANS

Certain Company employees participate in various defined contribution plans. Costs for Company employees participating in these plans were approximately $6.6 million for 2008, $6.0 million for 2007, and $4.8 million for 2006.

NOTE 22 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues shown between reportable segments.

The table below presents information about reportable segments:

	Year ended
	December 28, 2008	% of total	December 30, 2007	% of total	December 31, 2006	% of total
Revenues
Canada	$1,879,799	92.0%	$1,741,372	91.9%	$1,518,737	91.5%
U.S	163,894	8.0%	154,478	8.1%	140,812	8.5%

	$2,043,693	100.0%	$1,895,850	100.0%	$1,659,549	100.0%

Segment Operating Income (Loss)
Canada	$507,006	105.5%	$467,884	101.0%	$410,582	99.6%
U.S(1)	(26,488)	(5.5)%	(4,804)	(1.0)%	1,736	0.4%

Reportable segment operating income	480,518	100.0%	463,080	100.0%	412,318	100.0%

Corporate charges(2)	(36,952)		(37,971)		(33,102)

Consolidated Operating Income	443,566		425,109		379,216
Interest, Net	(19,632)		(16,707)		(18,458)
Income Taxes	(139,256)		(138,851)		(101,162)

Net Income	$284,678		$269,551		$259,596

Capital Expenditures
Canada	$113,775		$114,501		$119,797
U.S.	60,472		61,040		60,252

	$174,247		$175,541		$180,049

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

(1)	Includes $21,266 of asset impairment and related closure costs in 2008.
(2)

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

A reconciliation of total reportable segment long-lived assets and total assets to consolidated total long-lived assets and total assets, respectively:

	2008	2007
	(in thousands)
Total long-lived assets
Canada	$914,544	$881,068
U.S.	404,660	307,897

Total long-lived assets	1,319,204	1,188,965
Corporate long-lived assets	13,648	14,294

Consolidated long-lived assets	$1,332,852	$1,203,259

	2008	2007
	(in thousands)
Total Assets
Canada	$1,395,902	$1,338,530
U.S.	570,214	419,666

Total assets	1,966,116	1,758,196
Corporate assets	26,511	38,935

Consolidated total assets	$1,992,627	$1,797,131

Corporate assets include a nominal amount of assets related to the Company’s wholly-owned Irish subsidiary which is being managed corporately during the initial start-up phase.

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts is as follows:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Depreciation and amortization
Canada	$71,656	$66,522	$57,998
U.S.	18,965	16,416	14,040

	90,621	82,938	72,038
Corporate	657	657	657

	$91,278	$83,595	$72,695

Asset impairment – U.S.	$16,559	$—	$—

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Sales
Warehouse sales	$1,173,738	$1,067,106	$894,817
Company-operated restaurant sales	38,327	56,161	69,897
Sales from restaurants consolidated under FIN 46R	135,950	125,307	107,691

	1,348,015	1,248,574	1,072,405

Franchise revenues
Rents and royalties	601,870	553,441	503,375
Franchise fees	93,808	93,835	83,769

	695,678	647,276	587,144

Total revenues	$2,043,693	$1,895,850	$1,659,549

NOTE 23 SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$23,088	$25,255	$41,234
Income taxes paid	$153,973	$130,727	$143,749
Non-cash investing and financing activities:
Capital lease obligations incurred	$13,680	$15,090	$7,418

NOTE 24 RELATED PARTY TRANSACTIONS

Prior to September 29, 2006, Wendy’s was considered to be a related party to the Company. However, on September 29, 2006, Wendy’s completed its spin-off of Tim Hortons Inc., and as a result, Wendy’s is no longer a related party as defined in FASB Statement No. 57—Related Party Disclosures.

The following describes the nature and amounts of transactions/balances that the Company had with related parties during the years indicated.

In addition to the functions historically provided by Wendy’s to the Company as described in Note 3 to the Consolidated Financial Statements, certain Tim Hortons restaurants are located on sites in which a Wendy’s restaurant is also located. In Canada, the real estate for approximately 100 combination restaurants is controlled by a 50-50 joint venture (an Ontario General Partnership) between the Company and Wendy’s. Accordingly, the Ontario General Partnership is accounted for using the equity method, and income from the Company’s portion of income from the joint venture is classified in equity income on the Company’s Consolidated Statements of Operations (see Note 12). In the U.S., the Company controls approximately 30 combination restaurants, either through ownership or lease, and leases the Wendy’s portion of the combination restaurants to Wendy’s or a Wendy’s franchisee at a rate of 8.5% of the Wendy’s restaurant sales.

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

In 2008, the Company purchased products from its bakery joint venture totalling $69.0 million (2007: $45.2 million). These purchases related to products produced by this joint venture and distributed, primarily by the Company, to a portion of its system of restaurants.

NOTE 25 RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128—Earnings per Share, with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

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

In May 2008, the FASB issued SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adoption of this pronouncement on its Consolidated Financial Statements.

NOTE 26 QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues
Sales	$306,506	$335,873	$333,581	$372,055
Franchise revenues
Rents and royalties	135,880	153,546	155,214	157,230
Franchise fees	17,931	21,273	20,200	34,404

	153,811	174,819	175,414	191,634

Total revenues	460,317	510,692	508,995	563,689
Total costs and expenses, net(1)	363,813	393,567	386,923	455,824

Operating income	$96,504	$117,125	$122,072	$107,865

Net income(2)	$61,820	$74,974	$78,757	$69,127

Earnings per share – fully diluted(2)	$0.33	$0.41	$0.43	$0.38

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

(1)

Total costs and expenses, net includes restructuring costs of $3.1 million incurred in the second quarter of 2008 and asset impairment and related closure costs of $21.3 million incurred in the fourth quarter of 2008.

(2)

Net income includes restructuring costs, net of savings of $1.7 million incurred in the second quarter of 2008 (EPS impact $0.01) and asset impairment and related closure costs of $15.4 million incurred in the fourth quarter of 2008 (EPS impact $0.08).

SCHEDULE II

TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions)	Balance at End of Year
	(in thousands)
Fiscal year ended December 28, 2008:
Deferred tax asset valuation allowance(1)	$40,845	$10,418	$10,928	$62,191
Allowance for doubtful accounts	2,491	1,286	(948)	2,829
Inventory reserve	1,228	67	(422)	873

	$44,564	$11,771	$9,558	$65,893

Fiscal year ended December 30, 2007:
Deferred tax asset valuation allowance(2)	$80,138	$(2,454)	$(36,839)	$40,845
Allowance for doubtful accounts	2,024	1,196	(729)	2,491
Inventory reserve	2,713	290	(1,775)	1,228

	$84,875	$(968)	$(39,343)	$44,564

Fiscal year ended December 31, 2006:
Deferred tax asset valuation allowance	$40,380	$38,639	$1,119	$80,138
Allowance for doubtful accounts	2,029	422	(427)	2,024
Inventory reserve	1,791	1,689	(767)	2,713

	$44,200	$40,750	$(75)	$84,875

(1)

In the fiscal year ended December 28, 2008, the increase in the deferred tax asset valuation allowance primarily resulted from increases to temporary differences related to the U.S. operations, and the translation of those amounts from U.S. dollars to Canadian dollars.

(2)

In the fiscal year ended December 30, 2007, the reduction of the deferred tax asset valuation allowance primarily represents a reduction related to translation adjustments and the settlement of the use of the Company’s tax attributes by Wendy’s pursuant to the tax sharing agreement.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	December 28, 2008	December 30, 2007
Valuation allowance, deferred income taxes	$62,191	$40,845
Deducted from accounts receivable and notes receivable, net	2,829	2,491
Deducted from inventories and other, net	873	1,228

	$65,893	$44,564

Report of Independent Registered Public Accounting Firm

To the Stockholders of Tim Hortons Inc:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income and Cash Flows present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement Schedule II, and on the Company’s internal control over financial reporting as of December 28, 2008 based on our audits, which in 2008 and 2007 were integrated. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of the Company’s internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for income taxes in 2007.

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

(Signed) PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

February 25, 2009

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

As of December 28, 2008, we carried out an evaluation, under the supervision, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 28, 2008, that such disclosure controls and procedures were effective.

No change was made in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

As of December 28, 2008, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2008. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 28, 2008, as stated in their report set forth in Part II, Item 8 of this Form 10-K on page 142 hereof.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

As we previously disclosed, we amended our insider trading and window trading policies in late 2007 to allow for, and adopted a separate policy governing, automatic trading plans to be entered into pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”) and equivalent Canadian regulations. On February 25, 2009, Mr. Paul D. House, our Executive Chairman, established an automatic trading plan in accordance with Rule 10b5-1, equivalent Canadian regulations, and our automatic trading plan policy that is designed to permit systematic sales by Mr. House over time as part of his individual long-term strategy for asset diversification and financial planning. Subject to the terms of the plan (including pre-set trading instructions), Mr. House may sell up to a pre-determined maximum number of shares of our common stock over a period of 12 months. The transactions under this plan will commence no earlier than March 26, 2009 and will be disclosed publicly through Form 4 filings with the SEC.

On February 25, 2009, the Company obtained regulatory approval from the TSX to commence its 2009 share repurchase program for up to $200 million in common shares, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the outstanding common shares at the time of regulatory approval. Purchases will be made under the repurchase program at management’s discretion, subject to applicable regulatory requirements and market, cost, and other considerations. The 2009 program will commence March 2, 2009 and will end on March 1, 2010, or sooner if the $200 million or 5% share maximum has been reached. If a decision is made to proceed with the changes to the Company’s corporate structure discussed elsewhere in this Annual Report, the timing of share repurchases could be affected, including potentially deferring future purchases subsequent to the first quarter 2009 until after such a transaction is implemented. There can be no assurance as to the precise number of shares that will be repurchased under the 2009 program, or the aggregate dollar amount of the shares purchased. The program may also be terminated at the Company’s discretion in compliance with applicable regulatory requirements.

PART III

Items 10, 11, 12, and 13.    Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence

The information required by these Items, other than the information set forth below, is incorporated herein by reference from the Company’s 2009 Proxy Statement, which will be filed no later than 120 days after December 28, 2008. However, no information set forth in the 2009 Proxy Statement regarding the Audit Committee Report or the Report of the Human Resource and Compensation Committee on Executive Compensation shall be deemed incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Paul D. House	65	Executive Chairman Until February 28, 2008: Chief Executive Officer, President and Chairman of the Board, see below	1985
Donald B. Schroeder	62	President and Chief Executive Officer Until February 28, 2008: Executive Vice President, Administration and General Counsel, see below	1991
Cynthia J. Devine	44	Chief Financial Officer Until April 30, 2008: Executive Vice President and Chief Financial Officer, see below	2003
David F. Clanachan	47	Chief Operations Officer, United States and International Until April 30, 2008: Executive Vice President: Training, Operations Standards and Research and Development, see below	1997
William A. Moir	60	Chief Brand and Marketing Officer Until April 30, 2008: Executive Vice President, Marketing, see below	1990
Roland M. Walton	53	Chief Operations Officer, Canada Until April 30, 2008: Executive Vice President, Operations, see below	1997
Bruce A. Wallace	55	Executive Vice President, Supply Chain, as of May 1, 2008	2001
Brigid V. Pelino	45	Senior Vice President, Human Resources, as of May 1, 2008	2001
Stephen A. Johnston	51	Senior Vice President, Real Estate, as of May 1, 2008	2004

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected or retained as an officer, except in the event of a change in control of the Company, as provided in the Company’s Change in Control Agreements described in the 2009 Proxy Statement under Compensation Discussion and Analysis and under Executive and Director Compensation. The executive officers of the Company are appointed by the Board of Directors.

Paul D. House joined the Company as Vice-President of Marketing in 1985. In January of 1993, Mr. House was named Chief Operating Officer, then President and Chief Operating Officer in 1995, and Chief Executive Officer in November of 2005. Mr. House was named Chairman of the Board in February, 2007. He was a director on the Wendy’s Board from 1998 until his resignation from that Board in February, 2007. Mr. House is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as the Advisory Board for Brock University Business School. Mr. House joined Dairy Queen Canada in 1972 and held various management positions until his promotion to Vice-President of Canadian Operations, responsible for the business in Canada. Mr. House holds a B.A. in Economics from McMaster University. As of March 1, 2008, Mr. House serves as the full-time Executive Chairman of the Company.

Donald B. Schroeder joined the Company in 1991 as Vice President of Human Resources and International Development. He was named Executive Vice President of Administration in 1995, responsible for Human Resources,

Administration, Manufacturing, and Distribution. Upon the separation of the Company from Wendy’s, Mr. Schroeder also assumed the role of General Counsel, Corporate Secretary, and Chief Compliance Officer. Mr. Schroeder was the President of the Tim Horton Children’s Foundation from 1991 to 2008. Mr. Schroeder holds a Bachelor of Laws degree from the University of Western Ontario and a Master of Laws degree from Osgoode Hall Law School. On February 19, 2008, Mr. Schroeder was appointed to the Board of Directors of the Company, and as of March 1, 2008, Mr. Schroeder became the President and Chief Executive Officer of the Company.

Cynthia J. Devine joined the Company in November 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, and tax and information systems for the Company. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. As of May 1, 2008, Ms. Devine was appointed as Chief Financial Officer and assumed accountability for the Company’s manufacturing operations and vertical integration strategy. These manufacturing operations include Maidstone Coffee and Fruitition, Fruits and Fills, a fondant and fills facility. Prior to joining the Company, Ms. Devine served as Senior Vice President, Finance for Maple Leaf Foods, a large Canadian food processing company, and from 1999 to 2001, held the position of Chief Financial Officer for Pepsi-Cola(R) Canada. Ms. Devine, a Canadian Chartered Accountant, holds an Honours Business Administration degree from the University of Western Ontario.

David F. Clanachan joined the Company in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations—Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food company, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training, Operations Standards and Research & Development. As of May 1, 2008, Mr. Clanachan was appointed as Chief Operations Officer, United States and International. Mr. Clanachan directly oversees operations, restaurant development and growth strategy for the U.S. segment, including restaurant development activities as well as the international operations and growth strategy. Mr. Clanachan is also the operations lead in the Company’s joint venture with IAWS. Mr. Clanachan holds a Bachelor of Commerce degree from the University of Windsor. Mr. Clanachan serves on the School of Hospitality and Tourism, Management Policy Advisory Board for the University of Guelph and as a director of the Canadian Hospitality Foundation.

William A. Moir joined the Company in 1990 as Vice President of Marketing, and was promoted to Executive Vice President of Marketing in 1997. As of May 1, 2008, Mr. Moir was appointed as Chief Brand and Marketing Officer, and as the President of the Tim Horton Children’s Foundation and assumed responsibility for research and development, aligning product research and innovation programs with the Company’s brand and marketing activities. Prior to joining the Company, Mr. Moir gained extensive marketing management experience, holding key positions with K-Tel, Shell Oil and Labatt Breweries. He is a director and past Chairman of the Coffee Association of Canada, a director of The Trillium Health Centre Foundation, as well as a member of the Board of Directors of the Tim Horton Children’s Foundation. Mr. Moir holds an Honours Business degree from the University of Manitoba.

Roland M. Walton joined the Company in 1997 as Executive Vice President of Operations, responsible for operations in both Canada and the U.S. As of May 1, 2008, Mr. Walton was appointed as Chief Operations Officer, Canada. Mr. Walton directly oversees operations, restaurant development and growth strategy for the Canadian segment and assumed responsibility for operations standards and training for the Tim Hortons brand. His restaurant industry experience includes Wendy’s Canada, Pizza Hut® Canada and Pizza Hut USA. In 1995, Mr. Walton held the position of Division Vice President for Pizza Hut USA’s Central Division. Mr. Walton holds a Bachelor of Commerce degree from the University of Guelph.

Bruce A. Wallace joined the Company in 1992 as Director of Purchasing and took on the added responsibility of our distribution business. In 2001, he was named Vice-President of Logistics and Purchasing. Prior to joining the Company, Mr. Wallace held the position of Director of Purchasing for Dairy Queen® Canada. He is a past Chairman of the Private Motor Trust Council of Canada and a graduate of Sheridan College.

Brigid V. Pelino joined the Company in 2001 as Vice President, Human Resources, with responsibility for all aspects of Human Resource strategy for both Canada and the United States. Prior to joining the Company, Ms. Pelino worked in increasingly senior level Human Resource positions for Canadian Tire Corporation®, Honeywell International® and General Electric® . Ms. Pelino holds a Honours Bachelors degree in Economics and Accounting and a Masters degree in Industrial Relations, both from the University of Toronto.

Stephen A. Johnston joined the Company in July 1995 as Corporate Counsel for Atlantic Canada. In early 1998, Mr. Johnston assumed additional accountability for Area Training, and was subsequently promoted to Director, Atlantic Canada Operations in November 1998. In January 2004, he assumed the position of Regional Vice President, Atlantic Operations. In March 2006, he was appointed as Senior Vice President, Development. Mr. Johnston was admitted to the Nova Scotia Barristers Society in August 1986, holds a Bachelor of Law from the University of New Brunswick and a Bachelor of Commerce from Mount Allison University.

Other

Certain Corporate Governance Documentation

The Board of Directors has adopted and approved Principles of Governance, Governance Guidelines, Standards of Business Practices (Code of Ethics), a Code of Business Conduct (applicable to directors) and written charters for its Nominating and Corporate Governance, Audit, and Human Resource and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent registered public accounting firm. All of the foregoing documents are available on the Company’s investor website at www.timhortons-invest.com and a copy of the foregoing will be made available (without charge) to any stockholder upon request by contacting the Secretary of the Company at 874 Sinclair Road, Oakville, Ontario, L6K 2Y1.

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

New York Stock Exchange Certification

Our President and Chief Executive Officer has certified to the New York Stock Exchange that he is unaware of any violation by us of the corporate governance listing standards of the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the information under the headings “Audit Committee” and “Audit and Other Service Fees” in the Company’s 2009 Proxy Statement, which will be filed no later than 120 days after December 28, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations—Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Consolidated Balance Sheet—December 28, 2008, and December 30, 2007.

Consolidated Statement of Cash Flows—Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Consolidated Statement of Stockholders’ Equity—Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Consolidated Statement of Comprehensive Income—Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Index to Exhibits.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are denoted in the Index to Exhibits beginning on page 150.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 150.

(c)	The following Consolidated Financial Statement Schedule of Tim Hortons Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

TIM HORTONS INC.

By:	/s/ DONALD B. SCHROEDER	2/26/09
Donald B. Schroeder President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONALD B. SCHROEDER	2/26/09	/s/ CYNTHIA J. DEVINE	2/26/09
Donald B. Schroeder President and Chief Executive Officer and Director		Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

		/s/ PAUL D. HOUSE*	2/26/09
Paul D. House, Director and Executive Chairman of the Board

/s/ M. SHAN ATKINS*	2/26/09	/s/ MICHAEL J. ENDRES*	2/26/09
M. Shan Atkins, Director		Michael J. Endres, Director

/s/ MOYA M. GREENE*	2/26/09	/s/ FRANK IACOBUCCI*	2/26/09
Moya M. Greene, Director		Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	2/26/09	/s/ DAVID H. LEES*	2/26/09
John A. Lederer, Director		David H. Lees, Director

/s/ CRAIG S. MILLER*	2/26/09	/s/ RONALD W. OSBORNE*	2/26/09
Craig S. Miller, Director		Ronald W. Osborne, Director

/s/ WAYNE C. SALES*	2/26/09
Wayne C. Sales, Director

*By:	/s/ DONALD B. SCHROEDER	2/26/09
Donald B. Schroeder Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

3(a)	Amended and Restated Certificate of Incorporation	Incorporated herein by reference from Exhibit 3.1 of Form S-1/A, File No. 333-130035, filed on February 27, 2006.

(b)	Certificate of Designations	Incorporated herein by reference from Exhibit 4.2 of Form S-1/A, File No. 333-130035, filed on March 13, 2006.

(c)	Second Amended and Restated By-laws	Incorporated herein by reference from Exhibit 3(ii) of Form 10-Q for the quarter ended September 28, 2008 filed on November 7, 2008.

4	Rights Agreement between the Company and Computershare Investor Services, LLC	Incorporated herein by reference from Exhibit 4.1 of Form S-1/A, File No. 333-130035, filed on March 1, 2006.

*10(a)	Form of Employment Agreement between The TDL Group Corp., the Company and Paul D. House, as amended	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

*(b)	Form of Amended and Restated Employment Agreement between The TDL Group Corp., the Company and Donald B. Schroeder	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(c)	Form of Amended and Restated Employment Agreement between The TDL Group Corp., the Company and David F. Clanachan (Compliance with Section 409A of the Internal Revenue Code), effective December 31, 2008	Incorporated herein by reference from Exhibit 10(e) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(d)	Form of Employment Agreement between The TDL Group Corp., the Company and each of Cynthia J. Devine, William A. Moir, and Roland M. Walton, as amended	Incorporated herein by reference from Exhibit 10(b) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

*(e)	Executive Annual Performance Plan, as amended and restated effective November 5, 2008	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(f)	The TDL Group Corp. Amended and Restated Supplementary Retirement Plan	Incorporated herein by reference from Exhibit 99.1 (incorrectly labeled and filed as Exhibit 99.2) of the Form 8-K, filed on October 27, 2006.

*(g)	Amendment and Termination of The TDL Group Corp. Amended and Restated Supplementary Retirement Plan	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(h)	Personal Supplemental Executive Retirement Savings Plan	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(i)	2006 Stock Incentive Plan, Amended and Restated May 1, 2008	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended March 30, 2008, filed on May 7, 2008.

Exhibit	Description	Where found

*(j)	Non-Employee Director Deferred Stock Unit Plan, as amended through January 1, 2008	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended December 30, 2007, filed on February 26, 2008.

*(k)	Form of Amended and Restated Director Deferred Stock Unit Plan Award Agreement (Canadian)	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*(l)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian) of John Lederer and Wayne Sales (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference from Exhibit 10(j) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(m)	Form of Amended and Restated Deferred Stock Unit Plan Award Agreement for Deferred Stock Units (U.S.)	Incorporated herein by reference from Exhibit 10(k) of Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(n)	U.S. Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2008	Incorporated herein by reference from Exhibit 10(i) of Form 10-K for the year ended December 30, 2007, filed on February 26, 2008.

*(o)	Form of Amended and Restated Officer Indemnification Agreement for Paul D. House, Cynthia J. Devine, David F. Clanachan, William A. Moir, Donald B. Schroeder, Roland M. Walton, and Peter Fragnelli.	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.

*(p)	Form of Officer Indemnification Agreement, as amended (Effectively amended and restated the form of Officer Indemnification Agreement filed as Exhibit 10.7 of S-1/A No. 333-10035, filed on February 27, 2006)	Incorporated herein by reference from Exhibit 10(j) of Form 10-K for the year ended December 31, 2006, filed on March 9, 2007.

*(q)	Form of Director Indemnification Agreement	Incorporated herein by reference from Exhibit 10.8 of Form S-1/A, File No. 333-130035, filed on February 27, 2006.

*(r)	Form of Amended and Restated Restricted Stock Unit Award Agreement (Canadian) of David Clanachan and Stephen Johnston (2007 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference from Exhibit 10(f) to Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(s)	Form of Amended and Restated Restricted Stock Unit Award Agreement—U.S. Employees (2007 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference from Exhibit 10(g) to Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(t)	Form of Restricted Stock Unit Award Agreement—Donald B. Schroeder (2008 Award)	Incorporated herein by reference from Exhibit 10(b) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*(u)	Form of Amended and Restated Restricted Stock Unit Award Agreement—David F. Clanachan (2008 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference from Exhibit 10(h) to Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

Exhibit	Description	Where found

*(v)	Form of Restricted Stock Unit Award Agreement—Other Named Executive Officers (2008 Award)	Incorporated herein by reference from Exhibit 10(c) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*(w)	Form of Amended and Restated Restricted Stock Unit Award Agreement (2008 Award)	Incorporated herein by reference from Exhibit 10(d) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*(x)	Form of Amended and Restated Restricted Stock Unit Award Agreement—U.S. Employees and U.S. Taxpayers (including Stephen Johnston) (2008 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference from Exhibit 10(i) to Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*(y)	Form of Nonqualified Stock Option Award Agreement (2008 Award)	Incorporated herein by reference from Exhibit 10(e) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

(z)	Senior Facilities Credit Agreement among The TDL Group Corp., the Company and certain lenders and agents named therein, dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10.9 to Form S-1/A, File No. 333-130035 filed on March 1, 2006.

(aa)	Amendment No. 1 to the Senior Facilities Credit Agreement among The TDL Group Corp., the Company and certain lenders and agents named therein, dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10(a) to Form 8-K filed on April 27, 2006.

(bb)	Form of Master Separation Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.1 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

(cc)	Form of Shared Services Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.2 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

(dd)	Letter agreement amendment to the Shared Services Agreement between the Company and Wendy’s International, Inc., dated June 29, 2007	Incorporated herein by reference from Exhibit 10(a) to Form 10-Q for the quarter ended July 1, 2007, filed on August 9, 2007.

(ee)	Form of Tax Sharing Agreement between the Company and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference from Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

(ff)	Amendment No. 1 to Tax Sharing Agreement between the Company and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference from Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP	Filed herewith.

24	Powers of Attorney	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

Exhibit	Description	Where found

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Filed herewith.

*	Denotes management contract or compensatory arrangement.