Form 10-Q
period 2009-03-29
Tim Hortons Inc.
filed 2009-05-08
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common shares, US$0.001 par value per share	180,989,078 shares

Exhibit Index on page 42.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	First quarter ended
	March 29, 2009	March 30, 2008
Revenues
Sales	$339,619	$306,506
Franchise revenues:
Rents and royalties	147,139	135,880
Franchise fees	20,427	17,931

	167,566	153,811

Total revenues	507,185	460,317

Costs and expenses
Cost of sales	299,951	272,283
Operating expenses	57,106	50,009
Franchise fee costs	19,778	18,280
General and administrative expenses	33,476	30,886
Equity (income)	(7,855)	(7,362)
Other (income), net	(164)	(1,111)

Total costs and expenses, net	402,292	362,985

Operating income	104,893	97,332
Interest (expense)	(5,457)	(6,351)
Interest income	554	1,990

Income before income taxes	99,990	92,971
Income taxes (note 2)	33,261	30,489

Net income	66,729	62,482
Net income attributable to noncontrolling interests	290	662

Net income attributable to Tim Hortons Inc.	$66,439	$61,820

Basic and diluted earnings per share of common stock attributable to Tim Hortons Inc. (note 3)	$0.37	$0.33

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	181,072	185,515

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	181,301	185,811

Dividend per share of common stock	$0.10	$0.09

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)

(in thousands of Canadian dollars)

	As at
	March 29, 2009	December 28, 2008
Assets
Current assets
Cash and cash equivalents	$56,694	$101,636
Restricted cash and cash equivalents	34,286	62,329
Accounts receivable, net	153,658	159,505
Notes receivable, net	24,437	22,615
Deferred income taxes	17,548	19,760
Inventories and other, net (note 4)	79,271	71,505
Advertising fund restricted assets (note 5)	26,108	27,684

Total current assets	392,002	465,034
Property and equipment, net	1,347,245	1,332,852
Notes receivable, net	16,775	17,645
Deferred income taxes	31,764	29,285
Intangible assets, net	2,471	2,606
Equity investments	129,771	132,364
Other assets	11,525	12,841

Total assets	$1,931,553	$1,992,627

Liabilities and Equity
Current liabilities
Accounts payable (note 6)	$111,803	$157,210
Accrued liabilities:
Salaries and wages	6,905	18,492
Taxes	17,128	25,605
Other (note 6)	75,415	110,518
Advertising fund restricted liabilities (note 5)	46,293	47,544
Current portion of long-term obligations	6,753	6,691

Total current liabilities	264,297	366,060

Long-term obligations
Term debt	331,678	332,506
Advertising fund restricted debt (note 5)	5,304	6,929
Capital leases	59,858	59,052
Deferred income taxes	14,197	13,604
Other long-term liabilities	73,753	72,467

Total long-term obligations	484,790	484,558

Commitments and contingencies (note 7)
Equity
Equity of Tim Hortons Inc.
Common stock (US$0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 shares	289	289
Capital in excess of par value	930,336	929,102
Treasury stock, at cost: 12,313,899 and 11,754,201 shares, respectively (note 8)	(416,020)	(399,314)
Common stock held in trust, at cost: 358,186 and 358,186 shares, respectively	(12,287)	(12,287)
Retained earnings	725,835	677,550
Accumulated other comprehensive loss	(47,117)	(54,936)

Total equity of Tim Hortons Inc.	1,181,036	1,140,404
Noncontrolling interests	1,430	1,605

Total equity	1,182,466	1,142,009

Total liabilities and equity	$1,931,553	$1,992,627

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	March 29, 2009	March 30, 2008
Cash flows provided from (used in) operating activities
Net income	$66,729	$62,482
Net income attributable to noncontrolling interests	(290)	(662)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,791	21,866
Stock-based compensation expense	1,481	1,650
Equity income, net of cash dividends	2,633	3,122
Deferred income taxes	799	(1,840)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	28,166	19,897
Accounts and notes receivable	6,266	826
Inventories and other	(6,556)	1,340
Accounts payable and accrued liabilities	(99,405)	(95,867)
Other, net	1,170	5,659

Net cash provided from operating activities	25,784	18,473

Cash flows (used in) provided from investing activities
Capital expenditures	(35,721)	(32,511)
Principal payments on notes receivable	585	689
Other investing activities	(1,286)	(127)

Net cash used in investing activities	(36,422)	(31,949)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(16,706)	(51,399)
Dividend payments	(18,154)	(16,719)
Proceeds from issuance of debt, net of issuance costs	572	1,257
Principal payments on other long-term debt obligations	(1,261)	(1,271)

Net cash used in financing activities	(35,549)	(68,132)

Effect of exchange rate changes on cash	1,245	1,547

Decrease in cash and cash equivalents	(44,942)	(80,061)
Cash and cash equivalents at beginning of period	101,636	157,602

Cash and cash equivalents at end of period	$56,694	$77,541

Supplemental disclosures of cash flow information:
Interest paid	$4,814	$5,852
Income taxes paid	$40,253	$49,346
Non-cash investing and financing activities:
Capital lease obligations incurred	$1,739	$4,751

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended March 29, 2009	Year ended December 28, 2008
Common stock
Balance at beginning and end of period	$289	$289

Common stock in excess of par value
Balance at beginning of period	$929,102	$931,084
Stock-based compensation	1,234	(1,982)

Balance at end of period	$930,336	$929,102

Treasury stock
Balance at beginning of period	$(399,314)	$(235,155)
Purchased during the period (note 8)	(16,706)	(165,258)
Reissued during the period	—	1,099

Balance at end of period	$(416,020)	$(399,314)

Common stock held in trust
Balance at beginning of period	$(12,287)	$(14,628)
Purchased during the period	—	(3,842)
Disbursed from Trust during the period	—	6,183

Balance at end of period	$(12,287)	$(12,287)

Retained earnings
Balance at beginning of period	$677,550	$458,958
Net income attributable to Tim Hortons Inc.	66,439	284,678
Dividends	(18,154)	(66,086)

Balance at end of period	$725,835	$677,550

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(54,936)	$(138,465)
Other comprehensive income (note 10)	7,819	83,529

Balance at end of period	$(47,117)	$(54,936)

Total equity of Tim Hortons Inc.	$1,181,036	$1,140,404

Noncontrolling interests
Balance at beginning of period	$1,605	$2,361
Net income attributable to noncontrolling interests	290	662
Distributions and other to noncontrolling interests	(465)	(1,418)

Balance at end of period	$1,430	$1,605

Total equity	$1,182,466	$1,142,009

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF SHARES OF COMMON STOCK OF TIM HORTONS INC.

(Unaudited)

(in thousands of shares of common stock)

	First quarter ended March 29, 2009	Year ended December 28, 2008
Common stock
Balance at beginning and end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(11,754)	(6,750)
Purchased during the period (note 8)	(560)	(5,036)
Reissued during the period	—	32

Balance at end of period	(12,314)	(11,754)

Common stock held in trust
Balance at beginning of period	(358)	(421)
Purchased during the period	—	(116)
Disbursed or sold from Trust during the period	—	179

Balance at end of period	(358)	(358)

Common stock issued and outstanding	180,631	181,191

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

The Company’s principal business is the development and franchising, and to a much lesser extent the operation, of quick-service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of March 29, 2009, the Company and its franchisees operated 2,930 restaurants in Canada (99.4% franchised) and 527 restaurants in the United States (“U.S.”) (96.4% franchised) under the name “Tim Hortons®.” In addition, the Company has 299 licensed locations in the Republic of Ireland and the United Kingdom as of March 29, 2009.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of March 29, 2009 and December 28, 2008, and the condensed results of operations, comprehensive income (see Note 10) and cash flows for the quarters ended March 29, 2009 and March 30, 2008. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2008 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009. The December 28, 2008 Condensed Consolidated Balance Sheet was derived from the same audited 2008 Consolidated Financial Statements, except as discussed below, but does not include all disclosures required by U.S. GAAP.

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

Restricted cash and cash equivalents

Amounts presented as restricted cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s TimCard® cash card program. The balances as of March 29, 2009 and December 28, 2008 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other and are disclosed in Note 6.

Increases or decreases in restricted cash and cash equivalents are reflected in net cash provided from operating activities on the Condensed Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet. Changes in the customer obligations are included in net cash provided from operating activities as the offset to changes in restricted cash and cash equivalents balances.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Variable interest entities

The Company enters into lease arrangements with certain operators who are not required to invest a significant amount of capital. Because the legal entity within which such an operator operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”). Based on management’s review of the financial statements it receives from these operators, the projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by FIN 46R, of these VIEs. Accordingly, the Company has consolidated, on average, 118 and 114 restaurants during the first quarter of 2009 and 2008, respectively, or approximately 3.4% and 3.5%, of the Company’s total systemwide restaurants, at March 29, 2009 and March 30, 2008, respectively. The related minority interest income is classified in net income attributable to noncontrolling interests on the Condensed Consolidated Statement of Operations and Noncontrolling interests in the Equity section of the Condensed Consolidated Balance Sheet.

VIEs for which the Company is determined to be the primary beneficiary have an inconsequential impact on consolidated net income and cash flows reported by the Company. The impact of consolidating these VIEs to the Company’s Condensed Consolidated Balance Sheet is also not significant. There are a small percentage of restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchise restaurants is also inconsequential.

The Company has no equity interest in any of its franchisees. None of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The only exposure to the Company in connection with these VIEs relates to the collection of amounts due to the Company, which are collected weekly. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

In connection with restricted stock unit awards granted to Company employees, the Company established a Trust that purchases and retains shares of the Company’s common stock to satisfy the Company’s contractual obligation to deliver stock to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held by the Trust has been accounted for as a reduction in outstanding shares of common stock, and the Trust has been consolidated in accordance with FIN 46R since the Company is the primary beneficiary.

Accounting changes – new accounting standards

Effective December 29, 2008, the Company adopted FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), which amended SFAS No. 157—Fair Value Measurements (“SFAS No. 157”) by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (see Note 12).

Effective December 29, 2008, the Company adopted SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This Statement amended Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) and established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128—Earnings per Share (“SFAS No. 128”), with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued.

The adoption of SFAS No. 160 has resulted in a number of changes to the presentation of the Company’s Condensed Consolidated Financial Statements and associated note disclosure, which have been retrospectively applied for previously reported periods in accordance with the standard. The Condensed Consolidated Statement of Operations has been modified to present Net income attributable to noncontrolling interests as a separate line item, whereas this was previously included in Other (income) expense, net. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Equity have been modified to present the equity associated with noncontrolling interests as a separate line item within Total Equity, whereas previously this was included in Other long-term liabilities. In addition, the Company has also modified its segment reporting disclosure (see Note 11) in accordance with SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information to present noncontrolling interests information as a reconciling item to the applicable Condensed Consolidated Financial Statement line item. Noncontrolling interests for the Company relate only to the restaurants that the Company is required to consolidate under FIN 46R.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Effective December 29, 2008, the Company adopted SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows (see Note 12).

Effective December 29, 2008, the Company adopted FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4—Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 to require additional disclosure by sellers of certain derivatives, including credit derivatives embedded in a hybrid instrument and requires additional disclosure about the current status of the payment/performance risk of a guarantee (see Note 7). It also clarifies the Board’s intent about the effective date of SFAS No. 161.

Effective December 29, 2008, the Company adopted FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities (see above).

Effective December 29, 2008, the Company adopted Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”), which was issued to clarify the accounting for certain transactions and impairment considerations involving equity-method investments. The adoption of EITF 08-6 did not impact the Company’s Condensed Consolidated Financial Statements or associated note disclosure in the first quarter of 2009.

NOTE 2 INCOME TAXES

The effective income tax rate for the first quarter ended March 29, 2009 was 33.3%, compared to 32.8% for the first quarter ended March 30, 2008. This variance between periods is primarily explained by a valuation allowance on certain U.S. deferred tax assets arising in the quarter, which increased the effective tax rate, partially offset by lower Canadian statutory tax rates.

Canadian audit settlements in the first quarter ended March 29, 2009, related to prior taxation periods, resulted in an increase in tax basis for certain non-depreciable properties. The Company recognized the benefit of $5.5 million of deferred tax assets related to this settlement. However, due to uncertainty around the realization of the benefit of these deferred tax assets, a valuation allowance in the amount of $5.2 million was recorded against these deferred tax assets.

On December 15, 2008, the Fifth Protocol to the Canada—U.S. Tax Treaty (the “Protocol”) was ratified by the Canadian and U.S. governments. The Protocol resulted in a reduction to 4% of Canadian withholding taxes on interest payments to related U.S. recipients in 2009 as compared to 7% in the prior year.

NOTE 3 NET INCOME PER SHARE OF COMMON STOCK ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per share of common stock attributable to Tim Hortons Inc. are computed by dividing net income attributable to Tim Hortons Inc.’s common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units and stock options with tandem stock appreciation rights (“SARs”), as prescribed in SFAS No. 128—Earnings Per Share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. Stock options were anti-dilutive for the first quarter of 2009 (nil outstanding in Q1 2008) and therefore were excluded from the calculation of earnings per share of common stock attributable to Tim Hortons Inc.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per share of common stock attributable to Tim Hortons Inc. are shown below:

	First quarter ended
	March 29, 2009	March 30, 2008
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per share of common stock attributable to Tim Hortons Inc.	$66,439	$61,820

Weighted average shares outstanding for computation of basic earnings per share of common stock attributable to Tim Hortons Inc. (in thousands)	181,072	185,515
Dilutive restricted stock units (in thousands)	229	296

Weighted average shares outstanding for computation of diluted earnings per share of common stock attributable to Tim Hortons Inc. (in thousands)	181,301	185,811

Basic earnings per share of common stock attributable to Tim Hortons Inc.	$0.37	$0.33

Diluted earnings per share of common stock attributable to Tim Hortons Inc.	$0.37	$0.33

NOTE 4 INVENTORIES AND OTHER, NET

Inventories (which are comprised primarily of finished goods) and other, net include the following as at March 29, 2009 and December 28, 2008:

	March 29, 2009	December 28, 2008
Inventories – finished goods	$53,806	$43,252
Inventory obsolescence provision	(705)	(873)

Inventories, net	53,101	42,379
Prepaids and other	26,170	29,126

Total inventories and other, net	$79,271	$71,505

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45—Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. These current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheet. In addition, at March 29, 2009 and December 28, 2008, Property and equipment, net, included $25.5 million and $26.8 million, respectively, of advertising fund property and equipment.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are the following obligations as at March 29, 2009 and December 28, 2008:

	March 29, 2009	December 28, 2008
Accounts payable	$97,345	$138,704
Construction holdbacks and accruals	14,458	18,506

	$111,803	$157,210

Included within Accrued liabilities, Other are the following obligations as at March 29, 2009 and December 28, 2008:

	March 29, 2009	December 28, 2008
Gift certificate obligations	$10,685	$12,960
Cash card obligations	35,144	62,882
Other accrued liabilities	29,586	34,676

	$75,415	$110,518

Accrued liabilities, Other include accrued rent expense, deposits, and various equipment and other accruals.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.7 million as at both March 29, 2009 and December 28, 2008. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $11.5 million as at March 29, 2009 and $8.7 million as at December 28, 2008 in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of March 29, 2009. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The Company believes the claim is frivolous and completely without merit, and the Company intends to vigorously defend the action. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claim’s success nor the ultimate amount payable, if any, are determinable at this time, and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements related to this claim.

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

NOTE 8 CAPITAL STOCK

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, which is equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and will end March 1, 2010 or sooner if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements.

Purchases were planned to be made under the 2009 repurchase program at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations. As a result of the Company’s Board of Directors decision to approve a transaction to reorganize as a public Canadian company, subject to stockholder approval and the satisfaction of additional transaction conditions (see Note 14), the Company has decided to suspend additional purchases in this year’s share repurchase program until it can undertake a complete review of its capital allocation activities.

In the first quarter of 2009, the Company purchased approximately 0.6 million shares of common stock for a total cost of $16.7 million under the 2009 repurchase program.

In the first quarter of 2008, the Company purchased approximately 1.5 million shares of common stock for a total cost of $51.4 million under the Company’s 2007-2008 repurchase program, which expired in October 2008.

NOTE 9 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	First quarter ended
	March 29, 2009	March 30, 2008
Restricted stock units	$1,206	$1,537
Stock options and tandem SARs	(49)	—
Deferred stock units	328	114

Total stock-based compensation expense	$1,485	$1,651

In addition, a loss of approximately $0.2 million was recorded during the first quarter of 2009 (nil during first quarter 2008) relating to the total return swap (“TRS”) (see Note 12).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock options and tandem stock appreciation rights

The Company first issued stock options with tandem stock appreciation rights (“SARs”) in May 2008 at an exercise price of $33.02. These awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. The awards were revalued to fair value by applying the Black-Scholes-Merton option pricing model using the following assumptions:

	Assumptions
Remeasurement date	March 29, 2009	December 28, 2008
Expected volatility	25%	23% – 24%
Risk-free interest rate	1.3% – 1.7%	1.4% – 1.7%
Expected life	2.6 – 4.1 years	2.9 – 4.4 years
Expected dividend yield	1.3%	1.1%
Closing share price	$31.73	$33.18

NOTE 10 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income are shown below:

	First quarter ended
	March 29, 2009	March 30, 2008
Net income	$66,729	$62,482

Other comprehensive income (loss)
Translation adjustments	10,786	15,098
Cash flow hedges:
Net change in fair value of derivatives	(602)	(1,458)
Amounts realized in earnings during the period	(2,365)	1,478

Total cash flow hedges	(2,967)	20

Total other comprehensive income	7,819	15,118

Total comprehensive income	74,548	77,600
Total comprehensive income attributable to noncontrolling interests	290	662

Total comprehensive income attributable to Tim Hortons Inc.	$74,258	$76,938

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	First quarter ended
	March 29, 2009	March 30, 2008
Cash flow hedges:
Net change in fair value of derivatives	$288	$1,111
Amounts realized in earnings	$(381)	$—

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

The table below presents information about reportable segments:

	First quarter ended
	March 29, 2009	% of Total	March 30, 2008	% of Total
Revenues
Canada	$436,603	86.1%	$400,150	86.9%
U.S.	40,473	8.0%	29,964	6.5%

Total reportable segments	477,076	94.1%	430,114	93.4%
Noncontrolling interests - Restaurants consolidated under FIN 46R	30,109	5.9%	30,203	6.6%

Total	$507,185	100.0%	$460,317	100.0%

Segment Operating Income (Loss)
Canada	$115,376	100.5%	$106,535	102.8%
U.S.	(564)	(0.5)%	(2,879)	(2.8)%

Reportable Segment Operating Income	114,812	100.0%	103,656	100.0%

Noncontrolling interests - Restaurants consolidated under FIN 46R	397		828
Corporate Charges(1)	(10,316)		(7,152)

Consolidated Operating Income	104,893		97,332
Interest, Net	(4,903)		(4,361)
Income Taxes	(33,261)		(30,489)

Net Income	66,729		62,482
Net Income attributable to noncontrolling interests	(290)		(662)

Net Income attributable to Tim Hortons Inc.	$66,439		$61,820

Capital Expenditures
Canada	$29,027	81.3%	$23,368	71.9%
U.S.	6,694	18.7%	9,143	28.1%

	$35,721	100.0%	$32,511	100.0%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of income from international operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	First quarter ended
	March 29, 2009	March 30, 2008
Sales
Warehouse sales	$303,374	$264,705
Company-operated restaurant sales	6,136	11,598
Sales from restaurants consolidated under FIN 46R	30,109	30,203

	339,619	306,506

Franchise revenues
Rents and royalties	147,139	135,880
Franchise fees	20,427	17,931

	167,566	153,811

Total revenues	$507,185	$460,317

Cost of sales related to Company-operated restaurants were $7.8 million and $13.8 million for the first quarters ended March 29, 2009 and March 30, 2008, respectively.

The following table outlines the Company’s franchised locations and system activity for the first quarters ended March 29, 2009 and March 30, 2008:

	First quarter ended
	March 29, 2009	March 30, 2008
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,403	3,149
Franchises opened	27	25
Franchises closed	(8)	(6)
Net transfers within the system	(1)	6

Franchise restaurants in operation – end of period	3,421	3,174
Company-operated restaurants, net	36	64

Total systemwide restaurants(1)	3,457	3,238

(1)

Includes various types of standard and non-standard restaurant formats with varying restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited selection of donuts. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 299 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as at March 29, 2009 (168 as of March 30, 2008).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

SFAS No. 133, as amended, requires companies to recognize all derivatives as either assets or liabilities at fair value on the Consolidated Balance Sheet. SFAS No. 133 also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations. This designation is based on the exposure being hedged. The Company has a policy forbidding speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The Company limits its counterparty risk associated with its slate of derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at March 29, 2009 or December 28, 2008.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by SFAS No. 157 (see below).

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

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Condensed Consolidated Statement of Operations. The Company discontinues hedge accounting: (i) when it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) when it is probable that the forecasted transaction will not occur; or (iv) when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in Other (income), net. The Company has not designated any derivatives as fair value hedges in the first quarter of 2009 or 2008.

Hedges of net investments in foreign operations: The Company may use forward foreign exchange contracts to hedge its exposure to foreign currency volatility in connection with investments in certain foreign subsidiaries. The realized and unrealized fair value of these hedges are included in Total equity of Tim Hortons Inc. in the foreign currency translation component of Accumulated other comprehensive loss and offset translation adjustments on the underlying net assets of foreign subsidiaries, which are also recorded in accumulated other comprehensive loss. If the derivative is no longer considered effective in offsetting changes in the value of the hedged item, or if management determines that designation of the derivative as a hedge instrument is no longer appropriate, the fair value of these hedges is included in the Condensed Consolidated Statement of Operations in Other (income), net. The Company has not entered into any hedges of net investments in foreign operations in the first quarter of 2009 or 2008.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Other derivatives: The Company entered into a TRS during 2008 that is intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely the tandem SARs that are associated with stock options (see Note 9). The TRS did not qualify as an accounting hedge under SFAS No. 133, and, as such, it is being adjusted to fair value in accordance with SFAS No. 133 at each period end, and the impact of the revaluation is reported in the Condensed Consolidated Statement of Operations.

Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs. The first two levels are considered observable and the last unobservable. These are used to measure fair value as follows:

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

In accordance with SFAS No. 161 and SFAS No. 157—Fair Value, the tables below outline the Company’s outstanding derivatives and fair value measurements as at and for the quarter ended March 29, 2009.

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheet:

	As at March 29, 2009
	Notional value	Fair Value Hierarchy	Fair value gain (loss)	Location on Condensed Consolidated Balance Sheet
Derivatives designated as hedging instruments under SFAS No. 133
Forward currency swaps(1)	$68,588	Level 2	$1,919	Inventories and other, net
Interest rate swaps(2)	130,000	Level 2	(8,910)	Other long-term liabilities

Total	$198,588		$(6,991)

Income tax effect			2,892	Deferred income taxes (current asset)

Net of income taxes			$(4,099)

Derivatives not designated as hedging instruments under SFAS No. 133
TRS(3)	$3,525	Level 2	$(129)	Other long-term liabilities

(1)	Maturities range between April, 2009 and September, 2009.
(2)	Matures February, 2011.
(3)	Matures May, 2015.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below summarizes the effect of derivative instruments on our Condensed Consolidated Statement of Comprehensive Income. The table does not include amounts related to ineffectiveness as it was immaterial:

	First quarter ended March 29, 2009
	Amount of gain (loss) recognized in OCI		Amount of net (gain) loss recognized in earnings	Location on Condensed Consolidated Statement of Operations	Total change in fair value (gain) loss
Derivatives designated as hedging instruments under SFAS No. 133
Forward currency swaps		$142	$(3,156)	Cost of sales	$(3,014)
Interest rate swaps		(1,032)	1,172	Interest (expense)	140

Total		$(890)	$(1,984)		$(2,874)
Income tax effect		288	(381)	Income taxes	(93)

Net of income taxes		$(602)	$(2,365)		$(2,967)

Derivatives not designated as hedging instruments under SFAS No. 133
TRS	$	N/A	$155	General and administrative expenses	$155

Non-financial Assets and Liabilities

The following table summarizes the location and fair value of non-financial assets on our Condensed Consolidated Balance Sheet:

	As at March 29, 2009
	Fair value	Fair Value Hierarchy	Location on Condensed Consolidated Balance Sheet
Non-financial assets
Assets held for sale	$7,260	Level 2	Inventories and other, net

The Company values its assets held for sale at the lower of historical cost or market value. When applicable, market value is generally based on third-party appraisals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this new standard to have a material impact on its Condensed Consolidated Financial Statements.

In March 2009, the FASB issued a proposed Statement of Financial Accounting Standards—The Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This proposed statement would modify the GAAP hierarchy created by SFAS No. 162 by establishing only two levels of GAAP: authoritative and nonauthoritative. This would be accomplished by authorizing the FASB Accounting Standards CodificationTM to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification would become nonauthoritative. The Company does not expect this proposed standard to have a material impact on its Condensed Consolidated Financial Statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28—Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company does not expect this proposed standard to have a material impact on its Condensed Consolidated Financial Statements.

NOTE 14 SUBSEQUENT EVENTS

The Company’s Board of Directors has approved a reorganization of its U.S. parent company to a Canadian public company, subject to stockholder approval and the satisfaction of additional conditions, including conditions relating to certain Canadian tax considerations. As a result of the Board’s decision as just described, the Company has decided to suspend further purchases in this year’s share repurchase program until a comprehensive review of its capital allocation activities can be undertaken.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2008 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 28, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our 2008 Form 10-K and set forth in our Safe Harbor statement attached hereto as Exhibit 99, as well as our other descriptions of risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants. As of March 29, 2009, 3,421 or 99.0% of our restaurants were franchised, representing 99.4% in Canada and 96.4% in the U.S. The amount of systemwide sales affects our franchise royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segment financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R – Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also impacts distribution revenues.

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

Executive Overview

We franchise and, to a lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of March 29, 2009, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, non-standard sites in offices, hospitals, colleges, and airports, as well as our self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and supply frozen and some refrigerated products from our Guelph facility to approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 299 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks, and operate primarily under the name “Tim Hortons.”

Systemwide sales grew by 6.6% in the first quarter of 2009 (7.2% in the first quarter of 2008) as a result of new restaurant expansion and continued same-store sales growth in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the first quarter of 2009, Canadian same-store sales growth was 3.4% (3.5% in Q1 2008) of which pricing accounted for approximately 2.8% of the growth. Also affecting our first quarter 2009 Canadian same-store sales growth was approximately 0.4% of benefit from the shift of Easter from March 2008 to April 2009. In the second quarter of 2009, the benefit of previous pricing in the system will be less than 1% and the timing benefit of the shift in Easter will reverse.

Our U.S. same-store sales growth was 3.2% in the first quarter of 2009 (1.0% in Q1 2008), reversing same-store sales declines from the previous two quarters. Pricing accounted for approximately 3.2% of the same-store sales growth. The timing of Easter in 2009 compared to 2008 contributed approximately 0.7% of the sales growth, which was slightly higher than the impact in the Canadian market. In the second quarter of 2009, the benefit of previous pricing in the system on U.S. same-store sales will be less than 1% and the timing benefit of the shift in Easter will reverse.

In the first quarter of 2009, our revenues increased $46.9 million, or 10.2%, over the first quarter of 2008, primarily as a result of higher warehouse sales driven from both new products being managed through the supply chain and an increase in systemwide sales. Higher commodity costs and foreign exchange translation also contributed to higher distribution revenues. In addition, the growth in the number of systemwide restaurants and continued average same-store sales gains drove higher rent and royalty revenues. Franchise fees were higher as a result of higher revenue from resales and replacements and a higher number of renovations.

Operating income increased $7.6 million, or 7.8%, in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of higher revenues, as discussed above, reduced U.S. operating loss due, in part, to a $1.4 million benefit from the impairment and restaurant closures which occurred primarily in the fourth quarter of 2008, and higher equity income, partially offset by higher general and administrative expenses and lower other income. In addition, the adoption of a new accounting standard relating to noncontrolling interests during the first quarter of 2009 negatively impacted our operating income growth rate by 0.5% (see “Basis of Presentation—Application of Critical Accounting Policies”).

In the first quarter of 2009, there continued to be significant global macro-economic turmoil, particularly in the U.S. economy, and, to a greater extent than in previous quarters, the Canadian economy as well. Historically, we have proven to be fairly resilient in Canada during challenging economic times, and we continue to be well-positioned, due, in part, to our quality product offering at a reasonable price. Sales growth in both our Canadian and U.S. markets was quite strong in the first quarter of 2009 considering the challenging economic circumstances that continued to persist and intensive discounting activity by our competitors. Despite these challenges, we delivered strong consolidated performance in the first quarter of 2009 by supporting the needs of our customers who are looking for value as a result of economic challenges, without trading off quality. We do expect, overall, to see continued volatility quarter-to-quarter in the quick service restaurant sector, which may include reductions in customer visits.

Net income attributable to Tim Hortons Inc. increased $4.6 million, or 7.5%, during the first quarter of 2009 as compared to the first quarter of 2008 resulting from higher operating income partially offset by higher net interest expense and higher income tax expense. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased to $0.37 in the first quarter of 2009 from $0.33 in the first quarter of 2008. The diluted weighted average number of shares outstanding in the first quarter of 2009 was 181.3 million, or 2.4%, lower than the diluted weighted average share count in the first quarter of 2008, due primarily to our 2007-2008 and 2009 share repurchase programs, which contributed to growth in EPS of 10.1%.

During the quarter, we spent $16.7 million to purchase approximately 0.6 million shares of Company common stock as part of our 2009 share repurchase program at an average cost of $29.85 per share. As announced earlier this year, the Company contemplated deferring future share repurchases as part of our 2009 program in the event a decision was made to proceed with a change in the Company’s corporate structure. As a result of our Board’s decision to approve a transaction to reorganize as a public Canadian company (see below), subject to stockholder approval and additional conditions, we have decided to defer future purchases in this year’s share repurchase program. Given the decision to defer the program, we do not expect to complete the full authorized amount of the share repurchase program. Following implementation of a new structure, if approved by stockholders and other conditions are satisfied, we plan to re-evaluate our share purchase program in the context of our overall capital allocation activities.

Our Board of Directors approved a 11.1% increase in the quarterly dividend to $0.10 per share in February 2009. The Company declared and paid its March 2009 dividend at this new rate. Our Board of Directors declared a quarterly dividend payable on June 16, 2009 to shareholders of record as of June 2, 2009 at the $0.10 rate per share. The Company’s current dividend policy is to pay a total of 20%-25% of prior year, normalized annual net income attributable to Tim Hortons Inc. in dividends each year, returning value to shareholders based on the Company’s earnings growth. The payment of future dividends, however, remains subject to the discretion of our Board of Directors.

As previously disclosed, we commenced a review in the fourth quarter of 2008, with the support of external advisors, to assess various opportunities related to our corporate structure, including potentially converting our parent company from a U.S. to a Canadian corporation. This review is now substantially complete, and Management and the Board have determined that it would be in the best interests of the Company and our stockholders for our U.S. parent corporation to reorganize as a Canadian public company.

The timing and completion of the contemplated reorganization is subject to stockholder approval, and also remains subject to the satisfaction of additional transaction conditions, including conditions relating to certain Canadian tax considerations. Although the Company is taking steps to proceed with the potential transaction and resolve the outstanding conditions, there can be no assurance that we will be able to satisfy these conditions within our anticipated timeframes, or at all, for that matter. Additional information about the proposed reorganization will be provided as we proceed.

In addition to significant operational and administrative benefits, it is anticipated that the reorganization, if implemented, would create long-term value by bringing our effective tax rates closer to the lower Canadian statutory rates. The potential change in jurisdiction of incorporation does not in any way affect the Company’s commitment to growing our business in the U.S. or our underlying operations. We would expect to incur certain charges, the majority of which would be non-cash tax-related charges, and transactional costs in the year of implementation. If the transaction is implemented in 2009, the impact of these charges and transactional costs would result in our 2009 targeted tax rate exceeding the identified range of 32% to 34% and, potentially, could cause our operating income to fall below the targeted range. The Company also intends to maintain its dual listing on both the New York Stock Exchange and Toronto Stock Exchange following the proposed reorganization.

Construction is now underway for our new coffee roasting facility located in Hamilton, Ontario. We plan to open this facility in late 2009. We currently expect to invest approximately $30 million in this facility, primarily in 2009. Consistent with our vertical integration investment strategy, the new roasting facility will provide system benefits important to our franchisees and the Company. When fully operational, this facility, coupled with our existing coffee roasting operation in Rochester, New York, will provide at least 75% of our total coffee requirements. Equally important, our green coffee blending capability at this new facility will help us protect the quality, integrity and supply of our proprietary coffee blend from bean to cup, at a competitive rate for our franchisees and provide for a reasonable return on our investment.

One of our strategies for growth is leveraging our existing and exploring additional vertical integration opportunities. As evidenced above with respect to our new coffee facility, we continue to selectively invest in growth opportunities for our business and to support our franchisees’ business and believe our financial position is a key enabler of our future growth in this regard.

Selected Operating and Financial Highlights

	First quarter ended
	March 29, 2009	March 30, 2008
Systemwide sales growth(1)	6.6%	7.2%
Average same-store sales growth(2)
Canada	3.4%	3.5%
U.S.	3.2%	1.0%
Systemwide restaurants	3,457	3,238
Revenues (in millions)	$507.2	$460.3
Operating income (in millions)	$104.9	$97.3
Net income attributable to Tim Hortons Inc. (in millions)	$66.4	$61.8
Basic and diluted EPS	$0.37	$0.33
Weighted average number of shares of common stock outstanding – Diluted (in millions)	181.3	185.8

(1)

Total systemwide sales growth and U.S. average same-store sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 8.5% and 5.9% for the first quarter ended 2009 and 2008, respectively.

(2)	For Canadian and U.S. restaurants, average same-store sales growth is calculated by including restaurants beginning in the 13th month following the restaurant’s opening.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.0% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our licensed locations in the Republic of Ireland and United Kingdom as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales growth, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee, labour, supplies, utility and other costs.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. In the first quarter of 2009, we continued to offer combo programs in Canada and the U.S. Several combo initiatives focused on the breakfast day part, including breakfast sandwiches with hash browns. In the U.S., combo programs included a sausage in a biscuit at an attractive price point. We also promoted combos focused on the snacking day part, which included coffee with a muffin and tea with a cookie and introduced a number of new products, including trail mix cookies, cherry chocolate bloom donuts, and whole grain blueberry muffins which we promoted throughout the quarter. In addition, late in the quarter, we introduced chicken wrap snackers in two flavours in both Canada and the U.S., supported by a buy-one-get-one-free promotion in Canada and a free sample promotion in the U.S. We also promoted our annual Roll Up The Rim to Win® contest.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the first quarters ended March 29, 2009 and March 30, 2008, respectively:

	March 29, 2009	March 30, 2008
Canada
Restaurants opened	20	22
Restaurants closed	(7)	(6)

Net change	13	16
U.S.
Restaurants opened	8	3
Restaurants closed	(1)	(2)

Net change	7	1

Total Company
Restaurants opened	28	25
Restaurants closed	(8)	(8)

Net change	20	17

From the end of the first quarter of 2008 to the end of the first quarter of 2009, we opened 269 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 50 restaurant closures for a net increase of 219 restaurants. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. Included in the 50 restaurant closures noted above, which was higher than our typical range of 20 to 40 system restaurants per year, was the closure of 11 Company-operated restaurants in southern New England, primarily during the fourth quarter of 2008. These restaurant closures were outside of the normal course of business, as a result of a strategic review of our U.S. operations undertaken to improve the profitability in our U.S. operating segment. The closure costs and a related asset impairment charge associated with these restaurants were recorded in our fourth quarter 2008 financial results.

During 2008, we modified our restaurant development plan in our U.S. segment to include self-serve kiosks and to expand our use of full-service, non-standard units in order to promote greater market presence and penetration with less capital. While our core strategy of developing standard restaurants remains unchanged, we believe that this approach ultimately allowed us to broaden brand awareness and convenience in a more cost-efficient manner. We will continue to develop standard restaurants as our core strategy and have targeted to open 30 to 40 full-serve locations in the U.S. in 2009. We will primarily target our larger U.S. regional markets such as New York, Ohio and Michigan for growth of standard restaurant locations, and we have adjusted certain factors in our standard restaurant development, including reducing the size of our restaurants, which will better match the needs of our customers with the restaurant design while also creating efficiencies for our franchisees and us.

The following table shows our restaurant count as of March 29, 2009, December 28, 2008 and March 30, 2008:

Systemwide Restaurant Count

	As of March 29, 2009	As of December 28, 2008	As of March 30, 2008
Canada
Company-operated	17	15	24
Franchised – self-serve kiosks	99	99	100
Franchised – standard and non-standard	2,814	2,803	2,715

Total	2,930	2,917	2,839

% Franchised	99.4%	99.5%	99.2%
U.S.
Company-operated	19	19	40
Franchised – self-serve kiosks	88	88	15
Franchised – standard and non-standard	420	413	344

Total	527	520	399

% Franchised	96.4%	96.3%	90.0%
Total system
Company-operated	36	34	64
Franchised – self-serve kiosks	187	187	115
Franchised – standard and non-standard	3,234	3,216	3,059

Total	3,457	3,437	3,238

% Franchised	99.0%	99.0%	98.0%

Over the last few years, we have been actively converting many of our U.S. Company-operated restaurants to operator agreements. Initially, after conversion, we usually provide additional relief to the operator, and we may be required to consolidate these restaurants in accordance with FIN 46R. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company. The effect of these conversions to date has been slightly accretive to operating income.

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We have started to develop international operations in the Republic of Ireland and the United Kingdom, primarily in the form of branded licensed self-serve kiosk locations. At this time, this operation contributes nominal amounts to distribution sales and royalties revenues as well as to consolidated operating income and, as a result, these operations are included in Corporate charges in our segmented operating results.

The following table contains information about the operating income (loss) of our reportable segments:

	First quarter				Change from first quarter 2008
	March 29, 2009	% of Revenues	March 30, 2008	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$115,376	22.7%	$106,535	23.1%	$8,841	8.3%
U.S.	(564)	(0.1)%	(2,879)	(0.6)%	2,315	(80.4)%

Reportable segment operating income	114,812	22.6%	103,656	22.5%	11,156	10.8%
Noncontrolling interests – restaurants consolidated under FIN 46R	397	0.1%	828	0.2%	(431)	(52.1)%
Corporate charges(1)	(10,316)	(2.0)%	(7,152)	(1.6)%	(3,164)	44.2%

Consolidated operating income	$104,893	20.7%	$97,332	21.1%	$7,561	7.8%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from international operations (discussed below).

Reportable segment operating income increased $11.2 million, or 10.8%, in the first quarter of 2009 compared to the first quarter of 2008, and as a percentage of revenues increased 0.1% to 22.6%. Driving operating income growth during the quarter were higher systemwide sales from additional restaurants in the system and continued same-store sales growth at existing locations, both of which resulted in higher rents and royalties and warehouse sales, partially offset by higher relief provided to certain franchisees. In addition, we experienced higher corporate charges during the first quarter of 2009, primarily due to expenditures pertaining to our ongoing assessments related to our corporate structure mentioned earlier, as well as the timing of certain other expenditures. Income associated with noncontrolling interests also decreased year-over-year due to a gradual shift towards a greater proportion of U.S. restaurants consolidated in accordance with FIN 46R. Overall, consolidated operating income increased by $7.6 million, or 7.8%, during the first quarter to $104.9 million from $97.3 million in the first quarter of 2008.

Canada

Operating income in our Canadian segment for the first quarter of 2009 was $115.4 million, representing a growth rate of 8.3% over the comparable period in 2008. Growth during the quarter was driven primarily by higher systemwide sales, which increased our rents and royalties and distribution income. Other contributing factors to the operating growth were an increase in distribution income associated with new products being managed through our supply chain and higher income associated with franchise sales.

Canadian systemwide sales grew during the first quarter of 2009 due to the net addition of 91 restaurants and same-store sales growth of 3.4% at existing restaurants. Same-store sales growth was positively impacted by approximately 2.8% of previous pricing and approximately 0.4% due to the timing of Easter, which occurred in the first quarter of 2008, and will reverse in the second quarter 2009. The benefit of previous pricing in the system will be less than 1% in the second quarter.

Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs and changes in commodity costs. We typically expect price increases in one or more markets throughout a given year, however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing.

In the first quarter of 2009, we opened 20 restaurants in Canada and closed seven, compared to opening 22 restaurants and closing six in the first quarter of 2008.

U.S.

We continue to make progress in the development and growth of our U.S. markets as demonstrated this quarter by the reduction in the first quarter of 2009 of our U.S. operating loss by $2.3 million, to $0.6 million, compared to an operating loss of $2.9 million in the first quarter of 2008. This is consistent with our previously announced target of achieving break-even operating income performance for our U.S. segment on a full-year basis in 2009. The U.S. segment benefitted in the first quarter of 2009 by approximately $1.4 million due to the closure of 11 Company-operated restaurants in southern New England and the related asset impairment charge taken in the fourth quarter of 2008. Other significant factors associated with the U.S. operating segment improvement were increased systemwide sales, resulting in higher rents and royalties, and higher distribution contributions. Lower general and administrative expenses also contributed positively towards lowering the quarterly loss. Partially offsetting these improvements was additional relief provided to certain franchisees. The increase in relief during the first quarter of 2009 was primarily related to either restaurants that were previously Company-operated restaurants or those opened for less than twelve months.

U.S. systemwide sales grew during the first quarter of 2009 due to the net addition of 55 full-serve restaurants and same-store sales growth of 3.2%. Same-store sales growth was positively impacted by approximately 3.2% of previous pricing and approximately 0.7% due to the timing of Easter mentioned earlier, which will reverse in the second quarter 2009. The benefit of previous pricing in the system will be less than 1.0% in the second quarter.

During the first quarter of 2009, we opened eight new restaurants, including our first restaurant inside an existing Cold Stone Creamery® location. We also introduced the Cold Stone Creamery brand into 14 of our existing locations. The development, in the first quarter of 2009, relating to Cold Stone Creamery is part of the previously announced co-branding test which will see up to 50 locations from each chain transition to offer branded products of the other company. While it is still too early to determine the success of this co-branding initiative, the preliminary results have been positive and well-received by both franchisees and consumers. During the first quarter of 2009, we closed the final restaurant in southern New England that was part of the 11 restaurants included in the restaurant closure charge recorded in the fourth quarter of 2008. In the first quarter of 2008, we opened three new restaurants and closed two restaurants.

We anticipate that our U.S. segment operating income will continue to show volatility, quarter-to-quarter, as we expand our new unit growth, although our goal, as previously announced, is to achieve break-even operating income performance for fiscal 2009 on a full-year basis.

In response to current economic challenges, we refined our restaurant development plan in the U.S., as previously mentioned, and continue to explore other strategic development opportunities to grow the business, including our recent co-branding initiative. We believe that these adjustments to our U.S. business approach ultimately allow us to broaden brand awareness and convenience in a more capital-efficient manner. These initiatives complement our core strategy of developing full-serve, standalone Tim Hortons locations.

We have also adapted our marketing and promotional activities to the challenging economic environment and related consumer circumstances. We have seen a significant amount of competitive discounting and couponing and, as a result, we have introduced targeted “combo” product programs at a variety of attractive price points, with the intent to reinforce our price/value position and enhance this message with U.S. and Canadian consumers in a tangible way. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our franchisees to communicate and interact with customers in a manner that responds to their current situation and the economic environment. We believe that these business refinements will help, over time, to position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

Noncontrolling interests – Restaurants consolidated under FIN 46R

Income before income tax related to our noncontrolling interests pertain to restaurants that we consolidate under FIN 46R. In the first quarter of 2009, income before income tax was $0.4 million, representing on average 118 restaurants as compared to $0.8 million in the first quarter of 2008 representing on average 114 restaurants. Over the past year we have had a gradual shift towards a greater proportion of U.S. restaurants consolidated under FIN 46R as a result of the progression of U.S. restaurants to franchised locations through operator agreements, versus Company-operated restaurants. These U.S. locations have historically had lower revenues and income than Canadian restaurants consolidated under FIN 46R.

Corporate charges

Corporate charges were $10.3 million in the first quarter of 2009 compared to $7.2 million in the first quarter of 2008, representing an increase of $3.1 million. Higher corporate charges related primarily to expenditures pertaining to the assessment related to our corporate structure, mentioned earlier, and the timing of certain other expenditures.

Included in corporate charges is a nominal amount of operating income from our international operations in the Republic of Ireland and the United Kingdom for the first quarter of 2009. This income is included in corporate charges because these operations were managed corporately during the quarter. As of March 29, 2009, we had 299 licensed locations, primarily operating under the “Tim Hortons” brand, in the Republic of Ireland and the United Kingdom (293 and 168 licensed locations as at December 28, 2008 and March 30, 2008, respectively), which are excluded from our restaurant counts. These licensed locations primarily operate using our self-serve kiosk model and feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. At present, the distribution of products through licensed locations with respect to these self-serve kiosks is not a material contributor to net income attributable to Tim Hortons Inc., although it will result in incremental warehouse sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s on September 29, 2006, as well as with respect to various post-separation matters. Our only operational contractual relationship that continues with Wendy’s is the tax sharing agreement governing certain tax matters between us and Wendy’s.

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the first quarter of 2009 as compared to the first quarter of 2008.

	First quarter ended				Change from first quarter 2008
	March 29, 2009	% of Revenues	March 30, 2008	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$339,619	67.0%	$306,506	66.6%	$33,113	10.8%
Franchise revenues:
Rents and royalties(1)	147,139	29.0%	135,880	29.5%	11,259	8.3%
Franchise fees	20,427	4.0%	17,931	3.9%	2,496	13.9%

	167,566	33.0%	153,811	33.4%	13,755	8.9%

Total revenues	507,185	100.0%	460,317	100.0%	46,868	10.2%

Costs and expenses
Cost of sales	299,951	59.1%	272,283	59.2%	27,668	10.2%
Operating expenses	57,106	11.3%	50,009	10.9%	7,097	14.2%
Franchise fee costs	19,778	3.9%	18,280	4.0%	1,498	8.2%
General and administrative expenses	33,476	6.6%	30,886	6.7%	2,590	8.4%
Equity (income)	(7,855)	(1.5)%	(7,362)	(1.6)%	(493)	6.7%
Other (income), net	(164)	—	(1,111)	(0.2)%	947	n/m

Total costs and expenses, net	402,292	79.3%	362,985	78.9%	39,307	10.8%

Operating income	104,893	20.7%	97,332	21.1%	7,561	7.8%
Interest (expense)	(5,457)	(1.1)%	(6,351)	(1.4)%	894	(14.1)%
Interest income	554	0.1%	1,990	0.4%	(1,436)	n/m

Income before income taxes	99,990	19.7%	92,971	20.2%	7,019	7.5%
Income taxes	33,261	6.6%	30,489	6.6%	2,772	9.1%

Net income	66,729	13.2%	62,482	13.6%	4,247	6.8%
Net income attributable to non-controlling interests	290	0.1%	662	0.1%	(372)	(56.2)%

Net income attributable to Tim Hortons Inc.	$66,439	13.1%	$61,820	13.4%	$4,619	7.5%

n/m–	The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 118 and 114 restaurants on average in the first quarters of 2009 and 2008, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to FIN 46R) were:

	First quarter ended
	March 29, 2009	March 30, 2008
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,099,230	$1,032,352
U.S. (in thousands of U.S. dollars)	$91,389	$78,657

Revenues

Sales

Sales in the first quarter of 2009 increased $33.1 million, or 10.8%, over the first quarter of 2008. Warehouse sales increased $38.7 million, or 14.6%, reflecting strong underlying product demand associated with systemwide sales growth, excluding pricing impacts. New products managed through our supply chain represented approximately $15.8 million of the increase, and foreign exchange translation contributed $4.9 million of the sales increase. Increased sales related to systemwide sales growth, which resulted from a higher number of system restaurants and continued same-store sales growth, together accounted for approximately $4.7 million of the quarter-over-quarter increase. The remaining increase in warehouse sales was primarily related to product mix and price increases, including higher prices from coffee and other commodities, as a result of higher underlying costs. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. Underlying commodity costs can be impacted by currency changes, as was the case this quarter, as well as by changes in the underlying commodity costs and, with respect to the latter, we believe the increase in such costs will continue for the remainder of the year. These cost changes can impact warehouse revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. Given the economic challenges in the first quarter of 2009, some cost increases were not passed on to our franchisees.

In the first quarter of 2009, Company-operated restaurant sales were $6.1 million as compared to $11.6 million in the first quarter of 2008 reflecting a lower number of Company-operated restaurants. On average, the Company operated 35 restaurants during the first quarter of 2009 compared to 68 during the first quarter of 2008, as a result of the transition of many of our Company-operated restaurants to either franchise or operator agreements. In addition, we closed 11 Company-operated restaurants in our southern New England markets in the fourth quarter of 2008 and early in the first quarter of 2009.

The consolidation under FIN 46R of 118 and 114 restaurants on average during the first quarter of 2009 and 2008 resulted in sales of $30.1 million and $30.2 million, respectively. The majority of restaurants that are consolidated under FIN 46R are either operated by a franchisee solely under an operator agreement or participate in our U.S. franchise incentive program.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported sales by approximately 2.0% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased by $11.3 million, or 8.3%, in the first quarter of 2009 to $147.1 million as compared to $135.9 million in the first quarter of 2008. This rate of growth was generally consistent with overall systemwide sales growth, but was partially offset by additional relief provided to certain franchisees in U.S. markets. This increase in relief was primarily related to either restaurants that were previously operated as Company restaurants or those opened for less than twelve months.

Both Canada and the U.S. contributed to our net growth in rents and royalties largely in proportion to their overall share of systemwide sales, excluding the effect of foreign exchange translation. Continued same-store sales growth contributed approximately $5.2 million to our net rents and royalties revenue growth and $4.1 million was provided by the addition of 146 new full-serve restaurants in the system year-over-year. In addition, foreign exchange translation increased overall rents and royalties revenues by 1.4% (see below) and accounted for much of the remainder of our growth.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fees were $20.4 million during the first quarter of 2009 compared to $17.9 million in the first quarter of 2008, representing an increase of $2.5 million or 13.9%. The increase was from higher revenues from resales and replacements, a higher number of renovations and foreign exchange translation (see below). We opened 28 restaurants in the first quarter of 2009 compared to 25 restaurants in the first quarter of 2008. In addition, in the U.S., we have a franchise incentive program whereby revenues from the sale of equipment are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these U.S. franchise fees.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported rents and royalties and franchise fee revenues by approximately 1.4% and 2.2%, respectively, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $27.7 million, or 10.2%, compared to the first quarter of 2008. This increase was driven by an increase in warehouse cost of sales of $32.1 million, or 13.8%, during the period. New products being managed through our supply chain contributed $13.7 million of the increase. Higher costs from product cost changes, including increases in underlying commodity costs such as coffee and sugar, and business mix changes also contributed to the cost of sales increase. Underlying commodity costs can be impacted by currency changes, as was the case this quarter, as well as by changes in the underlying commodity costs and, with respect to the latter, we believe the increase in such costs will continue for the remainder of the year. In addition the increase in the number of franchised restaurants open and higher average same-store sales and the impact of foreign exchange translation each contributed $3.9 million of the increase in cost of sales.

Distribution cost of sales represented 65.9% of our total costs and expenses, net, in the first quarter of 2009 as compared to 64.2% of our total costs and expenses, net, in the first quarter of 2008, reflecting a shift in business mix primarily as a result of the new products being managed through our supply chain and the cost increases noted above.

Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the first quarter of 2009, these costs decreased by $6.0 million to $7.8 million compared to the first quarter of 2008 as a result of fewer Company-operated restaurants. On average, we operated 35 restaurants in the first quarter of 2009 compared to 68 restaurants in the first quarter of 2008.

In the first quarter of 2009, we consolidated on average 118 restaurants under FIN 46R compared to 114 restaurants during the comparable period of 2008 resulting in costs of sales of $27.1 million and $25.5 million, respectively. Over the past year, we have had a gradual shift towards a greater proportion of U.S. restaurants, which historically have had higher costs than Canadian restaurants, consolidated under FIN 46R (see above).

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported cost of sales during the first quarter of 2009 by approximately 2.2%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, were $57.1 million in the first quarter of 2009 as compared $50.0 million in the first quarter of 2008, representing an increase of $7.1 million or 14.2%. Rent expense increased year-over-year as a result of 100 additional properties that were leased and then subleased to franchisees. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased to 2,772 in the first quarter of 2009 compared to 2,644 in the comparable period of 2008. In addition, higher project and related supports costs, such as salaries, property maintenance, as well as timing of certain expenses and foreign exchange translation (see below) contributed to the increased operating expenses in the first quarter of 2009.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the overall value of operating expenses by approximately 2.7% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs increased to $19.8 million during the first quarter of 2009 from $18.3 million in the first quarter of 2008. The increased franchise fee costs were a result of higher costs associated with resales and replacements, a higher number of renovations and foreign exchange translation (see below) in the first quarter of 2009. Partially offsetting these higher costs were lower support costs and expenses associated with establishing a franchisee’s business.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of franchise fee costs by approximately 2.6% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased $2.6 million during the first quarter of 2009 to $33.5 million, of which $1.4 million relates to professional advisory fees pertaining to our assessments related to our corporate structure, mentioned earlier, $0.8 million related to fluctuations in foreign exchange translation (see below), and the remainder of the increase was attributable primarily to the timing of certain expenditures. In general, our objective is for general and administrative expense growth not to exceed revenue growth. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of general and administrative expenses by approximately 2.5% compared to the value that would have been reported had there been no exchange rate movement.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc, a wholly-owned subsidiary of Aryzta AG, which provides our system with par-baked donuts, Timbits™, some bread products and, most recently, pastries, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. Equity income during the first quarter of 2009 was $7.9 million, increasing $0.5 million from the first quarter of 2008. During 2008, our bakery joint venture had a product supply issue and began commissioning a new pastry line, which reduced equity income during that time.

As previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. For instance, our bakery joint venture provides bakery products which do not necessarily have the same growth rate as total systemwide sales. In 2009, we have had some commodity costs increase that we have not passed along to franchisees. This is one of the ways we are helping to support our franchisees during these challenging economic times. This affects the profitability of our bakery joint venture, and we expect it to continue to have an impact throughout 2009. As well, our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add any new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the first quarter of 2009, other income, net, was $0.2 million versus $1.1 million in the first quarter of 2008. The $0.9 million net decrease was primarily a result of higher foreign exchange gains in 2008.

Other income and expenses, net, historically included the income associated with noncontrolling interests, which has not been significant in amount. We have implemented SFAS No. 160 resulting in a reclassification of noncontrolling interests to a separate line on the Condensed Consolidated Statement of Operations (see below). The amounts relating to noncontrolling interests for the prior period have also been reclassified, in accordance with the accounting standard.

Interest Expense

Total interest expense, including interest on our credit facilities and capital leases, was $5.5 million in the first quarter of 2009 and $6.4 million in the first quarter of 2008. The decrease of $0.9 million was primarily due to lower interest on our credit facilities due to a reduction in interest rates partially offset by interest on additional capital leases.

Interest Income

Interest income was $0.6 million in the first quarter of 2009 and $2.0 million in the first quarter of 2008. Reduced interest income year-over-year was related primarily to lower overall rates on deposits.

Income Taxes

The effective income tax rate for the first quarter ended March 29, 2009 was 33.3%, compared to 32.8% for the first quarter ended March 30, 2008. This variance between periods is primarily explained by a valuation allowance on certain U.S. deferred tax assets arising in the quarter, which increased the effective tax rate, partially offset by lower Canadian statutory tax rates.

Under U.S. tax rules and the tax sharing agreement that we entered into at the time of our IPO, for a limited period of time, we were not able to engage in certain acquisitions, reorganizations and other transactions that could affect the tax-free nature of the spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. These time constraints have now expired and, in the fourth quarter of 2008, we began assessing initiatives that may be available to us relating to our corporate structure and implications of the Fifth Protocol of the Canada-United States Income Tax Convention, ratified in December 2008 by the Canadian and U.S. governments. As mentioned previously, this review is now substantially complete, and Management and the Board have determined that it would be in the best interests of the Company and our stockholders for the our U.S. public company parent to reorganize as a Canadian public company. The timing and completion of the contemplated reorganization is subject to stockholder approval, and also remains subject to the satisfaction of additional transaction conditions, including conditions relating to certain Canadian tax considerations. Although the Company is taking steps to proceed with this potential transaction and resolve the outstanding conditions, there can be no assurance that we will be able to satisfy these conditions within our anticipated timeframes, or at all, for that matter. Additional information about the proposed reorganization will be provided as we proceed. Commencing in 2010, if we maintain the current organizational structure, the impact of the Protocol will result in our effective tax rate increasing to in excess of 35%.

If the previously mentioned corporate reorganization is implemented, it is anticipated that the reorganization would bring our effective tax rates closer to the lower Canadian statutory rates. We would expect to incur certain charges in the year of implementation, the majority of which would be non-cash tax charges, as a result of the reorganization. If the transaction is implemented in 2009, the impact of the charges would result in our 2009 targeted tax rate exceeding the identified range of 32% to 34%. For further information regarding this reorganization, see Executive Overview.

Net income attributable to noncontrolling interests

Effective for the first quarter of 2009 we adopted SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements. The adoption of this standard required retroactive application (see Basis of Presentation—Application of Critical Accounting Policies). Net income attributable to noncontrolling interests relates to the minority interests arising from restaurants we consolidate in accordance with FIN 46R. In the first quarter of 2009, we consolidated on average 118 restaurants under FIN 46R as compared to 114 restaurants during the comparable period of 2008. Over the past year, we have had a gradual shift towards a greater proportion of U.S. restaurants, which historically have had lower income than Canadian restaurants consolidated under FIN 46R and, consequently, lowered net income attributable to these interests.

Comprehensive Income

In the first quarter of 2009, comprehensive income was $74.5 million compared to $77.6 million in the first quarter of 2008. Net income increased $4.2 million year-over-year, as discussed above. Other comprehensive income included a translation adjustment gain of $10.8 million and $15.1 million in the first quarter of 2009 and 2008, respectively. Translation adjustment income arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the year-over-year change in other comprehensive income is attributable to a loss of $2.9 million related to cash flow hedges, net of taxes in the first quarter of 2009 whereas there was essentially no income from cash flow hedges in the first quarter of 2008. The exchange rate was Cdn. $1.2374 for US$1.00 on March 29, 2009 and Cdn. $1.2092 for US$1.00 on December 28, 2008. The exchange rate was Cdn. $1.0215 for US$1.00 on March 30, 2008 and Cdn. $0.9805 for US$1.00 on December 30, 2007.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2009. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

In the first quarter of 2009, we generated $25.8 million of cash from operations, as compared to cash generated from operations of $18.5 million in the first quarter of 2008, for a net increase of $7.3 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our revolving credit facilities, we believe, given current market conditions, access would be limited or at a spread that may not be attractive, but that the strength of our balance sheet, if we maintain our strong capital structure, would allow us to borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities and may take longer to fund in the current environment. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us.

Our senior bank facility, which consists of a $300 million term loan and two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 12 financial institutions, of which Canadian financial institutions hold approximately 60% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite current market conditions. As part of the approval to reorganize our corporate structure, our Board of Directors has also approved, and our lenders have consented to, an amending agreement to the senior bank facility that would amend and restate this facility upon the completion of a reorganization, should conditions be satisfied.

Our primary liquidity and capital requirements are for new store construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. In fiscal 2009, we expect to open 120 to 140 restaurants in Canada and 30 to 40 full-serve restaurants in the U.S., complemented by non-traditional locations, which will primarily be full-service standard restaurant formats. Our 2009 capital expenditures also includes approximately $30 million relating to the construction of a new coffee roasting facility in Hamilton, Ontario.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At March 29, 2009, we had approximately $391.5 million in term debt and capital leases included in long-term obligations on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our stockholders through a combination of our share repurchase program and dividends. Given the recent credit concerns in financial markets, currently, when investing our cash, we are more focused on capital preservation than yield.

As previously announced, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009, and we spent approximately $16.7 million to repurchase approximately 0.6 million shares under this program. As a result of our Board’s decision to approve a transaction to reorganize as a public Canadian company, as previously mentioned, subject to certain conditions, we have decided to defer additional purchases in this year’s share repurchase program. Given the decision to defer the program, we do not expect to complete the full authorized amount of the share repurchase program. Following implementation of a new structure, if approved by stockholders, we plan to re-evaluate our share purchase program in the context of our overall capital allocation activities.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities in the first quarter of 2009 was $25.8 million, representing an increase of $7.3 million from the first quarter of 2008. The increase was driven primarily by an increase in earnings and higher depreciation as the change in working capital and other items was essentially flat year-over-year.

Investing Activities. Net cash used in investing activities increased $4.5 million from $31.9 million in the first quarter of 2008 to $36.4 million in the first quarter of 2009. Capital expenditures are typically the largest ongoing component of investing activities and represented primarily all of the increase year-over-year and are summarized as follows:

	First quarter ended
	March 29, 2009	March 30, 2008
	(in millions)
Capital expenditures
New restaurants	$20.2	$21.9
Store replacements and renovations	4.3	8.1
Other capital needs	11.2	2.5

Total capital expenditures	$35.7	$32.5

New restaurant development spending decreased slightly in 2009 due to our focus on opening less capital-intensive restaurants in the U.S. Expenditures for other capital needs relate primarily to equipment for our new coffee roasting facility in Canada, and also included spending on an enterprise resource planning computer system implementation, and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations.

Capital expenditures for new restaurants by operating segment were as follows:

	First quarter ended
	March 29, 2009	March 30, 2008
	(in millions)
Capital expenditures – new restaurants
Canada	$15.4	$14.5
U.S.	4.8	7.4

Total	$20.2	$21.9

Financing Activities. Financing activities used cash of $35.5 million in the first quarter of 2009 compared to $68.1 million in the first quarter of 2008. In the first quarter of 2009, we repurchased $16.7 million of our shares of common stock and paid dividends of $18.2 million versus the first quarter of 2008 when we repurchased $51.4 million of our shares of our common stock and paid $16.7 million in dividends. We repurchased fewer shares year-over-year as our 2009 share repurchase program did not commence until March 2009, as previously announced, whereas our 2008 program was ongoing throughout the first quarter of 2008.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of March 29, 2009 and March 30, 2008 as that term is described by the SEC.

Basis of Presentation

The functional currency of Tim Hortons Inc. is the Canadian dollar as the majority of our cash flows are in Canadian dollars. The functional currency of each of our subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of our operations, restaurants and cash flows are based in Canada and we are primarily managed in Canadian dollars. As a result, our reporting currency is the Canadian dollar.

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

Other than the adoption of the new accounting standards, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended December 28, 2008. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for the year ended December 28, 2008, filed with the SEC on February 26, 2009, which are incorporated herein by reference.

Effective December 29, 2008, we adopted FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”), which amended SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (see Note 12 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This Statement amended Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) and established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128—Earnings per Share, with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued.

The adoption of SFAS No. 160 has resulted in a number of changes to the presentation of our Condensed Consolidated Financial Statements and note disclosure, which have been retrospectively applied for previously reported periods in accordance with the standard. The Condensed Consolidated Statement of Operations has been modified to present net income attributable to noncontrolling interests as a separate line item, whereas this was previously included as in Other (income), net. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Equity have been modified to present the equity associated with noncontrolling interests as a separate line item within Equity, whereas previously this was included in Other long-term liabilities. In addition, we have also modified our segment reporting disclosure (see Note 11 to our Condensed Consolidated Financial Statements) in accordance with SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information to present noncontrolling interest information as a reconciling item to the applicable Condensed Consolidated Financial Statement line items. Noncontrolling interests relate specifically to the restaurants that we are required to consolidate under FIN 46R.

Effective December 29, 2008, we adopted SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows (see Note 12 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4—Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 to require additional disclosure by sellers of certain derivatives, including credit derivatives embedded in a hybrid instrument and requires additional disclosure about the current status of the payment/performance risk of a guarantee (see Note 7 to our Condensed Consolidated Financial Statements). It also clarifies the Board’s intent about the effective date of SFAS No. 161.

Effective December 29, 2008, we adopted FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends FIN 46(R) to required public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities (see Note 1 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”) which was issued to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not impact our Condensed Consolidated Financial Statements or note disclosure in the first quarter of 2009.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect this new standard to have a material impact on the Condensed Consolidated Financial Statements.

In March 2009, the FASB issued a proposed Statement of Financial Accounting Standards—The Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This proposed statement would modify the GAAP hierarchy created by SFAS No. 162 by establishing only two levels of GAAP: authoritative and nonauthoritative. This would be accomplished by authorizing the FASB Accounting Standards CodificationTM to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification would become nonauthoritative. We do not expect this proposed standard to have a material impact on the Condensed Consolidated Financial Statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28—Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We do not expect this proposed standard to have a material impact on our Condensed Consolidated Financial Statements.

Market Risk

Our exposure to various market risks remains substantially the same as reported in our 2008 Form 10-K for the year ended December 28, 2008.

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported in our 2008 Form 10-K for the year ended December 28, 2008.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported in our 2008 Form 10-K for the year ended December 28, 2008.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported in our 2008 Form 10-K for the year ended December 28, 2008.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported in our 2008 Form 10-K for the year ended December 28, 2008.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s 2008 Form 10-K, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service-restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, real estate sites and type and quality of food; changes in international, national, regional and local economic and political conditions; consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions); spending patterns, consumer confidence; demographic trends; seasonality, weather events and other calamities; the type, number and location of competing restaurants; enhanced or changes in existing governmental regulation (including nutritional and franchise regulations); changes in capital market conditions that affect valuations of restaurant companies in general or the value of Company’s stock in particular; litigation relating to food quality, handling or nutritional content or other legal claims; the effects of war or terrorist activities and any governmental responses thereto; higher energy and/or fuel costs; food costs; the cost and/or availability of a qualified work force and other labour issues; benefit costs; legal and regulatory compliance; new or additional sales tax on the Company’s products; disruptions in supply chain or changes in the price, availability and shipping costs of supplies (including changes in international commodity markets, especially for coffee); utility and other operating costs; the ability of the Company and/or its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and acquire and sell restaurants; any substantial or sustained decline in the Company’s Canadian business; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risks associated with foreign exchange fluctuations; risks associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; and risks associated with a variety of factors or events that could negatively affect our brand and/or reputation; unforeseen catastrophic or widespread events affecting the health and/or welfare of large numbers of people in markets in which the Company’s restaurants are located and/or which otherwise cause a catastrophic loss or interruption in the Company’s ability to conduct business and, other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 10-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward-looking statements incorrect or misleading.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 36 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The Company believes the claim is frivolous and completely without merit, and the Company intends to vigorously defend the action. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claim’s success nor the ultimate amount payable, if any, are determinable at this time, and coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements related to this claim.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2008 Form 10-K filed with the SEC on February 26, 2009, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2008 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #1 (December 29, 2008 — February 1, 2009)	—	—	—	—
Monthly Period #2 (February 2, 2009 — March 1, 2009)	—	—	—	—
Monthly Period #3 (March 1, 2009 — March 29, 2009)	559,698	$29.85	559,698	$183,299,994

Total	559,698	$29.85	559,698	$183,299,994

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and will end March 1, 2010 or sooner if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements. Purchases will be made under the repurchase program at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations. As a result of the Board’s decision to approve a transaction to reorganize our U.S. parent company as a Canadian public company, subject to the satisfaction of various conditions, the Company has decided to suspend future purchases in this year’s share repurchase program. Given the decision to cease purchases under the program, we do not expect to complete the full authorized amount of the 2009 share repurchase program. Following implementation of a new structure, if approved by stockholders and the other conditions are satisfied, the Company plans to re-evaluate its share purchase program in the context of its overall capital allocation activities.

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

The Annual Meeting of Stockholders of Tim Hortons Inc. was held on May 8, 2009 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Securities Exchange Act of 1934, as amended, filed with the SEC on March 16, 2009 (the “Proxy Statement”). The following matters were submitted to a vote of our security holders, which were acted upon by proxy or in person at the Annual Meeting. Pursuant to “notice and access” rules adopted by the SEC, we provided access to our Proxy Statement over the Internet and sent a Notice of Internet Availability of Proxy Materials (“Notice”) to our stockholders of record and beneficial owners. Instructions regarding accessing the Proxy Statement over the Internet or requesting a printed copy of the Proxy Statement were included in the Notice.

Election of Directors

The first matter before the stockholders was the election of four directors of the Company, each with a three-year term (expiring in 2012). There was no solicitation in opposition to the four nominees recommended by our Board of Directors and described in the Proxy Statement. The following table sets forth the name of each director elected at the meeting and the number of votes for, or withheld from, each nominee:

Name of Director	For	Withheld
Paul D. House	121,653,881	5,169,402
Dr. David H. Lees	124,354,596	2,468,687
Ronald W. Osborne	124,311,987	2,511,296
Donald B. Schroeder	124,326,572	2,496,710

Each of the nominees recommended by our Board of Directors was elected.

The following directors did not stand for re-election at the Annual Meeting because their terms extended beyond the date of the Annual Meeting. The year in which each director’s term expires is indicated in parentheses following the director’s name: Michael J. Endres (2010), John A. Lederer (2010), Craig S. Miller (2010), Catherine L. Williams (2010), M. Shan Atkins (2011), Moya M. Greene (2011), The Hon. Frank Iacobucci (2011), and Wayne C. Sales (2011).

Ratification of Appointment of Independent Registered Public Accounting Firm

The second matter was the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending January 3, 2010. The following table sets forth the number of votes cast for, against, or abstentions for this matter:

	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP	124,071,887	2,525,285	226,110

This matter, having received the affirmative vote of greater than a majority of the votes cast at the Annual Meeting, was adopted and approved.

ITEM 5.	OTHER INFORMATION

Corporate Structure

As previously disclosed, the Company commenced a review in the fourth quarter of 2008, with the support of external advisors, to assess various opportunities related to our corporate structure, including potentially converting our parent company from a U.S. to a Canadian corporation. This review is now substantially complete, and Management and the Company’s Board of Directors have determined that it would be in the best interests of the Company and our stockholders for our U.S. parent corporation to reorganize as a Canadian public company. The timing and completion of the contemplated reorganization is subject to stockholder approval, and also remains subject to the satisfaction of additional transaction conditions, including conditions relating to certain Canadian tax considerations. Although the Company is taking steps to proceed with this potential transaction and resolve the outstanding conditions, there can be no assurance that we will be able to satisfy these conditions within our anticipated time frames, or at all, for that matter. Additional information about the proposed reorganization will be provided as we proceed.

In addition to significant operational and administrative benefits, it is anticipated that the reorganization, if implemented, would create long-term value by bringing our effective tax rates closer to the lower Canadian statutory rates. The potential change in jurisdiction of incorporation does not in any way affect the commitment to growing our business in the U.S. or our underlying operations, as previously outlined. We would expect to incur certain charges, the majority of which would be non-cash tax-related charges and transactional costs in the year of implementation.

If the transaction is implemented in 2009, the impact of the charges and transactional costs would result in our 2009 targeted tax rate exceeding the identified range of 32% to 34% and, potentially, could cause our 2009 operating income to fall below the targeted range. The Company also intends to seek to maintain dual listings on both the New York Stock Exchange and Toronto Stock Exchange following the proposed reorganization.

Share Repurchase Program

During the quarter, the Company spent $16.7 million to purchase approximately 0.6 million shares as part of our share repurchase program. As announced earlier this year, the Company contemplated deferring future share repurchases as part of its 2009 program in the event a decision was made to proceed with a change in the Company’s corporate structure. As a result of the Board’s decision to approve a transaction to reorganize as a public Canadian company, subject to stockholder approval and additional conditions, the Company has decided to suspend further purchases in this year’s share repurchase program. Given the decision to cease purchases under the program, we do not expect to complete the full authorized amount of the share repurchase program. Following implementation of a new structure, if approved by stockholders and other conditions are satisfied, the Company plans to re-evaluate its share purchase program in the context of its overall capital allocation activities.

Audit Committee Appointment

Catherine L. Williams was appointed to the Audit Committee effective May 7, 2009.

Confirmation of No Change to 2009 Long Term Incentive

The Human Resource and Compensation Committee established the valuation methodology for the 2009 tandem option and stock appreciation right grant and, in connection therewith, confirmed that the long-term incentive payout levels for all named executive officers, as determined by the Board in February 2009, would remain unchanged.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 42.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: May 8, 2009	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

*	All Exhibits are attached hereto