Form 10-Q
period 2009-06-28
Tim Hortons Inc.
filed 2009-08-06
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Common shares, US$0.001 par value per share	180,996,877 shares

Exhibit Index on page 49.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues
Sales	$372,119	$335,873	$711,738	$642,379
Franchise revenues:
Rents and royalties	164,679	153,546	311,818	289,426
Franchise fees	19,287	21,273	39,714	39,204

	183,966	174,819	351,532	328,630

Total revenues	556,085	510,692	1,063,270	971,009

Costs and expenses
Cost of sales	328,345	293,101	628,296	565,384
Operating expenses	59,427	54,622	116,533	104,631
Franchise fee costs	19,615	19,908	39,393	38,188
General and administrative expenses	35,694	36,124	69,170	67,010
Equity (income)	(8,694)	(10,001)	(16,549)	(17,363)
Other (income), net	(152)	(615)	(316)	(1,726)

Total costs and expenses, net	434,235	393,139	836,527	756,124

Operating income	121,850	117,553	226,743	214,885
Interest (expense)	(5,092)	(5,969)	(10,549)	(12,320)
Interest income	230	1,073	784	3,063

Income before income taxes	116,988	112,657	216,978	205,628
Income taxes (note 2)	38,784	37,341	72,045	67,830

Net income	78,204	75,316	144,933	137,798
Net income attributable to noncontrolling interests	444	342	734	1,004

Net income attributable to Tim Hortons Inc.	$77,760	$74,974	$144,199	$136,794

Basic earnings per share of common stock attributable to Tim Hortons Inc. (note 3)	$0.43	$0.41	$0.80	$0.74

Diluted earnings per share of common stock attributable to Tim Hortons Inc. (note 3)	$0.43	$0.41	$0.80	0.74

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	180,731	183,983	180,975	184,749

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	180,923	184,258	181,140	185,003

Dividend per share of common stock	$0.10	$0.09	$0.20	$0.18

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)

(in thousands of Canadian dollars)

	As at
	June 28, 2009	December 28, 2008
Assets
Current assets
Cash and cash equivalents	$141,928	$101,636
Restricted cash and cash equivalents	36,862	62,329
Accounts receivable, net	138,569	159,505
Notes receivable, net	25,767	22,615
Deferred income taxes	17,862	19,760
Inventories and other, net (note 4)	64,066	71,505
Advertising fund restricted assets (note 5)	23,314	27,684

Total current assets	448,368	465,034
Property and equipment, net	1,324,189	1,332,852
Notes receivable, net	16,820	17,645
Deferred income taxes	27,857	29,285
Intangible assets, net	2,336	2,606
Equity investments	127,862	132,364
Other assets	16,441	12,841

Total assets	$1,963,873	$1,992,627

Liabilities and Equity
Current liabilities
Accounts payable (note 6)	$113,895	$157,210
Accrued liabilities:
Salaries and wages	13,081	18,492
Taxes	24,251	25,605
Other (note 6)	71,000	110,518
Advertising fund restricted liabilities (note 5)	40,174	47,544
Current portion of long-term obligations	6,965	6,691

Total current liabilities	269,366	366,060

Long-term obligations
Term debt	334,335	332,506
Advertising fund restricted debt (note 5)	3,759	6,929
Capital leases	60,515	59,052
Deferred income taxes	16,953	13,604
Other long-term liabilities	72,344	72,467

Total long-term obligations	487,906	484,558

Commitments and contingencies (note 7)
Equity
Equity of Tim Hortons Inc.
Common stock (US$0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 shares	289	289
Capital in excess of par value	927,318	929,102
Treasury stock, at cost: 12,306,100 and 11,754,201 shares, respectively (note 8)	(415,751)	(399,314)
Common stock held in trust, at cost: 316,892 and 358,186 shares, respectively	(10,738)	(12,287)
Retained earnings	785,496	677,550
Accumulated other comprehensive loss	(81,067)	(54,936)

Total equity of Tim Hortons Inc.	1,205,547	1,140,404
Noncontrolling interests	1,054	1,605

Total equity	1,206,601	1,142,009

Total liabilities and equity	$1,963,873	$1,992,627

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	June 28, 2009	June 29, 2008
Cash flows provided from (used in) operating activities
Net income	$144,933	$137,798
Net income attributable to noncontrolling interests	(734)	(1,004)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	49,890	44,135
Stock-based compensation expense	4,073	5,552
Equity income, net of cash dividends	4,419	2,902
Deferred income taxes	3,678	(979)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	25,316	19,052
Accounts and notes receivable	20,202	(17,521)
Inventories and other	7,589	3,890
Accounts payable and accrued liabilities	(82,070)	(78,955)
Other, net	(226)	6,416

Net cash provided from operating activities	177,070	121,286

Cash flows (used in) provided from investing activities
Capital expenditures	(68,818)	(66,074)
Principal payments on notes receivable	733	1,075
Other investing activities	(11,841)	(4,274)

Net cash used in investing activities	(79,926)	(69,273)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(16,701)	(100,294)
Purchase of common stock held in trust	(713)	(3,842)
Dividend payments	(36,253)	(33,277)
Purchase of common stock for settlement of restricted stock units	(232)	(226)
Proceeds from issuance of debt, net of issuance costs	1,150	1,514
Principal payments on other long-term debt obligations	(2,551)	(2,611)

Net cash used in financing activities	(55,300)	(138,736)

Effect of exchange rate changes on cash	(1,552)	1,285

Increase (decrease) in cash and cash equivalents	40,292	(85,438)
Cash and cash equivalents at beginning of period	101,636	157,602

Cash and cash equivalents at end of period	$141,928	$72,164

Supplemental disclosures of cash flow information:
Interest paid	$9,760	$11,617
Income taxes paid	$74,163	$81,557
Non-cash investing and financing activities:
Capital lease obligations incurred	$4,737	$6,821

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended June 28, 2009	Year ended December 28, 2008
Common stock
Balance at beginning and end of period	$289	$289

Capital in excess of par value
Balance at beginning of period	$929,102	$931,084
Stock-based compensation	(1,784)	(1,982)

Balance at end of period	$927,318	$929,102

Treasury stock
Balance at beginning of period	$(399,314)	$(235,155)
Purchased during the period (note 8)	(16,701)	(165,258)
Reissued during the period	264	1,099

Balance at end of period	$(415,751)	$(399,314)

Common stock held in trust
Balance at beginning of period	$(12,287)	$(14,628)
Purchased during the period	(713)	(3,842)
Disbursed or sold from Trust during the period	2,262	6,183

Balance at end of period	$(10,738)	$(12,287)

Retained earnings
Balance at beginning of period	$677,550	$458,958
Net income attributable to Tim Hortons Inc.	144,199	284,678
Dividends	(36,253)	(66,086)

Balance at end of period	$785,496	$677,550

Accumulated other comprehensive (loss) income
Balance at beginning of period	$(54,936)	$(138,465)
Other comprehensive (loss) income (note 10)	(26,131)	83,529

Balance at end of period	$(81,067)	$(54,936)

Total equity of Tim Hortons Inc.	$1,205,547	$1,140,404

Noncontrolling interests
Balance at beginning of period	$1,605	$2,361
Net income attributable to noncontrolling interests	734	2,217
Distributions and other to noncontrolling interests	(1,285)	(2,973)

Balance at end of period	$1,054	$1,605

Total equity	$1,206,601	$1,142,009

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF SHARES OF COMMON STOCK OF TIM HORTONS INC.

(Unaudited)

(in thousands of shares of common stock)

	Year-to-date period ended June 28, 2009	Year ended December 28, 2008
Common stock
Balance at beginning and end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(11,754)	(6,750)
Purchased during the period (note 8)	(560)	(5,036)
Reissued during the period	8	32

Balance at end of period	(12,306)	(11,754)

Common stock held in trust
Balance at beginning of period	(358)	(421)
Purchased during the period	(25)	(116)
Disbursed or sold from Trust during the period	66	179

Balance at end of period	(317)	(358)

Common stock issued and outstanding	180,680	181,191

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

The Company’s principal business is the development and franchising, and to a much lesser extent the operation, of quick-service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of June 28, 2009, the Company and its franchisees operated 2,939 restaurants in Canada (99.5% franchised) and 536 restaurants in the United States (“U.S.”) (99.1% franchised) under the name “Tim Hortons®.” In addition, the Company has 297 licensed locations in the Republic of Ireland and the United Kingdom as of June 28, 2009.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of June 28, 2009 and December 28, 2008, and the condensed consolidated results of operations, comprehensive income (see Note 10) and cash flows for the quarters and year-to-date periods ended June 28, 2009 and June 29, 2008. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2008 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009. The December 28, 2008 Condensed Consolidated Balance Sheet was derived from the same audited 2008 Consolidated Financial Statements, except as discussed below, but does not include all disclosures required by U.S. GAAP.

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

Evaluation of subsequent events

In accordance with Statement of Accounting Standards (“SFAS”) No. 165—Subsequent Events, the Company has evaluated events subsequent to June 28, 2009 and those up to, and including August 6, 2009, which corresponds with the date these Condensed Consolidated Financial Statements were issued.

Restricted cash and cash equivalents

Amounts presented as restricted cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s TimCard® cash card program. The balances as of June 28, 2009 and December 28, 2008 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in Note 6.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Variable interest entities

The Company enters into lease arrangements with certain operators who are not required to invest a significant amount of capital. Because the legal entity within which such an operator operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”). Based on management’s review of the financial statements it receives from these operators, the projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by FIN 46R, of these VIEs. Accordingly, the Company has consolidated, on average, 118 restaurants during both the second quarter and year-to-date periods ended June 28, 2009, or approximately 3.4% of the Company’s total systemwide restaurants, during both these periods. Comparatively, the Company consolidated, on average 121 and 118 restaurants during the second quarter and year-to-date periods ended June 29, 2008, or approximately 3.7% and 3.6%, of the Company’s total systemwide restaurants during these periods, respectively. The related minority interest income is classified in Net income attributable to noncontrolling interests on the Condensed Consolidated Statement of Operations and Noncontrolling interests in the Equity section of the Condensed Consolidated Balance Sheet.

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

The Company has no equity interest in any of its franchisees. None of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The only exposure to the Company in connection with these VIEs relates to the collection of amounts due to the Company, which are collected weekly. The agreements governing the license arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

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

Effective December 29, 2008, the Company adopted SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This Statement amended Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) and established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128—Earnings per Share (“SFAS No. 128”), with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued.

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

Effective December 29, 2008, the Company adopted FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities (see above).

Effective December 29, 2008, the Company adopted Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”), which was issued to clarify the accounting for certain transactions and impairment considerations involving equity-method investments. The adoption of EITF 08-6 did not impact the Company’s Condensed Consolidated Financial Statements or associated note disclosure in 2009 year-to-date.

Effective June 15, 2009, the Company adopted SFAS No. 165—Subsequent Events (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement provides that: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Effective June 15, 2009, the Company adopted FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments (“FSP”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28—Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods.

NOTE 2 INCOME TAXES

The effective tax rate was 33.2% and 33.1% for the second quarters ended June 28, 2009 and June 29, 2008, respectively. The effective tax rate for the year-to-date periods ended June 28, 2009 and June 29, 2008 was 33.2% and 33.0%, respectively. The variance between periods is primarily explained by a valuation allowance on certain U.S. deferred tax assets which increased the effective tax rate and was substantially offset by lower Canadian statutory income and withholding tax rates.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 3 NET INCOME PER SHARE OF COMMON STOCK ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per share of common stock attributable to Tim Hortons Inc. are computed by dividing net income attributable to Tim Hortons Inc.’s common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units and stock options with tandem stock appreciation rights (“SARs”), as prescribed in SFAS No. 128—Earnings Per Share , as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. Stock options granted in 2008 and 2009 were anti-dilutive for the second quarter and year-to-date periods ended June 28, 2009 and June 29, 2008, respectively, and therefore were excluded from the calculation of earnings per share of common stock attributable to Tim Hortons Inc.

The computations of basic and diluted earnings per share of common stock attributable to Tim Hortons Inc. are shown below:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per share of common stock attributable to Tim Hortons Inc.	$77,760	$74,974	$144,199	$136,794

Weighted average shares outstanding for computation of basic earnings per share of common stock attributable to Tim Hortons Inc. (in thousands)	180,731	183,983	180,975	184,749

Dilutive restricted stock units (in thousands)	192	275	165	254

Weighted average shares outstanding for computation of diluted earnings per share of common stock attributable to Tim Hortons Inc. (in thousands)	180,923	184,258	181,140	185,003

Basic earnings per share of common stock attributable to Tim Hortons Inc.	$0.43	$0.41	$0.80	$0.74

Diluted earnings per share of common stock attributable to Tim Hortons Inc.	$0.43	$0.41	$0.80	$0.74

NOTE 4 INVENTORIES AND OTHER, NET

Inventories (which are comprised primarily of finished goods) and other, net include the following as at June 28, 2009 and December 28, 2008:

	June 28, 2009	December 28, 2008
Inventories – finished goods	$44,348	$43,252
Inventory obsolescence provision	(453)	(873)

Inventories, net	43,895	42,379
Prepaids and other	20,171	29,126

Total inventories and other, net	$64,066	$71,505

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with SFAS No. 45—Accounting for Franchisee Fee Revenue, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Condensed Consolidated Statements of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. These current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheet. In addition, at June 28, 2009 and December 28, 2008, Property and equipment, net, included $22.7 million and $26.8 million, respectively, of advertising fund property and equipment, and Deferred income taxes – long-term included $2.1 million and nil, respectively, of advertising fund deferred income taxes.

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are the following obligations as at June 28, 2009 and December 28, 2008:

	June 28, 2009	December 28, 2008
Accounts payable	$100,137	$138,704
Construction holdbacks and accruals	13,758	18,506

	$113,895	$157,210

Included within Accrued liabilities, Other are the following obligations as at June 28, 2009 and December 28, 2008:

	June 28, 2009	December 28, 2008
Gift certificate obligations	$9,886	$12,960
Cash card obligations	37,731	62,882
Other accrued liabilities	23,383	34,676

	$71,000	$110,518

Accrued liabilities, Other include accrued rent expense, deposits, and various equipment and other accruals.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.7 million as at both June 28, 2009 and December 28, 2008. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $9.8 million as at June 28, 2009 and $8.7 million as at December 28, 2008 in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of June 28, 2009. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

NOTE 8 CAPITAL STOCK

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, which was equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and will end March 1, 2010 or sooner if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements.

Purchases were planned to be made under the 2009 repurchase program at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations. As a result of the Company’s Board of Directors’ decision in May 2009 to approve a transaction to reorganize the Company as a Canadian public company, subject to stockholder approval and the satisfaction of additional transaction conditions, the Company decided, at that time, to suspend additional purchases under the 2009 share repurchase program until it could undertake a complete review of its capital allocation activities post-reorganization.

In the year-to-date period ended June 28, 2009, the Company purchased approximately 0.6 million shares of common stock for a total cost of $16.7 million under the 2009 repurchase program. No shares were repurchased during the second quarter of 2009 as a result of the suspension of the share repurchase program.

In the year-to-date period ended June 29, 2008, the Company purchased approximately 2.9 million shares of common stock for a total cost of $100.3 million under the Company’s 2007-2008 repurchase program, which expired in October 2008.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Restricted stock units	$1,713	$3,452	$2,919	$4,989
Stock options and tandem SARs	772	384	723	384
Deferred stock units	$103	$65	$431	$179

Total stock-based compensation expense	$2,588	$3,901	$4,073	$5,552

In addition, a loss of approximately $0.4 million was recorded during both the second quarter of 2009 and 2008 ($0.5 million year-to-date 2009 and $0.4 million year-to-date 2008, respectively) relating to the total return swap (“TRS”) (see Note 12).

Details of stock-based compensation grants and settlements during year-to-date 2009 are set forth below.

Restricted stock units

The Company’s Human Resource and Compensation Committee (“HRCC”) approved awards of 139,757 restricted stock units (“RSUs”) with dividend equivalent rights, which were granted on May 15, 2009. The fair market value of each RSU awarded as part of this grant (the mean of the high and low prices for the Company’s shares of common stock traded on the TSX) on May 15, 2009 was $28.87. Awards under this grant are scheduled to vest in either equal installments or in one lump sum at the end of a 30-month period. In accordance with SFAS No. 123R—Share-Based Payment (revised 2004) (“SFAS 123R”), RSUs granted to retirement-eligible employees are expensed immediately.

In the second quarter ended June 28, 2009, the Company funded its employee benefit plan trust, which, in turn, purchased approximately 25,000 shares of common stock for approximately $0.7 million (116,000 shares for $3.8 million in Q2 2008). For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock, and the trust has been consolidated in accordance with FIN 46R, since the Company is the primary beneficiary, as that term is defined by FIN 46R. The trust is used to fix the Company’s future cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of shares of common stock held in the trust to most of the Canadian officers and employees that participate in the 2006 Stock Incentive Plan, as amended and restated from time to time (the “2006 Plan”).

In the second quarter of 2009, approximately 150,000 (210,000 in Q2 2008) RSUs that were previously granted vested in accordance with the terms of such awards. The Company’s settlement obligations, after provision for the payment of minimum statutory withholding tax requirements for which employees are responsible, were satisfied by the disbursement of approximately 66,000 (93,000 in Q2 2008) shares held in the employee benefit plan trust, approximately 8,000 (15,000 in Q2 2008) shares issued from treasury, and the purchase of approximately 8,000 (7,000 on May 15, 2008) shares by an agent of the Company on behalf of the respective eligible employees on the open market on May 15, 2009, at an average purchase price of $28.94 ($33.34 in Q2 2008).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock options and tandem stock appreciation rights

The HRCC approved awards of 533,392 stock options with tandem SARs, which were granted on May 15, 2009 (167,411 in May 2008) at a fair value grant day price of $28.87 ($33.02 in May 2008), to officers of the Company. These awards were granted to retirement-eligible employees and non-retirement eligible employees. For purposes of the Black-Scholes-Merton option pricing model, the grants were segregated based on the year of the grant and retirement eligibility, and the assumptions were adjusted accordingly. All options with tandem SARs granted in 2009 and 2008 vest over 3 years and expire 7 years from the date of issuance, provided that if an employee retires, the term decreases to four years after retirement. The fair value of these awards was determined, in accordance with SFAS 123R, at the grant date and each subsequent remeasurement date by applying the Black-Scholes-Merton option pricing model using the following assumptions:

	Assumptions
Remeasurement date	June 28, 2009	December 28, 2008
Expected volatility	24% - 25%	23% - 24%
Risk-free interest rate	1.5% - 2.5%	1.4% - 1.7%
Expected life	2.4 - 4.9 years	2.9 - 4.4 years
Expected dividend yield	1.4%	1.1%
Closing share price	$28.66	$33.18

Awards granted to retirement-eligible employees are expensed on an accelerated basis, in accordance with SFAS 123R. The stock option with tandem SARs awards were revalued to fair value at June 28, 2009 using the closing share price on the Toronto Stock Exchange.

NOTE 10 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of other comprehensive (loss) income (“OCI”) and total comprehensive (loss) income are shown below:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$78,204	$75,316	$144,933	$137,798

Other comprehensive (loss) income
Translation adjustments	(31,743)	(4,776)	(20,957)	10,322
Cash flow hedges:
Net change in fair value of derivatives	(484)	414	227	(1,023)
Amounts realized in earnings during the period	(1,723)	(99)	(5,401)	1,379

Total cash flow hedges	(2,207)	315	(5,174)	356

Total other comprehensive (loss) income	(33,950)	(4,461)	(26,131)	10,678

Total comprehensive income	44,254	70,855	118,802	148,476
Total comprehensive income attributable to noncontrolling interests	444	342	734	1,004

Total comprehensive income attributable to Tim Hortons Inc.	$43,810	$70,513	$118,068	$147,472

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cash flow hedges:
Net change in fair value of derivatives	$583	$(405)	$231	$706
Amounts realized in earnings	$(965)	$(47)	$(706)	$(47)

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

The table below presents information about reportable segments:

	Second quarter ended				Year-to-date period ended
	June 28, 2009	% of Total	June 29, 2008	% of Total	June 28, 2009	% of Total	June 29, 2008	% of Total
Revenues
Canada	$477,007	85.8%	$438,537	85.9%	$913,610	85.9%	$838,687	86.4%
U.S.	46,135	8.3%	35,514	7.0%	86,608	8.1%	65,478	6.7%

Total reportable segments	523,142	94.1%	474,051	92.8%	1,000,218	94.1%	904,165	93.1%
Noncontrolling interests - restaurants consolidated under FIN 46R	32,943	5.9%	36,641	7.2%	63,052	5.9%	66,844	6.9%

Total	$556,085	100.0%	$510,692	100.0%	$1,063,270	100.0%	$971,009	100.0%

Segment operating income (loss)
Canada	$130,967	97.7%	$130,433	100.1%	$246,343	99.0%	$236,968	101.3%
U.S.	3,141	2.3%	(190)	(0.1)%	2,577	1.0%	(3,069)	(1.3)%

Reportable segment operating income	134,108	100.0%	130,243	100.0%	248,920	100.0%	233,899	100.0%

Noncontrolling interests - restaurants consolidated under FIN 46R	460		428		857		1,256
Corporate charges (1)	(12,718)		(13,118)		(23,034)		(20,270)

Consolidated operating income	121,850		117,553		226,743		214,885
Interest, net	(4,862)		(4,896)		(9,765)		(9,257)
Income taxes	(38,784)		(37,341)		(72,045)		(67,830)

Net income	78,204		75,316		144,933		137,798
Net income attributable to noncontrolling interests	444		342		734		1,004

Net income attributable to Tim Hortons Inc.	$77,760		$74,974		$144,199		$136,794

Capital expenditures
Canada	$26,514	80.1%	$25,023	74.6%	$55,541	80.7%	$48,391	73.2%
U.S.	6,583	19.9%	8,540	25.4%	13,277	19.3%	17,683	26.8%

	$33,097	100.0%	$33,563	100.0%	$68,818	100.0%	$66,074	100.0%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of income from international operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales
Distribution sales	$332,571	$288,089	$635,945	$552,794
Company-operated restaurant sales	6,605	11,143	12,741	22,741
Sales from restaurants consolidated under FIN 46R	32,943	36,641	63,052	66,844

	372,119	335,873	711,738	642,379

Franchise revenues
Rents and royalties	164,679	153,546	311,818	289,426
Franchise fees	19,287	21,273	39,714	39,204

	183,966	174,819	351,532	328,630

Total revenues	$556,085	$510,692	$1,063,270	$971,009

Cost of sales related to Company-operated restaurants were $7.4 million and $12.3 million for the second quarters ended June 28, 2009 and June 29, 2008, respectively, and $15.2 million and $26.1 million for the year-to-date periods ended June 28, 2009 and June 29, 2008, respectively.

The following table outlines the Company’s franchised locations and system activity for the second quarter and year-to-date periods ended June 28, 2009 and June 29, 2008:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,421	3,174	3,403	3,149
Franchises opened	25	30	52	55
Franchises closed	(7)	(11)	(15)	(17)
Net transfers within the system	16	10	15	16

Franchise restaurants in operation – end of period	3,455	3,203	3,455	3,203
Company-operated restaurants, net	20	54	20	54

Total systemwide restaurants (1)	3,475	3,257	3,475	3,257

(1)

Includes various types of standard and non-standard restaurant formats with varying restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited selection of donuts. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 297 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as at June 28, 2009 (213 as of June 29, 2008).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

SFAS No. 133, as amended, requires companies to recognize all derivatives as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheet. SFAS No. 133 also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations. This designation is based on the exposure being hedged. The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The Company limits its counterparty risk associated with its slate of derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at June 28, 2009 or December 28, 2008.

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

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of accumulated other comprehensive (loss) income in Total equity of Tim Hortons Inc. and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Condensed Consolidated Statement of Operations. The Company discontinues hedge accounting: (i) when it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) when it is probable that the forecasted transaction will not occur; or (iv) when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income), net. The Company does not have any derivatives designated as fair value hedges outstanding as at June 28, 2009 or June 29, 2008.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Other derivatives: The Company entered into a TRS during 2008 and another one in 2009 that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the tandem SARs that are associated with stock options (see Note 9). Neither of the TRS’s qualified as an accounting hedge under SFAS No. 133, and, as such, they are being adjusted to fair value in accordance with SFAS No. 133 at each period end, and the impact of the revaluation is reported in the Condensed Consolidated Statement of Operations.

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

In accordance with SFAS No. 161 and SFAS No. 157 the tables below outline the Company’s outstanding derivatives and fair value measurements as at and for the quarter ended June 28, 2009.

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheet:

	As at June 28, 2009
	Notional value	Fair Value Hierarchy	Fair value gain (loss)	Location on Condensed Consolidated Balance Sheet
Derivatives designated as hedging instruments under SFAS No. 133
Forward currency swaps (1)	$75,368	Level 2	$(1,084)	Accounts payable
Interest rate swaps (2)	130,000	Level 2	(7,732)	Other long-term liabilities

Total	$205,368		$(8,816)

Income tax effect			2,510	Deferred income taxes (current asset)

Net of income taxes			$(6,306)

Derivatives not designated as hedging instruments under SFAS No. 133
TRS (3)	$8,958	Level 2	$(507)	Other long-term liabilities

(1)	Maturities range between July, 2009 and December, 2009.
(2)	Each matures February, 2011.
(3)	Maturities of May, 2015 and May, 2016, respectively.

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

The tables below summarize the effect of derivative instruments on our Condensed Consolidated Statement of Comprehensive Income for the second quarters and year-to-date periods ended June 28, 2009. The tables do not include amounts related to ineffectiveness and excluded amounts from effectiveness testing, as they were immaterial:

	Second quarter ended June 28, 2009
	Amount of gain (loss) recognized in OCI	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI
Derivatives designated as hedging instruments under SFAS No. 133
Forward currency swaps	$730	$(3,733)	Cost of sales	$(3,003)
Interest rate swaps	(1,797)	2,975	Interest (expense)	1,178

Total	$(1,067)	$(758)		$(1,825)
Income tax effect	583	(965)	Income taxes	(382)

Net of income taxes	$(484)	$(1,723)		$(2,207)

	Year-to-date period ended June 28, 2009
	Amount of gain (loss) recognized in OCI	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI
Derivatives designated as hedging instruments under SFAS No. 133
Forward currency swaps	$854	$(6,871)	Cost of sales	$(6,017)
Interest rate swaps	(858)	2,176	Interest (expense)	1,318

Total	$(4)	$(4,695)		$(4,699)
Income tax effect	231	(706)	Income taxes	(475)

Net of income taxes	$227	$(5,401)		$(5,174)

Derivatives not designated as hedging instruments under SFAS No. 133, namely our TRS as noted above, did not have a material fair value change in either the second quarter of 2009 or year-to-date period ended June 28, 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost or fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals. Assets held for sale valued using fair value less cost to sell were immaterial as at June 28, 2009.

Fair Value Disclosures

The carrying value of Cash and cash equivalents, Restricted cash and cash equivalents, Accounts receivable, net, Accounts payable, and Accrued liabilities on the Condensed Consolidated Balance Sheet approximates their fair value due to their short-term nature or maturity of these assets or obligations.

The estimated fair value at June 28, 2009 for notes receivable is $43 million; and for Term debt is $377 million.

NOTE 13 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, adds an additional reconsideration event for determining whether an entity is a variable interest entity, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Standard is effective for annual reporting periods that begin after November 15, 2009. The Company is currently assessing the potential impact, if any, the adoption of SFAS No. 167 may have on its Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168—The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162, resulting in the GAAP hierarchy being modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, SFAS No. 168 replaces Statement 162 to indicate this change to the GAAP hierarchy. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 14 SUBSEQUENT EVENT

A wholly-owned subsidiary of the Company, Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act, filed a Form S-4 on June 29, 2009, as amended by the Form S-4/A, filed on July 27, 2009, File No. 333-160286 (central index key: 0001467019) (“S-4”) with the U.S. Securities and Exchange Commission in connection with proposed transaction to reorganize the Company as a Canadian public company. The Company expects to incur certain charges for discrete items, the majority of which would be non-cash tax charges, and transactional costs in the year of implementation. If the transaction is implemented in 2009, the impact of the charges and transactional costs would cause the Company’s 2009 tax rate to increase to between 37% and 39%. Completion of the transaction is subject to various conditions, including stockholder approval and the Board of Director’s right in its sole discretion to defer or abandon the transaction before or after stockholder approval, and there can be no assurance that the reorganization will be completed.

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

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants. As of June 28, 2009, 3,455 or 99.4% of our restaurants were franchised, representing 99.5% in Canada and 99.1% in the U.S. The amount of systemwide sales affects our franchise royalties and rental revenue, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segment financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for restaurants consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental revenue, which are included in our franchise revenues, and also impacts distribution sales.

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

Executive Overview

We franchise and, to a lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalties on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of June 28, 2009, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, non-standard sites in offices, hospitals, colleges, and airports, as well as our self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and supply frozen and some refrigerated products from our Guelph facility to approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 297 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks, and operate primarily under the name “Tim Hortons.”

Systemwide sales grew by 5.0% in the second quarter of 2009 (9.8% in the second quarter of 2008) and 5.7% on a year-to-date basis in 2009 (8.6% 2008 year-to-date) as a result of new restaurant expansion and continued same-store sales growth in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the second quarter of 2009, same-store sales increased 1.7% in Canada and 3.3% in the U.S. Transaction growth and a slight increase in average cheque due to minimal levels of previous price increases remaining in the system helped to overcome a shift in product mix, the expected timing impact of the Easter holiday reversing in the quarter, and generally challenging macro-economic conditions that continued to persist during the quarter. We experienced sales momentum in our Canadian business as same-store sales strengthened in each consecutive month of the quarter. Our co-branding initiative with Cold Stone Creamery® was a significant contributor to our U.S. same-store sales increase in the second quarter and also contributed to same-store sales growth on a year-to-date basis. Same-store sales increased 2.5% in Canada and 3.3% in the U.S. during the first half of 2009.

In the second quarter of 2009, our revenues increased $45.4 million, or 8.9%, over the second quarter of 2008, primarily as a result of higher distribution sales driven from both new products being managed through the supply chain and an increase in systemwide sales. Higher commodity costs and foreign exchange translation also contributed to higher distribution revenues. In addition, growth in the number of systemwide restaurants and continued average same-store sales gains drove higher rent and royalty revenues, net of franchisee relief. Offsetting these increases in revenues were lower revenues from Company-operated restaurants and restaurants consolidated under FIN 46R, and lower franchise fees as a result of a lower number of units sold in the quarter as well as lower revenues from resales and renovations, offset in part by higher revenue from our U.S. franchise incentive program.

Operating income increased $4.3 million, or 3.7%, in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of higher revenues, as discussed above, higher contribution from our U.S. operations due, in part, to a $1.2 million benefit from the impairment and restaurant closures which occurred primarily in the fourth quarter of 2008, and lower general and administrative expenses. Partially offsetting operating income growth were lower franchise fee income, lower equity income and lower other income. We incurred $2.7 million of professional advisory and filing fees related to our proposed public company reorganization in the second quarter of 2009 ($4.1 million year-to-date). These costs were not included in our 2009 annual operating income target and impacted our operating income growth rate. These costs also impacted our diluted earnings per share by slightly more than $0.01 per share in the second quarter ($0.02 per share in 2009 year-to-date).

On a year-to-date basis, our revenues increased $92.3 million, or 9.5%, in the period ended June 28, 2009 to $1,063.3 million from $971.0 million in the year-to-date period ended June 29, 2008, primarily as a result of higher distribution sales and an increase in rents and royalties due to higher systemwide sales. Operating income grew $11.9 million, or 5.5%, in the 2009 year-to-date period as a result of the higher revenues and higher contributions from our U.S. operations. The U.S. operating segment performance year-to-date includes a $2.4 million benefit from the impairment and restaurant closures mentioned above. Partially offsetting operating income growth was lower other income, lower equity income, lower contribution from franchise sales and higher general and administrative costs.

As anticipated, there continued to be significant global macro-economic challenges in the U.S. economy, and, challenges in certain Canadian regions that have a heavier manufacturing base, in the second quarter of 2009. While we are not immune from recessionary and inflationary impacts, historically, we have proven to be fairly resilient in Canada during challenging economic times, and we continue to be well-positioned, due, in part, to our quality product offering at a reasonable price. We continued to grow in the second quarter and year-to-date periods of 2009 by supporting the needs of our customers who are looking for value as a result of economic challenges, without trading off quality. We do expect, overall, to see continued volatility quarter-to-quarter in the quick service restaurant sector, which may include reductions or gains in customer visits in our business.

Based on performance year-to-date and management’s plans and outlook for the remainder of 2009, we expect to meet our previously announced 2009 operating income growth target, excluding the impact of $6 million to $7 million in transactional costs associated with our proposed reorganization as a Canadian corporation. Approximately $4.1 million has been incurred year-to-date on this transaction. Absent these costs, our operating income growth target is 11% to 13%, or is 6% to 8%, when factoring in the impact of asset impairment and related closure costs incurred in the fourth quarter of 2008. We also currently expect to meet our same-store sales growth target of 3% to 5% in Canada, and we expect we may exceed our targets of 0% to 2% same-store sales growth and break-even operating income in the U.S.

Net income attributable to Tim Hortons Inc. increased $2.8 million, or 3.7%, during the second quarter of 2009 as compared to the second quarter of 2008 and $7.4 million, or 5.4%, in the year-to-date period, resulting primarily from higher operating income. Net interest expense was essentially flat in the second quarter and year-to-date period compared to the prior year, and the effective income tax rate was relatively unchanged. The foregoing resulted in a similar level of operating income and net income growth in both periods. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased to $0.43 in the second quarter of 2009 from $0.41 in the second quarter of 2008 and $0.80 in the 2009 year-to-date period compared to $0.74 in the 2008 comparable period. The diluted weighted average number of shares outstanding in the second quarter and year-to-date periods of 2009 were 1.8% and 2.1% lower, respectively, than the diluted weighted average share count in the comparable periods of 2008, due primarily to our share repurchase programs. This contributed to growth in EPS of 5.6% and 7.7% in the second quarter of 2009 and year-to-date period of 2009.

In the first quarter of 2009, we spent $16.7 million to purchase approximately 0.6 million shares of Company common stock as part of our 2009 share repurchase program at an average cost of $29.85 per share. As a result of our Board’s decision in May 2009 to approve a transaction to reorganize as a public Canadian company (see below), subject to stockholder approval and additional conditions, we have decided to defer future purchases in the 2009 share repurchase program until a full review of capital allocation activities after the reorganization can be undertaken. Given the decision to defer the program, we do not expect to complete the full authorized amount of the share repurchase program.

Our Board of Directors approved an 11.1% increase in the quarterly dividend to $0.10 per share in February 2009. The Company declared and paid its March 2009 and June 2009 dividends at this new rate. Our Board of Directors declared a quarterly dividend payable on September 1, 2009 to shareholders of record as of August 18, 2009 at the $0.10 rate per share. The Company’s current dividend policy is to pay a total of 20% to 25% of prior year, normalized annual net income attributable to Tim Hortons Inc. in dividends each year, returning value to shareholders based on the Company’s earnings growth. The payment of future dividends, however, remains subject to the discretion of our Board of Directors.

As previously announced, we have proposed a corporate reorganization of our Company as a Canadian public company. In addition to operational and administrative benefits, this transaction would be expected to positively impact our effective tax rate commencing in 2010 by allowing us to continue to take advantage of the lower Canadian federal income tax rates and addressing certain adverse implications to us of the Fifth Protocol of the Canada-United States Income Tax Convention ratified in December of 2008. We expect to incur certain charges for discrete items, the majority of which would be non-cash tax charges, and transactional costs in the year of implementation. If the transaction is implemented in 2009, the impact of the non-cash charges would cause our 2009 tax rate to increase to between 37% and 39% (exceeding our 2009 targeted range of 32% to 34%) and the transaction costs could cause our 2009 operating income to fall below the targeted range. Completion of the transaction is subject to various conditions, including stockholder approval and our Board of Directors’ right in its sole discretion to defer or abandon the transaction before or after stockholder approval, and there can be no assurance that the reorganization will be completed. A special meeting of stockholders to vote on the reorganization transaction is expected to be held during the third quarter of 2009. Subject to stockholder approval, we intend to complete the proposed reorganization on or before the end of 2009. For a description of the proposed transaction and related information, including risks and uncertainties associated with the transaction, please refer to the registration statement on Form S-4, as amended, Registration No. 333-160286 (central index key: 0001467019) (“S-4”), filed with the SEC by Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act and a current wholly-owned subsidiary of the Company. The S-4 is available through the SEC’s website at www.sec.gov under our subsidiary’s filings, as well as at www.sedar.com, the website maintained by the Canadian Securities Administrators.

Construction of our new coffee roasting facility located in Hamilton, Ontario is now almost complete. We plan to open this facility in late 2009. We expect to invest approximately $30 million in this facility, primarily in 2009. Consistent with our vertical integration investment strategy, the new roasting facility will provide system benefits important to our franchisees and the Company. When fully operational, this facility, coupled with our existing coffee roasting operation in Rochester, New York, will provide at least 75% of our total coffee requirements. Equally important, our green coffee blending capability at this new facility will help us protect the quality, integrity and supply of our proprietary coffee blend from bean to cup, at a competitive rate for our franchisees and provide for a reasonable return on our investment. One of our strategies for growth is leveraging our existing, and exploring additional, vertical integration opportunities. As evidenced above with respect to our new coffee facility, we continue to selectively invest in growth opportunities for our business and to support our franchisees’ business and believe our financial position is a key enabler of our future growth in this regard.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Systemwide sales growth (1)	5.0%	9.8%	5.7%	8.6%
Average same-store sales growth (2)
Canada	1.7%	5.7%	2.5%	4.6%
U.S.	3.3%	3.1%	3.3%	2.1%
Systemwide restaurants	3,475	3,257	3,475	3,257
Revenues (in millions)	$556.1	$510.7	$1,063.3	$971.0
Operating income (in millions)	$121.9	$117.6	$226.7	$214.9
Net income attributable to Tim Hortons Inc. (in millions)	$77.8	$75.0	$144.2	$136.8
Basic and diluted EPS	$0.43	$0.41	$0.80	$0.74
Weighted average number of shares of common stock outstanding – Diluted (in millions)	180.9	184.3	181.1	185.0

(1)

Total systemwide sales growth and U.S. average same-store sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 6.3% and 9.1% for the second quarter ended 2009 and 2008, respectively, and 7.3% and 7.6% for the year-to-date periods ended June 28, 2009 and June 29, 2008, respectively.

(2)	For Canadian and U.S. restaurants, average same-store sales growth is calculated by including restaurants beginning in the 13th month following the restaurant’s opening.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.4% of our total system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental revenue, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our licensed locations in the Republic of Ireland and United Kingdom as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales growth, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. The timing of restaurant-level price increases are evaluated on and vary by region. Price increases are primarily used to offset higher restaurant-level costs on key items such as coffee, labour, supplies, utility and other costs.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. The second quarter of 2009 began with the debut of Chicken Wrap Snackers, followed by the national introduction of Iced Coffee in the Canadian market, supported by a free sample day. In addition to product introductions, Iced Cappucino, breakfast sandwiches and strawberry bloom donuts were promoted. In the U.S., the sausage and a biscuit product offering, first successfully offered in February, was also promoted during the quarter at an attractive price point. Our product offerings, promotional activity, and operational efficiencies led to traffic growth, and average check was up slightly as minimal levels of previous price increases remaining in the system helped offset changes in product mix and the negative impact of Easter.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the second quarters ended June 28, 2009 and June 29, 2008, respectively, and for the year-to-date periods ended June 28, 2009 and June 29, 2008, respectively:

	Second quarter ended		Year-to-date period ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Canada
Restaurants opened	15	23	35	45
Restaurants closed	(6)	(11)	(13)	(17)

Net change	9	12	22	28

U.S.
Restaurants opened	10	8	18	11
Restaurants closed	(1)	(1)	(2)	(3)

Net change	9	7	16	8

Total Company
Restaurants opened	25	31	53	56
Restaurants closed	(7)	(12)	(15)	(20)

Net change	18	19	38	36

From the end of the second quarter of 2008 to the end of the second quarter of 2009, we opened 263 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 45 restaurant closures for a net increase of 218 restaurants, of which 71 were self-serve kiosks. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures typically result from an opportunity to acquire a better location which will permit us to upgrade size and layout or add a drive-thru. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. Included in the 45 restaurant closures noted above, which was higher than our typical range of 20 to 40 system restaurants per year, was the closure of 11 Company-operated restaurants in southern New England, primarily during the fourth quarter of 2008. These restaurant closures were outside of the normal course of business, as a result of a strategic review of our U.S. operations undertaken to improve the profitability in our U.S. operating segment. The closure costs and a related asset impairment charge associated with these restaurants were recorded in our fourth quarter 2008 financial results.

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

The following table shows our restaurant count as of June 28, 2009, December 28, 2008 and June 29, 2008:

Systemwide Restaurant Count

	As of June 28, 2009	As of December 28, 2008	As of June 29, 2008
Canada
Company-operated	15	15	21
Franchised – self-serve kiosks	99	99	100
Franchised – standard and non-standard	2,825	2,803	2,730

Total	2,939	2,917	2,851

% Franchised	99.5%	99.5%	99.3%
U.S.
Company-operated	5	19	33
Franchised – self-serve kiosks	87	88	15
Franchised – standard and non-standard	444	413	358

Total	536	520	406

% Franchised	99.1%	96.3%	91.9%
Total system
Company-operated	20	34	54
Franchised – self-serve kiosks	186	187	115
Franchised – standard and non-standard	3,269	3,216	3,088

Total	3,475	3,437	3,257

% Franchised	99.4%	99.0%	98.3%

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

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We have started to develop international operations in the Republic of Ireland and the United Kingdom, primarily in the form of branded, licensed self-serve kiosk locations. At this time, this operation contributes nominal amounts to distribution sales and royalties revenues as well as to consolidated operating income and, as a result, these operations are included in Corporate charges in our segmented operating results.

The following tables contain information about the operating income (loss) of our reportable segments:

	Second quarter ended				Change from second quarter 2008
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$130,967	23.6%	$130,433	25.5%	$534	0.4%
U.S.	3,141	0.5%	(190)	—	3,331	n/m

Reportable segment operating income	134,108	24.1%	130,243	25.5%	3,865	3.0%
Noncontrolling interests – restaurants consolidated under FIN 46R	460	0.1%	428	0.1%	32	7.5%
Corporate charges (1)	(12,718)	(2.3)%	(13,118)	(2.6)%	400	(3.0)%

Consolidated operating income	$121,850	21.9%	$117,553	23.0%	$4,297	3.7%

n/m– The comparison is not meaningful.

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from international operations (discussed below).

	Year-to-date period ended				Change from year-to-date period 2008
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$246,343	23.2%	$236,968	24.4%	$9,375	4.0%
U.S.	2,577	0.2%	(3,069)	(0.3)%	5,646	n/m

Reportable segment operating income	248,920	23.4%	233,899	24.1%	15,021	6.4%
Noncontrolling interests – restaurants consolidated under FIN 46R	857	0.1%	1,256	0.1%	(399)	(31.8)%
Corporate charges (1)	(23,034)	(2.2)%	(20,270)	(2.1)%	(2,764)	13.6%

Consolidated operating income	$226,743	21.3%	$214,885	22.1%	$11,858	5.5%

n/m– The comparison is not meaningful.

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from international operations (discussed below).

Reportable segment operating income increased $3.9 million, or 3.0%, in the second quarter of 2009 compared to the second quarter of 2008, of which our U.S. segment provided the majority of the growth. In Canada, we continued to increase operating income. Our reportable segment operating income as a percentage of revenues decreased 1.4% to 24.1%.

On a year-to-date basis, reportable segment operating income was $248.9 million and $233.9 million in 2009 and 2008, respectively, representing an increase of $15.0 million, or 6.4%. While both our Canadian and U.S. segments contributed to this growth, our U.S. segment performed exceptionally well, reversing the prior-year loss and contributing positively on a year-to-date basis in 2009.

Canada

Operating income in our Canadian segment for the second quarter of 2009 was $131.0 million, increasing by $0.5 million over the comparable period in 2008. Growth during the quarter was driven primarily by higher systemwide sales, which increased our rents and royalties and distribution income. Also contributing to operating income growth was an increase in distribution income associated with new products being managed through our supply chain. Lower income associated with franchise sales, including renovations, resales and replacements negatively impacted operating income. In addition, our operating income growth was impacted during the quarter by higher commodity costs, which offset in part our distribution income growth and reduced equity income associated with our bakery joint-venture.

For the first half of 2009, our Canadian segment operating income was $246.3 million compared to $237.0 million. The same factors influencing our second quarter growth were prevalent for the year-to-date period as well.

Canadian systemwide sales grew during the second quarter of 2009 due to the net addition of 88 restaurants since the second quarter of 2008 and same-store sales growth of 1.7% at existing restaurants. Same-store sales increased progressively throughout the quarter, compared to a strong growth rate of 5.7% in the second quarter of 2008. Active menu initiatives and promotions resulted in transaction growth in the quarter. Minimal levels of previous price increases remaining in the system helped offset the impact of product mix shifts and promotions on average cheque, which increased slightly. As a result, the Canadian segment overcame general economic weakness and the impact of the timing reversal of Easter during the quarter, which negatively impacted same-store sales by approximately 0.4%. On a year-to-date basis, same-store sales growth was 2.5%. We currently expect to meet our 2009 same-store sales growth rate of 3% to 5%.

Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs and changes in commodity costs. We typically expect price increases in one or more markets throughout a given year, however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing.

In the second quarter of 2009, we opened 15 restaurants in Canada and closed six, compared to opening 23 restaurants and closing 11 in the second quarter of 2008. On a year-to-date basis, we opened 35 restaurants and closed 13 in 2009 compared to opening 45 and closing 17 in the preceding year.

During the second quarter, we extended our successful Cold Stone Creamery® co-branding initiative to Canada with the opening of six co-branded locations in Ontario and have subsequently initiated plans to open an additional six locations in other Canadian markets this year.

U.S.

We continued our positive momentum in the development and growth of our U.S. markets from the first quarter of 2009 by achieving operating income of $3.1 million in the second quarter of 2009 over a slight operating loss of $0.5 million in the first quarter of 2009. Our second quarter of 2009 operating income was a significant improvement from our second quarter of 2008 operating loss of $0.2 million. For the first half of 2009, our operating income for our U.S. segment was $2.6 million, increasing $5.6 million over the operating loss of $3.1 million in the first half of 2008.

Operating income growth during the second quarter of 2009 was driven by strong systemwide sales and continued same-store sales growth at existing locations, which benefited rents and royalties income. In addition, the U.S. segment benefited by approximately $1.2 million due to the closure of 11 Company-operated restaurants in southern New England and the related asset impairment charge taken in the fourth quarter of 2008. Additionally, fewer Company-operated restaurants, lower general and administrative expenses, contributions from vertical integration, and favourable foreign exchange also contributed positively to operating income. Partially offsetting these improvements was additional relief provided to certain franchisees. The increase in relief during the second quarter of 2009 was primarily related to either restaurants that were previously Company-operated restaurants and transitioned to the owner-operator model or those opened for less than twelve months. The same factors influencing our second quarter growth were prevalent throughout the year-to-date period as well.

U.S. systemwide sales grew during the second quarter of 2009 due to the net addition of 58 full-serve restaurants since the second quarter of 2008 and same-store sales growth of 3.3%. Same-store sales grew consistently throughout the quarter benefiting from a strong menu promotional program, minimal levels of previous price increases remaining in the system, and our co-branding initiative with Cold Stone Creamery. Co-branding had a significant impact on our quarterly same-store sales and our operating income during the quarter as we had a full quarter of operating results from our 15 co-branded locations that were opened in the first quarter of 2009. We have been pleased with the operating results thus far from our Cold Stone Creamery test, and continued to introduce an additional 24 co-branded locations throughout the second quarter bringing our total to 39 co-branded locations, most of which have been opened in Tim Hortons locations and as such are not included in our new restaurant opening counts. Partially offsetting these growth factors was the timing shift of Easter in the quarter, which negatively impacted same-store sales by approximately 0.7%. On a year-to-date basis, same-store sales growth was 3.3%.

During the second quarter of 2009, we opened 10 new restaurants and closed one compared to opening eight new restaurants and closing one in the second quarter of 2008. On a year-to-date basis, we have opened 18 new restaurants, including our first restaurant inside an existing Cold Stone Creamery location and closed two, which included the final restaurant in southern New England that was part of the 11 restaurants included in the restaurant closure charge recorded in the fourth quarter of 2008. Comparatively, we opened 11 restaurants and closed three in the first half of 2008.

Based on performance year-to-date, we currently expect we may exceed our 2009 targets of 0% to 2% same-store sales growth and may exceed our break-even operating income target in the U.S. We anticipate that our U.S. segment operating income will continue to show volatility, quarter-to-quarter, as we expand our new unit growth. Additionally, we anticipate that we will be broadening our Cold Stone Creamery test somewhat beyond the initial 50 Tim Hortons locations we had targeted.

For 2009, we have refined our restaurant development plan in the U.S., as previously mentioned, and continue to explore other complementary strategic development opportunities to grow the business, including our recent co-branding initiative. We believe that these adjustments to our U.S. business approach ultimately allow us to broaden brand awareness and convenience in a capital-efficient manner. These initiatives complement our core strategy of developing full-serve, standalone Tim Hortons locations. Subsequent to the quarter, we also complemented our core development strategy by expanding into New York City with a strategic alliance for non-standard development which included the opening of 12 franchised locations in key sites such as Penn Station, Times Square and Broadway and our intent to co-brand three existing Cold Stone Creamery locations in Manhattan. The New York City locations gave us an immediate and notable footprint in downtown Manhattan and helps us build out our presence and create brand awareness through non-standard formats. In addition, we believe our entry into this market created secondary benefits by giving us attention and brand recognition more broadly across other parts of the U.S.

We have also adapted our marketing and promotional activities to the challenging economic environment and related consumer circumstances. We have seen a significant amount of competitive discounting and couponing and, as a result, we have introduced targeted “combo” product programs at attractive price points, with the intent to reinforce our price/value position and enhance this message with U.S. and Canadian consumers in a tangible way. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our franchisees to communicate and interact with customers in a manner that responds to their current situation and the economic environment. We believe that these business refinements contributed to both our U.S. and Canadian second quarter and year-to-date sales performance, and will help, over time, to position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

Noncontrolling interests – Restaurants consolidated under FIN 46R

Our noncontrolling interests’ income before income tax pertains to restaurants that we consolidate under FIN 46R. In the second quarter of 2009, our noncontrolling interests’ income before income tax was $0.5 million, representing on average 118 restaurants as compared to $0.4 million in the second quarter of 2008 representing on average 121 restaurants. On a year-to-date basis, noncontrolling interests’ income before tax was $0.9 million in 2009 compared to $1.3 million in 2008, representing on average 118 restaurants during both periods. Over the past year we have had a gradual shift towards a greater proportion of U.S. restaurants consolidated under FIN 46R as a result of the progression of U.S. restaurants to an owner/operator model, versus Company-operated restaurants. These U.S. locations have historically had lower revenues and income than Canadian restaurants consolidated under FIN 46R.

Corporate charges

Corporate charges were $12.7 million in the second quarter of 2009, decreasing $0.4 million compared to $13.1 million in the second quarter of 2008. Lower corporate charges resulted from a restructuring charge incurred in the second quarter of 2008 relating to our management reorganization that did not recur in 2009, as well as lower 2009 stock-based compensation expenses. The impact of these factors more than offset the $2.7 million of professional advisory and filing fees pertaining to our proposed reorganization to a Canadian public company, mentioned earlier.

On a year-to-date basis, corporate charges were $23.0 million and $20.3 million for 2009 and 2008, respectively, representing an increase of approximately $2.7 million. Corporate charges increased year-over-year due to higher professional fees associated primarily with our proposed reorganization to a Canadian public company ($4.1 million), mentioned earlier, and the timing of certain other expenses, partially offset by a restructuring charge incurred in the second quarter of 2008 relating to a management reorganization, which did not recur in 2009.

Included in corporate charges is a nominal amount of operating income from our international operations in the Republic of Ireland and the United Kingdom for the second quarter and year-to-date period of 2009. This income is included in corporate charges because these operations were managed corporately during the first six months of 2009. As of June 28, 2009, we had 297 licensed locations, primarily operating under the “Tim Hortons” brand, in the Republic of Ireland and the United Kingdom (293 and 213 licensed locations as at December 28, 2008 and June 29, 2008, respectively), which are excluded from our restaurant counts. These licensed locations primarily operate using our self-serve kiosk model and feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. At present, the distribution of products through licensed locations with respect to these self-serve kiosks is not a material contributor to net income attributable to Tim Hortons Inc., although it does result in incremental distribution sales and royalty revenues. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s on September 29, 2006, as well as with respect to various post-separation matters. Of these agreements, only the tax sharing agreement governing certain tax matters between us and Wendy’s remains active.

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the second quarter and year-to-date periods of 2009 as compared to the same periods of 2008.

	Second quarter ended				Change from second quarter 2008
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$372,119	66.9%	$335,873	65.8%	$36,246	10.8%
Franchise revenues:
Rents and royalties (1)	164,679	29.6%	153,546	30.1%	11,133	7.3%
Franchise fees	19,287	3.5%	21,273	4.2%	(1,986)	(9.3)%

	183,966	33.1%	174,819	34.2%	9,147	5.2%

Total revenues	556,085	100.0%	510,692	100.0%	45,393	8.9%

Costs and expenses
Cost of sales	328,345	59.0%	293,101	57.4%	35,244	12.0%
Operating expenses	59,427	10.7%	54,622	10.7%	4,805	8.8%
Franchise fee costs	19,615	3.5%	19,908	3.9%	(293)	(1.5)%
General and administrative expenses	35,694	6.4%	36,124	7.1%	(430)	(1.2)%
Equity (income)	(8,694)	(1.6)%	(10,001)	(2.0)%	1,307	(13.1)%
Other (income), net	(152)	—	(615)	(0.1)%	463	n/m

Total costs and expenses, net	434,235	78.1%	393,139	77.0%	41,096	10.5%

Operating income	121,850	21.9%	117,553	23.0%	4,297	3.7%
Interest (expense)	(5,092)	(0.9)%	(5,969)	(1.2)%	877	(14.7)%
Interest income	230	—	1,073	0.2%	(843)	n/m

Income before income taxes	116,988	21.0%	112,657	22.1%	4,331	3.8%
Income taxes	38,784	7.0%	37,341	7.3%	1,443	3.9%

Net income	78,204	14.1%	75,316	14.7%	2,888	3.8%
Net income attributable to noncontrolling interests	444	0.1%	342	0.1%	102	29.8%

Net income attributable to Tim Hortons Inc.	$77,760	14.0%	$74,974	14.7%	$2,786	3.7%

n/m–	The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 118 and 121 restaurants on average in the second quarters of 2009 and 2008, respectively, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to FIN 46R) were:

	Second quarter ended
	June 28, 2009	June 29, 2008
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,217,911	$1,165,221
U.S. (in thousands of U.S. dollars)	$101,263	$86,495

	Year-to-date period ended				Change from year-to-date period 2008
	June 28, 2009	% of Revenues	June 29, 2008	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$711,738	66.9%	$642,379	66.2%	$69,359	10.8%
Franchise revenues:
Rents and royalties (1)	311,818	29.3%	289,426	29.8%	22,392	7.7%
Franchise fees	39,714	3.7%	39,204	4.0%	510	1.3%

	351,532	33.1%	328,630	33.8%	22,902	7.0%

Total revenues	1,063,270	100.0%	971,009	100.0%	92,261	9.5%

Costs and expenses
Cost of sales	628,296	59.1%	565,384	58.2%	62,912	11.1%
Operating expenses	116,533	11.0%	104,631	10.8%	11,902	11.4%
Franchise fee costs	39,393	3.7%	38,188	3.9%	1,205	3.2%
General and administrative expenses	69,170	6.5%	67,010	6.9%	2,160	3.2%
Equity (income)	(16,549)	(1.6)%	(17,363)	(1.8)%	814	(4.7)%
Other (income), net	(316)	—	(1,726)	(0.2)%	1,410	n/m

Total costs and expenses, net	836,527	78.7%	756,124	77.9%	80,403	10.6%

Operating income	226,743	21.3%	214,885	22.1%	11,858	5.5%
Interest (expense)	(10,549)	(1.0)%	(12,320)	(1.3)%	1,771	(14.4)%
Interest income	784	0.1%	3,063	0.3%	(2,279)	n/m

Income before income taxes	216,978	20.4%	205,628	21.2%	11,350	5.5%
Income taxes	72,045	6.8%	67,830	7.0%	4,215	6.2%

Net income	144,933	13.6%	137,798	14.2%	7,135	5.2%
Net income attributable to noncontrolling interests	734	0.1%	1,004	0.1%	(270)	(26.9)%

Net income attributable to Tim Hortons Inc.	$144,199	13.6%	$136,794	14.1%	$7,405	5.4%

n/m–	The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 118 restaurants on average in the year-to-date periods of 2009 and 2008, whose results of operations are consolidated with ours pursuant to FIN 46R. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to FIN 46R) were:

	Year-to-date period ended
	June 28, 2009	June 29, 2008
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$2,317,141	$2,197,573
U.S. (in thousands of U.S. dollars)	$192,652	$165,152

Revenues

Sales

Sales during the second quarter of 2009 were $372.1 million, representing an increase of $36.2 million, or 10.8%, over the second quarter of 2008, driven by higher distribution sales of $44.5 million and partially offset by lower sales from both Company-operated restaurants and restaurants consolidated under FIN 46R.

Sales increased approximately $69.4 million, or 10.8%, to $711.7 million for the year-to-date period ended June 28, 2009 driven by higher distribution sales of $83.2 million and partially offset by lower sales associated with Company-operated restaurants and restaurants consolidated under FIN 46R.

Distribution sales. Distribution sales for the second quarter of 2009 increased due to new products managed through our supply chain, and continued systemwide sales growth, along with product mix and higher commodity prices. In addition, foreign exchange contributed approximately $3.6 million, or 1.4%, to sales growth during the quarter. Sales related to new products managed through our supply chain represented approximately $20.8 million, while systemwide sales growth increased sales by approximately $8.9 million due to the higher number of system restaurants year-over-year and continued same-store sales growth. Product mix and pricing represented the remaining $11.2 million of sale growth, which related primarily to higher prices for coffee and other commodities due to higher underlying costs. In the second quarter, we did not pass on all of these cost increases in order to help support our franchisees business and our customers during these challenging economic times.

Distribution sales on a year-to-date basis increased due to new products managed through our supply chain, which contributed approximately $36.6 million, while product mix and pricing represented $24.4 million. Sales growth associated with higher systemwide sales contributed approximately $13.6 million and foreign exchange accounted for the remaining $8.6 million of distribution sales growth.

Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. We believe higher commodity costs will continue for the remainder of the year. Underlying product costs can also be impacted by currency changes, as was the case this quarter. Increases and decreases in product costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business although, as noted above, in the second quarter we did not pass on all cost increases. These changes may also impact margins as many of these products are typically priced based on a fixed-dollar mark-up and can create volatility quarter-over-quarter and year-over-year.

Company-operated restaurant sales. The Company operated, on average, 27 restaurants during the second quarter of 2009 generating sales of $6.6 million, compared to 60 restaurants, on average, generating sales of $11.1 million in the second quarter of 2008 for a decline of $4.5 million due primarily to the fewer number of restaurants year-over-year. We transitioned an additional 16 Company-operated restaurants to primarily operator agreements, mainly in the U.S., during the second quarter of 2009, ending the period with 20 Company-operated restaurants.

Company-operated restaurant sales were $12.7 million during the first half of 2009 representing, on average, 31 Company-operated restaurants, which were almost evenly split between Canada and the U.S. In comparison, sales were $22.7 million in the first half of 2008 representing, on average, 64 Company-operated restaurants, which were more heavily weighted towards U.S. restaurants. Our Company-operated restaurant count has been decreasing year-over-year as we focus on transitioning many of our Company-operated restaurants to either franchise or operator agreements. In addition, we closed 11 Company-operated restaurants in our southern New England markets in the fourth quarter of 2008 and early in the first quarter of 2009.

Restaurant sales consolidated under FIN 46R. The majority of restaurants that are consolidated under FIN 46R operate either solely under an operator agreement or are a franchisee participating in our U.S. franchise incentive program. Sales during the second quarter of 2009 were $32.9 million, compared to $36.6 million during the second quarter of 2008 for a decrease of $3.7 million. On average, 118 and 121 restaurants were consolidated under FIN 46R during these periods, respectively. Sales on a year-to-date basis were $63.1 million in 2009 compared to $66.8 million in 2008, representing, on average, 118 restaurants in both periods. Over the past year we have had a gradual shift towards a greater proportion of U.S. restaurants consolidated under FIN 46R as a result of the progression of U.S. restaurants to an owner/operator model versus Company-operated restaurants (noted above). These U.S. locations have historically had lower sales and income than Canadian restaurants consolidated under FIN 46R.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported sales by approximately 1.4% in the second quarter of 2009 compared to the value that would have been reported had there been no exchange rate movement during the second quarter of 2009. Foreign exchange had a favourable impact on sales of approximately 1.7% for the 2009 year-to-date period.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties during the second quarter of 2009 were $164.7 million compared to $153.5 million during the second quarter of 2008, representing an increase of $11.1 million or 7.3%. For the first half of 2009, revenues from rents and royalties increased $22.4 million, or 7.7%, to $311.8 million from first half of 2008 revenues of $289.4 million.

These growth rates were generally consistent with overall systemwide sales growth, partially offset in both the second quarter and year-to-date periods by additional relief provided to certain franchisees in U.S. markets. This increase in relief was primarily related to either restaurants that were previously operated as Company restaurants and transitioned to the owner-operator model or those opened for less than twelve months.

During both the second quarter and first half of 2009, both Canada and the U.S. contributed to our net growth in rents and royalties revenues largely in proportion to their overall share of systemwide sales, excluding the effect of foreign exchange translation. The addition of 147 new full-serve restaurants in the system year-over-year contributed approximately $7.0 million to our rents and royalties growth during the second quarter and $11.0 million year-to-date. Continued same-store sales growth provided $2.5 million of growth during the second quarter and $7.7 million year-to-date. Foreign exchange supplemented growth during the second quarter and first half of 2009 by approximately 1.0% and 1.2%, respectively (see below).

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fees were $19.3 million during the second quarter of 2009 compared to $21.3 million in the second quarter of 2008, representing a decrease of $2.0 million, or 9.3%. Lower franchise fees were a result of fewer resales and renovations, a change in mix towards lower revenue units, and a lower number of unit sales, primarily non-standard. In the U.S., we have a franchise incentive program (“FIP”) whereby revenues from the sale of equipment are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This FIP impacts the timing of revenue recognition of these U.S. franchise fees and contributed positively to revenues this quarter as a higher number of franchise sales were recognized.

On a year-to-date basis, franchise fees were $39.7 and $39.2 million for the first half of 2009 and 2008, respectively. Franchise fees increased slightly during 2009 as a higher number of U.S. franchise sales were recognized under the FIP, discussed above, partially offset by lower franchise fees due to a lower number of non-standard franchise sales, fewer renovations, and fewer resales and replacements.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported rents and royalties and franchise fee revenues in the second quarter of 2009 by approximately 1.0% and 4.9%, respectively, compared to the value that would have been reported had there been no exchange rate movement during the second quarter. On a year-to-date basis, the foreign exchange impact on rents and royalties and franchise fees was approximately 1.2% and 3.5%, respectively.

Total Costs and Expenses

Cost of Sales

Cost of sales during the second quarter of 2009 increased $35.2 million to $328.3 million compared to the second quarter of 2008, representing an increase of 12.0%. Distribution cost of sales increased by $42.2 million and was partially offset by lower cost of sales from Company-operated restaurants ($4.9 million) and restaurants consolidated under FIN 46R ($2.1 million). For the first half of 2009, cost of sales was $628.3 million compared to $565.4 million in the comparable period of the preceding year, increasing $62.9 million, or 11.1%. This increase resulted from higher distribution cost of sales of $74.4 million and were partially offset by lower cost of sales associated with Company-operated restaurants of $10.9 million and restaurants consolidated under FIN 46R of $0.6 million.

Distribution cost of sales. Cost of sales from our distribution business increased during the second quarter of 2009 by 16.9%, or $42.2 million over the second quarter of 2008. New products managed through our supply chain, and continued systemwide sales growth were the primary growth drivers for distribution costs along with product mix and higher underlying product costs and foreign currency fluctuations. Costs associated with sales of new product represented approximately $18.7 million, while changes in product mix and higher product costs represented $13.3 million of the increase. Systemwide sales growth increased costs by approximately $7.3 million due to the higher number of system restaurants year-over-year and continued same-store sales growth. Foreign exchange accounted for the remainder of cost of sales growth increase of $2.9 million.

For the first half of 2009, distribution cost of sales increased by $74.4 million, or 15.4%, over the first half of 2008. Costs associated with new products managed through our supply chain represented $32.4 million and changes in product mix and higher underlying product costs added $23.9 million. In addition, systemwide sales growth represented $11.2 million, while foreign exchange accounted for $6.9 million.

The rate of growth in distribution cost of sales in both the second quarter and first half of 2009 was higher than the corresponding rate of growth in distribution sales due primarily to higher product costs, including increases in underlying commodity costs such as coffee and sugar and the impact of foreign currency fluctuations, some of which were passed on to restaurants, but not in their entirety. We believe the increase in such costs will continue for the remainder of the year.

Distribution cost of sales represented 67.3% and 66.6% of our total costs and expenses, net, in the second quarter and first half of 2009, respectively, compared to 63.5% and 63.9% of our total costs and expenses, net, in the second quarter and first half of 2008, respectively, reflecting a shift in underlying product mix through the distribution business, primarily as a result of the new products being managed through our supply chain and the cost increases noted above.

Company-operated restaurant cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the second quarter and first half of 2009, cost of sales was $7.4 million and $15.2 million, respectively. Comparatively, cost of sales was $12.3 million and $26.1 million during the second quarter and first half of 2008 resulting in decreases of $4.9 million and $10.9 million respectively. Lower cost of sales during both of these periods in 2009 was the result of fewer Company-operated restaurants. On average, we operated 27 restaurants in the second quarter of 2009 compared to 60 restaurants in the second quarter of 2008 and operated, on average, 31 restaurants in the year-to-date period of 2009 compared to 64 restaurants in the year-to-date period of 2008.

Restaurant cost of sales consolidated under FIN 46R. Cost of sales during the second quarter of 2009 was $28.8 million, compared to $30.9 million during the second quarter of 2008 for a decline of $2.1 million. On average, 118 and 121 restaurants were consolidated under FIN 46R during these periods, respectively. On a year-to-date basis, cost of sales was $55.9 million in 2009 compared to $56.4 million in 2008, representing, on average, 118 restaurants in both periods and a decline $0.5 million. Over the past year, we have had a gradual shift towards a greater proportion of U.S. restaurants, which historically have lower costs per restaurant than Canadian restaurants, consolidated under FIN 46R.

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported cost of sales during the second quarter and first half of 2009 by approximately 1.4% and 1.7%, respectively.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $4.8 million, or 8.8%, to $59.4 million in the second quarter of 2009 from the second quarter of 2008. Rent expense increased year-over-year primarily as a result of 95 additional properties that were leased and then subleased to franchisees and higher percentage rent on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased to 2,790 in the second quarter of 2009 compared to 2,666 in the comparable period of 2008. In addition, foreign exchange translation (see below) resulted in higher operating expenses in the second quarter of 2009.

On a year-to-date basis, operating expenses were $116.5 million in 2009, increasing $11.9 million, or 11.4%, compared to $104.6 million in 2008. Rent expense increased year-over-year due to additional properties that were leased and then subleased to franchisees and higher percentage rent on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased over the comparable period of 2008. In addition, higher project and related support costs, such as salaries, property maintenance, and the timing of certain other expenses, and foreign exchange translation (see below) resulted in higher operating expenses in the first half of 2009.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the overall value of operating expenses by approximately 2.0% and 2.5% compared to the value that would have been reported had there been no exchange rate movement for the second quarter and year-to-date periods of 2009, respectively.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening. Franchise fee costs were $19.6 million in the second quarter of 2009 compared to $19.9 million in the second quarter of 2008. Lower franchise fee costs were a result of fewer resales and renovations, a change in mix towards lower cost units, a lower number of unit sales, primarily non-standard, and higher support costs. Almost entirely offsetting these lower costs was a higher number of U.S. franchise sales recognized under the FIP, resulting in recognition of associated costs.

On a year-to-date basis, franchise fee costs were $39.4 million and $38.2 million for the first half of 2009 and 2008, respectively. Franchisee fee costs increased by $1.2 million during 2009 as a higher number of U.S. franchise sales were recognized under the FIP resulting in recognition of associated costs, partially offset by lower franchise fee costs associated with a lower number of non-standard franchise sales, fewer renovations, and fewer resales and replacements.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of franchise fee costs by approximately 4.6% and 3.6% compared to the value that would have been reported had there been no exchange rate movement in the second quarter and year-to-date periods of 2009, respectively.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses were $35.7 million and $36.1 million for the second quarter of 2009 and 2008, respectively. Lower expenses during the quarter were the result of a $3.1 million restructuring charge related to management organization changes made in 2008 that did not recur in 2009 and lower stock-based compensation expenses. Partially offsetting these lower expenses were $2.7 million of professional advisory and filing fees associated with our proposed reorganization to a Canadian public company, mentioned earlier, and $0.7 million related to fluctuations in foreign exchange translation (see below).

On a year-to-date basis, general and administrative expenses increased $2.2 million, or 3.2%, in 2009 to $69.2 million from the year-to-date period of 2008. The primary factors increasing expenses year-over-year were professional advisory and filing fees associated with our proposed reorganization to a Canadian public company of $4.1 million and fluctuations in foreign exchange translation of $1.5 million. Partially offsetting these higher expenses were a $3.1 million restructuring charge related to management organization changes made in 2008 that did not recur in 2009 and lower 2009 stock-based compensation expenses.

In general, our objective is for general and administrative expense growth not to exceed revenue growth. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of general and administrative expenses by approximately 2.0% and 2.2% compared to the value that would have been reported had there been no exchange rate movement in the second quarter and year-to-date periods of 2009, respectively.

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

Equity income during the second quarter of 2009 was $8.7 million compared to $10.0 million in the second quarter of 2008, a $1.3 million decline. On a year-to-date basis, equity income was $16.5 million and $17.4 million in 2009 and 2008, respectively, a $0.9 million decline. Equity income was lower in both the quarter and year-to-date periods compared to 2008 due to higher commodity costs at our bakery joint venture. Additionally, in the second quarter of 2008 certain joint ventures benefited from items that did not recur in the second quarter of 2009.

As previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. For instance, our bakery joint venture provides bakery products which do not necessarily have the same growth rate as total systemwide sales. In both the second quarter and year-to-date periods of 2009, we have had some commodity costs increases that we have not passed on to our franchisees. This is one of the ways we are helping to support our franchisees during these challenging economic times. This affects the profitability of our bakery joint venture, and we expect it to continue to have an impact for the remainder of 2009. As well, our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add any new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the second quarter of 2009, other income, net, was $0.2 million versus $0.6 million in the second quarter of 2008. The decline year-over-year was primarily related to a gain on a 2008 property disposition that did no recur in 2009. Year-to-date, other income, net was $0.3 million and $1.7 million in 2009 and 2008, respectively. The $1.4 million net decrease year-to-date was primarily a result of higher foreign exchange gains in 2008 and a gain from a property disposition in 2008 that did not recur in 2009.

Other income and expenses, net, historically included the income associated with noncontrolling interests, which has not been significant in amount. We have implemented SFAS No. 160 resulting in a reclassification of noncontrolling interests to a separate line on the Condensed Consolidated Statement of Operations (see below). The amounts relating to noncontrolling interests for the prior periods have also been reclassified, in accordance with the accounting standard.

Interest Expense

Total interest expense, including interest on our credit facilities and capital leases, was $5.1 million in the second quarter of 2009 and $6.0 million in the second quarter of 2008, a decline of $0.9 million. On a year-to-date basis, interest expense was $10.5 million in 2009 compared to $12.3 million in 2008, a decline of $1.8 million. The decrease during both periods was primarily due to lower interest expense on our credit facilities due to a reduction in interest rates, partially offset by interest expense on additional capital leases.

Interest Income

Interest income was $0.2 million and $0.8 million in the second quarter and year-to-date periods of 2009, respectively. Comparatively, interest income was $1.1 million and $3.1 million in the second quarter and year-to-date periods of 2008. Reduced interest income year-over-year was related primarily to lower overall interest rates on cash and cash equivalents.

Income Taxes

The effective income tax rate for the second quarter ended June 28, 2009 was 33.2%, compared to 33.1% for the second quarter ended June 29, 2008. The effective income tax rate for the year-to-date periods ended June 28, 2009 and June 29, 2008 was 33.2% and 33.0%, respectively. The variance between periods is primarily explained by a valuation allowance on certain U.S. deferred tax assets, which increased the effective tax rate, and was substantially offset by lower Canadian statutory income and withholding tax rates.

As previously announced, we have proposed a corporate reorganization of our Company as a Canadian public company. In addition to operational and administrative benefits, this transaction would be expected to positively impact our effective tax rate commencing in 2010 by allowing us to continue to take advantage of the lower Canadian federal income tax rates and addressing certain adverse implications to us of the Fifth Protocol of the Canada-United States Income Tax Convention ratified in December of 2008. We expect to incur certain charges for discrete items, the majority of which would be non-cash tax charges, and transactional costs in the year of implementation. If the transaction is implemented in 2009, the impact of the non-cash charges would cause our 2009 tax rate to increase to between 37% and 39% (exceeding our 2009 targeted range of 32% to 34%) and the transaction costs could cause our 2009 operating income to fall below the targeted range. Completion of the transaction is subject to various conditions, including stockholder approval and our Board of Directors’ right in its sole discretion to defer or abandon the transaction before or after stockholder approval, and there can be no assurance that the reorganization will be completed. A special meeting of stockholders to vote on the reorganization transaction is expected to be held during the third quarter of 2009. Subject to stockholder approval, we intend to complete the proposed reorganization on or before the end of 2009. For a description of the proposed transaction and related information, including risks and uncertainties associated with the transaction, please refer to the registration statement on Form S-4, as amended, Registration No. 333-160286 (central index key: 0001467019) (“S-4”), filed with the SEC by Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act and a current wholly-owned subsidiary of the Company. The S-4 is available through the SEC’s website at www.sec.gov under our subsidiary’s filings, as well as at www.sedar.com, the website maintained by the Canadian Securities Administrators.

Net income attributable to noncontrolling interests

Effective for the first quarter of 2009, we adopted SFAS No. 160. The adoption of this standard required retroactive application (see Basis of Presentation—Application of Critical Accounting Policies). Net income attributable to noncontrolling interests relates to the minority interests arising from restaurants we consolidate in accordance with FIN 46R. In the second quarter of 2009, we consolidated on average 118 restaurants under FIN 46R as compared to 121 restaurants during the comparable period of 2008. Year-to-date, we consolidated on average 118 restaurants under FIN 46R during both 2009 and 2008. Over the past year, we have had a gradual shift towards a greater proportion of U.S. restaurants, which historically have had lower income than Canadian restaurants consolidated under FIN 46R and, consequently, lower net income attributable to these interests.

Comprehensive Income

In the second quarter of 2009, comprehensive income was $43.8 million compared to $70.5 million in the second quarter of 2008. Net income increased $2.9 million year-over-year, as discussed above. Other comprehensive income included a translation adjustment loss of $31.7 million and $4.8 million in the second quarter of 2009 and 2008, respectively. Translation adjustment losses arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The second quarter of 2009 other comprehensive income was lower as well due to $2.2 million related to cash flow hedges, net of taxes, as compared to an increase of $0.3 million from cash flow hedges in the second quarter of 2008.

Year-to-date, comprehensive income was $118.1 million and $147.5 million in 2009 and 2008, respectively. Net income increased $7.1 million, but was more than offset by a translation adjustment loss of $21.0 million in 2009 compared to a translation adjustment gain of $10.3 million in 2008. In addition, other comprehensive income was $5.2 million lower related to cash flow hedges, net of tax, in 2009, compared to an increase of $0.4 million in 2008.

The 2009 exchange rates were C$1.1542, C$1.2374 for U.S.$1.00 on June 28, 2009 and March 29, 2009, respectively. The 2008 exchange rates were C$1.2092, C$1.0106, and C$1.0215 for U.S.$1.00 on December 28, 2008, June 29, 2008, and March 30, 2008, respectively. The exchange rate on December 30, 2007 was C$0.9805 for U.S.$1.00.

XBRL Filing

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

As a result of the inherent limitations within both the 2008 taxonomies and rendering tools, we have identified discrepancies that could not be corrected, and, therefore our XBRL tagged financial statements and footnotes should be read in conjunction with our Condensed Consolidated Financial Statements contained within this Form 10-Q.

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

In the year-to-date period ended June 28, 2009, we generated $177.1 million of cash from operations, as compared to cash generated from operations of $121.3 million in the year-to-date period ended June 29, 2008, for a net increase of $55.8 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our revolving credit facilities, we believe, given current market conditions, access would be limited or at a spread that may not be attractive, but that the strength of our balance sheet, if we maintain our strong capital structure, would allow us to borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities and may take longer to fund in the current environment. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us.

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

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. In fiscal 2009, as previously announced, we expect to open 120 to 140 restaurants in Canada and 30 to 40 full-serve restaurants in the U.S., complemented by non-traditional locations. Our 2009 capital expenditures also includes approximately $30 million relating to the construction of a new coffee roasting facility in Hamilton, Ontario.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At June 28, 2009, we had approximately $394.9 million in term debt and capital leases included in long-term obligations on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our stockholders through a combination of our share repurchase program and dividends. Given the recent credit concerns in financial markets, currently, when investing our cash, we are more focused on capital preservation than yield.

As previously announced, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009, and we spent approximately $16.7 million to repurchase approximately 0.6 million shares under this program. As a result of our Board’s decision to approve a transaction to reorganize as a public Canadian company, as previously mentioned, subject to certain conditions, we have decided to defer additional purchases in the 2009 share repurchase program. Given the decision to defer the program, we do not expect to complete the full authorized amount of the share repurchase program. Following implementation of a new structure, if approved by stockholders, we plan to reevaluate our share purchase program in the context of our overall capital allocation activities.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities in the first half of 2009 was $177.1 million, representing an increase of $55.8 million from the first half of 2008. The increase was due primarily to a reduction in accounts receivable due to the collection of franchisee cash receipts that were deferred at year-end due to the timing of the statutory holidays, an increase in earnings, and higher depreciation.

Investing Activities. Net cash used in investing activities increased $10.7 million to $79.9 million in the first half of 2009 from $69.3 million in the first half of 2008 due to higher capital spending and other investing activities. Capital expenditures are typically the largest ongoing component of investing activities and represented primarily all of the increase year-over-year and are summarized as follows:

	Year-to-date period ended
	June 28, 2009	June 29, 2008
	(in millions)
Capital expenditures
New restaurants	$23.3	$42.2
Store replacements and renovations	20.4	16.9
New coffee roasting facility	12.9	—
Other capital needs	12.2	7.0

Total capital expenditures	$68.8	$66.1

New restaurant development spending decreased in 2009 due to a shift in restaurant mix and timing of spending in Canada and our focus on opening less capital-intensive restaurants in the U.S. Expenditures for other capital needs relate primarily to spending on an enterprise resource planning computer system implementation, and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	June 28, 2009	June 29, 2008
	(in millions)
Capital expenditures – new restaurants
Canada	$14.1	$29.9
U.S.	9.2	12.3

Total	$23.3	$42.2

Financing Activities. Financing activities used cash of $55.3 million in the first half of 2009 compared to $138.7 million used in the first half of 2008. In the first quarter of 2009, we repurchased $16.7 million of our shares of common stock and paid dividends of $36.3 million versus the first half of 2008 when we repurchased $100.3 million shares of our common stock and paid $33.3 million in dividends. We repurchased fewer shares year-over-year because our 2009 share repurchase program did not commence until March 2009 and was subsequently suspended, as previously announced, whereas our 2008 program was ongoing throughout the first half of 2008.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of June 28, 2009 and June 29, 2008, as that term is defined by the SEC.

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

Application of Critical Accounting Policies

The Condensed Consolidated Financial Statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under different conditions or from using different assumptions. However, management currently believes that any materially different amounts resulting from different conditions or changes in facts or circumstances are unlikely.

Other than the adoption of the new accounting standards, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended December 28, 2008. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for the year ended December 28, 2008.

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

Effective December 29, 2008, we adopted FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities (see Note 1 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”) which was issued to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not impact our Condensed Consolidated Financial Statements or note disclosure in 2009 year-to-date.

Effective June 15, 2009, we adopted SFAS No. 165—Subsequent Events (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement provides that: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Effective June 15, 2009, we adopted FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28—Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, adds an additional reconsideration event for determining whether an entity is a variable interest entity, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Standard is effective for annual reporting periods that begin after November 15, 2009. We are currently assessing the potential impact, if any, the adoption of SFAS No. 167 may have on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168—The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162, resulting in the GAAP hierarchy being modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, SFAS No. 168 replaces Statement 162 to indicate this change to the GAAP hierarchy. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the potential impact, if any, the adoption of SFAS No. 168 and the Codification may have on the preparation and presentation of our Condensed Consolidated Financial Statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 42 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	The Company will be completing the implementation of its integrated financial system for the reporting and processing of financial data across departmental and operational areas in August 2009. With the completion of this implementation, the Company will have changes in its internal controls over financial reporting in subsequent fiscal quarters.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)		(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #4 (March 30, 2009 — May 3, 2009)	—		$—	—	$183,304,864
Monthly Period #5 (May 4, 2009 — May 31, 2009)	32,629	(5)	$28.94	—	$183,304,864
Monthly Period #6 (June 1, 2009 — June 28, 2009)	—		$—	—	$183,304,864

Total	32,629		$28.94	—	$183,304,864

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and will end March 1, 2010 or sooner if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements. Purchases will be made under the repurchase program at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations. As a result of the Board’s decision to approve a transaction to reorganize our U.S. parent company as a Canadian public company, subject to the satisfaction of various conditions, the Company has decided to suspend future purchases in this year’s share repurchase program. Given the decision to cease purchases under the program, we do not expect to complete the full authorized amount of the 2009 share repurchase program. Following implementation of a new corporate structure, if approved by stockholders and the other conditions are satisfied, the Company plans to reevaluate its share purchase program in the context of its overall capital allocation activities post-reorganization.

(5)

In May 2009, Computershare Trust Company of Canada (the “Trustee”), on behalf of The TDL RSU Plan Trust (the “Trust”), purchased 24,625 shares on the TSX through a broker, the same broker utilized for our publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement (after vesting at a future date) of restricted stock units awarded in May 2009 to most of our eligible Canadian employees under our 2006 Stock Incentive Plan, as amended and restated from time to time (the “Plan”), upon settlement. As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by The TDL Group Corp. (“TDL”), a Canadian subsidiary of ours, to distribute shares to Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at the direction of TDL, the Trustee may acquire additional shares of our stock with such cash in order to pay trust expenses, obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units, or acquire additional shares to fix the cash cost of future grants. In addition, on May 15, 2009, the Trustee as an agent of ours, also using the same broker utilized for our publicly announced share repurchase program, purchased 8,004 shares on the open market, to settle, after provision for payment of the employees’ minimum statutory withholding tax requirements, our RSU settlement obligation to certain employees.

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

Corporate Structure

We previously announced that our Board of Directors approved the potential reorganization of the Company as a Canadian public company, subject to various conditions and our Board’s ability to terminate such transaction if it is determined to not be in the best interest of our shareholders. On August 5, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tim Hortons Inc. (“New THI”), a company incorporated under the Canada Business Corporations Act and a wholly-owned subsidiary of the Company and THI Mergeco Inc. (“THI Mergeco”), a Delaware corporation and a wholly-owned subsidiary of New THI, pursuant to which THI Mergeco will merge with and into the Company (the “Merger”), with THI USA surviving the merger as a wholly-owned subsidiary of New THI, and whereby each issued and outstanding share of common stock of the Company will be converted into one New THI common share. Upon completion of the Merger, New THI and its subsidiaries will own and continue to conduct the business that the Company and its subsidiaries currently conduct, in substantially the same manner. The Merger is currently subject to various conditions, including stockholder approval and our Board of Directors’ right in its sole discretion to defer or abandon the Merger prior to closing. In addition to operational and administrative benefits, this proposed reorganization would be expected to positively impact our effective tax rate commencing in 2010 by allowing us to continue to take advantage of the lower Canadian federal income tax rate and addressing certain adverse implications on us of the Fifth Protocol of the Canada-United States Income Tax Convention ratified in December of 2008. We would expect to incur certain charges for discrete items, the majority of which would be non-cash tax charges, and transactional costs in the year of implementation. If the transaction is implemented in 2009, the impact of the non-cash charges would result in our 2009 tax rate increasing to between 37% to 39% (exceeding the targeted range of 32% to 34% for 2009), and the transaction costs could cause our actual operating income results to fall below our 2009 operating income target.

For a description of the proposed transaction and related information, including risks and uncertainties associated with the transaction, please refer the registration statement on Form S-4, as amended, Registration No. 333-160286 (central index key: 0001467019) (“S-4”), filed with the SEC by New THI. The S-4 is available through the SEC’s website at www.sec.gov under our subsidiary’s filings as well as at www.sedar.com, the website maintained by the Canadian Securities Administrators.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 49.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 6, 2009	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3(a)	Amended and Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3.1 of Form S-1/A, File No. 333-130035, filed on February 27, 2006

3(b)	Certificate of Designations, incorporated herein by reference to Exhibit 4.2 of Form S-1/A, File No. 333-130035, filed on March 13, 2006

3(c)	Second Amended and Restated By-laws, incorporated herein by reference from Exhibit 3(ii) of Form 10-Q for the quarter ended September 28, 2008 filed on November 7, 2008

4	Rights Agreement between the Company and Computershare Investor Services, LLC, incorporated herein by reference from Exhibit 4.1 of Form S-1/A, File No. 333-130035, filed on March 1, 2006

10(a)*	Form of Nonqualified Stock Option Award Agreement (2009 Award)

10(b)*	Form of Restricted Stock Unit Award Agreement (2009 Award)

31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	All Exhibits are attached hereto

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”