Form 10-Q
period 2009-09-27
Tim Hortons Inc.
filed 2009-11-05
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32843

TIM HORTONS INC.

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

874 Sinclair Road, Oakville, ON, Canada	L6K 2Y1
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2009
Common shares, without par value	180,996,877 shares

Exhibit Index on page 52.

TIM HORTONS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenues
Sales	$373,035	$333,581	$1,084,773	$975,960
Franchise revenues:
Rents and royalties	166,914	155,214	478,732	444,640
Franchise fees	23,605	20,200	63,319	59,404

	190,519	175,414	542,051	504,044

Total revenues	563,554	508,995	1,626,824	1,480,004

Costs and expenses
Cost of sales	327,923	293,056	956,219	858,440
Operating expenses	59,053	53,596	175,586	158,227
Franchise fee costs	21,754	19,840	61,147	58,028
General and administrative expenses	35,363	29,986	104,533	96,996
Equity (income)	(9,415)	(9,429)	(25,964)	(26,792)
Other (income), net	(359)	(664)	(675)	(2,390)

Total costs and expenses, net	434,319	386,385	1,270,846	1,142,509

Operating income	129,235	122,610	355,978	337,495
Interest (expense)	(5,068)	(6,288)	(15,617)	(18,608)
Interest income	272	957	1,056	4,020

Income before income taxes	124,439	117,279	341,417	322,907
Income taxes (note 2)	62,873	38,092	134,918	105,922

Net income	61,566	79,187	206,499	216,985
Net income attributable to noncontrolling interests	387	430	1,121	1,434

Net income attributable to Tim Hortons Inc.	$61,179	$78,757	$205,378	$215,551

Basic earnings per share of common stock attributable to Tim Hortons Inc. (note 3)	$0.34	$0.43	$1.14	$1.17

Diluted earnings per share of common stock attributable to Tim Hortons Inc. (note 3)	$0.34	$0.43	$1.13	1.17

Weighted average number of shares of common stock outstanding — Basic (in thousands) (note 3)	180,681	182,431	180,878	184,735

Weighted average number of shares of common stock outstanding — Diluted (in thousands) (note 3)	180,864	182,662	181,076	185,013

Dividend per share of common stock	$0.10	$0.09	$0.30	$0.27

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)

(in thousands of Canadian dollars)

	As at
	September 27, 2009	December 28, 2008
Assets
Current assets
Cash and cash equivalents	$213,745	$101,636
Restricted cash and cash equivalents	13,534	62,329
Restricted investments	20,152	—
Accounts receivable, net	159,016	159,505
Notes receivable, net	27,457	22,615
Deferred income taxes	11,596	19,760
Inventories and other, net (note 4)	60,916	71,505
Advertising fund restricted assets (note 5)	23,173	27,684

Total current assets	529,589	465,034
Property and equipment, net	1,330,941	1,332,852
Notes receivable, net	13,503	17,645
Deferred income taxes	8,517	29,285
Intangible assets, net	2,202	2,606
Equity investments	126,159	132,364
Other assets	16,677	12,841

Total assets	$2,027,588	$1,992,627

Liabilities and Equity
Current liabilities
Accounts payable (note 6)	$152,302	$157,210
Accrued liabilities:
Salaries and wages	14,474	18,492
Taxes	32,681	25,605
Other (note 6)	70,821	110,518
Advertising fund restricted liabilities (note 5)	40,255	47,544
Current portion of long-term obligations	7,795	6,691

Total current liabilities	318,328	366,060

Long-term obligations
Term debt	334,155	332,506
Advertising fund restricted debt (note 5)	2,092	6,929
Capital leases	61,759	59,052
Deferred income taxes	5,635	13,604
Other long-term liabilities	77,553	72,467

Total long-term obligations	481,194	484,558

Commitments and contingencies (note 7)
Equity
Equity of Tim Hortons Inc.
Common stock (US$0.001 par value per share), Authorized: 1,000,000,000 shares, Issued: 193,302,977 shares	289	289
Capital in excess of par value	928,780	929,102
Treasury stock, at cost: 12,306,100 and 11,754,201 shares, respectively (note 8)	(415,751)	(399,314)
Common stock held in trust, at cost: 316,129 and 358,186 shares, respectively	(10,712)	(12,287)
Retained earnings	828,345	677,550
Accumulated other comprehensive loss	(104,451)	(54,936)

Total equity of Tim Hortons Inc.	1,226,500	1,140,404
Noncontrolling interests	1,566	1,605

Total equity	1,228,066	1,142,009

Total liabilities and equity	$2,027,588	$1,992,627

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	September 27, 2009	September 28, 2008
Cash flows provided from (used in) operating activities
Net income	$206,499	$216,985
Net income attributable to noncontrolling interests	(1,121)	(1,434)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,605	66,811
Stock-based compensation expense	6,801	7,909
Equity income, net of cash dividends	7,204	3,782
Deferred income taxes	18,725	(3,034)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	48,447	30,094
Accounts and notes receivable	(1,292)	(12,483)
Inventories and other	8,985	2,748
Accounts payable and accrued liabilities	(40,662)	(77,920)
Other, net	6,694	11,368

Net cash provided from operating activities	334,885	244,826

Cash flows (used in) provided from investing activities
Capital expenditures	(111,382)	(112,060)
Purchase of restricted investments	(20,136)	(11,959)
Principal payments on notes receivable	2,263	2,563
Other investing activities	(14,991)	(8,979)

Net cash used in investing activities	(144,246)	(130,435)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	(16,701)	(149,770)
Purchase of common stock held in trust	(713)	(3,842)
Dividend payments	(54,583)	(49,748)
Purchase of common stock for settlement of restricted stock units	(232)	(226)
Proceeds from issuance of debt, net of issuance costs	2,707	2,068
Principal payments on other long-term debt obligations	(3,893)	(4,897)

Net cash used in financing activities	(73,415)	(206,415)

Effect of exchange rate changes on cash	(5,115)	2,036

Increase (decrease) in cash and cash equivalents	112,109	(89,988)
Cash and cash equivalents at beginning of period	101,636	157,602

Cash and cash equivalents at end of period	$213,745	$67,614

Supplemental disclosures of cash flow information:
Interest paid	$14,790	$17,630
Income taxes paid	$108,016	$117,567
Non-cash investing and financing activities:
Capital lease obligations incurred	$6,422	$10,518

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended September 27, 2009	Year ended December 28, 2008
Common stock
Balance at beginning and end of period	$289	$289

Capital in excess of par value
Balance at beginning of period	$929,102	$931,084
Stock-based compensation	(322)	(1,982)

Balance at end of period	$928,780	$929,102

Treasury stock
Balance at beginning of period	$(399,314)	$(235,155)
Purchased during the period (note 8)	(16,701)	(165,258)
Reissued during the period	264	1,099

Balance at end of period	$(415,751)	$(399,314)

Common stock held in trust
Balance at beginning of period	$(12,287)	$(14,628)
Purchased during the period	(713)	(3,842)
Disbursed or sold from Trust during the period	2,288	6,183

Balance at end of period	$(10,712)	$(12,287)

Retained earnings
Balance at beginning of period	$677,550	$458,958
Net income attributable to Tim Hortons Inc.	205,378	284,678
Dividends	(54,583)	(66,086)

Balance at end of period	$828,345	$677,550

Accumulated other comprehensive (loss) income
Balance at beginning of period	$(54,936)	$(138,465)
Other comprehensive (loss) income (note 10)	(49,515)	83,529

Balance at end of period	$(104,451)	$(54,936)

Total equity of Tim Hortons Inc.	$1,226,500	$1,140,404

Noncontrolling interests
Balance at beginning of period	$1,605	$2,361
Net income attributable to noncontrolling interests	1,121	2,217
Distributions and other to noncontrolling interests	(1,160)	(2,973)

Balance at end of period	$1,566	$1,605

Total equity	$1,228,066	$1,142,009

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF SHARES OF COMMON STOCK OF TIM HORTONS INC.

(Unaudited)

(in thousands of shares of common stock)

	Year-to-date period ended September 27, 2009	Year ended December 28, 2008
Common stock
Balance at beginning and end of period	193,303	193,303

Treasury stock
Balance at beginning of period	(11,754)	(6,750)
Purchased during the period (note 8)	(560)	(5,036)
Reissued during the period	8	32

Balance at end of period	(12,306)	(11,754)

Common stock held in trust
Balance at beginning of period	(358)	(421)
Purchased during the period	(25)	(116)
Disbursed or sold from Trust during the period	67	179

Balance at end of period	(316)	(358)

Common stock issued and outstanding	180,681	181,191

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 MANAGEMENT STATEMENT AND BASIS OF PRESENTATION

Tim Hortons Inc. was a Delaware corporation (together with its subsidiaries, collectively referred to herein as the “Company”) and, prior to March 29, 2006, was a wholly-owned subsidiary of Wendy’s International, Inc. (together with its subsidiaries, collectively referred to herein as “Wendy’s”). At 12:00 a.m. on September 28, 2009, Tim Hortons Inc. effected a merger that resulted in the conversion of existing common stock of the Company, US$0.001 par value per share, into an equal number of common shares, without par value, in a new Canadian public company, also named Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act. The new Canadian public company and its subsidiaries continue to conduct the business previously conducted by the Delaware corporation and its subsidiaries in substantially the same manner (see Note 14). As this periodic report relates to the third quarter of 2009 and the reorganization was not effective until the commencement of the fourth quarter of 2009, as used in these Notes to the Condensed Consolidated Financial Statements, the “Company” continues to mean the Delaware public company and its subsidiaries.

The Company’s principal business is the development and franchising, and, to a minimal extent, the operation of quick-service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of September 27, 2009, the Company and its franchisees operated 2,971 restaurants in Canada (99.4% franchised) and 556 restaurants in the United States (“U.S.”) (99.1% franchised) under the name “Tim Hortons®.” In addition, the Company had 292 licensed locations in the Republic of Ireland and the United Kingdom as of September 27, 2009.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of September 27, 2009 and December 28, 2008, and the condensed consolidated results of operations, comprehensive income (see Note 10) and cash flows for the quarters and year-to-date periods ended September 27, 2009 and September 28, 2008. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2008 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009. The December 28, 2008 Condensed Consolidated Balance Sheet included herein was derived from the same audited 2008 Consolidated Financial Statements, except as discussed below, but does not include all disclosures required by U.S. GAAP.

During the third quarter of 2009, the Company implemented a new integrated computer system and, in connection with this implementation, the Company changed its inventory valuation method from first-in-first-out to moving average. The Company determined that the moving average inventory valuation method is a preferable method because it improves the overall accuracy and efficiency of the Company’s accounting for inventory. The impact of this change was not significant to all periods presented on both the Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), now known as FASB Accounting Standards Codification (“ASC”) 105—Generally Accepted Accounting Principles (“ASC 105”). The FASB Accounting Standards CodificationTM (“Codification”) has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification now supersedes all previous existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. As a result, these changes will have an impact on how companies reference GAAP in their financial statements. The Company has adopted this new accounting standard in this quarterly report by providing references to the Codification topics alongside references to the pre-Codification standards.

Evaluation of subsequent events

In accordance with ASC 855—Subsequent Events (formerly SFAS No. 165—Subsequent Events), the Company has evaluated events subsequent to September 27, 2009 and those up to, and including November 5, 2009, which corresponds with the date these Condensed Consolidated Financial Statements were issued (see Note 14).

Restricted cash and cash equivalents and restricted investments

Amounts presented as restricted cash and cash equivalents and restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s TimCard® cash card program. The combined balances as of September 27, 2009 and December 28, 2008 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents and restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in Note 6.

From time to time, the Company invests some of these funds, for periods in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. The carrying amount of the restricted investments approximates fair value due to the short-term nature of the investments. All restricted investments mature between February and August 2010.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Variable interest entities

The Company enters into lease arrangements with certain operators who are not required to invest a significant amount of capital. Because the legal entity within which such an operator operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined in the Master Glossary of the FASB Codification and according to the provisions in ASC 810—Consolidation (“ASC 810”) (formerly FASB Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)). Based on management’s review of the financial statements it receives from these operators, the projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by ASC 810, of these VIEs. Accordingly, the Company has consolidated, on average, 124 and 120 restaurants during the third quarter and year-to-date periods ended September 27, 2009, or approximately 3.5% and 3.4% of the Company’s total systemwide restaurants, during these periods, respectively. Comparatively, the Company consolidated, on average 118 restaurants during both the third quarter and year-to-date periods ended September 28, 2008, or approximately 3.6% of the Company’s total systemwide restaurants during both these periods. Net income attributable to noncontrolling interests is presented on the Condensed Consolidated Statement of Operations and Noncontrolling interests are presented in the Equity section of the Condensed Consolidated Balance Sheet.

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

The Company has no equity interest in any of its franchisees. None of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The only significant exposure to the Company in connection with these VIEs relates to the collection of amounts due to the Company, which are collected weekly. The agreements governing the license arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

In connection with restricted stock unit awards granted to Company employees, the Company established a Trust that purchases and retains shares of the Company’s common stock to satisfy the Company’s contractual obligation to deliver stock to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held by the Trust has been accounted for as a reduction in outstanding shares of common stock, and the Trust has been consolidated in accordance with ASC 810 (formerly FIN 46R) since the Company is the primary beneficiary.

Accounting changes – new accounting standards

Effective December 29, 2008, the Company adopted ASC 820-10-65—Fair Value Measurements and Disclosures—Overall— Transition and Open Effective Date Information (“ASC 820-10-65”) (formerly FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”)), which amended SFAS No. 157—Fair Value Measurements (“SFAS No. 157”) by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this standard has resulted in additional disclosure in this Form 10-Q (see Note 12).

Effective December 29, 2008, the Company adopted provisions within ASC 810—Consolidation related to non-controlling interests (formerly SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”)). This Statement amended Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) and established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends ASC 260—Earnings Per Share (“ASC 260”) (formerly FASB Statement No. 128—Earnings per Share (“SFAS No. 128”)), with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The adoption of provisions within ASC 810 (formerly SFAS No. 160) has resulted in a number of changes to the presentation of the Company’s Condensed Consolidated Financial Statements and associated note disclosure, which have been retrospectively applied for previously reported periods in accordance with the standard. The Condensed Consolidated Statement of Operations has been modified to present Net income attributable to noncontrolling interests as a separate line item, whereas this was previously included in Other (income) expense, net. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Equity have been modified to present the equity associated with noncontrolling interests as a separate line item within Total equity, whereas previously this was included in Other long-term liabilities. In addition, the Company has also modified its segment reporting disclosure (see Note 11) in accordance with ASC 280—Segment Reporting (“ASC 280”) (formerly SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information) to present noncontrolling interests information as a reconciling item to the applicable Condensed Consolidated Financial Statement line item. Noncontrolling interests for the Company relate only to certain non-owned restaurants that the Company is required to consolidate under ASC 810 (formerly FIN 46R).

Effective December 29, 2008, the Company adopted provisions within ASC 815—Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”)). This standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 (formerly SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”)) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard has resulted in additional disclosure in this Form 10-Q (see Note 12).

Effective December 29, 2008, the Company adopted provisions within ASC 815 (formerly FASB Staff Position (“FSP”) No. FAS 133-1) and ASC 460—Guarantees (formerly FIN 45-4—Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161) to require additional disclosure by sellers of certain derivatives, including credit derivatives embedded in a hybrid instrument and requires additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the FASB’s intent about the effective date of SFAS No. 161. The adoption of this standard has resulted in additional disclosure in this Form 10-Q (see Note 7).

Effective December 29, 2008, the Company adopted provisions within ASC 860—Transfers and Servicing (“ASC 860”) and ASC 810 (formerly FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities). This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends ASC 810 (formerly FIN 46R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The adoption of this standard has resulted in additional disclosure in this Form 10-Q (see above).

Effective December 29, 2008, the Company adopted provisions within ASC 323—Investments—Equity Method and Joint Ventures (“ASC 323”) (formerly Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”)), which was issued to clarify the accounting for certain transactions and impairment considerations involving equity-method investments. The adoption of ASC 323 (formerly EITF 08-6) did not impact the Company’s Condensed Consolidated Financial Statements or associated note disclosure in 2009 year-to-date.

Effective June 15, 2009, the Company adopted ASC 855 (formerly SFAS No. 165—Subsequent Events (“SFAS No. 165”)) which resulted in additional disclosure in this Form 10-Q (see above). The objective of ASC 855 (formerly SFAS No. 165) is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement provides that: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Effective June 15, 2009, the Company adopted ASC 825-10-65—Financial Instruments—Overall—Transition and Open Effective Date Information (“ASC 825-10-65”) and ASC 270-10-05—Interim Reporting—Overall—Overview and Background (“ASC 270-10-05”) (formerly FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments (“FSP”)), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28—Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods. The adoption of this standard resulted in additional disclosure in this Form 10-Q (see Note 12).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 2 INCOME TAXES

The effective tax rate was 50.5% and 32.5% for the third quarters ended September 27, 2009 and September 28, 2008, respectively. The effective tax rate for the year-to-date periods ended September 27, 2009 and September 28, 2008 was 39.5% and 32.8%, respectively. The variance between periods is substantially explained by the tax impacts of the completion of the public company merger on September 28, 2009, as approved by the Company’s stockholders on September 22, 2009, and the subsequent reorganization of the Company and its subsidiaries (collectively, the “Reorganization”). The stockholders approval was considered a triggering event for purposes of recording discrete items associated with the Reorganization. The discrete items resulting from the Reorganization that contributed to the increase in the third quarter and year-to-date 2009 effective tax rates included: a non-cash valuation allowance relating to the uncertainty of realizing $18.7 million of deferred tax assets associated with the U.S. operations, U.S. withholding tax expense of $7.8 million, and other tax charges of $4.8 million resulting from the Reorganization. These expenses were offset by the reversal of $11.4 million of previously accrued Canadian withholding taxes.

NOTE 3 NET INCOME PER SHARE OF COMMON STOCK ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per share of common stock attributable to Tim Hortons Inc. are computed by dividing net income attributable to Tim Hortons Inc.’s common stockholders by the weighted average number of shares of common stock outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units and stock options with tandem stock appreciation rights (“SARs”), as prescribed in ASC 260 (formerly SFAS No. 128) , as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to additional paid-in capital assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. Stock options granted in 2008 and 2009 were anti-dilutive for the third quarter and year-to-date periods ended September 27, 2009 and September 28, 2008, respectively, and therefore were excluded from the calculation of earnings per share of common stock attributable to Tim Hortons Inc.

The computations of basic and diluted earnings per share of common stock attributable to Tim Hortons Inc. are shown below:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per share of common stock attributable to Tim Hortons Inc.	$61,179	$78,757	$205,378	$215,551

Weighted average shares outstanding for computation of basic earnings per share of common stock attributable to Tim Hortons Inc. (in thousands)	180,681	182,431	180,878	184,735
Dilutive restricted stock units (in thousands)	183	231	198	278

Weighted average shares outstanding for computation of diluted earnings per share of common stock attributable to Tim Hortons Inc. (in thousands)	180,864	182,662	181,076	185,013

Basic earnings per share of common stock attributable to Tim Hortons Inc.	$0.34	$0.43	$1.14	$1.17

Diluted earnings per share of common stock attributable to Tim Hortons Inc.	$0.34	$0.43	$1.13	$1.17

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 INVENTORIES AND OTHER, NET

Inventories (which are comprised primarily of finished goods) and other, net include the following as at September 27, 2009 and December 28, 2008:

	September 27, 2009	December 28, 2008
Inventories – finished goods	$48,403	$43,252
Inventory obsolescence provision	(1,219)	(873)

Inventories, net	47,184	42,379
Prepaids and other	13,732	29,126

Total inventories and other, net	$60,916	$71,505

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUND

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with ASC 952—Franchisors (formerly SFAS No. 45—Accounting for Franchisee Fee Revenue), the revenue, expenses and cash flows of the advertising funds are generally not included in the Company’s Condensed Consolidated Statement of Operations or Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company generally acts, in substance, as an agent with regard to these contributions. The assets held by these advertising funds are considered restricted. These current restricted assets, current restricted liabilities and advertising fund restricted collateralized long-term debt are identified on the Company’s Condensed Consolidated Balance Sheet. In addition, at September 27, 2009 and December 28, 2008, Property and equipment, net, included $20.8 million and $26.8 million, respectively, of advertising fund property and equipment, and Deferred income taxes – long-term included $1.6 million and nil, respectively, of advertising fund deferred income taxes.

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are the following obligations as at September 27, 2009 and December 28, 2008:

	September 27, 2009	December 28, 2008
Accounts payable	$130,103	$138,704
Construction holdbacks and accruals	22,199	18,506

	$152,302	$157,210

Included within Accrued liabilities, Other are the following obligations as at September 27, 2009 and December 28, 2008:

	September 27, 2009	December 28, 2008
Gift certificate obligations	$9,043	$12,960
Cash card obligations	35,362	62,882
Other accrued liabilities	26,416	34,676

	$70,821	$110,518

Accrued liabilities, Other include accrued rent expense, deposits, and various equipment and other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $0.6 million and $0.7 million as at September 27, 2009 and December 28, 2008, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also the guarantor on $9.2 million as at September 27, 2009 and $8.7 million as at December 28, 2008 in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of September 27, 2009. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

Purchases were approved to be made under the 2009 repurchase program at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations, as well as under automatic trading plan, or 10b5-1 provisions. The Company purchased approximately 0.6 million of common stock for a total cost of $16.7 million under this program in March 2009. Thereafter, the Company decided to defer further purchases under the 2009 share repurchase program until it could undertake a complete review of its capital allocation activities post-reorganization as a Canadian public company (see Note 14).

In the year-to-date period ended September 28, 2008, the Company purchased approximately 4.5 million shares of common stock for a total cost of $149.8 million under the Company’s 2007-2008 repurchase program, which expired in October 2008.

NOTE 9 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Restricted stock units	$1,552	$1,871	$4,476	$6,857
Stock options and tandem SARs	599	154	1,322	538
Deferred stock units	572	334	1,003	514

Total stock-based compensation expense	$2,723	$2,359	$6,801	$7,909

In addition, a gain of approximately $0.5 million and $0.3 million was recorded during both the third quarter of 2009 and 2008, respectively (nil year-to-date 2009 and a loss of $0.1 million year-to-date 2008, respectively) relating to the total return swap (“TRS”) (see Note 12).

Details of stock-based compensation grants and settlements during year-to-date 2009 are set forth below.

Restricted stock units

The Company’s Human Resource and Compensation Committee (“HRCC”) approved awards of 139,757 restricted stock units (“RSUs”) with dividend equivalent rights, which were granted on May 15, 2009. The fair market value of each RSU awarded as part of this grant (the mean of the high and low prices for the Company’s shares of common stock traded on the Toronto Stock Exchange (“TSX”)) on May 15, 2009 was $28.87. Awards under this grant are scheduled to vest in either equal installments or in one lump sum at the end of a 30-month period. In accordance with ASC 718—Compensation—Stock Compensation (“ASC 718”) (formerly SFAS No. 123R—Share-Based Payment (revised 2004) (“SFAS 123R”)), RSUs granted to retirement-eligible employees are expensed immediately.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In the year-to-date period ended September 27, 2009, the Company funded its employee benefit plan trust, which, in turn, purchased approximately 25,000 shares of common stock for approximately $0.7 million (116,000 shares for $3.8 million in year-to-date 2008). For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding shares of common stock, and the trust has been consolidated in accordance with ASC 810 (formerly FIN 46R), since the Company is the primary beneficiary, as that term is defined by ASC 810. The trust is used to fix the Company’s future cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of shares of common stock held in the trust to most of the Canadian officers and employees that participate in the 2006 Stock Incentive Plan, as amended and restated from time to time (the “2006 Plan”).

In the year-to-date period ended September 27, 2009, approximately 151,000 (217,000 in year-to-date 2008) RSUs that were previously granted vested in accordance with the terms of such awards. The Company’s settlement obligations, after provision for the payment of minimum statutory withholding tax requirements for which employees are responsible, were satisfied by the disbursement of approximately 67,000 (97,000 in year-to-date 2008) shares held in the employee benefit plan trust, approximately 8,000 (15,000 in year-to-date 2008) shares issued from treasury, and the purchase of approximately 8,000 (7,000 on May 15, 2008) shares by an agent of the Company on behalf of the respective eligible employees on the open market on May 15, 2009, at an average purchase price of $28.94 ($33.34 in year-to-date 2008).

Stock options and tandem stock appreciation rights

The HRCC approved awards of 533,392 stock options with tandem SARs, which were granted on May 15, 2009 (167,411 in May 2008) at a fair value grant day price of $28.87 ($33.02 in May 2008), to officers of the Company. These awards were granted to retirement-eligible employees and non-retirement-eligible employees. For purposes of the Black-Scholes-Merton option pricing model, the grants were segregated based on the year of the grant and retirement eligibility, and the assumptions were adjusted accordingly. All options with tandem SARs granted in 2009 and 2008 vest over three years and expire seven years from the date of issuance, provided that if an employee retires, the term decreases to four years after retirement. The fair value of these awards was determined, in accordance with ASC 718 (formerly SFAS 123R), at the grant date and each subsequent remeasurement date by applying the Black-Scholes-Merton option pricing model using the following assumptions:

	Assumptions
Remeasurement date	September 27, 2009	December 28, 2008
Expected volatility	24% - 27%	23% - 24%
Risk-free interest rate	1.4% - 2.5%	1.4% - 1.7%
Expected life	2.1 - 4.6 years	2.9 - 4.4 years
Expected dividend yield	1.3%	1.1%
Closing share price	$30.60	$33.18

Awards granted to retirement-eligible employees are expensed on an accelerated basis, in accordance with ASC 718 (formerly SFAS 123R). The stock option with tandem SARs awards were revalued to fair value at September 27, 2009 using the closing share price on the TSX on September 25, 2009, the last trading day of the period.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of other comprehensive (loss) income (“OCI”) and total comprehensive (loss) income are shown below:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$61,566	$79,187	$206,499	$216,985
Other comprehensive (loss) income
Translation adjustments	(24,847)	7,869	(45,804)	18,191
Cash flow hedges:
Net change in fair value of derivatives	(476)	(1,755)	(249)	(2,778)
Amount of net loss (gain) reclassified to earnings during the period	1,939	754	(3,462)	2,133

Total cash flow hedges	1,463	(1,001)	(3,711)	(645)

Total other comprehensive (loss) income	(23,384)	6,868	(49,515)	17,546

Total comprehensive income	38,182	86,055	156,984	234,531
Total comprehensive income attributable to noncontrolling interests	387	430	1,121	1,434

Total comprehensive income attributable to Tim Hortons Inc.	$37,795	$85,625	$155,863	$233,097

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cash flow hedges:
Net change in fair value of derivatives	$30	$511	$261	$1,217
Amounts realized in earnings	$(428)	$(151)	$(1,134)	$(198)

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below presents information about reportable segments:

	Third quarter ended				Year-to-date period ended
	September 27, 2009	% of Total	September 28, 2008	% of Total	September 27, 2009	% of Total	September 28, 2008	% of Total
Revenues
Canada	$492,043	87.3%	$442,295	86.9%	$1,405,653	86.4%	$1,280,982	86.6%
U.S.	38,909	6.9%	31,162	6.1%	125,517	7.7%	96,640	6.5%

Total reportable segments	530,952	94.2%	473,457	93.0%	1,531,170	94.1%	1,377,622	93.1%
Noncontrolling interests – Non-owned consolidated restaurants	32,602	5.8%	35,538	7.0%	95,654	5.9%	102,382	6.9%

Total	$563,554	100.0%	$508,995	100.0%	$1,626,824	100.0%	$1,480,004	100.0%

Segment operating income (loss)
Canada	$140,783	99.2%	$132,892	101.6%	$387,126	99.1%	$369,860	101.4%
U.S.	1,079	0.8%	(2,119)	(1.6)%	3,656	0.9%	(5,188)	(1.4)%

Reportable segment operating income	141,862	100.0%	130,773	100.0%	390,782	100.0%	364,672	100.0%

Noncontrolling interests – Non-owned consolidated restaurants	426		538		1,283		1,794
Corporate charges (1)	(13,053)		(8,701)		(36,087)		(28,971)

Consolidated operating income	129,235		122,610		355,978		337,495
Interest, net	(4,796)		(5,331)		(14,561)		(14,588)
Income taxes	(62,873)		(38,092)		(134,918)		(105,922)

Net income	61,566		79,187		206,499		216,985
Net income attributable to noncontrolling interests	387		430		1,121		1,434

Net income attributable to Tim Hortons Inc.	$61,179		$78,757		$205,378		$215,551

Capital expenditures
Canada	$34,757	81.7%	$30,704	66.8%	$90,298	81.1%	$79,095	70.6%
U.S.	7,807	18.3%	15,282	33.2%	21,084	18.9%	32,965	29.4%

	$42,564	100.0%	$45,986	100.0%	$111,382	100.0%	$112,060	100.0%

(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of income from international operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales
Distribution sales	$334,557	$289,174	$970,502	$841,968
Company-operated restaurant sales	5,876	8,869	18,617	31,610
Sales from non-owned consolidated restaurants	32,602	35,538	95,654	102,382

	373,035	333,581	1,084,773	975,960

Franchise revenues
Rents and royalties	166,914	155,214	478,732	444,640
Franchise fees	23,605	20,200	63,319	59,404

	190,519	175,414	542,051	504,044

Total revenues	$563,554	$508,995	$1,626,824	$1,480,004

Cost of sales related to Company-operated restaurants were $6.2 million and $10.3 million for the third quarters ended September 27, 2009 and September 28, 2008, respectively, and $21.4 million and $36.4 million for the year-to-date periods ended September 27, 2009 and September 28, 2008, respectively.

The following table outlines the Company’s franchised locations and system activity for the third quarter and year-to-date periods ended September 27, 2009 and September 28, 2008:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,455	3,203	3,403	3,149
Franchises opened	54	49	106	104
Franchises closed	(4)	(11)	(19)	(28)
Net transfers within the system	(1)	10	14	26

Franchise restaurants in operation – end of period	3,504	3,251	3,504	3,251
Company-operated restaurants, net	23	43	23	43

Total systemwide restaurants (1)	3,527	3,294	3,527	3,294

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited selection of donuts. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 292 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as at September 27, 2009 (261 as of September 28, 2008).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

ASC 815 (formerly SFAS No. 133), as amended, requires companies to recognize all derivatives as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheet. ASC 815 (formerly SFAS No. 133) also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations. This designation is based on the exposure being hedged. The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The Company limits its counterparty risk associated with its slate of derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at September 27, 2009 or December 28, 2008.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820 (formerly SFAS No. 157) (see below).

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

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income), net. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820 (formerly SFAS No. 157) (see below).

Other derivatives: The Company entered into a TRS during 2008 and another one in 2009 that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the tandem SARs that are associated with stock options (see Note 9). Neither of the TRS’s qualified as an accounting hedge under ASC 815 (formerly SFAS No. 133), and, as such, they are being adjusted to fair value in accordance with ASC 815 (formerly SFAS No. 133) at each period end, and the impact of the revaluation is reported in the Condensed Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Fair Value Measurements

ASC 820 (formerly SFAS No. 157) defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 (formerly SFAS No. 157) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 (formerly SFAS No. 157) must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs. The first two levels are considered observable and the last unobservable. These are used to measure fair value as follows:

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

In accordance with ASC 815 (formerly SFAS No. 161) and ASC 820 (formerly SFAS No. 157) the tables below outline the Company’s outstanding derivatives and fair value measurements as at and for the quarter and year-to-date periods ended September 27, 2009.

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheet:

	As at September 27, 2009
	Notional value	Fair Value Hierarchy	Fair value gain (loss)	Location on Condensed Consolidated Balance Sheet
Derivatives designated as hedging instruments under ASC 815 (formerly SFAS No. 133)
Forward currency contracts (1)	$137,046	Level 2	$(448)	Accounts payable
Interest rate swaps (2)	130,000	Level 2	(6,507)	Other long-term liabilities

Total	$267,046		$(6,955)

Income tax effect			2,112	Deferred income taxes (current asset)

Net of income taxes			$(4,843)

Derivatives not designated as hedging instruments under ASC 815 (formerly SFAS No. 133)
TRS (3)	$8,958	Level 2	$65	Other long-term assets
Foreign currency contracts (4)	$7,764	Level 2	$138	Accounts receivable, net

Total	$16,722		$203

(1)	Maturities range between October, 2009 and December, 2010.
(2)	Each matures February, 2011.
(3)	Maturities of May, 2015 and May, 2016, respectively.
(4)	Matures October, 2009.

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

The tables below summarize the effect of derivative instruments on our Condensed Consolidated Statement of Comprehensive Income for the third quarter and year-to-date periods ended September 27, 2009. The tables do not include amounts related to ineffectiveness and excluded amounts from effectiveness testing, as they were immaterial:

	Third quarter ended September 27, 2009
	Amount of gain (loss) recognized in OCI	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI
Derivatives designated as hedging instruments under ASC 815 (formerly SFAS No. 133)
Forward currency contracts	$(413)	$1,049	Cost of sales	$636
Interest rate swaps	(93)	1,318	Interest (expense)	1,225

Total	$(506)	$2,367		$1,861
Income tax effect	30	(428)	Income taxes	(398)

Net of income taxes	$(476)	$1,939		$1,463

	Year-to-date period ended September 27, 2009
	Amount of gain (loss) recognized in OCI	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI
Derivatives designated as hedging instruments under ASC 815 (formerly SFAS No. 133)
Forward currency contracts	$441	$(5,822)	Cost of sales	$(5,381)
Interest rate swaps	(951)	3,494	Interest (expense)	2,543

Total	$(510)	$(2,328)		$(2,838)
Income tax effect	261	(1,134)	Income taxes	(873)

Net of income taxes	$(249)	$(3,462)		$(3,711)

Derivatives not designated as hedging instruments under ASC 815 (formerly SFAS No. 133), as set forth above, did not have a material fair value change in either the third quarter of 2009 or year-to-date period ended September 27, 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost or fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals. Assets held for sale valued using fair value less cost to sell were immaterial as at September 27, 2009.

Fair Value Disclosures

The carrying value of Cash and cash equivalents, Restricted cash and cash equivalents, Restricted investments, Accounts receivable, net, Accounts payable, and Accrued liabilities on the Condensed Consolidated Balance Sheet approximates their fair value due to their short-term nature or maturity of these assets or obligations.

The estimated fair value at September 27, 2009 for Notes receivable is approximately $41 million; and, for term debt the estimated fair value at September 27, 2009 is approximately $379 million.

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

NOTE 14 SUBSEQUENT EVENTS

At a special meeting of stockholders held on September 22, 2009, the Company’s stockholders voted to approve the reorganization of the Company as a Canadian public company. Pursuant to that approval, THI Mergeco Inc., a Delaware corporation and the then wholly-owned subsidiary of the Canadian public company, merged with and into the Company effective at 12:00 a.m. Eastern Time on September 28, 2009 (the “Merger”). In connection with the Merger, Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act, became the publicly held parent company of the group of companies previously controlled by the Company. In connection with the Merger, each outstanding share of the Company’s common stock automatically converted into one common share of the Canadian public company. The issuance of common shares (and the associated share purchase rights) was registered under the Securities Act of 1933, as amended, pursuant to the registration statement of the Canadian public company on Form S-4 (No. 333-160286), which was declared effective by the U.S. Securities and Exchange Commission on August 12, 2009. The common shares of the Canadian public company are traded on both the New York Stock Exchange and the Toronto Stock Exchange under the symbol “THI.”

The Canadian public company is authorized to issue an unlimited number of common shares, one Class A preferred share and an unlimited number of preferred shares, issuable in series. The Merger will be accounted for as a reorganization of entities under common control; therefore, there will be no revaluation of the Company’s consolidated assets and liabilities, and the Canadian public company will continue to use the historical cost basis method of accounting. In addition, as is consistent with Canadian laws, treasury shares previously held by the Company were cancelled and will be netted within common stock in the equity section of the Canadian public company’s condensed consolidated balance sheet. In addition, the senior bank facility and stock-based compensation plans were amended to replace the Company with the new Canadian public company. These amendments did not result in any change in accounting.

In addition, the Board of Directors of the Canadian public company approved the resumption of the 2009 share repurchase program beginning in the fourth quarter of 2009. The Canadian public company expects to spend up to $150 million during the remainder of the program until it terminates on March 1, 2010. Shares will be repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, and market, cost, and other considerations.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2008 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 28, 2008 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our 2008 Form 10-K and as set forth in our Safe Harbor statement attached hereto as Exhibit 99, as well as our other descriptions of risks and updated Risk Factors set forth in this Form 10-Q, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants. As of September 27, 2009, 3,504 or 99.3% of our restaurants were franchised, representing 99.4% in Canada and 99.1% in the U.S. The amount of systemwide sales affects our franchise royalties and rental revenue, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segment financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for restaurants consolidated in accordance with ASC 810—Consolidation (“ASC 810”) (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental revenue, which are included in our franchise revenues, and also impacts distribution sales.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain non-GAAP financial measures, which do not have a standardized meaning prescribed by U.S. GAAP, to assist readers in understanding the Company’s performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with GAAP and a reconciliation to GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc., a Delaware corporation and its subsidiaries (“THI USA”), for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act and its subsidiaries (“New THI”), for periods on or after September 28, 2009, unless specifically noted otherwise.

Executive Overview

We franchise and, to a minimal extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalties on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of September 27, 2009, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, non-standard sites in offices, hospitals, colleges, and airports, as well as our self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and supply frozen and some refrigerated products from our Guelph facility to approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, as of the end of the third quarter of 2009, we had 292 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks, and operate primarily under the name “Tim Hortons.”

Systemwide sales grew by 6.2% in the third quarter of 2009 (7.8% in the third quarter of 2008) and 5.9% on a year-to-date basis in 2009 (8.3% 2008 year-to-date) as a result of new restaurant expansion and continued same-store sales growth in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the third quarter of 2009, same-store sales increased 3.1% in Canada and 4.3% in the U.S. Transaction growth and a slight increase in average cheque, trends that continued from the second quarter, helped to overcome a shift in product mix, and generally challenging macro-economic conditions, including high unemployment, that continued to persist during the third quarter. In addition, promotional and menu activities contributed to the sales performance in both markets. Our co-branding initiative with Cold Stone Creamery® continued to be a significant contributor to our U.S. same-store sales increase in the third quarter and also contributed to same-store sales growth on a year-to-date basis. Same-store sales increased 2.7% in Canada and 3.6% in the U.S. during the first three quarters of 2009 compared to 4.4% in Canada and 1.2% in the U.S. for the 2008 year-to-date period.

In the third quarter of 2009, our revenues increased $54.6 million, or 10.7%, over the third quarter of 2008, primarily as a result of higher distribution sales driven from both new products being managed through the supply chain and an increase in systemwide sales. Higher commodity costs and foreign exchange translation also contributed to higher distribution revenues. In addition, growth in the number of systemwide restaurants and continued average same-store sales gains drove higher rent and royalty revenues, net of franchisee relief. Franchise fees were also higher in the third quarter of 2009 primarily as a result of higher number of resales and sales of non-standard units. Offsetting these increases in revenues were lower revenues from Company-operated restaurants and sales from non-owned consolidated restaurants.

Operating income increased $6.6 million, or 5.4%, in the third quarter of 2009 compared to the third quarter of 2008 primarily as a result of higher revenues, as discussed above, and higher contribution from our U.S. operations. Partially offsetting operating income growth were higher general and administrative expenses and lower other income. We incurred $3.2 million of professional advisory fees and shareholder-related transaction costs related to our public company reorganization in the third quarter of 2009 ($7.3 million year-to-date). These costs were not included in our 2009 annual operating income target and impacted our operating income growth rate by 2.6% in the third quarter of 2009 and by 2.1% on a year-to-date basis.

Our revenues increased $146.8 million, or 9.9%, in the year-to-date period ended September 27, 2009 to $1,626.8 million from $1,480.0 million in the year-to-date period ended September 28, 2008, primarily as a result of higher distribution sales and an increase in rents and royalties due to higher systemwide sales. Operating income grew $18.5 million, or 5.5%, in the 2009 year-to-date period, primarily as a result of the higher revenues and higher contributions from our U.S. operations. Partially offsetting operating income growth was lower other income, lower equity income, and higher general and administrative costs. The higher general and administrative expense included $7.3 million of professional advisory fees and shareholder-related transaction costs incurred year-to-date related to our public company reorganization, partially offset by the 2008 management restructuring charge of $3.1 million that did not recur in 2009 year-to-date.

There continued to be significant macro-economic challenges in North America throughout the third quarter, characterized by persistently high unemployment levels and other pressures in the U.S. and in certain Canadian regions that have a heavier manufacturing base, including our key market of Ontario. While we are not immune from recessionary and inflationary impacts, historically, we have proven to be fairly resilient in Canada during challenging economic times, and we continue to be well-positioned, due, in part, to our quality product offering at a reasonable price. We continued to grow in the third quarter and year-to-date periods of 2009 by supporting the needs of our customers who are looking for value as a result of economic challenges, without trading off quality. We do expect, overall, to see continued volatility quarter-to-quarter in the quick service restaurant sector, which may include reductions or gains in customer visits in our business.

We are pleased with the strength of our sales performance in the Canadian segment to the end of the third quarter, considering the challenging economic conditions experienced throughout 2009. Based on year-to-date performance to the end of the third quarter, however, we currently expect to be at the low end or slightly under our 3% to 5% annual same-store sales growth target for 2009 in the Canadian segment. We do not expect sales growth to accelerate sufficiently in the last quarter of 2009 to bring results up from 2.7% year-to-date to above the low end of the range. Despite the foregoing, we remain confident in our ability to meet our targeted consolidated operating income growth range of 11% to 13% growth, excluding the impacts of the reorganization as a Canadian public company (targeted rate is 6% to 8% growth excluding the impacts of asset impairment and related closure costs in 2008 and the 2009 reorganization as a Canadian public company).

Net income attributable to Tim Hortons Inc. decreased $17.6 million, or 22.3%, during the third quarter of 2009 as compared to the third quarter of 2008 and $10.2 million, or 4.7%, in the year-to-date period. In the third quarter of 2009, we recorded certain tax-related expenses, including a non-cash U.S. deferred tax valuation allowance, totaling $19.9 million in connection with our public company reorganization. These tax charges, coupled with the professional advisory fees and shareholder-related transaction costs incurred in the quarter of $3.1 million after tax, lowered our net income by $23.1 million and the growth rate by 29.3%. On a year-to-date basis, the higher tax expense and professional advisory fees and shareholder-related transaction costs incurred relating to our public company reorganization decreased net income by $27.1 million. Higher operating income in both the quarter and on a year-to-date basis, as well as lower net interest expense in the third quarter, partially offset the higher tax expense and advisory fees noted above. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) decreased to $0.34 in the third quarter of 2009 from $0.43 in the third quarter of 2008 and $1.13 in the 2009 year-to-date period compared to $1.17 in the 2008 comparable period. EPS was impacted by $0.13 in the third quarter and $0.15 in the 2009 year-to-date period as a result of the impact of the public company reorganization costs related to certain tax related expenses, including a non-cash valuation allowance on deferred tax assets, and professional advisory fees and shareholder-related transaction costs. The diluted weighted average number of shares outstanding in the third quarter and year-to-date periods of 2009 were 1.0% and 2.1% lower, respectively, than the diluted weighted average share count in the comparable periods of 2008, due to our share repurchase programs.

In the first quarter of 2009, we spent $16.7 million to purchase approximately 0.6 million shares of Company common stock as part of our 2009 share repurchase program at an average cost of $29.85 per share. As a result of our Board’s decision in May 2009 to approve a transaction to reorganize as a public Canadian company (see below), we decided to defer purchases in the 2009 share repurchase program in the second and third quarters. Now that the public company reorganization is complete, our Board has approved the resumption of our share repurchase program, beginning in the fourth quarter of 2009. We currently expect to spend up to $150 million during the remainder of the program until it terminates on March 1, 2010. Shares will be repurchased through a combination of a 10b5-1, or automatic trading program, and/or through management’s discretion, subject to regulatory requirements, and market, cost, and other considerations.

In February 2009, our Board of Directors approved an 11.1% increase in the quarterly dividend to $0.10 per share. The Company declared and paid its March 2009, June 2009 and September 2009 dividends at this new rate. Our Board of Directors declared a quarterly dividend payable on December 15, 2009 to shareholders of record as of December 1, 2009 at the $0.10 rate per share as well. The Company’s current dividend policy is to pay a total of 20% to 25% of prior year, normalized annual net income attributable to Tim Hortons Inc. in dividends each year, returning value to shareholders based on the Company’s earnings growth. The payment of future dividends, however, remains subject to the discretion of our Board of Directors. As of September 28, 2009, dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident stockholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by the Company’s transfer agent for registered shareholders. As a Canadian public company, dividends paid by the Company to Canadian resident shareholders are designated as “eligible dividends” for Canadian tax purposes. For resident U.S. shareholders, dividends paid by the Company effective after September 28, 2009 are generally subject to Canadian withholding taxes at a rate of 15% of the gross amount of the dividends paid, which may be eligible as a foreign tax credit for U.S. tax purposes, depending on the individual resident shareholder’s tax situation.

As previously announced, effective September 28, 2009, we completed a corporate reorganization of our Company to become a Canadian public company. In addition to operational and administrative benefits, this transaction is expected to positively impact our effective tax rate commencing in 2010 by allowing us to continue to take advantage of the lower Canadian federal income tax rates and addressing certain adverse implications to us of the Fifth Protocol of the Canada-United States Income Tax Convention ratified in December of 2008. We incurred certain charges for discrete items, the majority of which are non-cash tax charges, and transaction costs to implement the reorganization. The impact of the transaction-related charges will cause our 2009 tax rate to increase to between 37% and 39% (exceeding our 2009 targeted range of 32% to 34%) and the transaction costs could cause our 2009 operating income to fall below the targeted range. As such, we have considered the achievement of our annual target excluding these costs (see above). For a description of the transaction and related information, including risks and uncertainties associated with the transaction, please refer to Part II, Item 1A below and the registration statement on Form S-4, as amended, Registration No. 333-160286 (central index key: 0001467019) (“S-4”), filed with the SEC by New THI. The S-4 is available through the SEC’s website at www.sec.gov under New THI’s filings, as well as at www.sedar.com, the website maintained by the Canadian Securities Administrators.

Construction of our new coffee roasting facility located in Hamilton, Ontario is now substantially complete. We plan to commence commercial production in late November 2009. We expect the total cost to construct the facility will be approximately $30 million when completed. Consistent with our vertical integration investment strategy, the new roasting facility will provide system benefits important to our franchisees and the Company. When fully operational, this facility, coupled with our existing coffee roasting operation in Rochester, New York, will provide at least 75% of our total coffee requirements. Equally important, our green coffee blending capability at this new facility will help us protect the quality, integrity and supply of our proprietary coffee blend from bean to cup, at a competitive rate for our franchisees and provide for a reasonable return on our investment. The green blending portion of the operation is expected to commence in 2010. One of our strategies for growth is leveraging our existing, and exploring additional, vertical integration opportunities. As evidenced above with respect to our new coffee facility, we continue to selectively invest in growth opportunities for our business and to support our franchisees’ business and believe our financial position is a key enabler of our future growth in this regard.

Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Systemwide sales growth (1)	6.2%	7.8%	5.9%	8.3%
Average same-store sales growth (2)
Canada	3.1%	3.8%	2.7%	4.4%
U.S.	4.3%	(0.6)%	3.6%	1.2%
Systemwide restaurants	3,527	3,294	3,527	3,294
Revenues (in millions)	$563.6	$509.0	$1,626.8	$1,480.0
Operating income (in millions)	$129.2	$122.6	$356.0	$337.5
Net income attributable to Tim Hortons Inc. (in millions)	$61.2	$78.8	$205.4	$215.6
Basic EPS	$0.34	$0.43	$1.14	$1.17
Diluted EPS	$0.34	$0.43	$1.13	$1.17
Weighted average number of shares of common stock outstanding – Diluted (in millions)	180.9	182.7	181.1	185.0

(1)

Total systemwide sales growth and U.S. average same-store sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 6.9% and 7.7% for the third quarter ended 2009 and 2008, respectively, and 7.2% and 7.6% for the year-to-date periods ended September 27, 2009 and September 28, 2008, respectively.

(2)	For Canadian and U.S. restaurants, average same-store sales growth is calculated by including restaurants beginning in the 13th month following the restaurant’s opening.

Systemwide Sales Growth

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.3% of our total system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental revenue, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Systemwide sales growth excludes sales from our licensed locations in the Republic of Ireland and United Kingdom as these locations operate on a significantly different business model compared to our North American operations.

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

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. In the third quarter, we had an active menu and product-focused promotional program designed to reinforce value to our customers. We promoted the sausage and a biscuit offering in both Canada and the U.S. with attractive price points. We also continued to benefit from, and provided promotional support for, Chicken Wrap Snackers. This is a new menu item introduced late in the first quarter focused on the snacking and lunch day parts. Blueberry themed promotions were featured in both markets, including Blueberry Bloom donuts, Blueberry Glazed donuts and Whole Grain Blueberry muffins, and Blueberry Timbits®, all of which proved to be very popular with our customers. In Canada, to increase the breadth and variety of our soup program, we introduced Italian Wedding soup. We also had a national free sample day for hash browns with the purchase of any breakfast sandwich, and promoted hot beverages featuring French Vanilla Cappuccino. In the U.S. market, we extended blueberry flavors to include Iced Capp and Iced Coffee as part of the Blueberry themed products promotion, and also featured a US$1.99 Iced Cappuccino promotion. Our product offerings, promotional activity, and operational efficiencies led to traffic growth, and average cheque was up slightly.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the third quarters ended September 27, 2009 and September 28, 2008, respectively, and for the year-to-date periods ended September 27, 2009 and September 28, 2008, respectively:

	Third quarter ended		Year-to-date period ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Canada
Restaurants opened	36	30	71	75
Restaurants closed	(4)	(11)	(17)	(28)

Net change	32	19	54	47

U.S.
Restaurants opened	20	19	38	30
Restaurants closed	—	(1)	(2)	(4)

Net change	20	18	36	26

Total Company
Restaurants opened	56	49	109	105
Restaurants closed	(4)	(12)	(19)	(32)

Net change	52	37	90	73

From the end of the third quarter of 2008 to the end of the third quarter of 2009, we opened 270 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 37 restaurant closures for a net increase of 233 restaurants, of which 70 were self-serve kiosks. Typically, 20 to 40 system restaurants are closed annually, primarily in Canada. Restaurant closures generally result from an opportunity to acquire a better location which will permit us to upgrade design and/or layout or add a drive-thru. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. Included in the 37 restaurant closures noted above was the closure of 11 Company-operated restaurants in southern New England, primarily during the fourth quarter of 2008. These restaurant closures were outside of the normal course of business, as a result of a strategic review of our U.S. operations undertaken to improve the profitability in our U.S. operating segment. The closure costs and a related asset impairment charge associated with these restaurants were recorded in our fourth quarter 2008 financial results.

During 2008, we modified our restaurant development plan in our U.S. segment to include self-serve kiosks and to selectively expand our use of full-service, non-standard units in order to promote greater market presence and penetration with less capital. While our core strategy of developing standard restaurants remains unchanged, we believe that this approach ultimately allowed us to broaden brand awareness and convenience in a more cost-efficient manner. We continue to develop standard restaurants as our core strategy and have targeted to open 30 to 40 full-serve locations in the U.S. in 2009. We are primarily targeting our larger U.S. regional markets such as New York, Ohio and Michigan for growth of standard restaurant locations, and we have adjusted certain factors in our standard restaurant development, including reducing the size of our restaurants, which will better match the needs of our customers with the restaurant design while also creating efficiencies for our franchisees and us.

The following table shows our restaurant count as of September 27, 2009, December 28, 2008 and September 28, 2008:

Systemwide Restaurant Count

	As of September 27, 2009	As of December 28, 2008	As of September 28, 2008
Canada
Company-operated	18	15	13
Franchised – self-serve kiosks	99	99	100
Franchised – standard and non-standard	2,854	2,803	2,757

Total	2,971	2,917	2,870

% Franchised	99.4%	99.5%	99.5%
U.S.
Company-operated	5	19	30
Franchised – self-serve kiosks	87	88	17
Franchised – standard and non-standard	464	413	377

Total	556	520	424

% Franchised	99.1%	96.3%	92.9%
Total system
Company-operated	23	34	43
Franchised – self-serve kiosks	186	187	117
Franchised – standard and non-standard	3,318	3,216	3,134

Total	3,527	3,437	3,294

% Franchised	99.3%	99.0%	98.7%

Over the last few years, we have been actively converting many of our U.S. Company-operated restaurants to operator agreements. Initially, after conversion, we usually provide additional relief to the operator, and we may be required to consolidate these non-owned restaurants. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company. The effect of these conversions to date has been slightly accretive to operating income.

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

The following tables contain information about the operating income (loss) of our reportable segments:

	Third quarter ended				Change from third quarter 2008
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$140,783	25.0%	$132,892	26.1%	$7,891	5.9%
U.S.	1,079	0.2%	(2,119)	(0.4)%	3,198	n/m

Reportable segment operating income	141,862	25.2%	130,773	25.7%	11,089	8.5%
Noncontrolling interests – Non-owned consolidated restaurants	426	0.1%	538	0.1%	(112)	(20.8)%
Corporate charges (1)	(13,053)	(2.4)%	(8,701)	(1.7)%	(4,352)	50.0%

Consolidated operating income	$129,235	22.9%	$122,610	24.1%	$6,625	5.4%

	Year-to-date period ended				Change from year-to-date period 2008
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada	$387,126	23.8%	$369,860	25.0%	$17,266	4.7%
U.S.	3,656	0.2%	(5,188)	(0.4)%	8,844	n/m

Reportable segment operating income	390,782	24.0%	364,672	24.6%	26,110	7.2%
Noncontrolling interests – Non-owned consolidated restaurants	1,283	0.1%	1,794	0.1%	(511)	(28.5)%
Corporate charges (1)	(36,087)	(2.2)%	(28,971)	(1.9)%	(7,116)	24.6%

Consolidated operating income	$355,978	21.9%	$337,495	22.8%	$18,483	5.5%

n/m–	The comparison is not meaningful.
(1)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and a nominal amount of operating income from international operations (discussed below).

Reportable segment operating income was $141.9 million in the third quarter of 2009, representing an increase of $11.1 million, or 8.5%, compared to the third quarter of 2008. Our U.S. segment continued to improve year-over-year operating income and provided a significant lift to reportable segment growth rates in the quarter. In Canada, our operating income continued to grow in conjunction with increased systemwide sales and the expansion of our restaurant base. Our reportable segment operating income as a percentage of revenues decreased 0.5% to 25.2%.

On a year-to-date basis, reportable segment operating income was $390.8 million and $364.7 million in 2009 and 2008, respectively, representing an increase of $26.1 million, or 7.2%. Both our Canadian and U.S. segments contributed positively to our growth, continuing the trend from the second quarter of 2009. Our U.S. segment continued to perform exceptionally well, reversing the prior-year loss and contributing positively on a year-to-date basis in 2009.

Canada

Canadian segment operating income was $140.8 million for the third quarter of 2009 compared to $132.9 million in the third quarter of 2008, representing an increase of $7.9 million, or 5.9%. Higher systemwide sales, which increased both our rents and royalties and distribution income, was the primary growth driver. In addition, higher distribution income associated with new products being managed through our supply chain, and higher commodity prices along with higher franchise fees relating primarily to higher resales, also contributed to operating income growth. Partially offsetting these growth factors were higher commodity costs, flat equity income, and higher general and administrative costs.

For the year-to-date period ended September 27, 2009, our Canadian segment operating income was $387.1 million compared to $369.9 million in the comparable period of 2008. The same factors influencing our third quarter growth were prevalent for the year-to-date period as well.

Canadian systemwide sales grew during the third quarter of 2009 due to the net addition of 101 restaurants since the third quarter of 2008 and same-store sales growth of 3.1% at existing restaurants, compared to growth of 3.8% in the third quarter of 2008. Active menu and promotional initiatives and operational programs continued to support transaction growth in the quarter. Same-store sales growth was also impacted, to a much lesser extent, from price increases taken at the end of August specific to the Ontario market, and minimal levels of previous price increases remaining in the system. These increases helped offset the impact of product mix shifts and promotions on average cheque, which increased slightly from the third quarter of 2008. Same-store sales growth was slower particularly in regions, like Ontario, that have a heavier manufacturing base and have been impacted by specific economic and unemployment challenges. However, the Canadian segment continued to grow despite the general economic weakness during the quarter. On a year-to-date basis, same-store sales growth was 2.7%. Based on performance year-to-date, we currently expect that our 2009 same-store sales growth rate in Canada will either be at the lower end or slightly below our 3% to 5% annual same-store sales growth target for 2009. We do not expect sales growth to accelerate sufficiently in the last quarter of 2009 to bring results up from 2.7% year-to-date to above the low end of the range.

We have also adapted our marketing and promotional activities to the challenging economic environment and related consumer circumstances. We have seen a significant amount of competitive discounting and couponing and, as a result, we have introduced targeted “combo” product programs and value products at attractive price points, with the intent to reinforce our price/value position and enhance this message with Canadian and U.S. consumers in a tangible way. While we do not intend to stray from our core, everyday positioning of quality food at reasonable prices, we are working with our franchisees to communicate and interact with customers in a manner that responds to their current situation and the economic environment. Initiatives such as combo offerings have been popular with customers. We believe that these business refinements contributed to both our Canadian and U.S. third quarter and year-to-date sales performance, and will help, over time, to position our Canadian and U.S. businesses to defend aggressive competitive discounting activity, while also creating sales momentum.

Price increases are market driven, generally as a result of rising restaurant-level costs, particularly labour costs and changes in commodity costs. We have implemented price increases, primarily related to coffee, in Quebec, Manitoba and Atlantic Canada (excluding Newfoundland and Labrador) in early November 2009. We typically expect price increases in one or more markets throughout a given year, however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing.

In the third quarter of 2009, we opened 36 restaurants in Canada and closed 4, compared to opening 30 restaurants and closing 11 in the third quarter of 2008. On a year-to-date basis, we opened 71 restaurants and closed 17 in 2009 compared to opening 75 and closing 28 in the preceding year.

During the third quarter, we opened an additional six co-branded Cold Stone Creamery locations as part of our test initiative in Canada bringing the total number of co-branded locations to 12. Based on positive results and customer response to date in these initial locations, we have reached agreement with Kahala Franchise Corp., parent company of Cold Stone Creamery, for exclusive development rights in Canada in order to provide us flexibility for future expansion. The timing and extent of future expansion will be evaluated on an annual basis commencing in early 2010 in conjunction with our overall development strategies.

U.S.

Our U.S. segment maintained its positive operating income growth momentum from the second quarter of 2009 with operating income of $1.1 million in the third quarter of 2009, representing a significant improvement from our third quarter of 2008 operating loss of $2.1 million. For the year-to-date period of 2009, our operating income for our U.S. segment was $3.7 million compared to an operating loss of $5.2 million for the year-to-date period of 2008, representing an increase of $8.8 million.

Operating income growth during the third quarter of 2009 was driven by continued same-store sales growth at existing locations, which benefited distribution and rents and royalties income. In addition, the decision in late 2008 to close certain underperforming Company-operated restaurants, and a related asset impairment charge, resulted in improved Company-operated restaurant losses and lower depreciation and rent expense, benefiting operating income by approximately $1.2 million. Fewer Company-operated restaurants (decreased loss), lower general and administrative expenses, and contributions from vertical integration also positively impacted operating income. Partially offsetting these improvements was additional relief provided to certain franchisees. The increase in relief during the third quarter of 2009 was primarily related to either restaurants that were previously Company-operated restaurants and transitioned to the owner-operator model or those opened for less than twelve months. The same factors influencing our third quarter growth were prevalent throughout the year-to-date period as well.

U.S. systemwide sales grew during the third quarter of 2009 due to the net addition of 62 full-serve restaurants since the third quarter of 2008 and same-store sales growth of 4.3%, which was fairly consistent throughout the quarter. Same-store sales growth benefited significantly from our co-branding initiative with Cold Stone Creamery, and was also supported by strong menu and promotional activities. Co-branding also contributed to our operating income during the quarter as we had 39 co-branded locations, opened during the first half of 2009, operating throughout the ice cream category’s seasonally strong period. We opened an additional 26 co-branded locations during the third quarter bringing our total to 65 co-branded locations, most of which have been opened in Tim Hortons locations and as such are not included in our new restaurant opening counts. On a year-to-date basis, same-store sales growth was 3.6%. See above under the Canadian segment discussion with respect to certain initiatives to drive sales that also relate to our U.S. business.

During the third quarter of 2009, we opened 20 new restaurants, including our second restaurant inside an existing Cold Stone Creamery location and closed nil compared to opening 19 new restaurants and closing one in the third quarter of 2008. On a year-to-date basis, we have opened 38 new restaurants and closed two, which included the final restaurant in southern New England that was part of the 11 restaurants included in the restaurant closure charge recorded in the fourth quarter of 2008. Comparatively, we opened 30 restaurants and closed four in the year-to-date period of 2008.

For 2009, we refined our restaurant development plan in the U.S. We continue to explore other complementary strategic development opportunities to grow the business, including our co-branding initiative, our recent expansion into New York City utilizing unique restaurant formats, and the opening of a restaurant on the Fort Knox, Kentucky, U.S. military base. We believe that these adjustments to our U.S. business approach will ultimately allow us to broaden brand awareness and convenience in a capital-efficient manner. We are seeing the benefits of these initiatives in our U.S. systemwide sales results in 2009. These initiatives complement our core strategy of selectively developing full-serve, standalone Tim Hortons locations in our core markets.

Noncontrolling interests – Non-owned consolidated restaurants

Our noncontrolling interests’ income before income tax pertains to non-owned restaurants that we consolidate under ASC 810 (formerly FIN 46R). In the third quarter of 2009, our noncontrolling interests’ income before income tax was $0.4 million, representing on average 124 restaurants as compared to $0.5 million in the third quarter of 2008 representing on average 118 restaurants. On a year-to-date basis, noncontrolling interests’ income before tax was $1.3 million in 2009 compared to $1.8 million in 2008, representing on average 120 and 118 restaurants, respectively. Over the past year we have had a gradual shift towards a greater proportion of U.S. non-owned consolidated restaurants as a result of the progression of U.S. restaurants to an owner/operator model, versus Company-operated restaurants. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants.

Corporate charges

Corporate charges were $13.1 million in the third quarter of 2009, increasing $4.4 million compared to $8.7 million in the third quarter of 2008. Higher corporate charges resulted primarily from $3.2 million of professional advisory fees and shareholder-related transaction costs pertaining to our reorganization to a Canadian public company, mentioned earlier.

On a year-to-date basis, corporate charges were $36.1 million and $29.0 million for 2009 and 2008, respectively, representing an increase of approximately $7.1 million. Corporate charges increased year-over-year due primarily to $7.3 million of professional advisory fees and shareholder-related transaction costs associated with our reorganization to a Canadian public company, mentioned earlier, partially offset by a $3.1 million restructuring charge incurred in the second quarter of 2008 relating to a management reorganization, which did not recur in 2009.

Included in corporate charges is a nominal amount of operating income from our international operations in the Republic of Ireland and the United Kingdom for the third quarter and year-to-date period of 2009. This income is included in corporate charges because these operations were managed corporately during the first three quarters of 2009. As of September 27, 2009, we had 292 licensed locations, primarily operating under the “Tim Hortons” brand, in the Republic of Ireland and the United Kingdom (293 and 261 licensed locations as at December 28, 2008 and September 28, 2008, respectively), which are excluded from our restaurant counts. These licensed locations primarily operate using our self-serve kiosk model and feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. At present, the distribution of products through licensed locations with respect to these self-serve kiosks is not a material contributor to net income attributable to Tim Hortons Inc., although it does result in incremental distribution sales and royalty revenues. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Our Relationship with Wendy’s

In March 2006, we entered into various agreements with Wendy’s that defined our relationship in the interim period between our IPO and our separation from Wendy’s on September 29, 2006, as well as with respect to various post-separation matters. Of these agreements, only the tax sharing agreement governing certain tax matters between us and Wendy’s remains active.

Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the third quarter and year-to-date periods of 2009 as compared to the same periods of 2008.

	Third quarter ended				Change from third quarter 2008
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$373,035	66.2%	$333,581	65.5%	$39,454	11.8%
Franchise revenues:
Rents and royalties (1)	166,914	29.6%	155,214	30.5%	11,700	7.5%
Franchise fees	23,605	4.2%	20,200	4.0%	3,405	16.9%

	190,519	33.8%	175,414	34.5%	15,105	8.6%

Total revenues	563,554	100.0%	508,995	100.0%	54,559	10.7%

Costs and expenses
Cost of sales	327,923	58.2%	293,056	57.6%	34,867	11.9%
Operating expenses	59,053	10.5%	53,596	10.5%	5,457	10.2%
Franchise fee costs	21,754	3.9%	19,840	3.9%	1,914	9.6%
General and administrative expenses	35,363	6.3%	29,986	5.9%	5,377	17.9%
Equity (income)	(9,415)	(1.7)%	(9,429)	(1.9)%	14	(0.1)%
Other (income), net	(359)	(0.1)%	(664)	(0.1)%	305	n/m

Total costs and expenses, net	434,319	77.1%	386,385	75.9%	47,934	12.4%

Operating income	129,235	22.9%	122,610	24.1%	6,625	5.4%
Interest (expense)	(5,068)	(0.9)%	(6,288)	(1.2)%	1,220	(19.4)%
Interest income	272	—	957	0.2%	(685)	n/m

Income before income taxes	124,439	22.1%	117,279	23.0%	7,160	6.1%
Income taxes	62,873	11.2%	38,092	7.5%	24,781	65.1%

Net income	61,566	10.9%	79,187	15.6%	(17,621)	(22.3)%

Net income attributable to noncontrolling interests	387	0.1%	430	0.1%	(43)	(10.0)%

Net income attributable to Tim Hortons Inc.	$61,179	10.9%	$78,757	15.5%	$(17,578)	(22.3)%

n/m–	The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 124 and 118 non-owned consolidated restaurants on average in the third quarters of 2009 and 2008, respectively. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those non-owned consolidated restaurants) were:

	Third quarter ended
	September 27, 2009	September 28, 2008
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,239,145	$1,173,911
U.S. (in thousands of U.S. dollars)	$104,227	$87,433

	Year-to-date period ended				Change from year-to-date period 2008
	September 27, 2009	% of Revenues	September 28, 2008	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,084,773	66.7%	$975,960	65.9%	$108,813	11.1%
Franchise revenues:
Rents and royalties (1)	478,732	29.4%	444,640	30.0%	34,092	7.7%
Franchise fees	63,319	3.9%	59,404	4.0%	3,915	6.6%

	542,051	33.3%	504,044	34.1%	38,007	7.5%

Total revenues	1,626,824	100.0%	1,480,004	100.0%	146,820	9.9%

Costs and expenses
Cost of sales	956,219	58.8%	858,440	58.0%	97,779	11.4%
Operating expenses	175,586	10.8%	158,227	10.7%	17,359	11.0%
Franchise fee costs	61,147	3.8%	58,028	3.9%	3,119	5.4%
General and administrative expenses	104,533	6.4%	96,996	6.6%	7,537	7.8%
Equity (income)	(25,964)	(1.6)%	(26,792)	(1.8)%	828	(3.1)%
Other (income), net	(675)	—	(2,390)	(0.2)%	1,715	n/m

Total costs and expenses, net	1,270,846	78.1%	1,142,509	77.2%	128,337	11.2%

Operating income	355,978	21.9%	337,495	22.8%	18,483	5.5%
Interest (expense)	(15,617)	(1.0)%	(18,608)	(1.3)%	2,991	(16.1)%
Interest income	1,056	0.1%	4,020	0.3%	(2,964)	n/m

Income before income taxes	341,417	21.0%	332,907	21.8%	18,510	5.7%
Income taxes	134,918	8.3%	105,922	7.2%	28,996	27.4%

Net income	206,499	12.7%	216,985	14.7%	(10,486)	(4.8)%
Net income attributable to noncontrolling interests	1,121	0.1%	1,434	0.1%	(313)	(21.8)%

Net income attributable to Tim Hortons Inc.	$205,378	12.6%	$215,551	14.6%	$(10,173)	(4.7)%

n/m–	The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 120 and 118 non-owned consolidated restaurants on average in the year-to-date periods of 2009 and 2008, respectively. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those non-owned consolidated restaurants) were:

	Year-to-date period ended
	September 27, 2009	September 28, 2008
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$3,556,286	$3,371,484
U.S. (in thousands of U.S. dollars)	$296,879	$252,585

Revenues

Sales

Sales during the third quarter of 2009 were $373.0 million compared to $333.6 million in the third quarter of 2008, representing an increase of $39.4 million, or 11.8%, over the third quarter of 2008. Growth of $45.4 million in distribution sales was partially offset by lower sales from both Company-operated restaurants and consolidated non-owned restaurants.

Year-to-date, sales increased approximately $108.8 million, or 11.1%, to $1,084.8 million from the comparable period of 2008 sourced primarily from higher distribution sales of $128.5 million and partially offset by lower sales associated with Company-operated restaurants and lower sales associated with certain non-owned restaurants consolidated in accordance with ASC 810 (formerly FIN 46R).

Distribution sales. New products managed through our supply chain, and continued systemwide sales growth, along with product mix, higher commodity prices and foreign exchange, drove distribution sales higher during the third quarter. Sales related to new products managed through our supply chain represented approximately $18.3 million, while systemwide sales growth increased sales by approximately $16.1 million due to the higher number of system restaurants year-over-year and continued same-store sales growth. Product mix and pricing represented $9.3 million of sales growth, which related primarily to higher prices for coffee and other commodities due to higher underlying costs. In the third quarter, we did not pass on all of these cost increases in order to help support our franchisees’ business and our customers during these challenging economic times. Fluctuations in foreign exchange rates accounted for the remaining $1.7 million of sales growth during the quarter.

On a year-to-date basis, higher distribution sales resulted from new products managed through our supply chain, which contributed approximately $55.0 million, while product mix and pricing represented $33.7 million. Additionally, higher systemwide sales contributed approximately $29.7 million and foreign exchange translation accounted for the remaining $10.1 million of distribution sales growth.

Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. We believe higher commodity costs will continue for the remainder of the year. Underlying product costs can also be impacted by currency changes, as was the case this quarter. Increases and decreases in product costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business although, as noted above, in the third quarter and consistent with previous quarters in 2009, we did not pass on all cost increases. These changes may also impact margins as many of these products are typically priced based on a fixed-dollar mark-up and can create volatility quarter-over-quarter and year-over-year.

Company-operated restaurant sales. During the third quarter of 2009, Company-operated restaurant sales were $5.9 million, representing 21 restaurants, on average, as compared to sales of $8.9 million during the third quarter of 2008, representing 46 restaurants on average, for a decline of $3.0 million due primarily to the fewer number of restaurants year-over-year. We ended the third quarter of 2009 with 18 Company-operated restaurants in Canada and five in the U.S., representing approximately 0.6% and 0.9% of total restaurants, respectively.

Company-operated restaurant sales were $18.6 million during the 2009 year-to-date period, representing 28 restaurants, on average. Comparatively, sales were $31.6 million in the year-to-date period of 2008 representing 58 restaurants, on average, with a heavier weighting of U.S. restaurants. Our Company-operated restaurant count has been decreasing year-over-year as we focused on transitioning many of our Company-operated restaurants, particularly in the U.S., to either franchise or operator agreements. In addition, we closed 11 Company-operated restaurants in our southern New England markets, ten in the fourth quarter of 2008 and one early in the first quarter of 2009.

Non-owned consolidated restaurants sales. The majority of non-owned restaurants that are consolidated operate either solely under an operator agreement or are franchised locations participating in our U.S. franchise incentive program. Sales from these restaurants during the third quarter of 2009 were $32.6 million, representing 124 restaurants, on average, compared to $35.5 million during the third quarter of 2008, representing 118 restaurants, on average, for a decrease of $2.9 million. Sales on a year-to-date basis were $95.7 million in 2009 compared to $102.4 million in 2008, representing, on average, 120 and 118 restaurants, respectively. Over the past year, we have had a gradual shift towards a greater proportion of certain U.S. non-owned restaurants being consolidated as a result of the progression of U.S. restaurants to the owner/operator model versus Company-operated restaurants (noted above). These U.S. locations have historically had lower sales and income than certain Canadian non-owned restaurants previously consolidated.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported sales by approximately 0.6% in the third quarter of 2009 compared to the value that would have been reported had there been no exchange rate movement during the third quarter of 2009. Foreign exchange had a favourable impact on sales of approximately 1.3% for the 2009 year-to-date period.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $166.9 million in the third quarter of 2009 compared to $155.2 million during the third quarter of 2008, representing an increase of $11.7 million, or 7.5%. Revenues from rents and royalties increased $34.1 million, or 7.7%, to $478.7 million in the year-to-date period of 2009 from the $444.6 million in 2008.

Rents and royalties revenue growth was driven by overall systemwide sales growth, partially offset in both the third quarter and year-to-date periods by additional relief provided to certain franchisees in U.S. markets. While overall relief was higher, the growth in relief was lower than the growth in systemwide sales. In addition, the transition of Company-operated restaurants to either franchises or operator agreements contributed to the revenue growth. These factors helped rents and royalty revenue growth to outpace systemwide sales growth. Higher relief in the third quarter and year-to-date periods of 2009 were primarily related to either restaurants that were previously operated as Company restaurants and transitioned to the owner-operator model or those opened for less than twelve months.

During both the third quarter and year-to-date period of 2009, both Canada and the U.S. (excluding the effect of foreign exchange translation) contributed to our growth in rents and royalties revenues, net of franchisee relief, largely in proportion to their overall share of systemwide sales. The addition of 164 new full-serve restaurants in the system year-over-year contributed approximately $5.7 million to our rents and royalties growth during the third quarter and $16.7 million year-to-date. Continued same-store sales growth provided $5.1 million of growth during the third quarter and $12.7 million year-to-date. Foreign exchange increased growth rates during the third quarter and year-to-date period of 2009 by approximately 0.5% and 1.0%, respectively (see below).

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fees were $23.6 million during the third quarter of 2009 compared to $20.2 million in the third quarter of 2008, representing an increase of $3.4 million, or 16.9%. Higher franchise fees were primarily a higher volume of both resales and non-traditional unit sales and an improvement in mix, partially offset by lower volumes in traditional unit sales. In the U.S., we have a franchise incentive program (“FIP”) whereby revenues from the sale of equipment are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This FIP impacts the timing of revenue recognition of these U.S. franchise fees and contributed positively to revenues this quarter as a higher number of franchise sales were recognized.

Franchise fees were $63.3 million and $59.4 million for the year-to-date period of 2009 and 2008, respectively. Franchise fees increased $3.9 million during 2009 as a result of a higher number of U.S. franchise sales being recognized under the FIP, discussed above, coupled with a higher number of unit resales. These impacts were partially offset by fewer standard franchise unit sales and fewer renovations.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported rents and royalties and franchise fee revenues in the third quarter of 2009 by approximately 0.5% and 1.1%, respectively, compared to the value that would have been reported had there been no exchange rate movement during the third quarter. On a year-to-date basis, the foreign exchange impact on rents and royalties and franchise fees was approximately 1.0% and 2.7%, respectively.

Total Costs and Expenses

Cost of Sales

Cost of sales during the third quarter of 2009 were $327.9 million compared to the third quarter of 2008, increasing $34.9 million, or 11.9%, from the third quarter of 2008.

Distribution cost of sales. Cost of sales from our distribution business increased during the third quarter of 2009 by 15.9%, or $40.2 million, over the third quarter of 2008. New products managed through our supply chain, and continued systemwide sales growth were the primary growth drivers for distribution costs along with product mix and higher underlying product costs and foreign currency fluctuations. Costs associated with sales of new product represented approximately $16.8 million, while systemwide sales growth increased costs by approximately $13.2 million due to the higher number of system restaurants year-over-year and continued same-store sales growth. In addition, changes in product mix and higher product costs represented $8.9 million of the increase. Foreign exchange accounted for the remainder of cost of sales growth increase of $1.3 million.

Distribution cost of sales year-to-date in 2009 increased by $114.6 million, or 15.6%, over the year-to-date period of 2008. Costs associated with new products managed through our supply chain represented $49.2 million and changes in product mix and higher underlying product costs added $32.9 million. In addition, systemwide sales growth represented $24.4 million, while foreign exchange accounted for $8.1 million.

The rate of growth in distribution cost of sales in both the third quarter and year-to-date period of 2009 was higher than the corresponding rate of growth in distribution sales due primarily to higher product costs, including increases in underlying commodity costs such as coffee and sugar and the impact of foreign currency fluctuations, some of which were passed on to restaurants.

Distribution cost of sales represented 67.4% and 66.9% of our total costs and expenses, net, in the third quarter and year-to-date period of 2009, respectively, compared to 65.4% and 64.4% of our total costs and expenses, net, in the third quarter and year-to-date period of 2008, respectively, reflecting a shift in underlying product mix through the distribution business, primarily as a result of the new products being managed through our supply chain and the cost increases noted above, some of which were not fully passed on to franchisees.

Company-operated restaurant cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the third quarter and year-to-date period of 2009, cost of sales was $6.2 million and $21.4 million, respectively. Comparatively, cost of sales was $10.3 million and $36.4 million during the third quarter and year-to-date period of 2008 resulting in decreases of $4.1 million and $15.0 million, respectively. Lower cost of sales during both of these periods in 2009 was the result of fewer Company-operated restaurants. On average, we operated 21 restaurants in the third quarter of 2009 compared to 46 restaurants in the third quarter of 2008 and operated, on average, 28 restaurants in the year-to-date period of 2009 compared to 58 restaurants in the year-to-date period of 2008.

Non-owned consolidated restaurants cost of sales. Cost of sales during the third quarter of 2009 was $28.8 million, compared to $30.0 million during the third quarter of 2008, for a decline of $1.2 million. On average, 124 and 118 non-owned restaurants were consolidated during these periods, respectively. On a year-to-date basis, cost of sales was $84.7 million in 2009 compared to $86.5 million in 2008, representing, on average, 120 and 118 restaurants, respectively and a decline $1.8 million. Over the past year, we have had a gradual shift towards a greater proportion of certain U.S. non-owned restaurants requiring consolidation, which historically have lower costs per restaurant than certain Canadian non-owned restaurants.

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported cost of sales during the third quarter and year-to-date period of 2009 by approximately 0.7% and 1.4%, respectively.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $5.5 million, or 10.2%, to $59.1 million in the third quarter of 2009 from the third quarter of 2008. Rent expense increased year-over-year primarily as a result of 98 additional properties that were leased and then subleased to franchisees and higher percentage rent on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased to 2,821 in the third quarter of 2009 compared to 2,699 in the comparable period of 2008. In addition, foreign exchange translation (see below) resulted in higher operating expenses in the third quarter of 2009.

On a year-to-date basis, operating expenses were $175.6 million in 2009, increasing $17.4 million, or 11.0%, compared to $158.2 million in 2008. Rent expense increased year-over-year due to additional properties that were leased and then subleased to franchisees and higher percentage rent on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased over the comparable period of 2008. In addition, higher project and related support costs, such as salaries, property maintenance, and the timing of certain other expenses, and foreign exchange translation (see below) resulted in higher operating expenses in the year-to-date period of 2009.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the overall value of operating expenses by approximately 1.0% and 2.0% compared to the value that would have been reported had there been no exchange rate movement for the third quarter and year-to-date periods of 2009, respectively.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening. Franchise fee costs were $21.8 million in the third quarter of 2009 compared to $19.8 million in the third quarter of 2008. Higher franchise fee costs were a result of the mix of resale units and a higher number of non-standard unit sales. In addition, franchise fee costs were higher as a result of a higher number of U.S. franchise sales recognized under the FIP resulting in recognition of the associated costs.

Franchise fee costs were $61.1 million and $58.0 million for the year-to-date period of 2009 and 2008, respectively, an increase of $3.1 million. The increase in costs, consistent with the increase in associated revenues was primarily a result of a higher number of U.S. franchise sales recognized under the FIP resulting in recognition of associated costs, partially offset by fewer renovations.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of franchise fee costs by approximately 1.3% and 2.9% compared to the value that would have been reported had there been no exchange rate movement in the third quarter and year-to-date periods of 2009, respectively.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses were $35.4 million and $30.0 million for the third quarter of 2009 and 2008, respectively. Higher expenses during the quarter resulted primarily from $3.2 million of professional advisory and shareholder-related transaction costs associated with our reorganization to a Canadian public company, mentioned earlier, higher training costs related to the implementation of a new computer system, the timing of certain other expenses, and higher expenses required to support the growth of the business.

On a year-to-date basis, general and administrative expenses increased $7.5 million, or 7.8%, to $104.5 million from the year-to-date period of 2008. The primary factors increasing expenses year-over-year were professional advisory fees, shareholder-related transaction costs, and filing fees associated with our proposed reorganization to a Canadian public company of $7.3 million and the timing of certain other expenses. Foreign exchange resulting from the translation of our U.S. operations general and administrative expenses contributed $1.9 million of the increase. Partially offsetting these higher expenses was a $3.1 million restructuring charge related to management organization changes made in 2008 that did not recur in 2009.

In general, our objective is for general and administrative expense growth not to exceed system and applicable revenue growth. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of general and administrative expenses by approximately 1.0% and 1.8% compared to the value that would have been reported had there been no exchange rate movement in the third quarter and year-to-date periods of 2009, respectively.

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

Equity income of $9.4 million during the third quarter of 2009 was essentially flat compared to the third quarter of 2008. Equity income was $26.0 million and $26.8 million in the year-to-date periods of 2009 and 2008, respectively, a $0.8 million decline. Equity income was flat year-over-year as our bakery joint venture equity income was down slightly and was essentially offset by higher earnings at our TIMWEN Partnership. On a year-to-date basis, the commodity cost pressures, primarily from the first half of 2009, at our bakery joint venture more than offset higher earnings from our TIMWEN partnership.

As previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. For instance, our bakery joint venture provides bakery products which do not necessarily have the same growth rate as total systemwide sales. On a year-to-date basis in 2009, we have had some commodity cost increases that we have not passed on to our franchisees. This is one of the ways we are helping to support our franchisees’ businesses and our customers during these challenging economic times. This affects the profitability of our bakery joint venture. As well, our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add any new properties to this venture in the future.

Other Income, net

Other income, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the third quarter of 2009, Other income, net, was $0.4 million versus $0.7 million in the third quarter of 2008. The decline in income year-over-year was primarily related to lower gains on asset dispositions in 2009. Other income, net was $0.7 million and $2.4 million in the year-to-date periods of 2009 and 2008, respectively. The $1.7 million net decrease was primarily a result of lower foreign exchange gains and lower gains on asset dispositions in 2009.

Other income and expenses, net, historically included the income associated with noncontrolling interests, which has not been significant in amount. We have implemented ASC 810 (formerly SFAS No. 160) resulting in the allocation of net income attributable to noncontrolling interests on the Condensed Consolidated Statement of Operations (see below). The amounts relating to noncontrolling interests for the prior periods have also been allocated to separate line disclosure, in accordance with the accounting standard.

Interest Expense

Total interest expense, including interest on our credit facilities and capital leases, was $5.1 million in the third quarter of 2009 and $6.3 million in the third quarter of 2008, a decline of $1.2 million. On a year-to-date basis, interest expense was $15.6 million in 2009 compared to $18.6 million in 2008, a decline of $3.0 million. The decrease during both periods was primarily due to lower interest expense on our credit facilities due to a reduction in interest rates, partially offset by higher interest expense as a result of additional capital leases.

Interest Income

Interest income was $0.3 million and $1.1 million in the third quarter and year-to-date periods of 2009, respectively. Comparatively, interest income was $1.0 million and $4.0 million in the third quarter and year-to-date periods of 2008. Lower interest income year-over-year was related primarily to lower overall interest rates on cash and cash equivalents.

Income Taxes

Our effective tax rate was 50.5% and 32.5% for the third quarters ended September 27, 2009 and September 28, 2008, respectively. Our effective tax rate for the year-to-date periods ended September 27, 2009 and September 28, 2008 was 39.5% and 32.8%, respectively. The variance between periods is substantially explained by the tax impacts of the completion of the public company merger on September 28, 2009, as approved by stockholders on September 22, 2009, and our subsequent reorganization of the Company and its subsidiaries (collectively, the “Reorganization”). The stockholders’ approval was considered a triggering event for purposes of recording discrete items associated with the Reorganization. The discrete items resulting from the Reorganization that contributed to the increase in the third quarter and year-to-date 2009 effective tax rates included: a non-cash valuation allowance relating to the uncertainty of realizing $18.7 million of deferred tax assets associated with the U.S. operations, U.S. withholding tax expense of $7.8 million, and other tax charges of $4.8 million resulting from the Reorganization. These expenses were offset by the reversal of $11.4 million of previously accrued Canadian withholding taxes.

Net income attributable to noncontrolling interests

Effective for the first quarter of 2009, we adopted provisions within ASC 810 (formerly SFAS No. 160). The adoption of this standard required retroactive application (see Basis of Presentation—Application of Critical Accounting Policies). Net income attributable to noncontrolling interests relates to the minority interests arising from certain non-owned restaurants we consolidate in accordance with ASC 810 (formerly FIN 46R). In the third quarter of 2009, we consolidated on average 124 restaurants under ASC 810 (formerly FIN 46R) as compared to 118 restaurants during the comparable period of 2008. Year-to-date, we consolidated on average 120 and 118 restaurants under ASC 810 (formerly FIN 46R) during year-to-date 2009 and year-to-date 2008, respectively. Over the past year, we have had a gradual shift towards a greater proportion of U.S. non-owned restaurants, which historically have had lower income than Canadian non-owned restaurants consolidated under ASC 810 (formerly FIN 46R) and, consequently, lower net income attributable to these interests.

Comprehensive Income

In the third quarter of 2009, comprehensive income was $38.2 million compared to $86.1 million in the third quarter of 2008, of which $0.4 million related to noncontrolling interests during both periods. Net income decreased $17.6 million year-over-year, as discussed above. Other comprehensive income included a translation adjustment loss of $24.8 million in the third quarter of 2009 as opposed to a translation gain of $7.9 million in the third quarter of 2008. Translation adjustment losses and gains arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. Partially offsetting these factors was higher other comprehensive income due to $1.5 million related to cash flow hedges, net of taxes, in the third quarter of 2009, as compared to a decrease of $1.0 million from cash flow hedges, net of taxes, in the third quarter of 2008.

Year-to-date, comprehensive income was $157.0 million and $234.5 million in 2009 and 2008, respectively, of which $1.1 million and $1.4 million related to noncontrolling interests, respectively. Net income decreased $10.5 million. In addition, other comprehensive income included a translation adjustment loss of $45.8 million year-to-date 2009, as opposed to a translation gain of $18.2 million in the third quarter of 2008. During both periods, cash flow hedges, net of tax, reduced comprehensive income by $3.7 million and $0.6 million, respectively.

The 2009 exchange rates were C$1.0917, C$1.1542 for U.S.$1.00 on September 27, 2009 and June 28, 2009, respectively. The 2008 exchange rates were C$1.2092, C$1.0328, and C$1.0106 for U.S.$1.00 on December 28, 2008, September 28, 2008, and June 29, 2008, respectively. The exchange rate on December 30, 2007 was C$0.9805 for U.S.$1.00.

XBRL Filing

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T the interactive data file: is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore our XBRL tagged financial statements and footnotes should be read in conjunction with our Condensed Consolidated Financial Statements contained within this Form 10-Q.

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

In the year-to-date period ended September 27, 2009, we generated $334.9 million of cash from operations, as compared to cash generated from operations of $244.8 million in the year-to-date period ended September 28, 2008, for a net increase of $90.1 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our revolving credit facilities, we believe, given current market conditions, access to some sources would be limited or at a spread that may not be attractive, but that the strength of our balance sheet, if we maintain our strong capital structure, would allow us to borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us.

Our senior bank facility, which consists of a $300 million term loan and two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin of 50 bps, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 12 financial institutions, of which Canadian financial institutions hold approximately 60% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite current market conditions. As part of our public company reorganization, we amended and restated the senior bank facility upon the completion of the reorganization on September 28, 2009 to include, among other things, New THI as a borrower.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. In fiscal 2009, as previously announced, we expect to open 120 to 140 restaurants in Canada and 30 to 40 full-serve restaurants in the U.S., complemented by non-traditional locations of which we have opened 71 in Canada and 38 in the U.S. in 2009 year-to-date. Our 2009 capital expenditure target also includes approximately $30 million relating to the construction of a new coffee roasting facility in Hamilton, Ontario of which we have spent $24.2 million year-to-date.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At September 27, 2009, we had approximately $395.9 million in term debt and capital leases included in long-term obligations on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our stockholders through a combination of our share repurchase program and dividends. Given the continued credit concerns in financial markets, when investing our cash, we are more focused on capital preservation than yield.

As previously announced, our Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009, and we spent approximately $16.7 million to repurchase approximately 0.6 million shares under this program in March 2009. As a result of our Board’s decision in May 2009 to approve a transaction to reorganize as a public Canadian company, we decided to defer purchases in the 2009 share repurchase program in the second and third quarters. Now that the public company reorganization is complete, our Board has approved the resumption of our share repurchase program, beginning in the fourth quarter of 2009. We expect to spend up to $150 million during the remainder of the program until it terminates on March 1, 2010. Shares will be repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, and market, cost, and other considerations.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities in the year-to-date period of 2009 was $334.9 million, representing an increase of $90.1 million from the year-to-date period of 2008. The increase was due primarily to changes in working capital, which benefited from the collection of franchisee receipts that were deferred at year-end 2008 (into first quarter of 2009) due to timing of the statutory holidays, and the timing of prepaid expenditures. In addition, higher deferred taxes as a result of the non-cash deferred tax valuation allowance that was recorded in connection with the public company reorganization, and higher depreciation, partially offset by lower earnings, also contributed to increased operating cash flows.

Investing Activities. Net cash used in investing activities increased $13.8 million to $144.2 million in the year-to-date period of 2009 from $130.4 million in the year-to-date period of 2008 due to higher restricted investments and other investing activities. Capital expenditures are typically the largest ongoing component of investing activities and are summarized as follows:

	Year-to-date period ended
	September 27, 2009	September 28, 2008
	(in millions)
Capital expenditures
New restaurants	$48.5	$77.1
Store replacements and renovations	21.4	23.4
New coffee roasting facility	24.2	—
Other capital needs	17.3	11.6

Total capital expenditures	$111.4	$112.1

New restaurant development spending decreased in 2009 due to fewer projects under construction or completed, a shift in restaurant mix and timing of spending year-over-year. In addition, our focus on opening less capital-intensive restaurants in the U.S.

reduced new restaurant expenditures as well. Expenditures for other capital needs relate primarily to spending on the implementation of an enterprise resource planning computer system, and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	September 27, 2009	September 28, 2008
	(in millions)
Canada	$34.9	$47.2
U.S.	13.6	29.9

Total	$48.5	$77.1

Financing Activities. Financing activities used cash of $73.4 million in the year-to-date period of 2009 compared to $206.4 million used in the year-to-date period of 2008. In the year-to-date period of 2009, we repurchased $16.7 million of our shares of common stock and paid dividends of $54.6 million versus the year-to-date period of 2008 when we repurchased $149.8 million shares of our common stock and paid $49.7 million in dividends. We repurchased fewer shares year-over-year because our 2009 share repurchase program did not commence until March 2009 and was subsequently deferred, due to the public company reorganization, as previously announced, whereas our 2008 program was ongoing throughout the first nine months of 2008.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of either September 27, 2009 or September 28, 2008, as that term is defined by the SEC.

Basis of Presentation

The functional currency of Tim Hortons Inc. is the Canadian dollar as the majority of our cash flows are in Canadian dollars. The functional currency of each of our subsidiaries and legal entities is the local currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar, or the Euro. The majority of our operations, restaurants and cash flows are based in Canada and we are primarily managed in Canadian dollars. As a result, our reporting currency is the Canadian dollar.

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

Other than the adoption of the new accounting standards and the change in inventory valuation method from first-in-first-out to weighted average, there have been no significant changes in critical accounting policies or management estimates since the year ended December 28, 2008. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for the year ended December 28, 2008.

Effective December 29, 2008, we adopted ASC 820-10-65—Fair Value Measurements and Disclosures—Overall—Transition and Open Effective Date Information (“ASC 820-10-65”) (formerly FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”)), which amended SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (see Note 12 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted provisions within ASC 810—Consolidation (“ASC 810”) related to noncontrolling interests (formerly SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”)). This Statement amended Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) and established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends ASC 260—Earnings Per Share (“ASC 260”) (formerly FASB Statement No. 128—Earnings per Share), with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued.

The adoption of provisions within ASC 810 (formerly SFAS No. 160) has resulted in a number of changes to the presentation of our Condensed Consolidated Financial Statements and note disclosure, which have been retrospectively applied for previously reported periods in accordance with the standard. The Condensed Consolidated Statement of Operations has been modified to present net income attributable to noncontrolling interests as a separate line item, whereas this was previously included as in Other (income), net. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Equity have been modified to present the equity associated with noncontrolling interests as a separate line item within Equity, whereas previously this was included in Other long-term liabilities. In addition, we have also modified our segment reporting disclosure (see Note 11 to our Condensed Consolidated Financial Statements) in accordance with ASC 280—Segment Reporting (“ASC 280”) (formerly SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information) to present noncontrolling interest information as a reconciling item to the applicable Condensed Consolidated Financial Statement line items. Noncontrolling interests relate specifically to certain non-owned restaurants that we are required to consolidate under ASC 810 (formerly FIN 46R).

Effective December 29, 2008, we adopted provisions within ASC 815—Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”)). This standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 (formerly SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”)) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows (see Note 12 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted provisions within ASC 815 (formerly FASB Staff Position (“FSP”) No. FAS 133-1) and ASC 460—Guarantees (formerly FIN 45-4—Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161) to require additional disclosure by sellers of certain derivatives, including credit derivatives embedded in a hybrid instrument and requires additional disclosure about the current status of the payment/performance risk of a guarantee (see Note 7 to our Condensed Consolidated Financial Statements). It also clarifies the Board’s intent about the effective date of SFAS No. 161.

Effective December 29, 2008, we adopted provisions within ASC 860—Transfers and Servicing (“ASC 860”) and ASC 810 (formerly FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities). This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities (see Note 1 to our Condensed Consolidated Financial Statements).

Effective December 29, 2008, we adopted provisions within ASC 323—Investments—Equity Method and Joint Ventures (“ASC 323”) (formerly Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”)) which was issued to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not impact our Condensed Consolidated Financial Statements or note disclosure in 2009 year-to-date.

Effective June 15, 2009, we adopted ASC 855—Subsequent Events (formerly SFAS No. 165—Subsequent Events (“SFAS No. 165”)). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement provides that: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Effective June 15, 2009, we adopted ASC 825-10-65—Financial Instruments—Overall—Transition and Open Effective Date Information (“ASC 825-10-65) and ASC 270-10-05—Interim Reporting –Overall—Overview and Background (“ASC 270-10-05”) (formerly FSP FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28—Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods.

Effective September 15, 2009, we adopted SFAS No. 168—The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), now known as ASC 105—Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (“Codification”) has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification now supersedes all previously existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. As a result, these changes will have an impact on how companies reference GAAP in their financial statements. We have adopted this new accounting standard in this quarterly report by providing references to the Codification topics alongside references to the pre-Codification standards.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)). This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, adds an additional reconsideration event for determining whether an entity is a variable interest entity, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Standard is effective for annual reporting periods that begin after November 15, 2009. We are currently assessing the potential impact, if any, the adoption of SFAS No. 167 may have on our Condensed Consolidated Financial Statements.

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

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, and those set forth in the Company’s 2008 Form 10-K, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service-restaurant industry, which remains extremely intense, particularly with respect to price, service, location, personnel, qualified franchisees, real estate sites and type and quality of food; changes in international, national, regional and local economic and political conditions; consumer preferences and perceptions (including food safety, health and dietary preferences and perceptions); spending patterns, consumer confidence; demographic trends; seasonality, weather events and other calamities; the type, number and location of competing restaurants; enhanced or changes in existing governmental regulation (including nutritional and franchise regulations); changes in capital market conditions that affect valuations of restaurant companies in general or the value of Company’s stock in particular; litigation relating to food quality, handling or nutritional content or other legal claims; the effects of war or terrorist activities and any governmental responses thereto; higher energy and/or fuel costs; food costs; the cost and/or availability of a qualified work force and other labour issues; benefit costs; legal and regulatory compliance; new or additional sales tax on the Company’s products; disruptions in supply chain or changes in the price, availability and shipping costs of supplies (including changes in international commodity markets, especially for coffee); utility and other operating costs; the ability of the Company and/or its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and acquire and sell restaurants; any substantial or sustained decline in the Company’s Canadian business; changes in applicable accounting rules; increased competition experienced by the Company’s manufacturing and distribution operations; possibility of termination of the Maidstone Bakeries joint venture; risks associated with foreign exchange fluctuations; risks associated with the Company’s investigation of and/or completion of acquisitions, mergers, joint ventures or other targeted growth opportunities; and risks associated with a variety of factors or events that could negatively affect our brand and/or reputation; unforeseen catastrophic or widespread events affecting the health and/or welfare of large numbers of people in markets in which the Company’s restaurants are located and/or which otherwise cause a catastrophic loss or interruption in the Company’s ability to conduct business, including widespread illness and/or pandemic conditions; and, other factors set forth in Exhibit 99 attached hereto. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by federal or provincial securities laws, the Company undertakes no obligation to publicly announce any revisions to the forward-looking statements contained in this Form 10-Q, or to update them to reflect events or circumstances occurring after the date of filing of this Form 10-Q, or to reflect the occurrence of unanticipated events, even if new information, future events or other circumstances have made the forward-looking statements incorrect or misleading.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 44 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	During the third fiscal quarter of 2009, the Company completed its implementation of its integrated financial system for the reporting and processing of financial data across departmental and operational areas. This implementation resulted in changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter. These changes in controls have materially affected the Company’s internal controls over financial reporting, impacting the following key financial internal controls: (1) procurement and payment processes; (2) property management; (3) rents and royalty calculations; (4) order management, customer billings and collections; (5) inventory valuation, including a change from the first-in-first-out basis of valuation to a weighted average basis; (6) capital project management, spending and reporting; and (7) cash management. Except for the preceding changes, there was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2008 Form 10-K filed with the SEC (and Canadian Securities Administrators) on February 26, 2009, as well as information in our other public filings, press releases, and in our Safe Harbor statement. As a result of the public company restructure transaction, we have made certain modifications to the Risk Factors set forth in the Form 10-K, including: (i) the following risk factors are hereby deleted in their entirety: “We are not required to pay dividends, and our Board of Directors could decide not to declare a dividend or could reduce the amount of the dividend at any time” and “Our certificate of incorporation, by-laws, stockholder rights plan and Delaware state law contain provisions that may have the effect of delaying or preventing a change in control”; and (ii) the risk factors set forth below are hereby added in their entirety. For a description of the public company restructure transaction and related information, including greater detail regarding risks and uncertainties associated with the transaction, please refer to the registration statement on Form S-4, as amended, Registration No. 333-160286 (central index key: 0001467019) (“S-4”), filed with the SEC by New THI. The S-4 is available through the SEC’s website at www.sec.gov under New THI’s filings, as well as at www.sedar.com, the website maintained by the Canadian Securities Administrators.

In addition, in connection with the implementation of our enterprise resource planning system, we have updated our risk factor relating to financial reporting and other systems implementation, as set forth below, which amends and restates in its entirety, the corresponding Risk Factor set forth in the Form 10-K.

Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2008 Form 10-K, as amended hereby, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may subsequently become material and adversely affect our business, financial condition, and/or operating results.

Tax regulatory authorities may disagree with our conclusions on tax treatment relating to our recent corporate reorganization.

Based on the provisions of the Income Tax Act (Canada), the U.S. Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder at the time of our recent corporate reorganization, we expect that the reorganization will not result in any material Canadian and/or U.S. federal income tax liability to us. However, there can be no assurance that Canada Revenue Agency (the “CRA”) and/or the U.S. Internal Revenue Service (the “IRS”) will agree with our interpretation of the tax aspects of the reorganization or any related matters associated therewith. The CRA or the IRS may disagree with our view and take the position that material Canadian or U.S. federal income tax liabilities, respectively, are payable as a result of the reorganization. In such case, we would expect to contest such assertions. If we are unsuccessful in disputing the CRA’s or the IRS’s assertions, we may not be in a position to take advantage of the effective tax rates that we expect to achieve as a result of the reorganization and the implications could be materially adverse to us.

Changes in domestic and foreign laws, including tax law changes, could adversely affect us, our subsidiaries and our shareholders.

Changes in tax laws, tax treaties or tax regulations, or enforcement or interpretation thereof, could adversely affect us, including by impacting the anticipated tax consequences of the reorganization. Future changes in tax laws, regulations or treaties, or the interpretation or enforcement thereof, for example, particularly any such changes resulting in a material change in the U.S. and Canadian tax rates relative to each other, could reduce or eliminate the benefits that we expect to achieve from the reorganization, including our ability to take advantage, to a greater extent, of the lower Canadian corporate income tax rate relative to the U.S. income tax rate.

Non-realization of expected benefits and unanticipated costs from our corporate reorganization could affect our projected results and future operating results and financial condition.

An inability to realize expected benefits of the reorganization within the anticipated time frame, or at all, would likely affect the anticipated impact of our corporate reorganization. While we expect the reorganization will enable us to continue to take advantage of lower Canadian tax rates in the years after the year of implementation to a greater extent than would likely have been available if the reorganization was not completed, these benefits may not be achieved. In particular, Canadian and U.S. tax authorities may challenge our application and/or interpretation of relevant tax laws, regulations or treaties, valuations or methodologies or other supporting documentation, and, if they are successful in doing so, we may not experience the level of benefits we anticipate; or, we may be subject to adverse tax consequences. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities. Similarly, other costs or difficulties related to the reorganization and related transactions, which could be greater than expected or thought, could also affect our projected results and future operating results and financial condition. Our ability to realize expected benefits are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in Canada and the U.S., the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially between Canadian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any of these events or circumstances could be compounded or, alternatively, reduced, offset or more than offset, by the occurrence of one of more of the other events or circumstances described in such factors.

* * *                                 * * *                                * * *

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

In the third quarter, we implemented an integrated financial system for the reporting and processing of financial data across numerous departmental and operational areas. This implementation and the conversion of these processes may expose us to risk, including risks associated with maintaining and designing internal controls and Sarbanes-Oxley Section 404 compliance. There remains certain financial reporting processes to be automated under our enterprise resource planning system in future quarters, which could also expose us to similar risk during the implementation and conversion phase.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (Cdn.)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (1) (2)
Monthly Period #7 (June 29, 2009 — August 2, 2009)	—	$—	—	$183,304,864
Monthly Period #8 (August 3, 2009 — August 30, 2009)	—	$—	—	$183,304,864
Monthly Period #9 (August 31, 2009 — September 27, 2009)	—	$—	—	$183,304,864

Total	—	$—	—	$183,304,864

(1)	Exclusive of commissions paid to the broker to repurchase the shares.

(2)

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and will end March 1, 2010 or sooner if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements. As a result of the Board’s decision to approve the reorganization of the Company as a Canadian public company, we deferred future purchases in the 2009 share repurchase program until the completion of the implementation of the transaction in September 2009. Now that the public company reorganization is complete, our Board of Directors recently approved the resumption of the share repurchase program for total additional purchases in an amount up to $150 million. Repurchases may be made commencing in November 2009 and extending until the termination of the program on March 1, 2010, unless terminated earlier, as described above. Purchases may be made under the repurchase program through a combination of 10b5-1, or automatic trading program purchases and/or at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations.

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

A Special Meeting of Stockholders of THI USA was held on September 22, 2009 (the “Special Meeting”). Proxies for the Special Meeting were solicited pursuant to our proxy statement under Regulation 14(a) of the Securities Exchange Act of 1934, as amended, filed with the SEC on August 17, 2009. The sole proposal submitted to a vote of our security holders, which was acted upon by proxy or in person at the Special Meeting, was the adoption of the Agreement and Plan of Merger (the “merger agreement”) among THI USA, New THI and THI Mergeco Inc., a Delaware incorporated wholly-owned subsidiary of New THI, pursuant to which THI Mergeco merged with and into THI USA. THI USA survived the merger as a wholly-owned subsidiary of New THI, and each issued and outstanding share of the common stock of THI USA was converted into one New THI common share, which shares were issued by New THI as part of the merger. This proposal was approved by the stockholders of THI USA, with approximately 74% of outstanding shares of common stock voting on the matter, and with approximately 99% of such shares voting in favour of the transaction.

The following table sets forth the number of votes cast for, against or abstentions for this matter:

For	Against	Abstained
133,026,889	501,346	176,843

ITEM 5.	OTHER INFORMATION

Corporate Structure and Filing Status

On September 28, 2009, THI USA completed the reorganization of the corporate structure of the group of companies controlled by THI USA, pursuant to which New THI became the publicly held parent company of such group of companies. In connection with the reorganization, each issued and outstanding share of common stock of THI USA was converted into one common share of New THI. In addition, preferred stock purchase rights associated with the Delaware corporation’s common stock expired and one share purchase right was issued with each new share of the Canadian corporation pursuant to the Shareholder Rights Plan Agreement, dated as of August 6, 2009 between the new Canadian company and Computershare Trust Company of Canada as rights agent. In addition to operational and administrative benefits, the reorganization is expected to positively impact our effective tax rate commencing in 2010 by allowing us to continue to take advantage of the lower Canadian federal income tax rate and addressing certain adverse implications on us of the Fifth Protocol of the Canada-United States Income Tax Convention ratified in December of 2008. We have incurred certain charges for discrete items, the majority of which were non-cash tax charges, and transaction costs in 2009. These impacts will increase our 2009 tax rate, which is expected to be between 37% to 39% (exceeding the original targeted range of 32% to 34% for 2009). In addition, the transaction costs for professional fees and shareholder-related costs, and other charges, could cause our actual operating income results to fall below our original 2009 operating income target, as such costs and charges were not contemplated in that original targeted range.

For a description of the proposed transaction and related information, including risks and uncertainties associated with the transaction, please refer the registration statement on Form S-4, as amended, Registration No. 333-160286 (central index key: 0001467019) (“S-4”), filed with the SEC by New THI. The S-4 is available through the SEC’s website at www.sec.gov under New THI’s filings, as well as at www.sedar.com, the website maintained by the Canadian Securities Administrators.

Following the reorganization, the Company qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, does not have the same filing requirements under the Exchange Act as THI USA. At the present time, the Company expects to continue filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K for purposes of providing continuity with THI USA’s previous Exchange Act filings. All of the Company’s periodic reports will be made available on the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) and on the SEC’s Electronic Data Gathering and Retrieval (“EDGAR”) systems, generally consistent with THI USA’s prior practice.

In addition, as a foreign private issuer, the Company and its directors and officers are no longer subject to the U.S. short-swing profit rules, proxy rules and insider reporting requirements formerly applicable to THI USA and its directors and officers. Consequently, the Company will prepare and file a management proxy circular and related materials under the Canadian requirements, rather than a proxy statement under Section 14(a) of the Exchange Act. Insiders of the Company are now required to comply with Canadian insider reporting requirements.

In connection with the reorganization, New THI filed a periodic report on Form 8-K on September 28, 2009 for the purpose of: establishing New THI as a successor issuer pursuant to Rule 12g-3 under the Exchange Act, timely disclosing events required to be disclosed on Form 8-K with respect to THI USA prior to and including September 28, 2009 and with respect to New THI as of September 28, 2009, and filing various documents and agreements related to the reorganization. This Form 8-K can be found under the Company’s filings on SEDAR and EDGAR.

Share Repurchase

In the first quarter of 2009, our Board of Directors approved a 2009 share repurchase program for up to $200 million, and the Company spent approximately $16.7 million to purchase approximately 0.6 million shares of the Company common stock at an average cost of $29.85 per share. As a result of our Board’s decision in May 2009 to approve a transaction to reorganize as a public Canadian company, we deferred future purchases in the second and third quarters with approximately $183.3 million of the authorized amount under the repurchase program left unutilized. With the implementation of the public company reorganization completed at the end of the third quarter, New THI reevaluated its share repurchase program in the context of its capital allocation activities post-reorganization, and our Board of Directors authorized the resumption of the share repurchase program. We currently expect to spend up to $150 million during the remainder of the program until it terminates on March 1, 2010, unless the program is terminated earlier should the $200 million maximum or the 5% of outstanding share limit be reached, or, alternatively, at the discretion of management or the Company’s Board of Directors, subject to the Company’s compliance with regulatory requirements. Shares may be repurchased through a combination of a 10b5-1, or automatic trading program purchases, and/or at management’s discretion, subject to regulatory requirements, and market, cost, and other considerations.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 52.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: November 5, 2009	/S/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc. (incorporated by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009)

3(a)	Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009)

3(b)	By-Law No. 1 of the Registrant (incorporated by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009)

4(a)	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent (incorporated by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009)

4(b)	Amendment No. 1 to Rights Agreement, dated September 27, 2009, between Tim Hortons Inc. and Computershare Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009)

10(a)	Amended and Restated Credit Agreement, dated as of September 28, 2009, among the Registrant, The TDL Group Corp., Tim Hortons USA, Inc. and certain lenders and agents named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(b)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(c)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and Paul D. House (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(d)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and Donald B. Schroeder (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(e)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(f)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(g)	2006 Stock Incentive Plan, as amended and restated effective September 28, 2009 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(h)	Executive Annual Performance Plan, as amended and restated effective September 28, 2009 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(i)	The TDL Group Corp. Amended and Restated Personal Supplemental Executive Retirement Savings Plan effective September 28, 2009 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(j)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(k)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc. and the Registrant (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(l)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(m)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian) for awards granted on or after September 28, 2009 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

10(n)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.) for awards granted on or after September 28, 2009 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009)

31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes exhibits attached hereto

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.