Form 10-K
period 2010-01-03
Tim Hortons Inc.
filed 2010-03-04
CIK 1345111

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2010

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-32843

TIM HORTONS INC.

(Exact name of Registrant as specified in its charter)

Canada	98-0641955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

874 Sinclair Road, Oakville, ON, Canada	L6K 2Y1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 905-845-6511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange
Associated Share Purchase Rights	Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐ .

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the common shares held by non-affiliates of the Registrant computed by reference to the price at which such shares were last sold, as of June 28, 2009, was Cdn.$5,176,881,365 (US$4,486,871,357).

Number of common shares outstanding as of March 1, 2010: 176,199,824

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 157-160.

EXPLANATORY NOTE

Tim Hortons Inc. (the “Company”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Currently, instead of filing annual and periodic reports on forms available for foreign private issuers in the U.S., the Company files annual reports on Form 10-K as well as quarterly reports on Form 10-Q and current reports on Form 8-K. The Company prepares and files a management information circular and related materials under Canadian requirements. As the Company’s management information circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Form 10-K from its management information circular. Accordingly, in reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company will be filing an amendment to this Form 10-K containing the Part III information no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TIM HORTONS INC.

2009 FORM 10-K ANNUAL REPORT

The noon-day Canadian to U.S. dollar exchange rates for Cdn.$1.00, as reported by the Bank of Canada, were:

(US$)	At End of Fiscal Year	Year Average	High	Low
December 31, 2006	0.8581	0.8846	0.9134	0.8479
December 30, 2007	1.0220	0.9426	1.1030	0.8419
December 28, 2008	0.8247	0.9397	1.0298	0.7688
January 3, 2010	0.9555	0.8833	0.9755	0.7653

On March 1, 2010, the noon-day exchange rate was US$0.9596 for Cdn.$1.00.

PART I

Item 1.	Business

The Company

We are the fourth largest publicly-traded quick service restaurant chain in North America based on market capitalization and the largest in Canada. Operating in the quick service sector of the restaurant industry, we appeal to a broad range of consumer tastes, with a menu that includes premium coffee, flavoured cappuccinos, specialty teas, home-style soups, fresh sandwiches, wraps, hot breakfast sandwiches and fresh baked goods, including our trademark donuts.

The first Tim Hortons® opened in May, 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Ron Joyce, then the operator of three Tim Hortons restaurants, became partners with Tim Horton and together they opened 37 restaurants over the next seven years. After Tim Horton’s death in 1974, Mr. Joyce continued to expand the chain, becoming its sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s International, Inc., now wholly-owned by Wendy’s/Arby’s Group, Inc. (“Wendy’s”) entered into a partnership to develop real estate and combination restaurant sites containing Wendy’s® and Tim Hortons restaurants under the same roof. In 1995, Wendy’s purchased Mr. Joyce’s interest in the Tim Hortons system and incorporated the company known as Tim Hortons Inc., a Delaware corporation (“THI USA”), as a wholly-owned subsidiary. In 2006, we became a standalone public company pursuant to an initial public offering and a subsequent spin-off of our common stock to Wendy’s stockholders through a stock dividend on September 29, 2006.

At a special meeting of stockholders held on September 22, 2009, THI USA’s stockholders voted to approve the reorganization of THI USA as a Canadian public company. As a result of the reorganization, Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act, became the publicly held parent company of the group of companies previously controlled by THI USA, and each outstanding share of THI USA’s common stock automatically converted into one common share of the Canadian public company. The issuance of common shares (and the associated share purchase rights) of the Canadian public company was registered under the Securities Act of 1933, as amended. The common shares of the Canadian public company, like the common stock of THI USA previously, are traded on both the Toronto Stock Exchange and the New York Stock Exchange under the symbol “THI.”

References to “we,” “our,” “us” or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act and its subsidiaries, for periods on or after September 28, 2009, unless specifically noted otherwise.

All dollar amounts referenced in this Form 10-K are in Canadian dollars, unless otherwise expressly stated.

Business Overview and 2010 Objectives

We seek to grow our business by executing strategic and operational plans designed to help us achieve both annual and longer-term goals that create shareholder value. These plans are supported by our business model and by ongoing initiatives to build upon the success of our system.

Unique business model

Key aspects of our business include:

•	maintaining our highly effective franchised model (more than 99% of our restaurants are franchised);

•

collaborating with franchisees to grow our business and build positive relationships. Our franchisees typically operate an average of 3 to 4 restaurants and have a significant stake in the success of the restaurants they operate;

•	maintaining a controlling interest in the real estate in our restaurant system to ensure brand integrity and control of development;

•	operating with a “we fit anywhere” concept that allows us to adapt our brand presence to take advantage of non-traditional development opportunities; and

•	leveraging significant levels of vertical integration that exists in our system and continuing to explore additional system benefits through further vertical integration opportunities.

Increasing same-store sales through daypart, marketing and menu opportunities

Increasing same-store sales is an important measure of success in the restaurant sector. We view same-store sales growth as vital to the ongoing health of our franchise system and the Company. In 2010, we plan to increase same-store sales growth by focusing on the following activities:

•	creating menu and product innovation to expand our market share across various dayparts and product categories, responding to customer needs and trends;

•	particular focus will be placed on morning and afternoon/evening snacking dayparts, as well as extending lunch opportunities in the Canadian segment;

•	in the U.S., we plan to test and roll-out menu items that help differentiate our cafe and bake shop brand identity;

•	we plan to grow our market share in both hot and cold beverage categories; and

•

leveraging our marketing strengths and advantages. In Canada, we will leverage our scale as one of the country’s largest advertisers to reinforce our attractive price to value position and to reinforce our brand equity. In the United States, as a “challenger brand,” we will seek other means, such as community involvement, sponsorships, and other forms of communication, to supplement traditional advertising to reinforce our brand position with customers and to broaden our brand awareness as a cafe and bake shop destination.

Investing to build our scale and brand in new and existing markets

Restaurant development in new and existing markets has historically contributed significantly to the Company’s growth and, in 2010, we plan to continue this investment. Our specific development plans in 2010 include:

•	moderately increasing the rate of standard restaurant development in Canadian growth markets:

•	focusing development primarily in Quebec, western Canada, Ontario and major urban markets;

•	targeting smaller communities as part of our broader development strategy, primarily through standard restaurants, but we will also test a new, flexible restaurant design as well;

•	piloting a new restaurant format in Canada in one location designed to increase capacity and throughput;

•	continuing to develop our growing regional presence in the northeast and midwest U.S.:

•

focusing primarily on our existing major regional markets such as New York, Ohio and Michigan; and, expanding into contiguous markets with approximately 30% of development activities planned to take place between 2010 and 2013 in adjacent markets;

•	testing a new concept restaurant in certain U.S. markets to significantly differentiate our brand and customer offerings as a cafe and bake shop destination; and

•	complementing our standard restaurant development activity in both Canada and the U.S. with non-traditional formats and location.

Growing differently in ways we have not grown before

Our strategic growth plan includes initiatives that are designed to complement our core growth strategies with additional opportunities to grow our business. These initiatives include:

•	extending our competitive advantage for service excellence in Canada through a new hospitality strategy;

•

expanding the Cold Stone Creamery© co-branding concept. In March 2009, we undertook a co-branding test initiative with Kahala Corp. to co-brand Tim Hortons and Cold Stone Creamery locations in the U.S. We subsequently extended the test in Canada and acquired exclusive Cold Stone Creamery development rights in Canada;

•

testing a new concept restaurant in certain U.S. markets to differentiate our customer offering as a cafe and bake shop destination, as described above. Our brand and customer offering is well established in the Canadian market and in certain developed U.S. markets. In other U.S. markets, our brand is less established with customers;

•	testing new restaurant formats in Canada, as mentioned above;

•	assessing international market opportunities, risks, and potential business models to support the development of an international growth strategy; and

•

opportunistically pursuing strategic alliances and partnerships to take our brand to markets where we have not yet established a presence, to complement our existing presence, or to increase average unit volumes in existing locations. This may include co-branding or other initiatives.

Leveraging our core business strengths and franchise system

As one of the most franchised systems in the restaurant industry, we focus extensively on our relationships with our franchisees and the success of our system. We also seek to leverage our strengths and capabilities to grow our business in ways that benefit us and our system. Several initiatives are aimed at supporting this focus in 2010, including:

•	continuing to work collaboratively with our franchisees across a wide range of initiatives and business matters;

•	growing Canadian franchised restaurant sales to more than $5 billion(1);

•	pursuing additional vertical integration and supply chain opportunities to create value for our franchisees and shareholders; and

•	selectively assessing acquisition opportunities that leverage our core strengths and capabilities.

The Company’s 2010 operational objectives (See Accompanying Notes)

In support of the initiatives outlined above for 2010, we have established the following objectives:

•	we are targeting same-store sales growth of 3% to 5% in Canada and 2% to 4% in the U.S.;

•

we expect to open a total of 170 to 210 restaurant locations. Of these openings, we are planning to open 130 to 150 restaurants in Canada and 40 to 60 locations in the U.S. The majority of these locations will be standard restaurants. The targeted openings also include non-standard locations in both markets;

•

we plan to work together with our franchisees to convert up to 60 Tim Hortons locations to include Cold Stone Creamery, and we expect to convert between 15 to 20 existing restaurants in the U.S. to the co-branded Cold Stone Creamery concept. In addition, of our total planned 40 to 60 new restaurant openings in the U.S., we expect that between 10 to 15 will be opened as co-branded Tim Hortons and Cold Stone Creamery locations;

•	we plan to test approximately 10 new concept restaurants in certain U.S. markets, as described above; and

•	we plan to pilot new Canadian development models, as described above.

2010 Financial Outlook (See Accompanying Notes)

Based on our strategic and operational plans, we have established the following 2010 financial targets:

•	EPS of $1.95 to $2.05;

•	Operating income growth of 8% to 10% (52-week basis)(2);

•	Tax rate of approximately 32%; and

•	Capital expenditures of $180 million to $200 million.

Long-Term Aspirations (See Accompanying Notes)

•	EPS: long-term aspirational earnings per share (EPS) compounded annual growth beyond 2010 and through 2013 is expected to be between 12% to 15%; and

•	New restaurant development from 2010 to 2013:

•	Canada: approximately 600;

•	U.S.: approximately 300; and

•	Total North America: approximately 900.

Notes:

(1)

Canadian franchised restaurant sales are restaurant-level sales at franchised restaurants in Canada, which are reported to us by our franchisees. These franchised restaurant sales are not included in our Consolidated Financial Statements, except for certain non-owned restaurants whose restaurants are consolidated with ours as required under applicable accounting requirements. See Note 1 to the Consolidated Financial Statements. Franchise restaurant sales do, however, result in royalties and rental income, which we include in our franchise revenues, as well as distribution income. Franchised restaurant sales for fiscal years 2009 and 2008 for Canada and the U.S. are set forth on page 43 of this Annual Report on Form 10-K.

(2)	Operating income year-over-year growth rate for 2010 is based on 52 weeks to remove the benefit from 2009 of approximately 1.5% associated with 53 weeks of operations in 2009.

(3)

The operational objectives, financial outlook, and aspirational goals (collectively, “targets”) established for 2010 and long-term EPS growth are based on the accounting, tax, and other legislative rules in place at the time the targets were issued and on the continuation of share repurchase programs relatively consistent with historical levels. The impact of future changes in accounting, tax and/or other legislative rules that may or may not become effective in fiscal 2010 and future years, changes to our share repurchase activities, and other matters not contemplated at the time the targets were established that could affect our business, are not included in the determination of these targets. In addition, the targets are forward-looking and are based on our expectations and outlook on, and shall be effective only as of, the date the targets were originally issued. Except as required by applicable securities laws, we do not intend to update these targets. You should refer to the Company’s public filings for any reported updates. These targets and our performance generally are subject to various risks and uncertainties and are based on certain underlying assumptions, set forth in Item 1A of this Annual Report on Form 10-K, which may impact future performance and our achievement of these targets.

Operations

Our primary business model is to identify potential restaurant locations, develop suitable sites, and make these new restaurants available to approved franchisees. As of January 3, 2010, franchisees, including operators, operated 99.5% of our systemwide restaurants. We directly own and operate (without franchisees) only a small number of company restaurants in Canada and the U.S. We also have warehouse and distribution operations that supply paper and dry goods to a substantial majority of our Canadian restaurants, and supply frozen baked goods and some refrigerated products to most of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. Our operations also include coffee roasting plants in Rochester, New York and Hamilton, Ontario, a joint-venture bakery, and a fondant and fills manufacturing facility. These vertically integrated manufacturing and distribution capabilities provide important benefits to our franchisees and systemwide restaurants, while allowing us to: improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products; provide economies of scale and labour efficiencies; and, generate additional sources of income for the Company.

Our business model results in several distinct sources of revenues and corresponding income, consisting of distribution sales, franchise rent and royalties revenues, equity income (which is included in operating income), manufacturing income, and, to a lesser extent, sales from Company-operated restaurants. Franchise royalties are typically paid weekly based on a percentage of gross sales. Rental income results from our controlling interest (i.e., lease or ownership) in the real estate for approximately 80% of franchised restaurants, generating base rent and, for most sites, percentage rent, which results in higher rental income as same-store sales increase. As we open new restaurants and make them available to franchisees, our operating income base expands. In addition, our product distribution and warehouse operations have generated consistent positive operating income.

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

Restaurant format, location, and development. Tim Hortons restaurants operate in a variety of formats, and we oversee and direct all aspects of restaurant development for system restaurants, from an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure, to considerations of the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, franchisee identification, and physical land development and restaurant construction costs. We typically retain a controlling interest in the real estate for system restaurants by either owning the land and building, leasing the land and owning the building, or leasing both the land and building. While we have a standard, and highly recognizable, standalone restaurant design, we may vary the design to fit into local architecture and municipal requirements. Ultimately, we control the design and building of our restaurants to cater to the market and the neighbourhood in which the restaurants are located. From start to finish, the development process usually takes between 12 to 18 months for each individual standard restaurant location. Development of non-traditional sites and self-serve kiosks typically requires much less time. See Item 2 of this Form 10-K for additional information regarding our restaurants.

Our non-standard development growth also includes self-serve kiosks. These kiosks typically have single-serve hot and cold beverage offerings and a limited selection of donuts, muffins, Danishes, and other pastries. We have two formats for our self-serve kiosks. In Canada, these kiosks are predominantly our self-pour brewed coffee model and are located mainly in Esso® convenience locations, as a result of our relationship with Imperial Oil®. In the U.S., our self-serve kiosks are predominantly our “bean to cup” model, which creates a freshly ground cup of coffee from “bean to cup” and is based on a model we have rolled out in the Republic of Ireland and the United Kingdom at licensed gas and convenience locations. See “International Operations,” below.

Our financial arrangements for self-serve locations vary and may not be consistent with arrangements for other non-standard restaurants. In addition, self-serve kiosks do not typically generate revenues at the same level as do other non-standard restaurants with staff, larger locations, and more expansive beverage and food product offerings. Average unit volumes at non-standard locations (not including self-serve kiosks) are highly variable, depending upon the location, size of the site, product offerings, and hours of operation, and at this time, only contribute nominal amounts to our distribution sales, royalty revenues and consolidated operating income at this time. Notwithstanding that they have lower average unit volumes than our standard and most non-standard locations, our self-serve kiosks complement our core growth strategy by increasing customer convenience and frequency of visits; and allowing for additional market penetration of our brand, including in areas where we may not be as well known; and, providing an additional model for unit growth and development.

As of January 3, 2010, the number of Tim Hortons restaurants across Canada, both standard and non-standard locations, which for this purpose includes self-serve kiosks, totaled 3,015. Standard restaurants constitute approximately 73% of this total. Also as of January 3, 2010, our franchisees operated substantially all of our Canadian restaurants. See Item 2 for a description of the number of restaurants by province/territory in Canada owned by the Company and owned or operated by our franchisees, respectively. Based on the positive results and customer response to the introduction of co-branded Cold Stone Creamery locations opened in Canada during 2009, we reached an agreement with Kahala Corp., the parent company of Cold Stone Creamery Inc., for exclusive development rights in Canada in order to provide us flexibility for future expansion.

In the U.S., we have a regional presence with 563 restaurants in 12 states, concentrated in the northeast in New York, Connecticut, Rhode Island, and Maine, and in the midwest in Michigan and Ohio. We own, rather than lease, the land underlying a higher percentage of our standard system restaurants in the U.S. than in Canada. Substantially all of our restaurants in the U.S. are operated by franchisees. As of January 3, 2010, franchisees, including operators (See “Franchise and Other Arrangements—Other Arrangements” below for a description of “operators”), operated 558, or 99.1%, of the restaurants in the U.S. See Item 2 for a description of the number of restaurants by state in the U.S. owned by the Company and owned or operated by its franchisees, respectively.

During 2009, we refined our restaurant development plan in the U.S. to selectively expand our use of full-service and non-standard units in more developed markets in order to promote greater market presence and broaden brand awareness and penetration with less capital. We targeted our larger U.S. regional markets such as New York, Ohio and Michigan for growth of standard restaurant locations, and adjusted certain factors in our standard restaurant development, including reducing the size of our restaurants, which we believe will better meet the needs of our customers while also creating efficiencies for our franchisees and us. We also explored other complementary strategic development opportunities to grow the business, including our co-branding initiative with Cold Stone Creamery, which made significant contributions to same-store sales growth in the U.S. in 2009, our expansion into New York City utilizing unique restaurant formats, and the opening of restaurants on the Fort Knox, Kentucky, and Norfolk, Virginia military bases. These initiatives complemented our core strategy of selectively developing full-serve, standalone Tim Hortons locations in our core U.S. markets.

Between December 2008 and early February 2009, we closed a total of 11 underperforming restaurants in southern New England, 10 of which were Company-operated locations. In conjunction with our decision to close certain underperforming restaurants, we undertook an asset impairment review in the affected markets. As a result of these activities, $7.6 million in restaurant closure costs and a related asset impairment charge of $13.7 million were recorded in the fourth quarter of 2008, for a total of $21.3 million. The closure of such underperforming restaurants was consistent with our objective to work to achieve break-even operating income performance in the U.S. for 2009, and, during 2009, approximately $4.6 million benefit was realized from the closures of the underperforming restaurants (and related impairment charge) due to decreases in depreciation costs and lower operating losses.

The importance of franchisees and their employees; Franchisee financing. Finding exceptional franchisee candidates is critical to the system’s successful growth and development, and we have implemented a comprehensive franchisee screening and recruitment process that employs multi-level interviews with our senior operations management and requires candidates to work two to three different shifts in an existing franchisee’s restaurant. Each new franchisee participates in a mandatory eight-week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with our standards. Management-level employees of franchisees have the opportunity to become certified at our training centre after completion of an eight-week training program. We also provide ongoing training and education to franchisees and their staff after completion of the initial training programs. To further assist franchisees, we have standardized our restaurant management software with an application service provider to give our restaurants the ability to manage a variety of the day-to-day operations and management functions. In response to the challenging economic circumstances in 2009, we targeted operational and cost-cutting efficiencies to aid franchisees. Also, we did not pass on all the cost increases related to higher input prices for certain products to our franchisees in order to support their businesses and our customers during these challenging economic times.

Despite the current economic climate and credit conditions, our franchisees continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions. We are experiencing a higher number of past-due notes under our franchise incentive program. In many cases, we have also chosen to hold the note for longer periods of time than we have historically done to ensure the restaurant has achieved certain profitability targets. In the event a franchisee cannot repay the note, we will take back ownership of the restaurant and equipment, which effectively collateralizes the note and, therefore, minimizes our risk. Initially, we are also entering into operator agreements more frequently than full franchise agreements, and once the restaurant is established and reaches certain profitability measures, we may convert it to a full franchise agreement. See “Franchise and Other Arrangements” below for additional information regarding the franchise incentive program.

Menu items and new product innovation. Each Tim Hortons restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to customers throughout the day. While the largest portion of systemwide sales is generated in the morning, we generate sales throughout the day with no two-hour period accounting for more than 27% of our average daily sales. A substantial majority of Tim Hortons restaurants are open 24 hours. Our average cheque size in both Canada and the U.S. is approximately $3.00 (includes both standard and non-standard locations).

The Tim Hortons menu consists of products such as our premium blend coffee, flavoured hot and iced cappuccinos, specialty and steeped teas, cold beverages, flavour shots in hot and cold beverages, home-style soups, chili, freshly prepared sandwiches, wraps, yogurt and berries, and freshly baked goods, including donuts, bagels, muffins, cookies, croissants, Danishes, pastries and more. We also offer a variety of breakfast sandwiches in both Canada and the U.S., including the sausage/bacon and egg on a biscuit or bagel and more recently, on an English muffin. New product offerings have historically contributed significantly to same-store sales growth. In 2009, we reinforced our commitment to providing customers with value by focusing advertising and promotions on product-specific items and combos. In addition to food items, Tim Hortons restaurants sell a variety of promotional products on a seasonal basis and also sell home coffee brewers, home-brew coffee, boxed teas, and other products throughout the year.

Quality controls. Our quality control programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by our franchisees (and the Company for Company-operated restaurants), with assistance from our field management. In addition, because the Tim Hortons brand is so closely linked to the public’s perception of our food quality and safety, we require our franchisees, as well as their managers and operations personnel, to complete the ServSafe® food safety program for our U.S. restaurants and Advanced.fst® for our Canadian restaurants. These programs must be completed with a passing grade and participants must be re-certified every five years. We also conduct site visits on a regular basis and, twice a year at a minimum, we perform unscheduled food safety audits. In addition, all restaurant staff must complete a multi-level food safety training module as part of their mandatory training. We also have a comprehensive supplier quality approval process, which requires all suppliers’ products to be pre-approved to our quality standards. Part of this process requires the supplier to pass on-site food safety inspections for the supplier’s manufacturing process and facilities.

Manufacturing. In 2001, a subsidiary of the Company formed a 50/50 joint venture with IAWS Group plc (now owned by Aryzta AG) (“Arytza”), to commission the construction of the Maidstone Bakeries facility, a

400,000 square foot joint venture par-baking facility located in Brantford, Ontario. This facility manufactures par-baked donuts, Timbits™ and selected breads, following traditional Tim Hortons recipes, as well as European pastries, including Danishes, croissants, and puff pastry, produced on a newly-developed production line. Those products are partially baked and then flash frozen and delivered to system restaurants, most of which have an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing and fondant, allowing the product to be served warm to the customer within a few minutes of baking. The limited space required for the Always Fresh oven allows most non-standard kiosk locations (other than self-serve and certain other kiosk locations) to provide products baked fresh on-site. Our Maidstone Coffee facility located in Rochester, New York and, therefore, part of our U.S. segment for financial reporting purposes, roasts coffee for approximately 47% of our total coffee requirements. We acquired this plant in 2001 as part of our U.S. expansion efforts. In 2009, we constructed a new coffee roasting facility in Hamilton, Ontario. Together with the new coffee roasting facility, our coffee roasting plants will have the capacity to produce at least 75% of our total coffee requirements. Our fondant and fills manufacturing facility was acquired in 2003. It produces fondants, fills, and ready-to-use glaze, which is used on a number of the products produced in the Always Fresh baking system.

Distribution. The Company is a distributor to Tim Hortons restaurants. We have five distribution centres located in Langley, British Columbia; Calgary, Alberta; Kingston, Ontario; Guelph, Ontario; and Debert, Nova Scotia. The Guelph facility is unique in our distribution system in that it distributes frozen and refrigerated products in addition to dry goods and shelf-stable products. The Guelph facility serves approximately 86% of our Ontario restaurants, which represents approximately 45% of restaurants in Canada. Under the franchise arrangements with our Canadian franchisees, each franchisee is required to purchase substantially all products, such as coffee, sugar, and restaurant supplies, from us. Canadian and U.S. franchisees are also required to purchase par-baked Maidstone Bakeries products from either us or an outside distributor, depending upon the restaurant location. We own or lease a significant number of trucks and trailers that deliver to most of our Canadian restaurants on a regular basis. We use third-party distributors to deliver all products to the U.S. restaurants and to deliver to certain limited geographic areas of Canada.

Supply chain is a critical element of our business model as it allows us to control costs to our franchisees and to service restaurants efficiently and reliably, while contributing positively to our profitability. One-stop delivery furthers these objectives of timely and efficient service for our franchisees, despite the lower profitability to us of frozen and refrigerated distribution. We continue to consider expansion of our distribution business, including frozen and refrigerated distribution to areas in Canada not supplied by the Guelph facility, if there are sufficient system benefits to do so.

We also offer home-brew coffee through various lines of distribution in Canada and the U.S., including certain grocery stores. In late 2008 through 2009, we expanded our distribution in the grocery channel in Canada. Home-brew coffee, other hot beverages and various accessories are also offered and distributed through TimShopTM. See “E-commerce Platform” below.

Combination restaurants, an ongoing relationship with Wendy’s. Since the early 1990s, TIMWEN Partnership (“TIMWEN Partnership”), owned on a 50/50 basis by the Company and Wendy’s, jointly developed the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at one location, typically with separate franchisees operating the Tim Hortons and the Wendy’s restaurants. The combination restaurants have separate drive-thrus, if the site allows for drive-thrus, but share a common entrance way, seating areas and restrooms. Separate front counters and food preparation areas are also in place for each of the two restaurant concepts. TIMWEN Partnership owns or leases the underlying real estate from a third party, develops the combination restaurants and leases, or subleases, as applicable, a portion of the location to the Company (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant).

As of January 3, 2010, there were 102 combination restaurants in the TIMWEN Partnership, all of which were in Canada, and 98 of which were franchised. We also have a small number of combination restaurants that are not held by the TIMWEN Partnership. At January 3, 2010, there were 21 such restaurants in Canada, all of which were franchised, and 30 combination restaurants in the U.S., 29 of which were franchised. For the U.S.

combination restaurants, we generally own or lease the land, and typically own the building and lease or sublease, as applicable, a portion of the location to the Tim Hortons franchisee (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). We do not intend to actively open combination restaurants with Wendy’s in future years, nor has there been significant development of these restaurants in recent years.

Credit and Cash Card Arrangements. In 2004, electronic payment systems for credit cards were implemented in the U.S. restaurants. In 2007, we introduced electronic payment systems in Canada to allow for payment by credit card. By the end of December 2009, the electronic payment roll out (including our Tim Card®, see below) was in place at approximately 2,700 locations in Canada and 500 locations in the U.S.

We have a Tim Card quick-pay cash card program. The Tim Card is a reloadable cash card that can be used by customers for purchases at system restaurants. Customers can reload the Tim Card online at www.timhortons.com. Our electronic payment systems provide customers with more payment options and are expected to improve speed of service. As of January 3, 2010, “Restricted cash and cash equivalents” and “Restricted investments,” which represent outstanding customer deposits on our Tim Card, totaled $80.8 million ($62.3 million as of December 28, 2008).

E-commerce Platform. In late 2008, we launched the TimShop, an e-commerce platform, which currently serves Canadian residents. Customers may order a range of items online such as gift baskets, coffee brewers, travel mugs, and our full canned beverage line-up of coffee, teas, cappuccinos and hot chocolate, at shop.timhortons.com.

Source and Availability of Raw Materials

We and our franchisees have not experienced any material shortages of food, equipment, fixtures, or other products that are necessary to restaurant operations. We currently do not anticipate any shortages of products. Alternative suppliers are available for most of our products, although we currently source some of our beverage and food offerings from a single supplier. As described below, in the event of an interruption in supply from any of these sources, our restaurants could experience shortages of certain products. While customers might purchase other products when a desired menu item is unavailable, this might not entirely offset the loss of revenue from the unavailable products.

While we have multiple suppliers for coffee, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high quality coffee beans at acceptable prices. It may be necessary for us to adjust our sources of supply from time-to-time to achieve the desired blend, and we expect that we will continue to be able to do so.

Our food products are sourced from a combination of third-party suppliers and our own manufacturing facilities, such as the Maidstone Bakeries joint venture and Maidstone Coffee. The Maidstone Bakeries facility, which is owned and operated by a 50/50 joint venture between one of the Company’s subsidiaries and Arytza, supplies all of the par-baked donuts and Timbits, and a significant portion of other bread products, to system restaurants. In addition, commencing in 2008, the Maidstone Bakeries facility began supplying our restaurants with European pastries, including Danishes, croissants, and puff pastry.

The agreements governing the Maidstone Bakeries joint venture contemplate various procedures giving rise to the termination of our participation in the joint venture, including a compulsory buy/sell procedure (which either party may initiate), a right of first offer/refusal, and various rights to terminate upon the occurrence of specified events, referred to as “triggering events,” and pursuant to written consent of the other party. We have retained the right to continued use of our recipes for donuts and Timbits manufactured by the joint venture after a termination of the joint venture. Arytza could, after termination of the joint venture agreements, build its own par-baked goods manufacturing facility using its independent rights to the par-baking technology and, under certain circumstances, manufacture and sell par-baked donuts to our competitors, provided it did not use our recipes. In addition to the foregoing, the Company’s purchase rights, which generally extend for seven years from the termination of the joint venture agreements, could expire before the expiration of seven years if a triggering event occurs with respect to the Company and Arytza takes action to terminate the Company’s supply agreement with the joint venture.

Under certain circumstances, including in connection with a termination of the joint venture, we may be required to purchase products currently sourced from the Maidstone Bakeries facility at a higher cost, build our own facility to manufacture these products, or find alternative products and/or production methods, any of which would cause us to incur significant start-up and other costs. Due to the proprietary nature of the manufacturing process, alternative suppliers for the full line of our donuts and Timbits are not readily available, although there are alternate suppliers for a limited line of par-baked donuts, and for our bread products and European pastries. As a result, if the facility’s operations were negatively impacted by an unexpected event, our restaurants could experience shortages of donuts, Timbits, European pastries, and other bread products sourced from the Maidstone Bakeries facility. We expect that any such shortage for most products would be for a limited period of time, until such products could be sourced from alternate suppliers, except for certain par-baked donuts and Timbits, for which we have not identified alternate suppliers. Any product shortages, however, even of a limited duration, could negatively affect our sales as well as injure our relationships with franchisees and our customers’ perception of Tim Hortons and our brand.

Commencing in 2009 with the addition of our second plant in Hamilton, Ontario, a larger percentage of Tim Hortons system restaurants will purchase coffee that is roasted and blended at our two Maidstone Coffee facilities, although we have additional third-party suppliers. Our fondant and fills manufacturing facility produces and is the sole supplier of ready-to-use glaze and certain fondants and fills which are used on a number of the products produced in the Always Fresh baking system. However, should our facility be unable to supply ready-to-use glaze, it may be replicated by store-level operations, and should our facility be unable to supply fondants and fills, we believe substitute fondants and fills could be supplied by third parties. We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. We purchase those raw materials and supplies from multiple suppliers and generally have alternative sources of supply for each.

World markets for some of the commodities that we use in our business (such as coffee, wheat, edible oils and sugar) have experienced high volatility, and in some cases in 2009, record high prices. Commodity costs have now declined from these recent record highs, but they are still currently above historically normal prices. In addition, increased volatility and higher prices remain a possibility in 2010. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain degree, if costs were to increase in 2010, we could be forced to raise prices at our restaurants, which could negatively affect sales. In addition, we purchase certain products, such as coffee, in U.S. dollars. As the Canadian dollar strengthens against the U.S. dollar, these products become less expensive for us and, therefore, our Canadian franchisees. In addition, as the U.S. dollar weakens against the Canadian dollar, certain other products become more expensive for our U.S. franchisees. As a result, although world commodity prices have increased, the positive impact of foreign exchange has partially offset the overall effect to us of such price increases. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.” See also our “Risk Factors” in Item 1A.

Franchise and Other Arrangements

Franchisees. Our objective is to have franchisees own substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants for franchisee training. We may also continue to own restaurants in the U.S. for a longer period of time in our developing markets. As of January 3, 2010, franchisees owned or operated 99.6% of our Canadian restaurants and 99.1% of our U.S. restaurants.

Our franchisees operate under several types of license agreements, with a typical term for a standard restaurant of ten years plus aggregate renewal period(s) of approximately ten years. Commencing in 2009 for new arrangements and renewals, for franchisees who lease land and/or buildings from the Company, the license agreement typically requires a royalty payment of 4.5% of weekly gross sales of the restaurant, as defined in the license agreement. Under a separate sublease, franchisees typically pay monthly rental based on a percentage (usually 8.5%) of monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty is typically increased. Under the license agreement, each franchisee is required to make contributions to an advertising fund based on a percentage of restaurant gross sales, further described under “Advertising and Promotions,” below.

Generally, we retain the right to reacquire a franchisee’s interest in a restaurant. To keep system restaurants up-to-date, both aesthetically and operationally, our license agreements require a full-scale renovation of each system restaurant by the franchisee, including our non-standard restaurants, approximately every ten years. We typically contribute up to 50% of the funding required for certain front-of-store construction costs incurred in connection with renovations on property that we own or lease.

In Canada, and generally in the U.S., we have not granted exclusive or protected areas or territories to franchisees. The license is a “location” license only, and we reserve the right to grant additional licenses for Tim Hortons restaurants at any other location. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, vary and are negotiated on a case-by-case basis.

The Company reserves the right to terminate the license agreement for a variety of reasons described in the underlying agreement.

Other Arrangements. In certain circumstances, including for most franchisees new to the system, we will enter into arrangements, typically called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. These are not typical franchise relationships. Such arrangements usually require the operator to pay approximately 20% of the restaurant’s weekly gross sales, as described in the operator agreement, to the Company. Additionally, the operator will be responsible for paying all trade debts, wages and salary expenses, maintenance and repair costs, taxes, and any other expenses incurred in connection with the operation of the restaurant. These operators also make the required contributions to our advertising funds, described below. In any such arrangement, the Company and the operator each have the option of terminating the agreement upon 30 days notice. Although we do not consider our operators as typical franchisees, for purposes of this Form 10-K, references to franchisees include these operators, and references to license agreements include these operator agreements, unless otherwise indicated. Under Financial Accounting Standards Board Accounting Standards Codification™ 810 – Consolidation (formerly FASB Interpretation 46R – Consolidation of Variable Interest Entities – an Interpretation of ARB 51 (revised December 2003), we are required to consolidate the financial results of certain of these operators. Additional detail regarding these arrangements for operators that are consolidated, as well as additional detail regarding the consolidation, is set forth in Note 1 to the Consolidated Financial Statements.

We have developed a franchise incentive program for U.S. franchisees that provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. Commencing in 2008, payment for the purchase of those assets is deferred for a period of 104 weeks from the date of opening, and the franchisee has the option to pay the initial franchise fee, including interest thereon, over this period as well. The royalty rate and rent rate are consistent with the standard rates referred to above for U.S. restaurants. After the 104 week initial period, the royalty rate and rental rate returned to the standard amount referred to above for U.S. restaurants. Payment for the equipment package is due and owing at that time. In addition, at the conclusion of the franchise incentive program, if our franchisees are unable to secure financing for the equipment package, we may extend the necessary financing to these franchisees. See Notes 1 and 5 to the Consolidated Financial Statements for additional details regarding the franchise incentive program and related notes receivable.

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

Advertising and Promotions

Our marketing is designed to create and extend our brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” We use radio, television, online advertising, and event sponsorship, as well as our highly visible community caring programs, and our Tim Card, to reinforce this brand image with our customers. In addition, the LCD video screens at restaurants enhance communications with customers at the point of purchase. We also host a website at everycup.ca and everycup.com which invites customers from Canada and the U.S. to share their stories and experiences with Tim Hortons. In 2009, Tim Hortons launched a Facebook page that has attracted over 500,000 fans.

National Marketing Program. Franchisees fund substantially all of our national marketing programs by making contributions to our Canadian or U.S. advertising funds, which were established to collect and administer contributions for advertising efforts. In fiscal 2009, franchisees and Company-operated restaurants in Canada contributed approximately $169 million (approximately 3.5% of their sales) to the Canadian advertising fund. Although the franchise or license agreement requires contributions of up to 4% of sales, we have voluntarily reduced the current contribution to 3.5%, but retained the right to increase the contribution at any time. In addition, in order to assist our franchisees during the challenging economic times in 2009, our Canadian franchisees were eligible to receive a rebate of 0.25% of the 3.5% in limited circumstances for contributions made during July through December 2009. Franchisees and Company-operated restaurants in the U.S. contribute 4.0% of their sales to the U.S. advertising fund. We have made, and from time to time may make at our discretion, additional contributions to the U.S. advertising fund to invest in specific programs in the U.S. to support the growth of our brand in our developing markets. We have national advisory boards of elected franchisees. The mandate for these boards includes responsibility for matters related to the Canadian and U.S. advertising funds, respectively, including promotions, operations, and research and development.

Regional Marketing Programs. Part of the national marketing program contribution is allocated to regional marketing groups (approximately 318 in Canada and 26 in the U.S.). The regional marketing groups sponsor and support locally targeted marketing programs. We also support these regional marketing groups with market strategy and regional plans and programs.

Required franchisee contributions to the advertising funds, and the allocation to local and regional advertising programs, are governed by the respective franchise agreements between the Company and its franchisees. Contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as those made by franchised restaurants.

See Note 8 to the Consolidated Financial Statements for further information regarding advertising.

Competition

In Canada, we have the leading market position in the quick service restaurant segment, based on systemwide sales and number of restaurants, with a strong presence in every province. According to industry market studies, our system restaurants represented 40% of the Canadian quick service restaurant sector for the 12 months ended November 2009 and 83% of the coffee/donut/gourmet coffee/tea sector of the Canadian quick service restaurant sector for the same period, in each case based on number of customers served. We believe our presence in key markets and our ability to leverage our scale in advertising will make it possible to maintain and extend our market leadership position in Canada over 2010.

In the U.S., we have developed a regional presence in certain markets in the northeast and midwest, but we are still relatively unknown, even in many areas where we have a presence. We currently compete with specialty coffee retailers, baked goods retailers, sandwich shops, and gas and other convenience locations, ranging from small local independent operators to well-capitalized national and regional chains, such as McDonald’s®, Wendy’s, Starbucks®, Subway® and Dunkin’ Donuts®. Many of our competitors in the U.S. are significantly larger than us, based on total systemwide sales and number of restaurants, and, therefore, have substantially greater financial, marketing, personnel and other resources.

We compete in the quick service restaurant segment in Canada and the U.S. We face significant competition with a wide variety of restaurants on a national, regional, and local level, including quick service restaurants and fast-casual restaurants focused on specialty coffee, baked goods, and sandwiches, as well as gas and other convenience locations that sell food and beverages. The size and strength of our competitors vary by region, and there are numerous competitors in nearly every market in which we conduct business or expect to enter. We believe competition within the quick service restaurant segment is based on, among other things, product quality, concept, atmosphere, customer service, convenience and price. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing, general brand acceptance, and new product development by us and our competitors are also important factors. The prices charged by us for menu items may vary from market to market depending on competitive pricing and the local cost structure. Additionally, we compete with quick service restaurants and other specialty restaurants for personnel, suitable restaurant locations, and qualified franchisees.

Competition in both Canada and the U.S. continues to intensify as new players enter the coffee market, and quick service restaurants have focused efforts on specialty coffee and other coffee-based beverages and baked goods. Also, our competitors in the coffee and baked goods sector are continuing to expand their food offerings, particularly during breakfast, a key daypart for us. A number of our competitors have also commenced and/or intensified discounting (heightened by the continuing economic challenges in North America) and “combo” or value-pricing practices, as well as free product promotions. This cross-over of brands and menu offerings, and general increased competition on price and other factors, is expected to continue. In 2009, we offered targeted “combo” food programs and product pairings at a variety of value points, with the intent to strengthen and build on our price/value position and to enhance this message with our consumers in a tangible way.

We plan to continue expanding in the U.S., including potentially into areas where customers are unfamiliar with our brand. We will likely need to build brand awareness in those markets through advertising and promotional activity. We do not get the same leverage from our television marketing activities in the U.S. because our restaurants are spread across numerous distinct markets that require local purchases for television advertising, as opposed to leveraging local or regional advertising across larger marketing areas that are more highly penetrated with our restaurants. Many of the U.S. markets into which we may expand have competitive conditions, consumer tastes and discretionary spending patterns that may differ from our existing Canadian markets. We may need to adapt our brand and our restaurants to those markets. In addition, our position as a new entrant in certain U.S. regional markets makes us more vulnerable to competitive promotional activity from other more established brands in those markets and to increased competition for restaurant locations, customers, and franchisees. In certain markets in the U.S., we open restaurants that are less successful and may adversely impact surrounding locations for a period of time. Such decisions are based on a long-term view of strengthening and expanding our business in the U.S.

Trademarks and Service Marks

We have registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. We have also registered various internet domain names, including www.timhortons.com, www.rolluptherimtowin.com, www.timcard.ca, shop.timhortons.com, everycup.ca and everycup.com. Some of our most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons and Always Fresh Oval Background Design;

•	Roll Up The Rim To Win®;

•	Timbits; and

•	Tim Card.

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

In 2009, we entered into a Master License Agreement with Kahala Franchise Corp. giving us the exclusive right to use the Cold Stone Creamery® trade marks in Canada together with the right to sub franchise said marks on an exclusive basis. In 2009, we also entered into a Master License Agreement with Kahala Franchise Corp. giving us the right to use the Cold Stone Creamery trade marks in the United States, together with the right to sub license said marks.

Sustainability and Responsibility

Sustainability and Responsibility at Tim Hortons is the way we formalize how we make a true difference for individuals, communities and the planet – everyday. Our Sustainability and Responsibility framework focuses on three main pillars. Individuals: Tim Hortons respects individuals and encourages them to achieve their very best. Communities: Tim Hortons believes it has a positive role to play in enabling communities to thrive and grow. The Planet: Tim Hortons understands changes in the environment need to be managed, and we embrace our responsibility to do our part. We have developed overarching commitments within each pillar along with supporting goals. Comprehensive key performance indicators for our goals will be developed and performance compared to our goals will be tracked and communicated through the publication of an annual sustainability and responsibility report commencing in 2011 that will be generally aligned with the Global Reporting Initiative Sustainability reporting guidelines.

Sustainability and Responsibility Strategy. In 2009, we finalized a comprehensive sustainability and responsibility strategy for the Company. This strategy was designed to coordinate our policy development, existing strategies and activities within areas typically defined as sustainability and corporate responsibility. The development of this strategy involved a comprehensive internal and external assessment that included identifying best practices from both within and outside of the North American quick service restaurant sector, as well as identifying risks and opportunities. The process also included identifying activities relevant to our business and brand and assigning priorities to those activities. Analysis conducted as part of the strategy development process demonstrated that there was a significant range of activities already underway within the Company and that many potential opportunities could be created using a systemic approach to sustainability and responsibility. Our sustainability and responsibility strategy charts a multi-year roadmap for Tim Hortons.

Governance and Accountability for Sustainability and Responsibility. The Tim Hortons Board of Directors has overall oversight for sustainability and responsibility. Our Nominating and Corporate Governance Committee administers this accountability on behalf of the Board, including with respect to oversight of: sustainability and responsibility policy development; the implementation of our sustainability and responsibility strategy and supporting implementation and resource plans; and the establishment of organizational sustainability and responsibility commitments and external reporting.

Management of Risks and Opportunities. The assessment and management of risks and opportunities is embedded as part of our sustainability and responsibility strategy and supporting implementation plan. Key aspects of our approach include: the assessment of sustainability and responsibility impacts of major business decisions; the integration of sustainability and responsibility into the Company’s Enterprise Risk Management process; monitoring our relations with our stakeholders; the assessment of sustainability and responsibility trends and consideration of public policy, consumer, corporate, general public trends, issues, and developments that may impact the Company.

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

International Operations

We have self-serve kiosks in the Republic of Ireland through offerings at gas and other convenience locations, primarily under the Tim Hortons brand but also under other brands owned by Tim Hortons. These kiosks offer our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. We also introduced a similar concept at gas and other convenience locations in the United Kingdom in 2008, where we have 85 such units. In addition, we have begun to experiment with larger footprints and drive-thrus at certain of these sites. As of January 3, 2010, there were a total of 206 units in the Republic of Ireland, 203 of which were self-serve and three of which were full-serve, licensed as Tim Hortons restaurants. As of January 3, 2010, we have continued our temporary location in Kandahar, Afghanistan, which is a full-serve location.

See Item 2 “Properties” for a listing of our international locations by country. We include the self-serve kiosks and full-serve restaurants as licensed locations under “International Operations,” as described under Item 2 “Properties,” but not in our U.S. or Canadian restaurant counts.

Our financial and other business arrangements for international locations (and for international development in general) are likely to differ from our traditional development models. We believe these international activities (and others we may test or undertake in the future), provide us with opportunities to evaluate a variety of new strategies for the development of our brand, which, if successful, may be adapted to existing markets as well as other new markets. In the fourth quarter of 2009, we announced that we initiated a strategic planning process pertaining to future international growth. For additional information, see “Business Overview and 2010 Objectives” above.

Seasonality

Our business is moderately seasonal. Revenues and operating income are generally lower in the first quarter due, in part, to a lower number of new restaurant openings and consumer post-holiday spending patterns. First quarter revenues and operating income may also be affected by severe winter weather conditions, which can limit our customers’ ability to visit our restaurants and, therefore, reduce sales. Revenues and operating income generally build over the second, third, and fourth quarter and are typically higher in the third and fourth quarters due, in part, to a higher number of restaurant openings having occurred year-to-date, cooler weather potentially increasing sales of such products, such as hot coffee, and, in the fourth quarter, sales of holiday-packaged coffee and other merchandise. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Employees

Our principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). We have ten other regional offices, including our five distribution centres. Our manufacturing facilities are located in Rochester,

New York, Hamilton, Ontario and Oakville, Ontario. Our other regional offices (other than our distribution and manufacturing facilities) are located in Lachine, Quebec; Brighton, Michigan; Williamsville, New York; and West Greenwich, Rhode Island. As at January 3, 2010, we had approximately 1,839 employees in our principal offices, regional offices, distribution centres, and manufacturing facilities. We also have four employees that work on international activities in the Republic of Ireland and the U.K.

As at January 3, 2010, the Company operated directly (without franchisees) 13 restaurants in Canada and five restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at January 3, 2010 was approximately 164, with another approximately 228 employees working part-time, bringing the total number of our restaurant employees to approximately 392. None of our employees is covered by a collective bargaining agreement. At franchised locations, employees are hired and managed by the franchisees and not the Company.

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

Our restaurants have not been the subject of any material environmental investigations or claims of which we are aware. Our current practice is to conduct environmental due diligence when considering potential new restaurant locations or other company-owned facilities. This due diligence typically includes a Phase I Environmental Site Assessment, which will not necessarily identify all environmental conditions associated with a property and, if warranted, a Phase II Environmental Site Assessment to specifically test that location for contaminants. Appropriate action is taken, as needed, to resolve any issues.

Some municipal governments and environmental advocacy groups have begun to focus on the level of emissions from vehicles idling in drive-thrus. Some municipalities have indicated that they are considering implementing a moratorium on drive-thru development along with a restriction on drive-thru operations on smog-alert days. Anti-idling by-laws are also being considered in various communities, on both public and private lands. If such restrictions, moratoriums and/or by-laws are imposed, they could have a substantial negative impact on our business and would limit our ability to develop restaurants with drive-thrus.

In addition, global climate change has the potential to impact weather in regions where we source our agricultural commodities, including coffee. Agricultural production can be affected by variations in weather and resulting physical impacts to the environment. On a year-to-year basis, weather variations can impact the overall supply and demand of agricultural commodities and the price we pay for these commodities on the world market. With respect to emerging climate change legislation, the Canadian government has indicated that it will delay its own climate policy until the shape of U.S. and global agreements become more clear. Proposed cap and trade systems and/or new carbon taxation may present risks or opportunities that will likely be unique to every business sector. We are unable to predict the effect on our operations of possible future environmental legislation or regulation in these areas.

Packaging stewardship fee programs and a current focus by provincial governments in Canada on producer responsibility for all packaging requires additional expenditures to manage our packaging waste. Stewardship fee programs require all industry stewards with branded packaging, such as Tim Hortons, to contribute to a fund to cover some of the costs of residential recycling programs. Fees are based on the volume of packaging enumerated by the industry steward, whether or not the packaging is collected and recycled in residential blue box programs. Generally, the required fees increase annually. These programs currently exist in Ontario (Ontario is also now considering a 100% industry funded program) and Quebec, and will be implemented in Manitoba in 2010. Other Canadian provinces may follow suit.

Government Regulations and Affairs

The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thrus), environmental (including litter and drive-thru emissions), traffic and transportation, land transfer tax, and other regulations. Restaurant operations, including our restaurants and our manufacturing and distribution facilities, are also subject to licensing and regulation by state, provincial, and local departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial, and state labour laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990 and similar Canadian provincial legislation that can have a significant impact on our franchisees and our performance. See also “Environmental Matters” above regarding environmental regulations affecting the Company.

A number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, and New Brunswick, have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. The Province of Manitoba is also considering such legislation. Franchising activity in the U.S. is also regulated by the U.S. Federal Trade Commission. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee, duties of good faith as between the franchisor and the franchisee, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The Province of Manitoba and certain U.S. states, as well as the U.S. Congress, have also considered or are considering legislation of this nature. We have complied with requirements of this type in all applicable jurisdictions. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of the future enactment of additional legislation or modifications of existing legislation.

Governments and consumer advocacy groups are encouraging alternative food processing methods that will result in significant reductions in trans fatty acids (“TFA”), and legislation has recently been enacted in Canada, and has been enacted or is being considered in certain areas of the U.S., that will introduce new nutritional labeling for foods, including those that contain TFA. During 2006, significant progress was made to reduce trans fat in most of our products to at or below acceptable levels in Canada and the U.S.

Certain local governmental authorities, such as New York City, have banned TFA and also may require posting of calorie count information on menu boards. We continue to research approaches to allow us to further reduce the amount of TFA in our products while still maintaining the taste and quality that consumers desire.

Ontario and British Columbia, have recently announced the proposal to harmonize their provincial sales tax (“PST”) with the federal goods and services tax (“GST”) into a single harmonized sales tax (“HST”), effective July 1, 2010. Other provinces, namely, Nova Scotia, New Brunswick and Newfoundland previously implemented HST legislation. The Province of Ontario recently announced the extension to the HST of the provincial exemption related to prepared foods costing less than $4.00, allowing consumers to continue to purchase low-cost prepared food without an additional tax burden. British Columbia, however, has not extended any similar exemption to prepared foods. We expect that HST legislation, if enacted in the future without mitigating approaches such as point of sales rebates or other exemptions for low-cost prepared foods, may have a negative impact on consumer behavior. We continue to explore with the assistance of the Restaurant Associations, alternate mitigating approaches for the British Columbia HST proposal. We cannot, however, predict the likelihood of acceptance of mitigating approaches or the future enactment of HST in other provinces and, accordingly, we cannot predict the possible impact to our operations.

Relationship with Wendy’s

In March 2006, we entered into certain agreements, including a tax sharing agreement, with Wendy’s in connection with our IPO and separation from Wendy’s. Although certain of the provisions of the separation agreements survive, only the tax sharing agreement remains active.

The tax sharing agreement, as amended, contains provisions which address, among other things, the tax liability of the parties during the period for which we were part of Wendy’s consolidated group, tax reporting rights and obligations, indemnification rights and obligations, and cooperation between the parties, including with respect to cross-border audits and assessments by tax regulatory authorities. Pursuant to the tax sharing agreement, Wendy’s has control over most of the Company’s U.S. (which may impact our Canadian) tax decisions for periods ended prior to September 29, 2006, and has the sole authority to respond to and conduct certain tax proceedings and audits relating to such period and to determine the amount of the Company’s liability to or entitlement to payment from Wendy’s. The provisions of the tax sharing agreement with Wendy’s, as subsequently amended on November 7, 2007 (the “agreement”), set forth the principles and responsibilities of Wendy’s and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The agreement is applicable for all taxation periods up to September 29, 2006. Commencing September 30, 2006, we became a standalone public company and, as a result, we file all U.S. tax returns independently from Wendy’s from that date forward. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As several years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes. No payments have been made by either party to the other under this agreement during fiscal 2009.

Availability of Information

We are currently a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result, we are no longer subject to the same Exchange Act filing requirements to which THI USA was subject. However, for purposes of providing continuity with our previous periodic reports under the Exchange Act as a U.S. domestic registrant, we currently continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”), instead of the reporting forms available for foreign private issuers.

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the SEC and with Canadian securities regulators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.	Risk Factors

Certain information contained in this Annual Report on Form 10-K (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” The forward-looking statements contained in this Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, the risks and uncertainties discussed below, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking information and statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of a material increase in competition within the quick service restaurant segment of the food service industry; the absence of an adverse event or condition that damages our strong brand position and reputation; continuing positive working relationships with the majority of the Company’s franchisees; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; the absence of any material adverse effects arising as a result of litigation; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in this Report and are further cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenue, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at store level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased customer demand for our products resulting in lower sales, revenue, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of a material increase in competition within the quick service restaurant segment of the food service industry; the absence of an adverse event or condition that damages our strong brand position and reputation; continuing positive working relationships with the majority of the Company’s franchisees; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; the absence of any material adverse effects arising as a result of litigation; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for any other purposes.

Throughout these risk factors, the words “include,” “including” or words of similar effect mean “include, without limitation” or “including, without limitation,” as applicable.

The quick service restaurant segment is highly competitive, and competition could lower our revenues, margins, and market share.

The quick service restaurant segment of the food service industry is intensely competitive. Tim Hortons restaurants compete with international, regional, and local organizations primarily through the quality, variety, and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising, marketing and operational programs, price, changing demographic patterns and trends, changing consumer preferences and spending patterns or a desire for a more diversified menu, changing health or dietary preferences and perceptions and new product development. Discounting and free sampling activities by our major competitors have intensified. In addition, some of our competitors, particularly in the U.S., have substantially greater financial and other resources than we do, including larger marketing budgets and greater leverage from marketing spend, which may provide them with a competitive advantage. In addition, Tim Hortons restaurants compete within the food service industry and the quick service restaurant segment not only for customers but also for management and hourly employees, suitable real estate sites, and qualified franchisees. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, the loss of market share, and the inability to attract qualified franchisees.

Our growth strategy and other important strategic initiatives may not be successful and may expose us to additional risk.

Our growth strategy to a large extent depends on our ability to increase the number of Tim Hortons restaurants through internal growth and potentially through strategic initiatives (such as acquisitions, joint ventures, and alternative business models, such as self-serve kiosks) and increased emphasis (especially outside Canada) on non-standard restaurant development and other initiatives. However, we may not be able to achieve our growth objectives, new restaurants may not be profitable, and strategic initiatives may not be successful and may expose us to various risks.

The addition of a number of new restaurants in a market may negatively impact the same-store sales and profitability of restaurants already existing in the market. If our new restaurants are not profitable or if new restaurants negatively affect the profitability of existing restaurants, we may be unable to carry out our business model of franchising the new or existing restaurants, or we may be delayed in doing so, as we could have difficulty finding qualified franchisees willing to participate in our expansion or we may desire that the restaurant reach minimum profitability levels before franchising the restaurant. This could limit our ability to expand or make it harder for us to find qualified franchisees, either of which would likely hurt revenue growth and operating results. We may also need to provide relief and support programs for our franchisees in developing markets as well as expand our financing support programs or extend financing on more generous terms than would be available from third parties, either of which could increase our costs and thus decrease net income. Alternatively, if we have interested franchisees, we may offer the restaurant to a franchisee on an operator or other agreement, which may also result in an increase in franchisee relief and support costs. We have often found that as we continue our progression to franchised restaurants in our developing markets, our franchisee relief and support costs increase, which may result in lower earnings and profits in the short-term. We may also continue to own and operate the underperforming restaurant(s) corporately, which directly affects our sales and earnings.

We may also enter markets where our brand is not well known and where we have little or no operating experience. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets; as a result, new restaurants in those markets may be less successful than restaurants in existing markets. When we enter new regions and markets, we will need to build brand awareness in those markets through advertising and promotional activity, and those activities may not promote our brand as effectively as intended, if at all. For example, our advertising expenditures in the U.S., particularly with respect to television advertising, do not yield the desired leverage across various marketing areas because our regional markets do not overlap to a significant degree, and we have not achieved significant market penetration in all regions.

Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy, and operating costs than restaurants in existing markets. Additionally, when expanding into international markets, we may also have difficulty finding suppliers and distributors that can provide us with adequate supplies of ingredients meeting our standards. Sales at restaurants opened in new markets may take longer to reach expected sales and profit levels, and may never do so, thereby affecting our overall financial condition. Our failure to successfully implement growth and various other business strategies and initiatives related to international development may have a negative impact on the operation of our business and may result in increased costs or inefficiencies that we cannot currently anticipate. Expansion into new international markets carry risks similar to those risks described above relative to expansion into new markets in the U.S.; however, some or all of these factors may be more pronounced in markets outside Canada and the U.S. due to cultural, economic and regulatory differences.

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

We also intend to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures, which are subject to many of the same risks that also affect new store development. In addition, these transactions involve various other risks, including accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key personnel of an acquired business; the Company’s ability to achieve projected economic and operating synergies; difficulties successfully integrating, operating, maintaining and managing newly-acquired operations or employees; difficulties maintaining uniform standards, controls, procedures and policies; the possibility the Company could incur impairment charges if an acquired business performs below expectations; unanticipated changes in business and economic conditions affecting acquired business; ramp-up costs, whether anticipated or not; the potential for the unauthorized use of the Company’s trademarks and brand name by third parties; the possibility of a breach of contract or spoliation of the business relationship with a third party; the potential negative effects such transactions may have on the Company’s relationship with franchisees; the potential exposure to franchisees and others arising from the Company’s reliance on and dissemination of information provided by third parties; and diversion of management’s and franchisees’ attention from the demands of the existing business. In addition, there can be no assurance that the Company will be able to complete the desirable transactions, for reasons including restrictive covenants in debt instruments or other agreements with third parties, including the Maidstone Bakeries joint venture arrangements or a failure to secure financing in tight credit markets.

Strategic alliances have been and will continue to be a focus for our growth. There can be no assurance that: significant value will be recognized through such strategic alliances; we will be able to maintain our existing strategic alliances; or, we will be able to enter into new strategic relationships in the future. While we believe we could ultimately take action to terminate any alliances that prove to be unsuccessful, we may not be able to identify problems and take action quickly enough and, as a result, our brand image and reputation may suffer, or we may suffer increased liabilities, costs and other financial burdens. Entry into strategic alliances may expose us to additional risks which may adversely affect our brand and business and decrease our revenue and growth prospects. Our co-branding relationship with Cold Stone Creamery has provided positive results and made significant contributions to same-store sales in the U.S. segment during 2009. As a result, the unwinding of our co-branding relationship with Cold Stone Creamery for any reason may negatively impact our U.S. segment.

We have developed and plan to implement various strategic plans and initiatives commencing in 2010. Our financial outlook and long-range aspirational EPS targets are based on the successful implementation, execution, and customer acceptance of such plans and initiatives. The failure of any of which could cause us to fall short of achievement of our financial objectives and long-range goals.

Food safety and health concerns may have an adverse effect on our business.

Incidents or reports, whether true or not, of food-borne illness (such as e-coli, listeria, bovine spongiform encephalopathy, hepatitis A or salmonella); and, injuries caused by or claims of food tampering, employee hygiene and cleanliness failures or impropriety at Tim Hortons or other quick service restaurants unrelated to Tim Hortons could result in negative publicity, damage our brand value and potentially lead to product liability or other claims. Any decrease in customer traffic or temporary closure of any of our stores as a result of such incidents or negative publicity may have a material adverse effect on our business and results of operations.

Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.

From time to time, we are subject to claims incidental to our business, such as illness or injury relating to food quality or food handling. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. These types of claims could harm our brand reputation, making it more difficult to attract and retain qualified franchisees and grow the business. We may also be subject to claims from employees, customers, and others relating to health and safety risks and conditions of our restaurants associated with design, construction, site location and development, indoor or airborne contaminants and/or certain equipment utilized in operations. In addition, from time to time, we face claims from: our employees from time-to-time relating to employment or labour matters, including potentially class action suits, regarding wages, discrimination, unfair or unequal treatment, harassment, wrongful termination, or overtime compensation; our franchisees and/or operators regarding their profitability (which is a present claim against us), wrongful termination of their franchise or operating (license) agreement, as the case may be, or other franchisee relationship matters; taxation authorities regarding certain tax disputes; or, other stakeholders or business partners. We are also exposed to a wide variety of falsified claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management attention and increase costs, including costs associated with defending such claims. Any negative publicity resulting from these claims may adversely affect our reputation. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluation prove incorrect, our exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations. If successful, any such claims could adversely affect our business, financial condition, and financial results. With respect to franchisee litigation, see Item 3 “Legal Proceedings.”

Our success depends substantially on the value of the Tim Hortons brand and our Canadian segment performance.

Our success is dependent to a large part upon our ability to maintain and enhance the value of our brand, our customers’ connection to our brand, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our relationships with third parties with whom we enter into strategic alliances, our development efforts in domestic and foreign markets, land use and site and building development for our restaurants (including equipment, environment, and health and safety issues), or the ordinary course of our or our franchisees’ business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as: actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; illegal activity targeted at us; and incidents occurring at or affecting our strategic business partners, affiliates, or corporate social responsibility programs. Our brand could also be damaged by falsified claims or the quality of products from vertically integrated manufacturing facilities. Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, lower earnings and profits.

In addition, the Tim Hortons brand is synonymous with our ability to deliver quality food products at value prices. If we are unable to maintain in Canada, or unable to maintain and/or achieve in other markets, an appropriate price/value relationship for our products in the minds of consumers, our ability, by and through our franchisees and independently, to increase or maintain same-store sales may be affected. Our ability to maintain or achieve the appropriate price/value relationship also may be affected by discounting activity of competitors, which can be extremely aggressive.

Our financial performance is highly dependent on our Canadian operating segment, which accounted for approximately 86.7% of our consolidated revenues, and the majority of our profit, in 2009. Any substantial or sustained decline in our Canadian business would materially and adversely affect our financial performance.

Our distribution operations and supply chain are subject to pressures and risks, many of which are outside our control that could reduce the profitability of our operations.

Our distribution operations and supply chain may be impacted by various factors, some of which are beyond our control, that could injure our brand and negatively affect our results of operations and our ability to generate expected earnings and/or increase costs, including:

•

transportation and/or shipping costs, including but not limited to energy and fuel costs (and/or fuel shortages) for our fleet of trucks and trailers or increased costs from third-party transportation companies that make deliveries to system restaurants from our five distribution centres;

•	inclement weather, which could affect the cost and timely delivery of ingredients and supplies;

•	increased food and other supply costs;

•	the risks of having a single source of supply for certain of our food products, including certain par-baked goods, iced cappuccinos, and other popular food products;

•

shortages or interruptions in the availability or supply of perishable food products and/or their ingredients, which could affect the availability, quality, and cost of such food products and ingredients, as well as other factors that could affect the quality of products we supply;

•	potential negative impacts on our relationship with our franchisees associated with the increase of required purchases or prices of products purchased from our distribution business; and

•	political, physical, environmental or technological disruptions in our own or our suppliers’ manufacturing and/or warehouse plants, facilities, or equipment.

See additional disclosure under “Sources and Availability of Raw Materials” in Item 1 of this Report that is incorporated in this section by reference.

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

A substantial portion of our earnings come from royalties and other amounts paid by franchisees, who operated 99.5% of the Tim Hortons restaurants as of January 3, 2010. Our franchisees are independent contractors and, as a result, the quality of their operations may be diminished by factors beyond our control.

Some franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements and may not train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability. Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater control over their respective restaurant systems and have greater flexibility to implement operational initiatives and business strategies. Our success will also continue to depend on our ability to attract and retain qualified franchisees.

Since we receive revenues in the form of royalties, fees and rents from our franchisees, our revenues and profits would decline and our brand reputation could also be harmed if a significant number of franchisees were to: experience operational failures, including health and safety exposures; experience financial difficulty; be unwilling or unable to pay us for food and supplies or for royalties, rent or other fees; fail to enter into renewals of franchise or license agreements; or experience any labour shortages or significant increases in labour or other costs of running their businesses. In addition, the ability of franchisees to finance the equipment and renovation costs or improvements and additions to existing restaurants, and our acquisition of restaurants from or sale of restaurants to franchisees, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds. A weakening in franchisee financial stability would have a negative impact on our business and may cause us to finance such purchases for our franchisees or, if we elect not to do so or we are unable to do so, our ability to grow our business may be adversely impacted.

Although we generally enjoy a positive working relationship with the vast majority of our franchisees, active and/or potential disputes with franchisees could damage our brand reputation and/or our relationships with the broader franchisee group. See also, risk factor “Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense” above.

Our business is subject to various laws and regulations and changes in such laws and regulations and/or failure to comply with existing or future laws and regulations, or our planning initiatives related to such laws and regulations, could adversely affect us and our shareholders and expose us to litigation, damage our brand reputation or lower profits.

We and our franchisees are subject to various international, federal, state, provincial and local laws, treaties and regulations affecting our and their businesses. These laws and regulations include those regarding or relating to: zoning, land use (including the development and/or operation of drive-thru windows), and traffic; health, food, sanitation and safety; labour laws (including significant increases in minimum wage requirements planned for certain provinces in Canada, that will substantially increase our and our franchisees’ labour costs in those provinces); laws preventing discrimination and harassment in the workplace and providing certain civil rights to individuals with disabilities, laws affecting the design of facilities (such as the Americans with Disabilities Act of 1990 and similar Canadian legislation); existing or new regulations, laws, treaties or the interpretation or enforcement thereof, relating to tax matters that may affect our anticipated effective tax rate, operating income (in the context of non-consolidated joint ventures), cash tax payment liabilities, and/or tax reserves, realization of our tax assets, business planning within our corporate structure that have tax implications (including planned reorganizations), ongoing tax disputes, disclosure of tax related matters, our strategic initiatives, and/or the types of programs, projects, and activities we may undertake or desire to undertake in furtherance of our business; tax laws affecting our franchisees’ business; environmental matters; nutritional disclosure and advertising, and regulations regarding the nutritional content; record keeping and document retention procedures; and new and/or additional franchise legislation.

With respect to environmental laws and regulations, our operations are governed and impacted by laws, regulations or limitations regarding our management, handling and/or disposal of water resources, air resources, toxic substances, solid waste and other environmental matters, including:

•

regulations banning drive-thrus or imposing idling restrictions in drive-thrus, which limit our ability to develop restaurants with drive-thrus in certain locations; local building codes, which may require more expensive building materials or restaurant types as well as programs requiring greater use of recyclable materials that can be processed by the waste management industry and/or required contributions to residential blue box programs in Ontario and other provinces in Canada, or similar programs in the U.S. that result in increased costs because certain municipalities do not accept our recyclable packaging; and

•

regulations relating to the discharge, storage, handling, release and/or disposal of hazardous or toxic substances, particularly with respect to: certain of our operations (e.g., distribution and manufacturing); restaurant locations that were formerly gas stations or that are adjacent to gas stations; and, septic systems with insufficient capacity.

In addition, third parties may make claims against owners or operators of properties for personal injuries or property damage associated with releases of hazardous or toxic substances. See additional disclosure under “Environmental Matters” in Item 1 of this Report that is incorporated into this section by reference.

In addition, as “sustainability” issues become more prevalent and accepted, there may be increased governmental, shareholder, and other stakeholder awareness and sentiment for more regulation as well as voluntarily adopted programs relating to reduction and mitigation of environmental impacts. There is a possibility that, when and if enacted, the final form of such legislation or any voluntary actions taken by us in this regard would impose stricter requirements or alternative modes of conducting business, which could lead to the need for significant capital expenditures in order to meet those requirements and/or higher ongoing compliance and operating costs. Our participation in or implementation of, or our decision not to participate in or implement, certain types of programs also may have an adverse impact on our brand due to potentially negative publicity or negative perception of stakeholders regarding our business practices and lack of willingness to demonstrate environmental leadership. Such injury to our brand and reputation may, in turn, also reduce revenues and profits. See also our disclosure under “Sustainability and Responsibility” in Item 1 of this Report regarding our planned activities with respect to sustainability and corporate responsibility initiatives.

Future changes in tax laws, regulations or treaties, or the interpretation or enforcement thereof could reduce or eliminate the benefits that we expect to achieve from the reorganization, including our ability to take advantage, to a greater extent, of the lower Canadian corporate income tax rate relative to the U.S. income tax rate. For example, there are a number of changes in the law currently proposed by the administration of the President of the United States, and other proposals could follow, which, in each case, could have a negative impact on the expected benefits of the reorganization, if enacted.

In addition, additional sales taxes at the federal, provincial, state or local level on products sold by our restaurants resulting from, without limitation, increased sales tax rates, changes to the taxability of our products sold at retail, changes to tax rules applicable to our stores, introduction of new tax systems such as value-added taxes and the harmonization of federal and sales tax systems in Canada, may all result in increased sales taxes collected at retail and could have a material adverse impact on us.

It is not possible for us to predict what laws or regulations will be enacted in the future, how existing or future laws and regulations will be administered or interpreted. Compliance with these laws and regulations and planning initiatives undertaken in connection with such laws and regulation could increase the cost of doing business and, depending upon the nature of our and our franchisees’ responsive actions to or planning in connection with such laws, regulations, and other matters, could damage our reputation. Increases in costs impact our profitability and the profitability of our franchisees. Failure to comply with such laws or regulations on a timely basis may lead to cancellation of license, fines, and other corrective action, which could adversely affect our future financial results and have an adverse impact on our brand due to potentially negative publicity regarding our business practices and result in decreased revenues and profits. Similarly, certain international markets where we may seek to conduct our business in the future may pose legal and business challenges due to substantial uncertainty regarding laws and regulation in such jurisdictions.

See additional disclosure under “Government Regulations and Affairs” in Item 1 of this Report that is incorporated into this section by reference.

Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax attributes and treatment, including relating to our recent corporate reorganization, resulting in unanticipated costs or non-realization of expected benefits.

A taxation authority may disagree with certain views of the Company, including, for example, the allocation of profits by tax jurisdiction, and may take the position that material federal income tax liabilities, interests, penalties or amounts are payable by us, in which case, we expect that we would contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income, where applicable.

Based on the provisions of the Income Tax Act (Canada), the U.S. Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder at the time of our recent corporate reorganization, we anticipated that the reorganization would not result in any material Canadian and/or U.S. federal income tax liability to us. However, there can be no assurance that Canada Revenue Agency (the “CRA”) and/or the U.S. Internal Revenue Service (the “IRS”) will agree with our interpretation of the tax aspects of the reorganization or any related matters associated therewith. The CRA or the IRS may disagree with our view and take the position that material Canadian or U.S. federal income tax liabilities, interest and penalties, respectively, are payable as a result of the reorganization. If we are unsuccessful in disputing the CRA’s or the IRS’s assertions, we may not be in a position to take advantage of the effective tax rates and the level of benefits that we anticipated to achieve as a result of the reorganization and the implications could be materially adverse to us. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities. Similarly, other costs or difficulties related to the reorganization and related transactions, which could be greater than expected, could also affect our projected results, future operations, and financial condition.

We are party to a tax sharing agreement with Wendy’s, which sets forth the principles and responsibilities of Wendy’s and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As several years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes.

Our operating results and financial condition could be adversely impacted by the current worldwide economic conditions.

Our operating results and financial condition are dependent upon discretionary spending by consumers, which may be affected by downward pressure in general economic conditions that could drive down demand for our products and result in fewer transactions at our restaurants. In addition, we have investments of cash in bank deposits and money market funds, which could experience sharp declines in returns or otherwise be at risk depending upon the extent of instability in the credit and investment markets. The current economic downturn may also have negative impacts on businesses in general, including our franchisees and suppliers. We cannot predict the timing or duration of the economic downturn or the timing or strength of a subsequent economic recovery, and many of the effects and consequences of this downturn are currently unknown; any one or all of them could have an adverse effect on our business, results of operations, financial condition, liquidity and/or capital resources.

Catastrophic events may disrupt our business.

Unforeseen events, including war, terrorism and other international, regional or local instability or conflicts (including labour issues), public health issues (including tainted food or water supply or widespread/pandemic illness such as the avian or H1N1 flu), and natural disasters such as earthquakes, hurricanes, or other adverse weather and climate conditions, whether occurring in Canada, the U.S. or abroad, could disrupt our operations, disrupt the operations of our franchisees, suppliers, or customers, or result in political or economic instability.

These events could reduce traffic in our restaurants and demand for our products, make it difficult or impossible to adequately staff our restaurants, receive products from suppliers, deliver products to our franchisees on a timely basis, or perform functions at the corporate level, and otherwise impede our ability to continue our business operations in a continuous manner consistent with the level and extent of our business activities prior to the occurrence of the unexpected event or events.

We rely extensively on computer systems to process transactions, summarize results and manage our business, and a disruption or a failure of such networks, systems or technology could harm our ability to run our business.

Network and information systems and other technology systems are integral to retail operations at system restaurants, in our distribution facilities, at our own manufacturing facilities, at the Maidstone Bakeries facility, and at our office locations. We also rely heavily on computer systems in managing financial results. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive software, security breaches, catastrophic events and improper or personal usage by employees. Such an event could have an adverse impact on us and our customers, employees and franchisees, including a disruption of our operations, customer dissatisfaction or a loss of customers or revenues. Such an event also could result in expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future.

In connection with our integrated financial system and our electronic payment solutions, we rely extensively on third-party vendors to retain data, process transactions, and provide certain services. While we make every reasonable effort to ensure that these vendors have appropriate processes and controls in place to make certain that there is continuity of services and protection of data, we have no direct control over the same; consequently, the possibility of failure in such third-party vendors’ systems and processes exists. In such an event, we could experience business interruptions or privacy and/or security breaches surrounding our data. For additional information regarding risks surrounding privacy and/or security breaches, refer to our risk factor “Privacy protection is increasingly demanding, and the introduction of electronic payment exposes us to increased risk of privacy and/or security breaches as well as other risks.”

In the third quarter of 2009, we implemented an integrated financial system for the reporting and processing of financial data across numerous departmental and operational areas. This implementation and the conversion of these processes expose us to risk, including risks associated with maintaining and designing internal controls and Sarbanes-Oxley Section 404 compliance, as well as corresponding requirements of Canadian securities laws. Initially, we have experienced delays in business processes as new users adjust to utilizing the new financial system, which may impact our relations with our franchisees, vendors and suppliers. There remain certain financial reporting processes to be automated under our enterprise resource planning system in the future, which could also expose us to similar risk during the implementation and conversion phase.

Fluctuations in U.S. and Canadian dollar exchange rates can affect commodity prices and our results generally, as well as the price of common shares and any dividends we pay.

Our Canadian restaurants are vulnerable to increases in the value of the U.S. dollar, as certain commodities, such as coffee, are priced in U.S. dollars in international markets. We typically do not enter into purchase agreements for coffee or other commodities in excess of one year; however, we do engage in purchasing activity that mitigates, to a certain degree, our exposure to fluctuations in commodity costs, and we do hedge certain exposures to foreign exchange risk.

Conversely, our U.S. restaurants are impacted when the value of the U.S. dollar falls relative to the Canadian dollar. Although we have been shifting sourcing for U.S. restaurants for some of our products and supplies to the U.S., our U.S. restaurants are required to purchase many goods from Canadian suppliers. The costs of these goods in U.S. dollars rise when the Canadian dollar increases in value relative to the U.S. dollar. Increases in these costs would affect the profitability of our U.S. restaurants and potentially make it harder for us to expand in the U.S. In addition, relief and support costs for U.S. franchisees would likely increase, adversely affecting our earnings.

In addition, the majority of our operations, restaurants, income, revenue, expenses and cash flows are in Canadian dollars and we report our results in Canadian dollars. When the U.S. dollar falls in value relative to the Canadian dollar, any profits reported by the Company’s U.S. business segment contribute less to (or, for losses, do not impact as significantly) our consolidated Canadian dollar earnings because of the weaker U.S. dollar. Conversely, when the U.S. dollar increases in value relative to the Canadian dollar, any profits reported by the Company’s U.S. business segment contribute more to (or, for losses, impact more significantly) our consolidated Canadian dollar earnings because of the stronger U.S. dollar.

Canadian dollars drive our earnings per share; accordingly, our earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder may fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars, and we declare dividends in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the share price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar. See Item 5 of this Report for additional information regarding the conversion of dividends.

Privacy protection is increasingly demanding, and the introduction of electronic payment exposes us to increased risk of privacy and/or security breaches as well as other risks.

The protection of customer, employee, vendor, franchisee and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors, suppliers and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us and our franchisees. In addition, customers and franchisees have a high expectation that we will adequately protect their personal information. If we or our service provider fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines, or lawsuits.

The introduction of credit payment systems and our reloadable cash card makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third-party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could result in an earnings and stock price decline. Our brand reputation would likely be damaged as well.

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

As of January 3, 2010, we owned or leased the land or building for approximately 80% of our 3,560 system restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination, as further discussed above.

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

Our articles, by-laws, shareholder rights plan and certain Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our articles of incorporation and by-laws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control, and limit the price that certain investors might be willing to pay in the future for our common shares. Our articles of incorporation authorizes our Board of Directors to issue an unlimited number of preferred shares, which are commonly referred to as “blank check” preferred shares and, therefore, our Board of Directors may designate and create the preferred shares as shares of any series and determine the respective rights and restrictions of any such series. The rights of the holders of our common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could delay, deter, or prevent a change in control and could adversely affect the voting power or economic value of the common shares. In addition, our by-laws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. Furthermore, under these provisions, directors may be removed by majority shareholder vote at special meetings of shareholders. For a further description of these provisions, see our articles of incorporation, by-laws, and Canada Business Corporations Act.

Pursuant to our shareholder rights plan (the “Rights Plan”), one right to purchase a common share (a “Right”) has been issued in respect of each of the outstanding Common Shares and an additional Right will be issued in respect of each additional common share issued prior to the Separation Time (as defined below). The purpose of the Rights Plan is to provide holders of our common shares, and our Board of Directors, with the time necessary to ensure that, in the event of a take-over bid (the Canadian term for a tender offer) for our company, alternatives to the bid which may be in the best interests of our company are identified and fully explored. The Rights Plan can potentially impose a significant penalty on any person or group that acquires, or begins a tender or exchange offer that would result in such person acquiring, 20% or more of the outstanding common shares. See Exhibit 4 to this Report for reference to our Rights Plan, which is also described in more detail in the Notes to our Consolidated Financial Statements contained in this Report.

The Investment Canada Act requires that a “non-Canadian”, as defined, file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a Canadian business, as defined, where prescribed financial thresholds are exceeded. Otherwise, there are no limitations either under the laws of Canada or in the Company’s articles on the right of a non-Canadian to hold or vote our common shares.

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

“Combination restaurants” that include Tim Hortons and Wendy’s restaurants in single free-standing units, typically average about 5,780 square feet. For additional information regarding combination restaurants, see “Operations—Combination restaurants, an ongoing relationship with Wendy’s” in Item 1 of this Report.

As of January 3, 2010, the number of Tim Hortons restaurants, both standard and non-standard locations across Canada and the U.S., totaled 3,578, with standard restaurants comprising 73.1% of the total. For purposes of the foregoing, we have included self-serve kiosks as “non-standard locations.” At January 3, 2010, all but 18 of the Tim Hortons restaurants were franchise-operated. Of the 3,560 franchised restaurants, 761 were sites owned by the Company and leased to franchisees, 2,088 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements, we have the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13%) of annual sales in excess of specified amounts.

The following tables illustrate Tim Hortons system restaurant locations, and franchised locations, as of January 3, 2010.

Company and Franchised Locations

Canadian Locations by Province/Territory	Standard		Non-Standard		Self-Serve Kiosks	Total
	Company	Franchise	Company	Franchise	Franchise
Alberta	1	187	—	63	14	265
British Columbia	1	182	—	55	22	260
Manitoba	—	52	—	19	3	74
New Brunswick	—	100	—	14	—	114
Newfoundland	—	45	—	9	1	55
Nova Scotia	1	136	—	30	3	170
Northwest Territories	—	1	—	—	—	1
Ontario	5	1,107	2	435	43	1,592
Prince Edward Island	—	12	—	7	—	19
Quebec	3	325	—	83	4	415
Saskatchewan	—	33	—	9	6	48
Yukon	—	2	—	—	—	2

Canada	11	2,182	2	724	96	3,015

% of stores that are standard—Canada        72.7%

United States Locations by State	Standard		Non-Standard		Self-Serve Kiosks	Total
	Company	Franchise	Company	Franchise	Franchise
Connecticut	2	9	—	—	—	11
Indiana	—	1	—	—	—	1
Kentucky	—	2	—	1	—	3
Maine	2	26	—	1	—	29
Massachusetts	—	3	—	—	3	6
Michigan	—	124	—	3	—	127
New York	—	118	—	42	68	228
Ohio	—	103	—	1	—	104
Pennsylvania	—	6	—	1	4	11
Rhode Island	—	20	—	4	12	36
Virginia	—	—	1	—	—	1
West Virginia	—	6	—	—	—	6

United States	4	418	1	53	87	563

% of stores that are standard—U.S.        75.1%

% of stores that are standard—Systemwide        73.1%

International Locations by Country	Non-standard Arrangements		Total
	Self-Serve Kiosks	Full-Service Locations
Republic of Ireland(1)	203	3	206
United Kingdom(1)	85	—	85
Kandahar, Afghanistan(2)	—	1	1

Total	288	4	292

(1)

Represent self-serve kiosks and full-service restaurants primarily located in gas and convenience locations, primarily under the Tim Hortons brand but also operating under other brands owned by Tim Hortons. See “International Operations” in Item 1 above. These locations are not included in U.S. or Canadian restaurant counts, but are included, as set forth in the table above, as international licensed locations.

(2)	Temporary restaurant operated by the Canadian Armed Forces.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Rochester, New York (Maidstone coffee roasting facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Hamilton, Ontario (Canadian coffee roasting facility)	Manufacturing	Owned	76,000
Guelph, Ontario	Distribution/Office	Owned	155,750
Calgary, Alberta	Distribution/Office	Owned	35,500
Debert, Nova Scotia	Distribution/Office	Owned	28,000
Langley, British Columbia	Distribution/Office	Owned	27,500
Kingston, Ontario	Distribution/Office	Owned	42,750
Oakville, Ontario	Warehouse	Owned	37,000
Oakville, Ontario	Office	Owned	153,060
Dublin, Ohio	Office	Leased	17,200
Lachine, Quebec	Office	Owned	13,000
West Greenwich, Rhode Island	Office	Owned	< 2,500
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500

Item 3.	Legal Proceedings

On June 12, 2008, a claim was filed against us and certain of our affiliates in the Ontario Superior Court of Justice (the “Court”) by two of our franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that our Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009 and we filed our responding materials as well as a motion for summary judgement in November of 2009. Cross examinations on both sides’ affidavits are being scheduled prior to the hearing of both motions, which is scheduled for June 2010. We believe the claim is frivolous and completely without merit, and we intend to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcomes will be favourable to us or that it will not have a material adverse impact on our financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with our evaluation of this claim. The outcome and value of this claim are not determinable at this time and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Consolidated Financial Statements.

From time to time, we are also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants and/or leasing of underlying real estate, and with respect to various franchisee matters, including but not limited to those described in the first paragraph above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and to-date, these claims have not had a material effect on us. Reserves related to the resolution of legal proceedings are included in our Consolidated Balance Sheets as a liability under “Accounts payable.” As of the date of hereof, we believe that the ultimate resolution of such matters will not materially affect our financial condition or earnings. Refer also to the “Risk Factors” in Item 1A.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York and Toronto Stock Exchanges (trading symbol: THI). The following tables set forth the High, Low and Close prices of the Company’s common shares on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) commencing with the first quarter 2008, as well as the dividends declared per share for such period.

Market Price of Common Shares on the Toronto Stock Exchange and New York Stock Exchange(1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2008 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended March 30)	$37.22	$33.12	$34.12	$37.66	$32.36	$33.62
Second Quarter (Ended June 29)	$36.23	$27.91	$29.03	$35.62	$27.67	$28.73
Third Quarter (Ended September 28)	$34.60	$26.75	$31.76	$32.24	$26.34	$30.81
Fourth Quarter (Ended December 28)	$33.50	$25.80	$33.18	$30.94	$20.04	$27.54

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2009 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended March 29)	$35.23	$28.01	$31.73	$29.15	$22.20	$25.70
Second Quarter (Ended June 28)	$33.36	$28.00	$28.66	$27.44	$23.84	$24.84
Third Quarter (Ended September 27)	$33.00	$28.28	$30.60	$30.18	$24.27	$27.99
Fourth Quarter (Ended January 3, 2010)	$32.31	$29.59	$32.13	$30.75	$30.30	$30.51

(1)	Source: Bloomberg

As of March 1, 2010, there were 176,199,824 common shares outstanding, of which 278,500 are owned by The TDL RSU Plan Trust.

Dividends Declared Per Common Share (Cdn.$)

2008 Fiscal Year
First Quarter (Declared February 2008)	$0.09
Second Quarter (Declared April 2008)	$0.09
Third Quarter (Declared August 2008)	$0.09
Fourth Quarter (Declared November 2008)	$0.09

2009 Fiscal Year
First Quarter (Declared February 2009)	$0.10
Second Quarter (Declared May 2009)	$0.10
Third Quarter (Declared August 2009)	$0.10
Fourth Quarter (Declared October 2009)	$0.10

Prior to the public company reorganization, the Company declared dividends in Canadian dollars. For persons who held their shares in street name and for registered holders who were not residents of Canada, we were required to pay our dividends in U.S. dollars. These funds were then distributed to brokers holding shares on behalf of beneficial owners, and to our transfer agent for registered holders. For all beneficial holders (and any registered holders that were not residents of Canada) ultimately receiving Canadian dollars, the brokers converted the U.S. dividend amounts into Canadian dollars based on exchange rates prevailing at the time of conversion. Stockholders ultimately receiving these Canadian dollars were exposed to foreign exchange risk from the date of conversion to U.S. dollars until the date that the broker (or transfer agent) converted the dividend payment back to Canadian dollars.

Subsequent to the public company reorganization, the Company declares and pays dividends in Canadian dollars, eliminating the foreign exchange exposure for our shareholders ultimately receiving Canadian dollars. For U.S. beneficial shareholders, however, Clearing and Depository Services Inc. (“CDS”) will convert, and for registered shareholders, we will convert, the Canadian dividend amounts into U.S. dollars based on exchange rates prevailing at the time of conversion and pay such dividends in U.S. dollars. Shareholders ultimately receiving U.S. dollars are exposed to foreign exchange risk from the date the dividend is declared until the date CDS or we, as applicable, convert the dividend payment to U.S. dollars.

All dividends paid by the Company after September 28, 2009, unless otherwise indicated, are designated as eligible dividends for Canadian tax purposes in accordance with subsection 89(14) of the Income Tax Act (Canada), and any applicable corresponding provincial and territorial provisions.

The Income Tax Act (Canada) requires the Company to deduct and withhold tax from all dividends remitted to non-residents. According to the Canada-U.S. Income Convention (tax treaty), the Company has deducted a withholding tax of 15% on dividends paid to residents of the U.S. after September 28, 2009, except in the case of a company that owns 10% of the voting stock. In such case, if applicable in the future, the withholding tax would be 5%.

In February 2010, our Board of Directors approved an amendment to our long-term targeted dividend payout range, effectively increasing the range to between 30% to 35% of the Corporation’s prior year, normalized net income, which is net income adjusted for certain discrete items that affect our annual net income, such as tax impacts and impairment and related costs, not expected to recur. The focus will be initially at the low end of the range. Coinciding with the change, our Board of Directors approved an increase in the quarterly dividend from $0.10 per share to $0.13 per share for the first quarter of 2010. Notwithstanding our long-term targeted dividend payout range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and others factors when considering dividend declarations. In 2009, our Board of Directors approved an increase in the quarterly dividend from $0.09 to $0.10 per share and our dividend payout range continued to be 20% to 25% of prior year, normalized net income.

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

Shareholders

As of January 3, 2010, we had approximately 43,888 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services Inc. We also have approximately 166,025 beneficial holders, based on information provided by Broadridge Financial Solutions.

See Note 17 of the Consolidated Financial Statements for information on related shareholder matters.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2) (c)
Equity compensation plans approved by security holders	1,038,670	$29.86	1,297,853
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,038,670	$29.86	1,297,853

(1)

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides that an aggregate of 2.9 million common shares may be awarded as restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and/or share awards. Included in the 1,038,670 total number of securities in column (a) above are approximately 311,959 restricted stock units (“RSUs,” including RSUs issued as a result of performance-based restricted stock units) and dividend equivalent rights associated with the RSUs and 726,777 stock options and related stock appreciation rights (“SARs”). Of the 726,777 options/SARs outstanding at January 3, 2010, only 55,798 were exercisable as of that date due to vesting requirements.

(2)	The average exercise price in this column is based only on stock options and related SARs as RSUs have no “exercise price” required to be paid by the recipient upon vesting and settlement.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on the NYSE and TSX as measured by (i) the change in the Company’s share price from March 23, 2006 (the date we became a public company) to January 3, 2010, and (ii) the reinvestment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	23-Mar-06	29-Dec-06	28-Dec-07	26-Dec-08	31-Dec-09
S&P/TSX Composite Index (Cdn$)(2)	$100.0	$109.6	$120.3	$74.4	$108.9
S&P/TSX Consumer Discretionary Index (Cdn$)(2)	$100.0	$108.3	$112.7	$67.0	$84.0
S&P 500 (U.S.$)	$100.0	$109.0	$111.1	$63.9	$97.6
Tim Hortons Inc. (TSX)	$100.0	$125.3	$138.6	$125.8	$123.4
Tim Hortons Inc. (NYSE)	$100.0	$125.6	$164.5	$121.8	$136.7

(1)

The majority of the Company’s operations, restaurants, income, revenues, expenses, and cash flows are in Canadian dollars, and the Company is primarily managed in Canadian dollars. This drives our Canadian-dollar earnings per share that may be translated to U.S. dollars by analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See “Risk Factors” in Part 1A. Over the course of 2007, the Canadian dollar appreciated approximately 19% relative to the U.S. dollar, which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the Canadian dollar share price over 2007. However, in 2008, the Canadian dollar depreciated approximately 20% relative to the U.S. dollar and caused the opposite effect, resulting in a decline in the U.S. dollar share price as a result of the currency fluctuation that is not directly attributable to changes in the Company’s underlying business or financial condition aside from the impact of foreign exchange. Over the course of 2009, the Canadian dollar appreciated approximately 13% relative to the U.S. dollar which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the decrease in the Canadian dollar share price over 2009.

(2)	Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Sales and Repurchases of Equity Securities

The following table presents the Company’s repurchases of its common shares for each of the three periods included in the fourth quarter ended January 3, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid Per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(3)(4)
Period #10 (September 28, 2009—November 1, 2009)	—		$—	—	$183,304.864
Period #11 (November 2, 2009—November 29, 2009)	1,788,044	(5)	$30.91	1,780,251	$128,306,191
Period #12 (November 30, 2009—January 3, 2010)	1,898,012		$30.76	1,898,012	$69,940,708

Total	3,686,056		$30.83	3,678,263	$69,940,708

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval (on February 25, 2009). The 2009 program commenced on March 2, 2009 and ended March 1, 2010. After repurchasing 559,698 shares in March 2009, we deferred future purchases under the 2009 share repurchase program until the completion of the implementation of the public company reorganization transaction in September 2009. With the public company reorganization completed, our Board of Directors approved the resumption of the share repurchase program in October 2009 for total additional purchases in an amount up to $150 million. Repurchases recommenced in November 2009 and continued until the termination of the program on March 1, 2010. Purchases were made under the repurchase program through a combination of 10b5-1, or automatic trading program purchases, and at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations.

(5)

In November 2009, the Company purchased 7,793 shares in the open market to settle restricted stock units to certain of the Company’s employees who do not have shares delivered to them for settlement from The TDL RSU Plan Trust.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical consolidated financial information may not be indicative of our future performance and, because we were a subsidiary of Wendy’s until September 2006, does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, standalone entity during fiscal years 2005 and 2006.

	Fiscal Years(1), (2)
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data, number of restaurants, and otherwise where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$1,494,196	$1,348,015	$1,248,574	$1,072,405	$960,250
Franchise revenues:
Rents and royalties(3)	657,909	601,870	553,441	503,375	449,791
Franchise fees	90,033	93,808	93,835	83,769	71,986

	747,942	695,678	647,276	587,144	521,777

Total revenues	2,242,138	2,043,693	1,895,850	1,659,549	1,482,027

Asset impairment and related closure costs (2008), and goodwill and asset impairment (2005)	—	21,266	—	—	53,101
Other costs and expenses	1,746,727	1,576,089	1,467,790	1,277,862	1,136,653

Total costs and expenses	1,746,727	1,597,355	1,467,790	1,277,862	1,189,754

Operating income	495,411	446,338	428,060	381,687	292,373
Interest expense, net	19,270	19,632	16,707	18,458	14,517

Income before income taxes	476,141	426,706	411,353	363,229	277,756
Income taxes	178,263	139,812	139,441	101,656	84,884

Net income	$297,878	$286,894	$271,912	$261,573	$192,872
Net income attributable to noncontrolling interests	$1,511	$2,216	$2,361	$1,977	$1,781

Net income attributable to Tim Hortons Inc.	$296,367	$284,678	$269,551	$259,596	$191,091

Basic and fully diluted earnings per share of common share	$1.64	$1.55	$1.43	$1.40	$1.19
Weighted average number of common shares outstanding – diluted (thousands)	180,609	183,492	188,759	185,401	159,953
Dividends per common share (post initial public offering)	$0.40	$0.36	$0.28	$0.14	$—

Consolidated Balance Sheets Data
Cash and cash equivalents	$103,267	$101,636	$157,602	$176,083	$186,182
Restricted cash and cash equivalents and Restricted investments	$80,815	$62,329	$37,790	$—	$—
Total assets	$1,996,653	$1,992,627	$1,797,131	$1,744,987	$1,596,863
Long-term debt(4)	$403,566	$398,487	$394,831	$393,701	$87,970
Total liabilities(4)	$825,715	$850,618	$792,687	$724,439	$1,554,960
Total equity(5)	$1,170,938	$1,142,009	$1,004,444	$1,020,548	$41,903

Other Financial Data
EBITDA attributable to Tim Hortons Inc.(6)	$594,697	$534,493	$508,249	$451,696	$361,846
Capital expenditures	$157,971	$174,247	$175,541	$180,049	$218,607
Operating margin(7) (%)	22.1%	21.8%	22.6%	23.0%	19.7%
EBITDA margin attributable to Tim Hortons Inc.(6) (%)	26.5%	26.2%	26.8%	27.2%	24.4%

Other Operating Data
Total systemwide sales growth(9)(10)	7.9%	8.3%	10.2%	12.8%	9.5%
Systemwide restaurant unit growth(9)	4.1%	6.7%	5.7%	5.6%	6.0%
Canada average same-store sales growth(9)	2.9%	4.4%	6.1%	7.7%	5.5%
U.S. average same-store sales growth(9)	3.2%	0.8%	4.1%	8.9%	7.0%
Restaurants open at end of period – Canada
Company-operated	13	15	30	34	33
Franchise	3,002	2,902	2,793	2,677	2,564
Restaurants open at end of period – U.S.
Company-operated	5	19	42	61	62
Franchise	558	501	356	275	226

Total	3,578	3,437	3,221	3,047	2,885

Average sales per standard restaurant:(8)(9)
Canada (in thousands of Canadian dollars)	$2,025	$1,955	$1,888	$1,793	$1,673
U.S. (in thousands of U.S. dollars)	$957	$930	$956	$944	$900
U.S. (in thousands of Canadian dollars)	$1,097	$977	$1,023	$1,070	$1,089

(1)	Fiscal years include 52 weeks, except for fiscal 2009, which included 53 weeks.
(2)

Our selected historical consolidated financial data has been derived from our audited historical Consolidated Balance Sheets at January 3, 2010 and December 28, 2008, and the results of operations and cash flows for each of the years ended January 3, 2010, December 28, 2008, and December 30, 2007, and the unaudited financial statements from December 31, 2006 and January 1, 2006.

(3)

Rents and royalties revenues consist of (a) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (b) rents, which consist of base rent and percentage rent in Canada and percentage rent only in the U.S. Rents typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 90 to 130 restaurants whose results of operations are consolidated with ours, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Definitions—Sales.” However, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales for the last five years were:

	Fiscal Years(2)
	2009	2008	2007	2006	2005
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$4,880,934	$4,546,027	$4,197,478	$3,821,857	$3,410,583
U.S. (in thousands of U.S. dollars)	$409,882	$345,429	$301,255	$246,343	$199,098

(4)

Long-term debt includes long-term debt and capital leases. Notes payable to Wendy’s were included in current liabilities in 2005. Notes payable to Wendy’s were set off against notes and accounts receivable from Wendy’s resulting in a distribution in kind to Wendy’s of $52.9 million in the fourth quarter of 2005, excluding the $1.1 billion note payable to Wendy’s outstanding at January 1, 2006 and repaid during 2006. Notes payable to Wendy’s totalled the following amounts:

	Fiscal Years(2)
	2009	2008	2007	2006	2005
	(in thousands)
Notes payable to Wendy’s included in current liabilities	$—	$—	$—	$—	$1,116,288
Amounts payable to Wendy’s included in current liabilities	$—	$—	$—	$—	$10,585

(5)

In March 2006, we completed an initial public offering (“IPO”), selling 17.25% of our common stock for total proceeds, net of issuance costs, of $841.9 million. Prior to our IPO, we were a wholly owned subsidiary of Wendy’s International, Inc. On September 29, 2006, Wendy’s distributed its remaining interest of 82.75% of our outstanding common stock to its stockholders through a special, pro rata dividend distribution. On September 28, 2009, we reorganized as a Canadian public company; however, the reorganization did not change the total equity of the company.

(6)

EBITDA attributable to THI (“EBITDA”) is defined as net income before interest, taxes, depreciation and amortization, and EBITDA Margin represents EBITDA expressed as a percentage of Total revenues. EBITDA and EBITDA Margin are used by management as a performance measure for benchmarking against our peers and our competitors. We believe EBITDA and EBITDA Margin are useful to investors because they are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and EBITDA Margin are not recognized terms under GAAP. EBITDA should not be viewed in isolation and does not purport to be an alternative to net income as an indicator of operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to calculate EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, EBITDA does not include:

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

The following table is a reconciliation of EBITDA to our net income:

	Fiscal Years(1), (2)
	2009	2008	2007	2006	2005
	(in thousands)
Net income	$297,878	$286,894	$271,912	$261,573	$192,872
Interest expense, net	19,270	19,632	16,707	18,458	14,517
Income tax expense	178,263	139,812	139,441	101,656	84,884

Operating income	495,411	446,338	428,060	381,687	292,273
Depreciation and amortization	101,447	91,278	83,595	72,695	71,999

EBITDA*	596,858	537,616	511,655	454,382	364,272
EBITDA attributable to noncontrolling interest	2,161	3,123	3,406	2,686	2,426

EBITDA attributable to Tim Hortons Inc.	594,697	$534,493	$508,249	$451,696	$361,846

*	EBITDA includes and has not been adjusted for the asset impairment and related closure costs of $21.3 million in fiscal 2008 or the goodwill and asset impairment charges of $53.1 million incurred in fiscal 2005.
(7)	Operating Margin represents operating income expressed as a percentage of total revenues.
(8)

Our standard restaurant typically measures between 1,400 to 3,090 square feet, with a dining room, a counter for placing orders and drive-thru service. Standard restaurants comprised 73.1% of our system as of January 3, 2010. We have “combination restaurants” that offer Tim Hortons and Wendy’s products at one location. Our combination restaurants typically have a common area dining room and separate counters and, typically, separate franchisees operate the two different concepts. In fiscal 2009, we had approximately 123 combination restaurants in Canada and 30 in the U.S.

(9)

Includes both franchised and Company-operated restaurants. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 90 to 130 restaurants under operator agreements whose results of operations are required to be consolidated with ours. However, franchise restaurant sales result in royalties and rental income, which are included in our revenues as well as distribution revenues. U.S. average sales per standard restaurant are disclosed in both Canadian and U.S. dollars, the reporting and functional currency, respectively, of our U.S. operations. The U.S. average sales per standard restaurant were converted into Canadian dollars for each year using the average foreign exchange rate in the applicable year. The U.S. average sales per standard restaurant, when converted into Canadian dollars, includes the effects of exchange rate fluctuations, which decreases comparability between the years. We believe the presentation of the U.S. dollar average sales per standard restaurant is useful to investors to show the local currency amounts for restaurants in the U.S. and provides transparency on the underlying business performance without the impact of foreign exchange.

(10)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from the Republic of Ireland, and the United Kingdom licensed locations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2009 Consolidated Financial Statements and accompanying Notes included elsewhere in our Annual Report on Form 10-K for the year ended January 3, 2010 (“Annual Report”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of January 3, 2010, 3,560 or 99.5% of our restaurants were franchised, representing 99.6% in Canada and 99.1% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution sales. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide throughout the relevant period and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segmented financial performance. Franchise restaurant sales generally are not included in our Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with ASC 810— Consolidation (“ASC 810”) (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (revised December 2003) (“FIN 46R”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also generate distribution income.

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

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc., a Delaware corporation, and its subsidiaries (“THI USA”) for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act and its subsidiaries for periods on or after September 28, 2009, unless specifically noted otherwise.

Executive Overview

We franchise, and to a much lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of January 3, 2010, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and, in some cases, through third-party distributors. We supply frozen and some refrigerated products from our Guelph facility to approximately 86% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 291 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.”

2009 Performance against Targets

The following table sets forth our 2009 actual performance as compared to our 2009 financial targets, as well as management’s views on our 2009 performance relative to such targets:

Measure	Target	Actual	Commentary
Same-store Sales • Canada • U.S.	3% - 5% 0% - 2%	2.9% 3.2%

Same-store sales growth was driven by menu innovation, promotional, and operational programs and some pricing. In addition, our co-branding initiative with Cold Stone Creamery was a significant contributor to our U.S. same-store sales results.

Operating Income Growth	11% - 13%	11.0%	Operating income growth excluding the impact of the $7.3 million in professional advisory and shareholder-related costs associated with our public company reorganization was 12.6%, which represents performance at the high end of our targeted range. We believe that this level of growth is a better comparison of our 2010 operating income performance against our original targeted growth, which excluded the impact of such costs.

Effective Tax Rate	32% - 34% (as of February 2009) 37% - 39% (updated as of September 2009)	37.4%	Our original target did not include the impact of our public company reorganization, which added 4.1% to our effective tax rate. We were within the updated range which included the impact of the public company reorganization.

Restaurant Development • Canada • U.S.	120 – 140 restaurants 30 – 40 full-serve restaurants	131 restaurants 45 restaurants	Canada new restaurant development was within the targeted range. We achieved our U.S. new restaurant development targets.

Capital Expenditures	$180 - $200 million	$158 million	Capital expenditures were lower than the targeted range due to changes in restaurant development formats and lease versus purchase financing decisions.

Measure	Target	Actual	Commentary

U.S. Operating Income Performance	Break-even	$4.8 million operating income

Our U.S. operating segment results exceeded the break-even operating income target mainly as a result of the positive impact in 2009 from the closure of 11 underperforming Company-operated restaurants, lower general and administrative costs and strong same-store sales growth, which included the significant contribution from our co-branding initiative with Cold Stone Creamery.

Our 2010 Financial Outlook is included under Item 1. Business in this Form 10-K.

A major factor affecting businesses generally in 2009 was the continued macro-economic challenges in North America, characterized by persistently high unemployment levels and other pressures in the U.S. and in certain Canadian regions that have a larger manufacturing base, including Ontario. While we are not immune from recessionary and inflationary impacts, historically, we have proven to be fairly resilient in Canada during challenging economic times, and we continue to be well-positioned, due, in part, to our quality product offerings at reasonable prices. Despite the difficult economic conditions, we continued to grow in 2009 by supporting the needs of our customers who were looking for value as a result of economic challenges, without trading off quality. Continuing through 2010, we do expect, overall, to see continued volatility quarter-to-quarter in the quick service restaurant sector, which may include reductions or increases in customer visits, sales and financial results for our business.

We opened a total of 176 restaurants in fiscal 2009 compared to 266 restaurants in fiscal 2008 (which included 73 self-serve kiosks). Our restaurant development program is typically highest in the fourth quarter each year. We execute our development activities prudently and only with what we believe to be the right opportunities. In 2009, we continued with the shift we began in 2008, focusing our restaurant development towards smaller restaurants, with a higher mix of non-standard units, as well as strategic alliances and co-branding opportunities.

Operating income increased $49.1 million, or 11.0%, in fiscal 2009 compared to fiscal 2008, primarily as a result of higher year-over-year revenues driven by continued average same-store sales gains in Canada; growth in the number of systemwide restaurants, resulting in higher royalty, rental and distribution income; and, a 53rd operating week in fiscal 2009. Our 2009 fiscal year included a 53rd week of operations as compared to fiscal 2008 which had 52 weeks. The 53rd week of operations impacted both our revenues and costs by approximately 1.4% to 1.8% on a full-year basis. Our 2008 operating income included $21.3 million in asset impairment and related restaurant closure costs. Operating income gains in fiscal 2009 were also realized from higher contributions from our U.S. operations. Partially offsetting these operating gains were higher general and administrative expenses and lower equity income. General and administrative expenses included $7.3 million in professional advisory fees and shareholder-related transaction costs associated with our public company reorganization.

In fiscal 2009, our net income increased $11.7 million, or 4.1%, compared to fiscal 2008. The increase in net income was primarily a result of the higher operating income and lower net interest expense, partially offset by higher income tax expense. Our net income growth rate of 4.1% was lower than operating income growth of 11.0%, due primarily to a non-cash valuation allowance on deferred tax assets incurred as part of the public company reorganization of $18.7 million.

Earnings per share increased to $1.64 in fiscal 2009 compared to $1.55 in fiscal 2008. In addition to the operating income gains noted above, the decline in the basic and diluted weighted average number of shares outstanding in fiscal 2009, as a result of our 2009 share repurchase program, was another driver of higher earnings per share in 2009. We recently announced our intention to commence a share repurchase program during 2010, extending through March 2, 2011, in an amount not to exceed $200 million or 5% of outstanding shares as of February 19, 2010.

Selected Operating and Financial Highlights

	Fiscal Years
	2009	2008	2007
Systemwide sales growth(1)(2)	7.9%	8.3%	10.2%
Average same-store sales growth
Canada	2.9%	4.4%	6.1%
U.S.	3.2%	0.8%	4.1%
Systemwide restaurants	3,578	3,437	3,221
Revenues (in millions)(1)	$2,242.1	$2,043.7	$1,895.9
Operating income (in millions)(1)	$495.4	$446.3	$428.1
Net income attributable to THI (in millions)(1)	$296.4	$284.7	$269.6
Basic and diluted earnings per share(1)	$1.64	$1.55	$1.43
Weighted average number of shares of common shares outstanding – Diluted (in millions)	180.6	183.5	188.8

(1)	2009 included a 53rd week of operations.
(2)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 8.6% and 8.1% for fiscal 2009 and fiscal 2008, respectively.

Systemwide Sales Growth

Systemwide sales growth was 7.9% in fiscal 2009 (8.3% in fiscal 2008), as a result of new restaurant expansion and continued same-store sales growth in Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.5% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide (i.e., includes both franchised and Company-operated restaurants) throughout the relevant period and provides a useful comparison between periods. Our average same-store sales growth is attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings, and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utility and other items.

In fiscal 2009, Canadian average same-store sales increased 2.9% over fiscal 2008, which was our 18th consecutive annual increase in Canada. In the U.S., average same-store sales (measured in U.S. currency) increased 3.2% in fiscal 2009 over fiscal 2008, which represented our 19th consecutive annual increase. We continue to see sales momentum into the first quarter of 2010, in both Canada and the U.S.

Transaction growth and a slight increase in average cheque helped to overcome generally challenging macro-economic conditions, including higher unemployment that continued to persist for much of 2009. Our co-branding initiative with Cold Stone Creamery was a significant contributor to our U.S. same-store sales increase. In addition, price increases taken in the later half of 2009 contributed to the Canadian same-store sales result, but were partially offset by product mix and promotional items. Pricing was less of a factor in the U.S. in 2009, with the only impact being residual price increases taken in early 2008. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as labour, coffee and other supplies, and utility costs. We typically expect price increases in one or more markets in both Canada and the U.S. throughout a given year; however, there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customers maintaining the frequency of their visits even with the new pricing and which also can be affected by promotional activities.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other dayparts. Marketing and promotional activities which are designed to drive same-store sales growth, contributed to our 2009 same-store sales results in both Canada and the U.S. In fiscal 2009, we had an active menu and product-focused promotional program designed to reinforce value to our customers. In 2008, we began introducing targeted “combo” food programs at a variety of value price points in response to the challenging economic environment, and we continued these programs in 2009. We believe these programs reinforce our value proposition with consumers and position us well to build transactions. With respect to operational initiatives, our recent strategies are to increase sales include improving speed of service, particularly in our drive-thrus, as well as to enhance our customer’s overall dining experience inside our restaurants. Our product offerings, promotional activity, and operational efficiencies led to traffic growth in 2009, and we were able to maintain average cheque, which was up slightly.

The following tables set forth average same-store sales increases by quarter for fiscal 2009, 2008, and 2007 and by year for the ten-year period from 2000 to 2009. Our historical average same-store sales trends are not necessarily indicative of future results.

	Historical Average Same-Store Sales Increase
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Canada
2009	3.4%	1.7%	3.1%	3.4%	2.9%
2008	3.5%	5.7%	3.8%	4.4%	4.4%
2007	6.3%	6.6%	7.7%	3.8%	6.1%
U.S.
2009	3.2%	3.3%	4.3%	2.1%	3.2%
2008	1.0%	3.1%	(0.6)%	(0.1)%	0.8%
2007	4.0%	3.8%	4.5%	4.2%	4.1%

	Canada	U.S.
2009 *	2.9%	3.2%
2008	4.4%	0.8%
2007	6.1%	4.1%
2006	7.7%	8.9%
2005	5.5%	7.0%
2004 *	7.8%	9.8%
2003	5.3%	4.5%
2002	7.9%	9.9%
2001	8.5%	7.7%
2000	9.8%	12.7%
10-year average	6.6%	6.9%

*	Indicates fiscal years that had 53 weeks; for calculation of same-store sales increase the comparative base also includes 53 weeks.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for our 2009, 2008, and 2007 fiscal years:

	Fiscal Year 2009			Fiscal Year 2008			Fiscal Year 2007
	Standard and Non-standard	Self-serve Kiosks	Total	Standard and Non-standard	Self-serve Kiosks	Total	Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	128	3	131	130	—	130	130	—	130
Restaurants closed	(29)	(4)	(33)	(31)	(5)	(36)	(16)	(2)	(18)

Net change	99	(1)	98	99	(5)	94	114	(2)	112

U.S.
Restaurants opened	45	—	45	63	73	136	53	15	68
Restaurants closed	(1)	(1)	(2)	(14)	—	(14)	(6)	—	(6)

Net change	44	(1)	43	49	73	122	47	15	62

Total Company
Restaurants opened	173	3	176	193	73	266	183	15	198
Restaurants closed	(30)	(5)	(35)	(45)	(5)	(50)	(22)	(2)	(24)

Net change	143	(2)	141	148	68	216	161	13	174

From the beginning of 2007 to the end of fiscal 2009, we opened 531 system restaurants including both franchised and Company-operated restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually, the majority of which are in Canada. Restaurant closures generally result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. Restaurant closures made in the normal course typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. In 2009, we closed a total of 35 restaurants, the substantial majority being in Canada. In 2008, we closed a total of 50 restaurants, which included the closure of 10 restaurants in the fourth quarter of 2008 in southern New England (one additional restaurant was closed by February 1, 2009, for a total of 11 closures in southern New England). The southern New England closures were outside of the normal course of operations, arising from a strategic profitability review of our U.S. operations. These closures, therefore, triggered an impairment review, resulting in an impairment charge and closure costs in the fourth quarter of 2008.

In 2009, we began a strategic initiative in the U.S. to co-brand certain stores with Cold Stone Creamery. As of January 3, 2010, we had 69 co-branded locations including 65 of our restaurants co-branded with Cold Stone Creamery and four Cold Stone Creamery restaurants co-branded with Tim Hortons. In Canada, we ended the year with 13 co-branded locations. In the fourth quarter of 2009, we entered into two separate collaborative arrangements with Kahala Corp., the parent company of Cold Stone Creamery Inc. The nature and purpose of the arrangements is to expand both parties’ co-branding initiatives. We have exclusive development rights in Canada, and non-exclusive rights within the U.S., to operate ice cream and frozen confections retail outlets in combination with Tim Hortons retail outlets.

The following table shows our restaurant count as of the end of fiscal 2009, 2008 and 2007 and provides a breakdown of our Company-operated and franchised restaurants. At January 3, 2010, 3,560 system restaurants across Canada and the U.S., or 99.5%, were franchised (representing 99.6% in Canada and 99.1% in the U.S.).

Systemwide Restaurant Count

	Fiscal Year
	2009	2008	2007
Canada
Company-operated	13	15	30
Franchised – standard and non-standard	2,904	2,803	2,689
Franchised – self-serve kiosks	98	99	104

Total	3,015	2,917	2,823

% Franchised	99.6%	99.5%	98.9%
U.S.
Company-operated	5	19	42
Franchised – standard and non-standard	471	413	341
Franchised – self-serve kiosks	87	88	15

Total	563	520	398

% Franchised	99.1%	96.3%	89.4%
Total system
Company-operated	18	34	72
Franchised – standard and non-standard	3,375	3,216	3,030
Franchised – self-serve kiosks	185	187	119

Total	3,578	3,437	3,221

% Franchised	99.5%	99.0%	97.8%

Over the last few years, we have been actively converting many of our U.S. Company-operated restaurants to operator agreements, and as of January 3, 2010, we have completed this process. The effect of these conversions to date has been slightly accretive to operating income. Initially, after conversion, we may provide additional relief to the operator, and we may be required to consolidate these restaurants in accordance with variable interest entity accounting rules for consolidations. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company.

The following tables contain information about the operating income (loss) of our reportable segments:

	Fiscal 2009 Compared to Fiscal 2008
	2009	% of Revenues	2008	% of Revenues	Change
					Dollars	Percentage
	(In thousands, except where noted)
Operating Income (Loss)
Canada	$534,131	23.8%	$507,006	24.8%	$27,125	5.4%
U.S.(1)	4,840	0.2%	(26,488)	(1.3)%	31,328	n/m

Reportable segment operating income	538,971	24.0%	480,518	23.5%	58,453	12.2%
Noncontrolling interests – non-owned consolidated restaurants	1,732	0.1%	2,772	0.1%	(1,040)	n/m
Corporate charges(2)	(45,292)	(2.0)%	(36,952)	(1.8)%	(8,340)	22.6%

Consolidated operating income	$495,411	22.1%	$446,338	21.8%	$49,073	11.0%

	Fiscal 2008 Compared to Fiscal 2007
	2008	% of Revenues	2007	% of Revenues	Change
					Dollars	Percentage
	(In thousands, except where noted)
Operating Income (Loss)
Canada	$507,006	24.8%	$467,884	24.7%	$39,122	8.4%
U.S.(1)	(26,488)	(1.3)%	(4,804)	(0.3)%	(21,684)	n/m

Reportable segment operating income	480,518	23.5%	463,080	24.4%	17,438	3.8%
Noncontrolling interests – non-owned consolidated restaurants	2,772	0.1%	2,951	0.2%	(179)	(6.1)%
Corporate charges(2)	(36,952)	(1.8)%	(37,971)	(2.0)%	1,019	(2.7)%

Consolidated operating income	$446,338	21.8%	$428,060	22.6%	$18,278	4.3%

(1)	Includes $21.3 million of asset impairment and related closure costs in 2008 in connection with the closure of 11 restaurants in southern New England.
(2)

Corporate charges include certain overhead costs that are not allocated to individual business units, the impact of certain foreign currency exchange gains and losses, as well as a nominal amount of income from international operations (discussed below).

n/m – The comparison is not meaningful.

Fiscal 2009 compared to Fiscal 2008

Segment operating income increased $58.5 million, or 12.2%, in fiscal 2009 to $539.0 million compared to $480.5 million in fiscal 2008, and, as a percentage of total revenues, was 24.0% and 23.5%, respectively. Included in our 2008 segment operating income was an asset impairment and related closure costs of $21.3 million that were recorded in our U.S. segment. Excluding the asset impairment and related closure costs, segment operating income would have increased $37.2 million, or 7.4%. Fiscal 2009 includes a 53rd week of operations whereas fiscal 2008 only had 52 weeks of operations. The 53rd week increased segment revenues and reportable segment operating income growth rates by approximately 1.8% and 1.5%, respectively.

Canada

Our Canadian segment operating income increased $27.1 million, or 5.4%, from $507.0 million in fiscal 2008 to $534.1 million in fiscal 2009, primarily due to systemwide sales increases and increased contribution from our distribution business. Canadian same-store sales growth was 2.9% in fiscal 2009, including some pricing contributions. In fiscal 2009, we opened 131 restaurants in Canada and closed 33, compared to opening 130 restaurants and closing 36 in fiscal 2008. In 2010, we will continue our focus on driving same-store sales, including through daypart and menu opportunities (see Item 1. Business—Business Overview and 2010 Objectives).

Canadian systemwide sales growth drove higher rents and royalties income, as well as higher income from our distribution business. The distribution business also benefited from incremental income related to new products in our supply chain. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our restaurants efficiently and effectively while contributing to our profitability. During 2009, we supported our franchisees through the difficult economic conditions by not passing through certain cost increases to franchisees incurred in our distribution business. Partially offsetting this growth in segment operating income were lower franchise fee income; higher general and administrative expenses, due largely to additional headcount required to support the growth of our business; and, lower equity income year-over-year.

U.S.

In 2009, our U.S. segment had operating income of $4.8 million, compared to an operating loss of $26.5 million in 2008, which exceeded our 2009 break-even operating income target. The significant improvement in our U.S. segment operating loss was, in part, due to the $21.3 million asset impairment and related closure costs recorded during the fourth quarter of 2008 (see below). Excluding the asset impairment and related closure costs, our 2008 operating loss in the U.S. segment would have been $5.2 million. Therefore, the 2009 results compared to 2008, excluding the impairment and related closure cost impacts, reflect a $10.0 million improvement from 2008. The closure of the underperforming Company-operated restaurants, and the related asset impairment charge contributed to the improvement in the U.S. segment operating income as they resulted in lower Company-operated restaurant losses and lower depreciation and rent expense, benefiting operating income by $4.6 million. In addition, lower general and administrative expense and contributions from vertical integration also positively impacted operating income. The U.S. operating segment income improvement also resulted from higher systemwide sales, which benefited distribution and rents and royalties income. Our 2009 co-branding initiative with Cold Stone Creamery contributed a significant portion of our sales growth, leading to rents and royalties revenues and, in some cases, lower relief provided to franchisees. Our core brand same-store sales continued to be positive, excluding the impacts of co-branding. Partially offsetting these improvements were additional relief provided to certain franchisees, particularly as we transitioned more Company-operated restaurants to franchisees or operator agreements, and lower franchise fee income.

We anticipate that our U.S. segment operating income will continue to show volatility, quarter-to-quarter and year-to-year, as we expand our new unit growth. When we enter new markets, average unit sales volumes for our franchisees may be lower than sales levels in our more established markets. In addition, based on past experience, as we add new restaurants in developing markets, average unit sales growth for existing restaurants may be affected for a period of time until awareness of the brand improves and the market adjusts to the added convenience that new locations provide. In certain situations, we provide relief of rents and royalties, and in some cases, relief for other operating costs, for a period of time to support these franchisees. Such relief offsets our rent and royalty revenues. In developing markets, when we transition a restaurant from a Company-operated restaurant to either a full franchised restaurant or a restaurant governed by an operator agreement, we also generally provide relief to the franchisee for an initial period.

Our capital investments in the U.S. currently do not generate desired returns in the short-term. However, we believe the continued investment in our U.S. business in accordance with our revised development strategy, will result in long-term benefits. We continue to explore other complementary strategic development opportunities to grow the business, including our co-branding initiative, our expansion into New York City utilizing unique restaurant formats, and the opening of restaurants on two U.S. military bases. We believe that these adjustments to our U.S. business approach will ultimately allow us to broaden brand awareness and convenience in a capital-efficient manner. We saw the benefits of these initiatives in our U.S. systemwide sales results in 2009. These initiatives complement our core strategy of selectively developing full-serve, standalone Tim Hortons locations in our core markets. In 2010, we will be piloting a new concept restaurant in emerging U.S. markets, designed to significantly differentiate our brand and customer offering as a cafe and baked goods destination.

We have also adapted our marketing and promotional activities to the challenging economic environment and related circumstances. In 2009, we continued to see a large amount of competitive discounting and, as a result, we have targeted “combo” food programs at a variety of value price points, with the intent to strengthen and build on our price/value position and enhance this message with U.S. consumers. We are also introducing the use of coupons as a vehicle to attract new customers and introduce them to our brand and new product offerings. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our franchisees to communicate and interact with customers in a manner that responds to their current situation and the economic environment. We believe that continued business refinements will help, over time, position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

During fiscal 2009, we opened 45 new restaurants, and closed two restaurants in the U.S., as compared to opening 136 new restaurants, including 73 self-serve kiosks, and closing 14 restaurants, in fiscal 2008. The 2008 self-serve openings included 71 that were part of a strategic alliance with Tops Friendly Markets and are located in Tops stores in western and central New York, and northern Pennsylvania.

We typically expect price increases in one or more regions during the course of the year, but there can be no assurance that price increases will result in an equivalent level of sales growth, which depends upon customer response to the new pricing, and levels of discretionary spending, and our promotional activities. In 2009, we did not implement any price increases given the challenging U.S. economic environment. Historically, we have found sales growth achievement to be more challenging in certain U.S. markets where we are less developed.

Additionally, in 2009, we completed our initiative to transition most of our company-operated restaurants to franchise or operator agreements. This shift was part of our longer-term strategy of having a primarily franchised-system model, similar to our Canadian operations. At the end of 2009, approximately 99.1% of our U.S. restaurants were franchised, compared to 96.3% at the end of 2008. Our historical experience indicates that franchised restaurants are more successful for the franchisee, and therefore us, over the long term. While transitioning company restaurants to franchise or operator agreements usually results in an initial increase in franchisee relief, particularly in our newer markets, and may increase the number of restaurants that we are required to consolidate in accordance with ASC 810 (formerly FIN 46R), this increase in relief is typically less than the operating loss we would otherwise incur from operating the restaurants corporately. As a result, for 2009, there was a net slightly positive benefit to our U.S. segment as a result of the completion of this initiative.

We are typically able to identify franchisees for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth. Despite the current economic climate and credit conditions, our franchisees continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions. We are experiencing a higher number of past-due notes under our franchise incentive program. In many cases, we have also chosen to hold the note for longer periods of time than we have historically done to ensure the restaurant has achieved certain profitability targets. In the event a franchisee cannot repay the note, we will take back ownership of the restaurant and equipment, which effectively collateralizes the note and, therefore, minimizes our risk. Initially, we are also entering into operator agreements more frequently than full franchise agreements, and once the restaurant is established and reaches certain profitability measures, we may convert it to a full franchise agreement.

Noncontrolling interests – Non-owned consolidated restaurants

Our noncontrolling interests’ income before income tax pertains to non-owned restaurants that we consolidate under ASC 810. In 2009, our noncontrolling interests’ income before income tax was $1.7 million, representing on average 121 restaurants as compared to $2.8 million in 2008 representing on average 118 restaurants. Over the past year, we have had a gradual shift towards a greater proportion of U.S. non-owned consolidated restaurants as a result of the progression of U.S. restaurants to an owner/operator model, versus Company-operated restaurants. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants, which has resulted in substantially lower consolidated income, despite the increase in number of non-owned consolidated restaurants.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $45.3 million in fiscal 2009 and $37.0 million in fiscal 2008. The $8.3 million increase primarily reflects the professional advisory and shareholder costs associated with our public company reorganization, which amounted to $7.3 million. Included in 2008 corporate charges was a management restructuring charge, net of savings, of $2.5 million.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. The self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of January 3, 2010, there were 291 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (2008 – 293). These kiosks are operated by independent licensed retailers. At present, the distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income, and therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Fiscal 2008 compared to Fiscal 2007

Segment operating income increased $17.4 million, or 3.8%, in fiscal 2008 to $480.5 million compared to $463.1 million in fiscal 2007, and, as a percentage of total revenues, was 23.5% and 24.4%, respectively. Included in our 2008 segment operating income was $21.3 million of asset impairment and related closure costs that were recorded in our U.S. segment. Excluding the asset impairment and related closure costs, segment operating income would have increased $38.7 million, or 8.4%, to $501.8 million. In addition, operating income as a percentage of total revenues would have been 24.6% with underlying growth coming entirely from the Canadian segment.

Canada

Our Canadian segment operating income increased $39.1 million, or 8.4%, from $467.9 million in fiscal 2007 to $507.0 million in fiscal 2008. Canadian segment operating income and margins benefited from an increase in systemwide sales, which includes sales from new restaurants, net of closures, and same-store sales growth. Canadian same-store sales growth was 4.4% in fiscal 2008, of which pricing accounted for a significant portion of this increase. In fiscal 2008, we opened 130 restaurants in Canada and closed 36, compared to opening 130 restaurants and closing 18 in fiscal 2007.

Canadian systemwide sales growth drove higher rents and royalties income as well as higher income from our distribution business. The distribution business also benefited from incremental income related to a full year of frozen and refrigerated product distribution from our Guelph facility (rollout completed in third quarter 2007)

in addition to operational efficiencies realized at this facility during 2008. Partially offsetting this growth was higher general and administrative expenses, due largely to additional headcount required to support the growth of our business, and lower equity income year-over-year primarily because fiscal 2007 included a discrete non-cash tax benefit that was recognized by our bakery joint venture.

The Guelph distribution facility commenced operations in the first quarter of 2006. In April 2006, we started the transition to three-channel delivery from this distribution centre. Three-channel delivery has shelf-stable, refrigerated and frozen product on the same truck. This facility services approximately 85% of our Ontario restaurants for shelf-stable, refrigerated and frozen products. During the phase-in period for refrigerated and frozen distribution in 2006 and the first half of 2007, we faced higher distribution costs without the full benefit of the new distribution revenues. Sales margins on frozen and refrigerated products are typically lower than for some of our other products but have contributed positively to our net income in fiscal 2008 and fiscal 2007.

U.S.

In 2008, our U.S. segment had an operating loss of $26.5 million, compared to an operating loss of $4.8 million in 2007. The significant increase in our U.S. segment operating loss was primarily due to the $21.3 million asset impairment and related closure costs recorded during the fourth quarter of 2008 (see below). Excluding the asset impairment and related closure costs, our operating loss in the U.S. segment would have been $5.2 million, an increase of $0.4 million over the 2007 loss. Higher relief provided to certain franchisees, particularly as we transitioned more Company-operated restaurants to franchisees or operator agreements, contributed to a higher operating loss. Partially offsetting these factors were improved rents and royalties revenues and distribution and manufacturing income derived from overall systemwide sales growth and lower losses from Company-operated restaurants as a result of the transition of Company-operated restaurants to franchisee or operator agreements.

In the fourth quarter of 2008, we began a strategic review of the U.S. operations, including a profitability review. As part of this review, we made the decision to close 11 restaurants in two southern New England markets, of which 10 were closed in December 2008 and one was closed by February 1, 2009. These closures resulted in restaurant closure costs of $7.6 million, primarily consisting of lease termination costs and asset impairment costs. The closure of these restaurants also triggered an impairment review relating to the two affected markets, which resulted in an impairment charge of $13.7 million related to the remaining assets in these markets. These costs, totaling $21.3 million, were recorded in the 2008 Consolidated Statement of Operations under “Asset impairment and related closure costs.”

During fiscal 2008, we opened 136 new restaurants, including 73 self-serve kiosks, and closed 14 restaurants in the U.S., as compared to opening 68 new restaurants, including 15 self-serve kiosks, and closing 6 restaurants in fiscal 2007. Our 2008 restaurant openings included 73 self-serve kiosks, of which 71 were part of a strategic alliance with Tops Friendly Markets and are located in Tops stores in western and central New York, and northern Pennsylvania. Our 2007 restaurant openings included 15 self-serve kiosks, which were part of a strategic alliance with an operator of a national gasoline retailer in the U.S. We ended the year with 520 restaurants; a milestone that we believe indicates that we have achieved a critical mass of restaurants in the U.S. sufficient to position us toward improved profitability of the U.S. segment.

Pricing did not fully translate into sales growth for our U.S. segment in 2008 as same-store sales increased 0.8%, while pricing represented approximately 2.2% of this growth, the net impact of which was essentially flat sales growth for 2008 despite the pricing increases for the year.

Additionally, in 2008, we continued to focus on developing our franchise base by transitioning a number of our company-operated restaurants to franchise or operator agreements. This shift was part of our longer-term strategy, which we have now substantially achieved, of having a primarily franchised-system model, similar to our Canadian operations. At the end of 2008, approximately 96.3% of our U.S. restaurants were franchised compared to 89.4% at the end of 2007.

Noncontrolling interests – Non-owned consolidated restaurants

Our noncontrolling interests’ income before income tax pertains to non-owned restaurants that we consolidate under ASC 810. In 2008, our noncontrolling interests’ income before income tax was $2.8 million, representing on average 118 restaurants as compared to $3.0 million in 2007 representing on average 101 restaurants.

Corporate charges

Corporate charges were $37.0 million in fiscal 2008 and $38.0 million in fiscal 2007. The $1.0 million decrease reflects the costs associated with the 2007 franchisee convention which did not recur in 2008, and we had certain foreign exchange gains in 2008 versus foreign exchange losses in the comparable period of 2007. In addition, we had lower printing and mailing costs in 2008 due to our adoption of the SEC’s new “Notice and Access” model available to U.S. companies for the provision of proxy materials to shareholders through posting at a dedicated website where shareholders can view the information and vote on-line, as opposed to required printing and mailing of all materials to all of our shareholders. Partially offsetting these lower costs was a restructuring charge, net of savings, of $2.5 million incurred in 2008 and higher professional fees associated with a review of the corporate structure of the Company.

The Company, through a wholly-owned Irish subsidiary, has launched self-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. The self-serve kiosks, which feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins, were tested and introduced in the first half of 2007. As of December 28, 2008, there were 293 self-serve kiosks in licensed locations in the Republic of Ireland, and in the United Kingdom, primarily operating under the “Tim Hortons” brand. These kiosks are operated by independent licensed retailers.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2009 and 2008. Financial definitions can be found immediately following “Liquidity and Capital Resources.”

	Fiscal 2009 Compared to Fiscal 2008				Change from Prior Year
	2009	% of Revenues	2008	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,494,196	66.6%	$1,348,015	66.0%	$146,181	10.8%
Franchise revenues:
Rents and royalties(1)	657,909	29.3%	601,870	29.5%	56,039	9.3%
Franchise fees	90,033	4.0%	93,808	4.6%	(3,775)	(4.0)%

	747,942	33.4%	695,678	34.0%	52,264	7.5%

Total revenues	2,242,138	100.0%	2,043,693	100.0%	198,445	9.7%

Costs and expenses
Cost of sales	1,318,576	58.8%	1,180,998	57.8%	137,578	11.6%
Operating expenses	238,791	10.7%	216,605	10.6%	22,186	10.2%
Franchise fee costs	86,903	3.9%	87,486	4.3%	(583)	(0.7)%
General and administrative expenses	141,739	6.3%	130,846	6.4%	10,893	8.3%
Equity (income)	(35,963)	(1.6)%	(37,282)	(1.8)%	1,319	(3.5)%
Asset impairment and related closure costs	—	—	21,266	1.0%	(21,266)	n/m
Other (income), net	(3,319)	(0.1)%	(2,564)	(0.1)%	(755)	29.4%

Total costs and expenses, net	1,746,727	77.9%	1,597,355	78.2%	149,372	9.4%

Operating income	495,411	22.1%	446,338	21.8%	49,073	11.0%
Interest (expense)	(21,220)	(0.9)%	(24,558)	(1.2)%	3,338	(13.6)%
Interest income	1,950	0.1%	4,926	0.2%	(2,976)	n/m

Income before income taxes	476,141	21.2%	426,706	20.9%	49,435	11.6%
Income taxes	178,263	8.0%	139,812	6.8%	38,451	27.5%

Net income	297,878	13.3%	286,894	14.0%	10,984	3.8%
Net income attributable to noncontrolling interests	1,511	0.1%	2,216	0.1%	(705)	n/m

Net income attributable to Tim Hortons Inc.	$296,367	13.2%	$284,678	13.9%	$11,689	4.1%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 121 and 118 non-owned restaurants on average in fiscal 2009 and fiscal 2008, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales were:

	Fiscal Years
	2009	2008
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$4,880,934	$4,546,027
U.S. (in thousands of U.S. dollars)	$409,882	$345,429

Revenues

Sales

Our sales include distribution sales, sales from Company-operated restaurants, and sales from certain non-owned restaurants that are required to be consolidated.

Sales during fiscal 2009 were $1,494.2 million compared to $1,348.0 million in fiscal 2008, representing an increase of $146.2 million, or 10.8%, year-over-year. Sales growth was driven primarily by higher distribution sales, but was partially offset by lower Company-operated restaurant sales and lower sales from consolidated non-owned restaurants. Sales growth for fiscal 2009 was positively impacted by approximately 1.8% due to an additional week of sales from the inclusion of a 53rd week of operations.

Distribution sales. Distribution sales increased $167.0 million, or 14.2%, from $1,173.7 million to $1,340.7 million. New products managed through our supply chain, continued systemwide sales growth, product mix, higher commodity prices, the inclusion of a 53rd week, and foreign exchange contributed to distribution sales growth. New products managed through the supply chain represented approximately $64.0 million in incremental sales (and incremental corresponding costs—see below). Systemwide sales growth, which reflects higher same-store sales and sales from a higher number of restaurants, represented approximately $44.4 million of total distribution sales growth. Product mix and pricing related primarily to higher prices for coffee and other commodities due to higher underlying costs also contributed to the sales increase. We did not pass on all of these cost increases during fiscal 2009, in order to help support our franchisees’ businesses and our customers during the challenging economic times of 2009. Distribution sales growth was also favourably impacted by approximately 1.8% due to the inclusion of a 53rd week of operations, and foreign exchange also contributed positively to the growth.

Distribution sales represented approximately 59.8% of our total revenues in fiscal 2009 compared to 57.4% of our revenues in fiscal 2008. Our revenue mix has shifted towards a higher proportion of distribution sales, due primarily to new products being managed through the supply chain, with some offset by lower sales from Company-operated restaurants and non-owned consolidated restaurants. As a result, sales as a percentage of total revenues was relatively consistent year-over-year at 66.6% in 2009 and 66.0% in 2008.

Our distribution revenues are subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. Underlying product costs can also be impacted by currency changes. Increases and decreases in product costs may be passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business, although, as noted above, in fiscal 2009, we did not pass on all cost increases to our franchisees. These changes may also impact margin percentages as many of our products are typically priced based on a fixed-dollar mark-up and this can, therefore, create volatility year-over-year.

Company-operated restaurants sales. Lower sales were mainly due to a decrease in the number of Company-operated restaurants in 2009. While there was an additional week of sales from the inclusion of a 53rd week in 2009, the impact on Company-operated restaurant sales was not significant. In 2009, we operated, on average, 26 Company-operated restaurants compared to 53 Company-operated restaurants in 2008, resulting in a $14.1 million reduction in Company-operated restaurant sales year-over-year. Our Company-operated restaurant count has been decreasing year-over-year as we focused on transitioning many of our Company-operated restaurants, particularly in the U.S., to either franchise or operator agreements. In addition, we closed 11 Company-operated restaurants in our southern New England markets, ten in the fourth quarter of 2008 and one early in the first quarter of 2009.

We ended 2009 with 13 Company-operated restaurants in Canada, and 5 in the U.S., representing approximately 0.5% and 1.0% of total restaurants, respectively. On occasion, we may tend to open Company-operated restaurants when we enter new markets in the U.S., and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the timing of these events throughout the year and also the type of restaurant (standard or non-standard) that we own.

Non-owned consolidated restaurants sales. The majority of non-owned restaurants that are consolidated operate either solely under an operator agreement or are franchised locations participating in our U.S. franchise incentive program. On average, we consolidated 121 and 118 non-owned restaurants during 2009 and 2008, respectively. While the overall number of non-owned consolidated restaurants has increased, we have had a gradual shift towards a greater proportion of U.S. non-owned restaurants being consolidated as a result of the progression of U.S. restaurants to the owner/operator model from Company-operated restaurants (noted above). These U.S. locations have historically had lower sales and income than Canadian non-owned restaurants that were previously consolidated. Partially offsetting the negative impact from the change in restaurant mix of consolidated restaurants was a favourable impact of approximately 1.5% due to the inclusion of a 53rd week of operations. As a result, non-owned consolidated restaurant sales declined $6.7 million year-over-year.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported sales by approximately 0.8% in fiscal 2009 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2009.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $56.0 million, or 9.3%, in fiscal 2009 over 2008, which was fairly consistent with the fiscal 2009 systemwide sales growth of 8.6%, unadjusted for currency. Systemwide sales growth was driven by higher same-store sales and sales from new restaurants opened during the year, both of which result in higher royalty and rental revenues because both are typically based, in whole or part, on a percentage of restaurant sales.

Rents and royalty growth was driven by overall systemwide sales growth, partially offset by additional relief provided to certain franchisees in U.S. markets. In addition, the transition of Company-operated restaurants to either franchises or operator agreements contributed to the growth in rents and royalties revenues. These factors helped rents and royalty revenue growth to outpace systemwide sales growth year-over-year. Higher relief in 2009, which was all in our U.S. operations, was primarily related to either restaurants that were open for less than twenty-four months or restaurants that were previously operated as Company restaurants and transitioned to the owner-operator model.

During 2009, both Canada and the U.S. (excluding the effect of foreign exchange translation) contributed to our growth in rents and royalties revenues, net of franchisee relief, largely in proportion to their overall share of systemwide sales. Continued same-store sales growth provided $21.9 million to our rents and royalties growth, while the addition of 173 new full-serve restaurants in the system year-over-year contributed approximately $19.1 million. Rents and royalties growth was positively impacted by approximately 1.8% due to an additional week of sales from the inclusion of a 53rd week, and foreign exchange contributed to the growth rates in 2009.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. In the U.S., we have a franchise incentive program (“FIP”) whereby revenue and related costs from the sale of initial equipment packages are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognized on these franchise sales (See “The Application of Critical Accounting Policies—Revenue Recognition”).

Franchise fees were $90.0 million during fiscal 2009 compared to $93.8 million in fiscal 2008. The decline in franchise fees year-over-year is primarily the result of fewer units sold and a change in restaurant mix to greater non-standard locations. Our non-standard restaurants utilize a number of unique restaurant formats and resulted in lower franchise fees per unit than our typical non-standard format. Partially offsetting this decline in revenue were higher revenues recognized under our FIP in the U.S.

In 2009, we opened a total of 173 standard and non-standard restaurants, excluding self-serve kiosks, compared to 193 standard and non-standard restaurants openings in 2008. Non-standard restaurants include kiosks and locations in gas and convenience locations, hospitals, grocery stores, universities and office buildings. In addition, we opened 3 self-serve kiosks in 2009 compared to 73 self-serve kiosks in 2008. While self-serve kiosks represented a disproportionate amount of overall unit growth in fiscal 2008, they did not represent a significant portion of franchise fees as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required. Additionally, lower revenues from resales and replacements were due primarily to a lower number of resales and replacments in 2009. A “replacement” restaurant refers to a site change that results in a rebuild generally within a one kilometer radius and typically generates a new franchise fee. In addition, we may enter into operator agreements for new restaurant sales, as opposed to full franchise agreements. The amount of franchise fee revenues (and associated costs) are significantly different for operator agreement arrangements as compared to full franchise sales.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for purposes of reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported rents and royalties by approximately 0.6% in 2009 compared to the value that would have been reported had there been no exchange rate movement during 2009. Franchise fee revenues are not earned evenly throughout the year, and for the U.S. business, depend largely on the revenue recognition criteria under the FIP program, mentioned previously. As a result, franchise fee revenues for fiscal 2009 were 1.8% higher than the value that would have been reported had there not been a change in the foreign exchange rates in effect at the time these revenues were recognized.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,318.6 million in fiscal 2009, compared to $1,181.0 million in fiscal 2008, representing an increase of $137.6 million or 11.6%. Cost of sales growth was driven by higher distribution cost of sales, but was partially offset by lower Company-operated restaurant cost of sales and lower cost of sales from certain consolidated non-owned restaurants. The extra week of operations, due to the inclusion of a 53rd week in fiscal 2009, increased cost of sales by approximately 1.8%.

Distribution cost of sales. Cost of sales from our distribution business was $155.1 million, or 15.2% higher year-over-year. Higher costs were primarily associated with new products being managed through our supply chain, and continued systemwide sales growth along with changes in product mix and higher underlying product costs, the inclusion of a 53rd week, and foreign exchange fluctuations. Costs associated with sales of new products represented approximately $58.6 million, while systemwide sales growth increased costs by approximately $38.4 million due to continued same-store sales growth and the higher number of system restaurants year-over-year. In addition, changes in product mix and higher product costs represented $31.5 million of the increase. Distribution cost of sales was higher by approximately 1.9% due to the inclusion of a 53rd week, and foreign exchange accounted for the remainder of cost of sales growth increase.

The rate of growth in distribution cost of sales in fiscal 2009 was higher than the corresponding rate of growth in distribution sales in fiscal 2009 due primarily to higher product costs, including increases in underlying commodity costs such as coffee and sugar and the impact of foreign currency fluctuations, most of which (but not all) were passed on to franchisees.

Distribution cost of sales represented 67.3% of our total costs and expenses in fiscal 2009 as compared to 63.9% of our total costs and expenses in fiscal 2008. Our cost of sales mix has shifted towards a higher proportion of distribution cost of sales due primarily to new products being managed through the supply chain and the cost increases noted above (some of which were not fully passed on to franchisees), but is somewhat offset by lower cost of sales from Company-operated restaurants and non-owned consolidated restaurants, Cost of sales as a percentage of total costs and expenses was 75.5% in 2009 and 73.9% in 2008.

Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. Underlying product costs can also be impacted by currency changes, as was the case this year. Increases and decreases in product costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business, although, as noted above, in fiscal 2009, we did not pass on all cost increases. These changes may also impact margins as many of these products are typically priced based on a fixed-dollar mark-up and can create volatility year-over-year. See “Commodity Risks” below.

Company-operated restaurants cost of sales. Cost of sales associated with Company-operated restaurants includes food, paper, labour and occupancy costs, and varies with the average number and mix (e.g., size, location, and standard or non-standard) of Company-operated restaurants. These costs decreased by $17.4 million in fiscal 2009 from $44.9 million in fiscal 2008 as a result of 27 fewer Company-operated restaurants, on average, during the year.

Non-owned consolidated restaurants cost of sales. Cost of sales declined $0.2 million year-over-year due to the change in mix of restaurants to include a greater proportion of U.S. restaurants, partially offset by approximately 1.7% of higher costs of sales due to the inclusion of a 53rd week. Over the past year, we have had a gradual shift towards a greater proportion of certain U.S. non-owned restaurants requiring consolidation, which historically have lower costs per restaurant than certain Canadian non-owned restaurants. On average, we consolidated 121 and 118 non-owned restaurants under ASC 810 during fiscal 2009 and 2008, respectively.

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported costs of sales by approximately 0.8% in fiscal 2009 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2009.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased by $22.2 million in fiscal 2009 as compared to fiscal 2008, representing an increase of 10.2%. Operating expenses growth was driven by higher rent expense, primarily as a result of 87 additional properties that were leased and then subleased to franchisees and higher percentage rent on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased to 2,849 in 2009 from 2,726 in 2008. In addition, operating expenses were higher by approximately 2.0% due to the inclusion of a 53rd week. Foreign exchange translation also increased operating expenses (see below). We also had higher project and related support costs, such as salaries, property maintenance, and higher other expenses.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported operating expenses by approximately 1.2% in fiscal 2009 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2009.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs declined $0.6 million in fiscal 2009 to $86.9 million from $87.5 million in fiscal 2008. Costs declined primarily due to a fewer number of standard restaurant openings, fewer resales and replacements and a higher number of restaurants opened as operator agreements versus full franchise agreements, which results in lower costs (and associated revenues). Partially offsetting these lower costs were a higher number of U.S. franchise sales recognized under the FIP resulting in recognition of the associated costs, and, higher support costs, generally associated with establishing and/or developing our franchised restaurants.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. Franchise fee costs are not incurred evenly throughout the year and, for the U.S., depend largely on the revenue recognition criteria mentioned previously. As a result, franchise fee costs for fiscal 2009 were 1.8% higher than the value that would have been reported had there not been a change in the foreign exchange rates in effect at the time these costs were recognized.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth. In general, our objective is for general and administrative expense growth not to exceed revenue growth.

General and administrative expenses increased $10.9 million, or 8.3%, to $141.7 million in fiscal 2009 from $130.8 million in fiscal 2008. General and administrative expenses for fiscal 2009 included $7.3 million related to professional advisory fees, shareholder-related transaction costs, and filing fees associated with our reorganization as a Canadian public company. In addition, higher salary and benefit expenses and foreign exchange resulting from the translation of our general and administrative expenses from U.S. operations (see below) also increased expenses in fiscal 2009. The additional week of operations in fiscal 2009 contributed approximately 1.7% of the increase. Partially offsetting these higher expenses was the $2.5 million management restructuring charge, net of savings, related to changes in senior management that occurred in 2008 that did not recur in 2009.

As a percentage of revenues, general and administrative expenses decreased marginally from 6.4% in 2008 to 6.3% in 2009. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expense is denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The weakening of the Canadian dollar relative to the U.S. dollar increased the value of reported general and administrative expenses by approximately 1.1% in fiscal 2009 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2009.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with IAWS Group plc (now owned by Arytza AG) (“Arytza”), which provides our system with par-baked donuts, Timbits, some bread products and, most recently, pastries, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants.

In fiscal 2009, equity income was $36.0 million compared to $37.3 million in fiscal 2008, representing a decrease of $1.3 million. Year-over-year, lower equity income relates primarily to commodity cost pressures, generally from the first half of 2009, at our bakery joint venture, which more than offset the slightly higher earnings from our TIMWEN Partnership during fiscal 2009. Equity income benefitted from a favourable impact of approximately 1.4% due to the inclusion of a 53rd week of operations.

As previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. For instance, our bakery joint venture provides bakery products which do not necessarily have the same growth rate as total systemwide sales. In fiscal 2009, we have had some commodity cost increases at our bakery joint venture that were not passed on to our franchisees. This is one of the ways we are helping to support our franchisees’ businesses and our customers during these challenging economic times. This affects the profitability of our bakery joint venture.

As well, our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add any new properties to this venture in the future.

Asset Impairment and Related Closure Costs

In 2008, asset impairment and related closure costs of $21.3 million were incurred relating to the decision to close 11 restaurants in two southern New England markets, of which 10 were closed in December 2008 and one was closed in early 2009.

Other Income, net

Other income, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In fiscal 2009, other income, net, was $3.3 million versus $2.6 million in fiscal 2008. The $0.8 million increase was primarily the result of a gain on the sale of a property in 2009 of $2.4 million, partially offset by lower foreign exchange gains in 2009.

Interest Expense

Total interest expense, including interest paid on our credit facilities, was $21.2 million in fiscal 2009 and $24.6 million in fiscal 2008. The decrease of $3.3 million was primarily a result of lower effective interest rates on our term debt, partially offset by higher interest expense due to a higher number of capital leases during fiscal 2009 over 2008.

Interest Income

Interest income is comprised of interest earned from our cash and cash equivalents as well as imputed interest on our FIP notes receivable. Interest income was $1.9 million in fiscal 2009 and $4.9 million in fiscal 2008. The decrease of $3.0 million was primarily a result of lower overall rates of return on cash and cash equivalents.

Income Taxes

Our effective income tax rate in fiscal 2009 was 37.4% compared to 32.8% in 2008, and within our revised 2009 targeted range of between 37% and 39%, which was adjusted to include the impact of the public company reorganization transaction. As previously disclosed, the variance between years was primarily due to the tax effects of the completion of the public company merger on September 28, 2009, as approved by stockholders of the Company on September 22, 2009, and the subsequent reorganization of the Company and its subsidiaries (collectively “the Reorganization”). The discrete items resulting from the Reorganization that contributed to the increase in the 2009 effective tax rate included a valuation allowance relating to the uncertainty of realizing $18.7 million of deferred tax assets relating to U.S. operations, U.S. withholding tax expense of $7.8 million, and other tax charges of $4.8 million. These expenses were offset by the reversal of $11.4 million of previously accrued Canadian withholding taxes. We expect our effective tax rate will be approximately 32% in 2010, although some volatility may be experienced between quarters. The expected effective tax rate does not include the impact of new tax matters such as unanticipated audit issues by taxation authorities or changes in tax law, rates or regulations in jurisdictions in which we operate.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2004 and subsequent taxation years. The 2003 audit was completed for Canada during 2009 and resulted in no material change in income taxes. The Internal Revenue Service completed in a previous year its examination of the Wendy’s consolidated tax group which included Tim Hortons Inc. up to

September 29, 2006. In addition, income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. We do not currently expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

We are party to a tax sharing agreement with Wendy’s, as subsequently amended on November 7, 2007 (the “agreement”), which sets forth the principles and responsibilities of Wendy’s and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The agreement is applicable for all taxation periods up to September 29, 2006. Commencing September 30, 2006, we became a standalone public company and, as a result, we file all U.S. tax returns independently from Wendy’s from that date forward. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As several years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes. No payments have been made by either party to the other under this agreement during fiscal 2009.

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

In fiscal 2009, we consolidated on average 121 restaurants under ASC 810 (formerly FIN 46R) as compared to 118 restaurants during fiscal 2008. Over the past year, we have had a gradual shift towards a greater proportion of U.S. non-owned restaurants, which historically have had lower income than Canadian non-owned restaurants consolidated under ASC 810 (formerly FIN 46R) and, consequently, we have had lower net income attributable to these interests.

Comprehensive Income

In fiscal 2009, comprehensive income attributable to Tim Hortons Inc. was $230.7 million compared to $368.2 million in fiscal 2008. Net income increased $11.0 million in fiscal 2009 from fiscal 2008, as discussed above. Other comprehensive income included a translation adjustment loss of $61.9 million in fiscal 2009 as opposed to a translation adjustment gain of $82.9 million in fiscal 2008. Translation adjustment losses and gains arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the year-over-year change in other comprehensive income is attributable to a loss of $3.8 million related to cash flow hedges, net of taxes in fiscal 2009 compared to a gain of $0.6 million in fiscal 2008.

The exchange rates were Cdn$1.0510, Cdn$1.2092, and Cdn$0.9805 for US$1.00 on January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

Fiscal 2008 Compared to Fiscal 2007

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2008 and 2007. Financial definitions can be found immediately following “Liquidity and Capital Resources.”

Results of Operations

	Fiscal 2008 Compared to Fiscal 2007				Change from Prior Year
	2008	% of Revenues	2007	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,348,015	66.0%	$1,248,574	65.9%	$99,441	8.0%
Franchise revenues:
Rents and royalties(1)	601,870	29.5%	553,441	29.2%	48,429	8.8%
Franchise fees	93,808	4.6%	93,835	4.9%	(27)	—

	695,678	34.0%	647,276	34.1%	48,402	7.5%

Total revenues	2,043,693	100.0%	1,895,850	100.0%	147,843	7.8%

Costs and expenses
Cost of sales	1,180,998	57.8%	1,099,248	58.0%	81,750	7.4%
Operating expenses	216,605	10.6%	201,153	10.6%	15,452	7.7%
Franchise fee costs	87,486	4.3%	87,077	4.6%	409	0.5%
General and administrative expenses	130,846	6.4%	119,416	6.3%	11,430	9.6%
Equity (income)	(37,282)	(1.8)%	(38,460)	(2.0)%	1,178	(3.1)%
Asset impairment and related closure costs	21,266	1.0%	—	—	21,266	n/m
Other (income), net	(2,564)	(0.1)%	(644)	—	(1,920)	n/m

Total costs and expenses, net	1,597,355	78.2%	1,467,790	77.4%	129,565	8.8%

Operating income	446,338	21.8%	428,060	22.6%	18,278	4.3%
Interest (expense)	(24,558)	(1.2)%	(24,118)	(1.3)%	(440)	1.8%
Interest income	4,926	0.2%	7,411	0.4%	(2,485)	(33.5)%

Income before income taxes	426,706	20.9%	411,353	21.7%	15,353	3.7%
Income taxes	139,812	6.8%	139,441	7.4%	371	0.3%

Net income	286,894	14.0%	271,912	14.3%	14,982	5.5%
Net income attributable to noncontrolling interest	2,216	0.1%	2,361	0.1%	(145)	(0.6)%

Net income attributable to Tim Hortons Inc.	$284,678	13.9%	$269,551	14.2%	15,127	5.6%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Consolidated Financial Statements, other than approximately 118 and 101 non-owned restaurants on average in fiscal 2008 and fiscal 2007, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales were:

	Fiscal Years
	2008	2007
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$4,546,027	$4,197,478
U.S. (in thousands of U.S. dollars)	$345,429	$301,255

Revenues

Sales

In fiscal 2008, sales were $1,348.0 million, representing an increase of $99.4 million, or 8.0%, over fiscal 2007. Our sales include distribution sales, sales from Company-operated restaurants, and sales from certain non-owned restaurants.

Distribution sales. Distribution sales increased $106.6 million, or 10.0%, driven in part by $32.1 million in incremental sales from the rollout of frozen and refrigerated products from our Guelph distribution centre. The rollout was completed in the third quarter of 2007 and, therefore, primarily influenced distribution sales growth during the first half of 2008. Another significant contribution to distribution sales growth during fiscal 2008 was underlying product demand associated with systemwide sales growth, which reflects sales from a higher number of restaurants and higher same-store sales. Systemwide sales growth, excluding pricing impacts, represented approximately $39.6 million of total distribution sales growth. In addition, higher distribution sales (and corresponding costs—see below) were also driven by new products managed through our supply chain, representing approximately $15.3 million of the increase. Partially offsetting these growth factors were some sales related to specific 2007 programs, such as the uniform rollout, that did not recur in 2008. The remainder of distribution sales growth is attributable to a combination of changes in product mix and pricing. Distribution sales represented approximately 57.4% of our total revenues in fiscal 2008 compared to 56.3% of our revenues in fiscal 2007. This change in revenues mix has an impact on overall margins since margins on some frozen and refrigerated products are lower than other products we distribute, but contribute positively to our operating income.

Company-operated restaurants sales. Company-operated restaurant sales were $38.3 million and $56.2 million in fiscal 2008 and 2007, respectively. The $17.9 million decrease was primarily due to a decrease in the number of Company-operated restaurants in 2008. In 2008, we operated, on average, 53 Company-operated restaurants compared to 82 Company-operated restaurants in 2007. On occasion, we may open more Company-operated restaurants when we enter new markets, and we may also repurchase restaurants from existing franchisees and then refranchise these restaurants. As such, Company-operated revenue is impacted by the type of restaurant (standard or non-standard) and the timing of these events throughout the year. In addition, we closed 10 Company-operated restaurants in the fourth quarter of 2008 in our southern New England markets and recorded restaurant closure costs and an impairment charge related to these markets (see below). During fiscal 2008, we have transitioned many of our U.S. Company-operated restaurants to either franchise or operator agreements. While this may have the effect of lowering our sales from Company-operated restaurants, many of these restaurants meet the criteria set out in ASC 810, thus requiring us to consolidate most of these restaurants under these rules and, therefore, consolidate their sales. As a result, we have increased the number of restaurants consolidated under ASC 810—see below. In addition, restaurants operating under operator agreements often qualify for increased financial support, primarily in the area of rent and royalties relief (see “Franchise Revenues” below).

Non-owned consolidated restaurants sales. The consolidation of 118 and 101 certain non-owned restaurants, on average, during fiscal 2008 and 2007 resulted in an increase in sales of $10.7 million from $125.3 million in fiscal 2007 to $136.0 million in fiscal 2008.

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

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,181.0 million in fiscal 2008, an increase of $81.8 million, or 7.4%, compared to fiscal 2007. Our cost of sales includes distribution cost of sales, cost of sales from Company-operated restaurants, and cost of sales from certain non-owned restaurants.

Distribution cost of sales. Distribution cost of sales increased $84.7 million, or 9.0%, during the year. Of this increase, $28.7 million was due to the increased cost of product and operating costs from the rollout of frozen and refrigerated distribution from our Guelph facility. Product demand from systemwide sales growth represented approximately $35.2 million due to an increase in the number of restaurants opened and same-store sales increases. In addition, cost of sales increased $12.0 million due to new products being managed through our supply chain. Partially offsetting this growth were certain items included in distribution cost of sales in 2007 that did not recur in 2008, such as the uniform rollout. The remainder of cost of sales growth was the result of a combination of product mix and cost increases.

Distribution cost of sales represented 63.9% of our total costs and expenses in fiscal 2008 as compared to 63.8% of our total costs and expenses in fiscal 2007. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee and sugar. These cost changes can impact distribution revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. See “Commodity Risks” below.

Company-operated restaurants cost of sales. Company-operated restaurant cost of sales, which includes food, paper, labour and occupancy costs, varies with the average number and mix (e.g., size, location, standard or non-standard) of Company-operated restaurants. These costs decreased by $19.5 million, or 30.3%, from $64.5 million in fiscal 2007 to $44.9 million in fiscal 2008 as a result of 29 fewer Company-operated restaurants, on average, during the year.

Non-owned consolidated restaurants cost of sales. The consolidation of 118 and 101 certain non-owned restaurants, on average, during fiscal 2008 and 2007, respectively, resulted in cost of sales of $115.1 million and $98.5 million, respectively. Associated cost of certain non-owned restaurants were impacted by restaurant mix (e.g. size, location, standard or non-standard) and foreign exchange rates.

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

Our HRCC changed the long-term incentive (or equity) compensation program in 2008 for our named executive officers, as follows: (i) we continued to issue restricted stock units, but they were conditional on the achievement of performance objectives over the prior fiscal year (“P+RSUs”), and (ii) we commenced an option program with linked or tandem stock appreciation rights (“SARs”). P+RSUs and options/SARs were granted in May 2008. Stock-based compensation costs, which are included in general and administrative expenses, were $9.6 million in fiscal 2008 compared to $8.6 million in fiscal 2007. The increase was primarily a result of the having more grants outstanding for the majority of 2008, vesting on average over a 30 month period, except for the immediate expensing of RSU grants for retirement eligible employees.

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

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence. Our two most significant equity investments are our 50-50 joint venture with Arytza which provides our system with par-baked donuts, Timbits, bread products, and most recently, pastries, and our TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants to both Tim Hortons and Wendy’s Restaurants of Canada Inc.

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

Other Income, net

Other income, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, foreign exchange gains and losses. In fiscal 2008, other income, net, was $2.6 million versus $0.6 million of other income, net, in fiscal 2007. The $1.9 million net increase in other income was primarily a result of foreign exchange gains in 2008 as opposed to foreign exchange losses in 2007 primarily related to foreign currency net asset positions. Foreign currencies strengthened substantially in late 2008 as opposed to weakening substantially in 2007.

Interest Expense

Total interest expense, including interest on our credit facilities, was $24.6 million in fiscal 2008 and $24.1 million in fiscal 2007. The increase of $0.5 million was primarily a result of higher interest on additional capital leases, partially offset by lower effective interest rates on our term debt.

Interest Income

Interest income was $4.9 million in fiscal 2008 and $7.4 million in fiscal 2007. The decrease of $2.5 million was primarily a result of lower overall rates of return on investments and lower overall non-restricted cash balances, which were partially offset by interest earned on restricted cash and cash equivalents and restricted investments relating to our Tim Card®. Interest earned on restricted cash and cash equivalents and restricted investments of $0.6 million in fiscal 2008 was contributed to our advertising and promotion fund. The contribution is recorded in general and administrative expense.

Income Taxes

The effective income tax rate in fiscal 2008 was 32.8% compared to 33.9% in 2007. The variance is primarily explained by the reduction in Canadian federal statutory rates and withholding tax rates in 2008, offset by increases to valuation allowances relating to U.S. deferred tax assets.

Net income attributable to noncontrolling interests

Effective for the first quarter of 2009, we adopted provisions within ASC 810 (formerly SFAS No. 160). The adoption of this standard required retroactive application (see Basis of Presentation—Application of Critical Accounting Policies). Net income attributable to noncontrolling interests relates to the minority interests arising from certain non-owned restaurants we consolidate in accordance with ASC 810 (formerly FIN 46R). In fiscal 2008, we consolidated on average 118 restaurants under ASC 810 (formerly FIN 46R) as compared to 101 restaurants during fiscal 2007.

Comprehensive Income

In fiscal 2008, comprehensive income attributable to Tim Hortons Inc. was $368.2 million compared to $205.9 million in fiscal 2007, of which $2.2 million and $2.4 million related to noncontrolling interest, respectively. Net income attributable to Tim Hortons Inc. increased $15.1 million in fiscal 2008 from fiscal 2007, as discussed above. Other comprehensive income included a translation adjustment gain of $82.9 million in fiscal 2008 compared to a translation adjustment loss of $60.9 million in fiscal 2007. Translation adjustment income (loss) arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the year-over-year change in other comprehensive income is attributable to a gain of $0.6 million related to cash flow hedges, net of taxes in fiscal 2008 compared to a loss of $2.8 million in fiscal 2007.

The exchange rate was Cdn$1.2092 for US$1.00 on December 28, 2008 and was Cdn$0.9805 for US$1.00 on December 30, 2007.

XBRL Filing

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T, of Regulation S-T the interactive data file, is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore, our XBRL tagged financial statements and footnotes should be read in conjunction with our Consolidated Financial Statements contained within this Form 10-K.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through 2010, but to a lesser extent than in the past. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

In fiscal 2009, we generated $415.7 million of cash from operations, as compared to cash generated from operations of $356.0 million in fiscal 2008, for a net increase of $59.7 million (see “Comparative Cash Flows”

below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our revolving credit facilities, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that we would not be able to borrow on terms which are favourable to us.

Our senior bank facility, which consists of a $300 million term loan and two revolving credit facilities (U.S.$100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin of 50 bps, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under the facility can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 11 financial institutions, of which Canadian financial institutions hold approximately 63% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite current credit market conditions. As part of our public company reorganization, we amended and restated the senior bank facility, effective September 28, 2009, to include, among other administrative changes, the Company and our primary U.S. subsidiary as a borrower, and also added the Company as a guarantor. Given that the facility matures in February 2011, we have commenced a review of our refinancing options.

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

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At January 3, 2010, we had approximately $403.2 million in term debt and capital leases included in long-term obligations on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program. Given the continued credit concerns in financial markets, when investing our cash, we are more focused on capital preservation than yield.

In fiscal 2009, we continued to repurchase shares under our previously announced share repurchase program, which authorized the Company to repurchase up to $200 million of common shares, not to exceed the regulatory maximum of 9,077,438 shares, which was equivalent to 5% of the Company’s outstanding common shares at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and was suspended between April 2009 and October 2009, until the Company completed a review of its capital allocation activities after reorganizing as a Canadian public company. The program resumed in November 2009. Under the 2009 program, shares were repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations. In fiscal 2009, we spent approximately $130.1 million to repurchase approximately 4.2 million shares under this program.

Our Board of Directors has approved a 2010 share repurchase program for up to $200 million, or 5% of our outstanding shares as of February 19, 2010. The 2010 program, which received Toronto Stock Exchange approval on March 1, 2010, commenced on March 3, 2010 and will continue for twelve months ending in March 2, 2011. The program may terminate earlier if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion of management or our Board of Directors, subject to the Company’s compliance with regulatory requirements. The Company may make repurchases on the New York Stock Exchange, or the Toronto Stock Exchange and/or other Canadian marketplaces, subject to regulatory requirements. Timing of the share repurchases will be at management’s discretion given prevailing market conditions, cost and other consideration and pursuant to an automatic trading (or 10b5-1) plan, at inception. We expect that all purchases made under the 2010 program will be primarily funded from cash from operations and repurchased shares will be cancelled.

Since initiation of these share repurchase programs, we have repurchased an aggregate of approximately 16.0 million shares, or 8.3%, of our outstanding common shares as of the date of inception of the first program, for a total cost of $529.6 million. Separately, we spent $1.3 million to acquire shares from The TDL RSU Plan Trust in 2008, as previously disclosed. We have primarily funded all of these repurchases to date from our cash on hand and from our cash from operations.

In fiscal 2009, we paid four quarterly dividends of $0.10 per share, totaling approximately $72.5 million. In fiscal 2008, we paid four quarterly dividends of $0.09 per share, totaling approximately $66.1 million. We have historically paid for all dividends primarily from cash generated from our operations, and we expect to continue to do so in 2010. In 2009, our targeted dividend payout range was 20% to 25% of prior year normalized net income, which is net income adjusted for certain discrete items, such as tax impacts and asset impairment and related closure costs, that affect our annual net income.

In February 2010, our Board of Directors approved a change to our long-term targeted dividend payout range, reflecting our strong cash flow position, which allows us to continue our number one priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. Our long-term targeted dividend payout range will change to 30% to 35% of prior year, normalized annual net earnings, focusing initially at the lower end of the range. Coinciding with this change in 2010, our Board has declared a quarterly dividend of $0.13 per share payable on March 23, 2010 to shareholders of record as of March 8, 2010, representing an increase of 30% from the previous dividend rate. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

In 2006, we established The TDL RSU Plan Trust. The Trust holds our common shares for future use to satisfy our obligation to settle restricted stock units (“RSUs”) granted to certain Canadian employees under our 2006 stock incentive plan by delivering common shares. This Trust enables us to fix the amount of cash required to satisfy RSU obligations that vest in a future period at approximately the same dollar value at which the RSUs were originally granted. In fiscal 2009 and 2008, the Trust purchased approximately 25,000 shares and 116,000 shares, respectively, of our common shares on the open market for a total cost of $0.7 million and $3.8 million, respectively.

In fiscal 2009, the Trust settled RSU obligations with the substantial majority of the Company’s Canadian employees by disbursing 0.1 million shares from the Trust, with a total value of $3.6 million, after ensuring provision for all applicable statutory withholding requirements. In fiscal 2009, prior to the corporate reorganization, RSU obligations to U.S. employees and directors were settled with treasury shares. As a Canadian public company after the reorganization, we no longer have treasury shares and as a result, RSU obligations to U.S. employees and certain other participants were settled by open market purchase, all of the foregoing after provision for all applicable statutory withholding requirements.

Credit Facilities

We have an unsecured five-year senior bank facility (“Senior Bank Facility”) with a syndicate of Canadian and U.S. financial institutions, which are guaranteed by us and certain of our other subsidiaries and which may be drawn by us or one of our principal subsidiaries. Our Senior Bank Facility consists of the following:

•	a $300.0 million term loan;

•	a $200.0 million Canadian revolving credit facility (which includes $15.0 million overdraft availability and $25.0 million letter of credit facility); and

•	a US$100.0 million U.S. revolving credit facility (which includes a US$10.0 million letter of credit facility).

The Senior Bank Facility was amended and restated upon the completion of the public company reorganization in fiscal 2009 to include the Company and our principal U.S. operating subsidiary as borrowers and to include the Company as a guarantor, among other administrative changes.

As of January 3, 2010, the $300.0 million term debt was outstanding and the revolvers were undrawn, except for approximately $8.6 million being used to support standby letters of credit with various parties.

The Senior Bank Facility matures on February 28, 2011. The term loan bears interest at a variable rate per annum equal to Canadian prime rate or, alternatively, we may elect to borrow by way of bankers’ acceptances (or loans equivalent thereto) plus a margin. The Senior Bank Facility contains various covenants which, among other things, requires the maintenance of two financial ratios: a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (“EBITDA”) ratio, and, a minimum fixed charge coverage ratio. We were in compliance with these covenants as at January 3, 2010.

The consolidated maximum debt coverage ratio is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities.

The minimum fixed charge coverage is computed as net income before interest expense, taxes, depreciation and amortization, rent expense, and net of extraordinary non-cash losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges includes interest and rent expense.

In connection with the Senior Bank Facility, we entered into $130.0 million of interest rate swaps in March 2006 and June 2007 with multiple financial institutions to help manage our exposure to interest rate volatility (see Item 7A—Interest Rate Risk).

The Senior Bank Facility contains certain covenants that will limit our ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of our business; enter into transactions with affiliates; or enter into certain restrictive agreements; or pay dividends or make share repurchases if we are not in compliance with the financial covenants, or if such transactions would cause us to not be in compliance with the financial covenants.

Events of default under the Senior Bank Facility include, among other things: a default in the payment of the obligations under the Senior Bank Facility; a breach of any representation, warranty or covenant by us or certain of our subsidiaries under the Senior Bank Facility; certain events of bankruptcy, insolvency or liquidation involving us or certain of our subsidiaries; any payment default or acceleration of indebtedness of us or certain of our subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $25.0 million; and a change of control. As noted previously, this facility does not carry a market disruption clause and is supported by a syndicate lending group of 11 financial institutions, of which Canadian financial institutions hold approximately 63% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite prior and current credit market conditions.

We will use the borrowings under the revolving portions, if drawn, of the Senior Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities increased $59.7 million in fiscal 2009 to $415.7 million from $356.0 million in fiscal 2008. Driving operating cash flow growth in fiscal 2009 was higher deferred taxes of $39.1 million, a net contribution from changes in working capital of $24.4 million, higher net income attributable to Tim Hortons Inc. of $11.7 million, and higher depreciation expense of $10.2 million. Partially offsetting this growth was the add-back of the non-cash 2008 asset impairment and related closure costs, which did not recur in 2009. Included in deferred tax expense in 2009 was approximately $18.7 million relating to the uncertainty of realizing deferred tax assets relating to U.S. operations in connection with the public company reorganization. The higher 2009 depreciation expense primarily reflects depreciation expense from new restaurant development in late 2008 and fiscal 2009 and depreciation related to new information technology systems.

Investing Activities. Net cash used in investing activities in fiscal 2009 was $197.8 million compared to $183.6 million in fiscal 2008, representing an increase of $14.2 million. The higher use of cash resulted primarily from restricted investments related to our Tim Card program and other investing activities. Partially offsetting these items were lower capital expenditures year-over-year as we focused on more capital-efficient designs and locations and targeted strategic restaurants initiatives that did not require as significant amounts of capital as our previous designs and locations.

We spent $158.0 million on capital expenditures in fiscal 2009 compared to $174.2 million in fiscal 2008. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures for fiscal 2009, 2008, and 2007 is as follows:

	Fiscal Years
	2009	2008	2007
	(in millions)
Capital expenditures
New restaurants	$66.8	$124.9	$119.6
Restaurant replacements and renovations	40.4	34.8	29.7
New coffee roasting facility	28.1	0.5	—
Other capital needs	22.7	14.0	26.2

Total capital expenditures	$158.0	$174.2	$175.5

Capital expenditures were primarily for new restaurant development and remodeling (mentioned above), as well as technology initiatives and other capital needs. In addition, capital expenditures in fiscal 2009 included expenditures related to the completion of our new coffee roasting facility in Hamilton, Ontario. Expenditures for other capital needs typically represent software implementations, other equipment purchases required for ongoing business needs, and, in 2007, the conversion of our Oakville warehouse to office space. Capital expenditures for new restaurants by operating segment were as follows:

	Fiscal Years
	2009	2008	2007
	(in millions)
Canada	$48.1	$69.8	$65.9
U.S.	18.7	55.1	53.7

Total	$66.8	$124.9	$119.6

We expect fiscal 2010 capital expenditures to be between $180 million and $200 million for new restaurant development, remodeling, technology initiatives and other capital needs. We anticipate these and future capital needs related to our normal business activities will be funded through ongoing operations.

Financing Activities. Financing activities used cash of $206.9 million in fiscal 2009, compared to $239.0 million in fiscal 2008. The primary driver for this decreased spending relates to our reduced spending on our share repurchase program year-over-year of $35.2 million as we delayed repurchases during April 2009 through October 2009 until we completed a review of our capital allocation activities after our public company reorganization. Partially offsetting this lower spending was higher dividend payments in 2009.

Contractual Obligations

Our significant contractual obligations and commitments as of January 3, 2010 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities(1)	$12,074	$301,834	$2,833	$31,329	$348,070
Advertising fund restricted debt, including interest and current maturities	7,041	393	22	—	7,456
Capital leases	13,767	23,241	20,973	68,503	126,484
Operating leases	73,818	125,763	113,316	471,355	784,252
Purchase obligations	299,897	15,053	3,630	—	318,580

Total contractual obligations	$406,597	$466,284	$140,774	$571,187	$1,584,842

As of January 3, 2010
(in thousands)
Other Commercial Commitments
Franchisee lease and loan guarantees	$532
Letters of credit and surety bonds	9,253

Total other commercial commitments	$9,785

(1)	Future interest payments on term debt have been calculated at the year-end quarterly interest rate plus the spread, as set on December 1, 2009.

The above table does not reflect unrecognized tax benefits of $27.3 million (including related interest) as the Company is unable to make a reasonable reliable estimate when possible cash settlements with a taxing authority would occur (Refer to Note 6 to the Consolidated Financial Statements).

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

As of January 3, 2010, we have guaranteed certain leases and debt payments of franchisees amounting to $0.5 million. In the event of default by a franchisee, we generally retain the right to acquire possession of the related restaurants. We are also the guarantor on $9.3 million in letters of credit and surety bonds with various parties; however, we do not expect any significant loss to result from these instruments because we do not believe performance will be required.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of January 3, 2010 and December 28, 2008 as that term is described by the SEC.

Financial Definitions

Sales

Primarily includes sales of products, supplies and restaurant equipment (except for initial equipment packages sold to franchisees as part of the establishment of their restaurant’s business—see “Franchise Fees”) that are shipped directly from our warehouses or by third party distributors to the restaurants, which we include in distribution sales. Sales include canned coffee sales through the grocery channel. Sales also include sales from Company-operated restaurants and sales from certain non-owned restaurants that are consolidated in accordance with ASC 810.

Rents and Royalties

Includes franchisee royalties and rental revenues.

Franchise Fees

Includes the sales revenue from initial equipment packages, as well as fees for various costs and expenses related to establishing a franchisee’s business.

Cost of Sales

Includes costs associated with our distribution business, including cost of goods, direct labour, and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper, and labour costs for Company-operated restaurants and certain non-owned restaurants that are consolidated in accordance with ASC 810.

Operating Expenses

Includes rent expense related to properties leased to franchisees and other property-related costs (including depreciation).

Franchise Fee Costs

Includes costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

General and Administrative Expenses

Includes costs that cannot be directly related to generating revenue, including expenses associated with our corporate and administrative functions, and depreciation of office equipment, the majority of our information technology systems, and head office real estate.

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

Other Income and Expense

Includes expenses (income) that are not directly derived from our primary businesses. Items include foreign currency adjustments, gains and losses on asset sales, and other asset write-offs.

Noncontrolling interests

Represents certain non-owned restaurants that we are required to consolidate under ASC 810.

Comprehensive Income

Represents the change in our net assets during the reporting period from transactions and other events and circumstances from non-owner sources. It includes net income and other comprehensive income such as foreign currency translation adjustments and the net impact of cash flow hedges.

The Application of Critical Accounting Policies

We describe our significant accounting policies, including our critical accounting policies, in Note 1 of our audited historical Consolidated Financial Statements. Critical accounting policies are those that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to, the following: the estimation of the collectibility of royalty and other franchise related revenue; legal obligations; income taxes; insurance liabilities; various other commitments and contingencies; valuations used when assessing potential impairment of and intangibles and other long-lived assets; inventory valuation; gift certificate and cash card breakage; property and equipment, including the estimation of the useful lives of property and equipment and other long-lived assets; and, valuations associated with estimating stock-based compensation expense. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions or had different assumptions been used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

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

The Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain independent operators consolidated according to ASC 810— Consolidation (formerly Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)). Investments in non-consolidated affiliates over which we exercise significant influence but for which we are not the primary beneficiary and do not have control are accounted for using the equity method. Our share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in our business operations. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The adoption of provisions within ASC 810 (formerly SFAS No. 160) has resulted in a number of changes to the presentation of our Consolidated Financial Statements and note disclosure, which have been retrospectively applied for previously reported periods in accordance with the standard. The Consolidated Statement of Operations has been modified to present net income attributable to noncontrolling interests as a separate line item, whereas this was previously included as in Other (income), net. The Consolidated Balance Sheet, Consolidated Statement of Equity and Consolidated Statement of Comprehensive Income have been modified to present the equity associated with noncontrolling interests as a separate line item within Equity, whereas previously this was included in Other long-term liabilities. In addition, we have also modified our segment reporting disclosure in accordance with ASC 280—Segment Reporting (“ASC 280”) (formerly SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information) to present noncontrolling interest information as a reconciling item to the applicable Consolidated Financial Statement line items. Noncontrolling interests relate specifically to certain non-owned restaurants that we are required to consolidate under ASC 810 (formerly FIN 46R).

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

Effective June 15, 2009, we adopted ASC 855—Subsequent Events (formerly SFAS No. 165—Subsequent Events (“SFAS No. 165”)). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement provides that: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

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

Effective September 15, 2009, we adopted SFAS No. 168—The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), now known as ASC 105—Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (“Codification”) has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification now supersedes all previously existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. As a result, these changes will have an impact on how companies reference GAAP in their financial statements. We have adopted this new accounting standard in this Form 10-K by providing references to the Codification topics alongside references to the pre-Codification standards.

Described below are critical accounting policies, which should be read in conjunction with our historical Consolidated Financial Statements and the Notes thereto for a full understanding of our financial position and results of operations.

Revenue Recognition

The timing of revenue recognition for sales, and franchise revenues (rents and royalties and franchise fees), does not involve significant estimates and assumptions

Sales

The timing of revenue recognition for Sales (distribution and Company-operating restaurants), and franchise revenues (rents and royalties and franchise fees) does not involve significant estimates and assumptions.

We operate warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee, or in certain cases, where the product is delivered to a third-party distributor. Revenue at Company-operated restaurants is recognized upon tender of payment at the time of sale.

Franchise revenues

Our restaurants are predominantly franchised. We grant franchise licenses or operator agreements to independent operators who in turn pay franchise fees and other payments, which may include payments for equipment, royalties and, in most cases, rents for each restaurant opened. Franchise fees are collected at the time of sale or resale or renovation of the franchised restaurant. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and payment is received from the franchisee, unless the franchisee is participating in our franchise incentive program (“FIP”) (see below). Rental revenue, excluding contingent rent, is recognized on a straight-line basis. Contingent rent is recognized in the month earned. Royalties, based on a percent of monthly sales, are recognized as income on the accrual basis.

We have developed a FIP for some of our U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening. The initial franchise fee revenue is recognized at the time of sale and the equipment revenue is recognized after a sustained period of sales levels are achieved, or 104 weeks, whichever is earlier. In 2008, the FIP was modified by shortening the payment period from 130 weeks to 104 weeks. In addition, the franchisee has the option to pay for the initial franchise fee, including interest thereon, on a weekly basis over a period of up to 104 weeks from the opening of the restaurant.

We generally control, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located, and we lease the real estate to our franchisees. Rental income is recorded on an accrual basis. Most leases provide for fixed payments with contingent (or percentage) rent after sales exceed certain levels, while others provide for monthly rentals based solely on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent or percentage-based rental revenue is recognized when sales exceed certain levels.

Franchisees may receive other financial assistance, or “relief,” such as lower rents and royalties and reductions or assistance with certain other operating cost relief for restaurants in new and developing markets, and the amount of this relief is recorded as an offset to our rents and royalties revenues.

We provide for estimated losses for receivables that are not likely to be collected. Although we generally enjoy a positive relationship with our franchisees, and collection rates have historically been high, if average sales or the financial health of our franchisees were to deteriorate, we might have to increase reserves against collection of franchise revenues.

Income Taxes

We account for income taxes in accordance with ASC 740—Income Taxes (formerly SFAS No. 109—Accounting for Income Taxes). We use the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared to tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the currently enacted tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statements of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to equity are netted with such items. Changes in deferred income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. In addition, the Consolidated Statements of Operations contain items that are non-taxable or non-deductible for income tax purposes and, accordingly, cause the income tax provision to be different from what it would be if based on statutory rates.

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

Effective January 1, 2007, we adopted ASC 740-10, which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with ASC 740, we recognized a cumulative-effect adjustment of $6.7 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of retained earnings. See Note 6 of the Consolidated Financial Statements for more information on income taxes.

Property and Equipment

We carry our property and equipment at cost. Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives:

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

(2)	Lease term as defined in ASC 840 (formerly SFAS No. 13—Accounting for Leases, as amended).

Interest and other costs associated with the construction of new restaurants are capitalized. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Gains and losses on the disposition of property and equipment are classified in Other (income), net in the Consolidated Statement of Operations.

Impairment of Long-lived Assets

Long-lived assets are grouped into operating markets, which represent the lowest level of independent cash flows and tested for impairment whenever an event or circumstance occurs that indicate impairment may exist (“triggering event”), which may include a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of prior to its estimated useful life. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric, or prolonged negative cash flows in the operating market, are indicators that we use in evaluating whether an impairment may exist. We also test for impairment if we have a higher-than-normal amount of restaurant closures in any one market. In developed markets, one of our key indicators for the overall health of an operating market is same-store sales growth. We also consider the length of time we have been in the market as it takes time to fully establish a market. Generally, if same-store sales decline over time on a consecutive basis, further evaluation may be required, including review of operating market cash flows. In developing markets, we assess a number of factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market and the average unit sales volume trends, as well as a higher-than-normal amount of restaurant closures in a market. Given the current market conditions present for the majority of the period under review, we also make assessments as to whether declines are an indication of expected long-term performance for the developing market.

Non-restaurant-related assets are grouped based on their ability to generate independent cash flows. In the case of our manufacturing facilities, they are grouped on a facility-by-facility basis. Corporate assets, which relate primarily to land, buildings, and computer hardware and software systems, are grouped on a consolidated level with all long-lived assets as they support the entire business and independent cash flows are not generated from these specific assets.

If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. The fair value of the property and equipment is estimated using primarily third-party appraisals or the discounted cash flows, as appropriate. The estimated fair value is allocated to individual assets within the group.

Gift Certificates and Cash Cards

We have a Tim Card® a quick pay cash card program. Generally, customers can prepay for future purchases at participating Tim Hortons restaurants or over the Internet by reloading a dollar value onto their Tim Card through cash or credit cards when, and as needed. A Tim Card entitles the holder to use the value for purchasing product only and the amounts generally are nonrefundable and not redeemable for cash. Tim Card holders are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the cash cards, and we do not charge any service fees that cause a decrease to customer balances.

Cash collected from the loading of the Tim Card are recorded as Restricted cash and cash equivalents and Restricted investments on the Consolidated Balance Sheet since these funds have been designated for use only by the cash card program to honour outstanding obligations. Changes in the Restricted cash and cash equivalents balances have been classified as an operating activity on the Consolidated Statement of Cash Flows while changes in the Restricted investments are classified as an investing activity. The Restricted cash and cash equivalents and Restricted investment balances at January 3, 2010 and December 28, 2008, represent the prepaid amounts not yet redeemed by customers. The outstanding customer obligations for both Tim Cards and gift certificates are recorded in Accrued liabilities, Other on the Consolidated Balance Sheet. Since the inception of the program, interest on the Restricted cash and cash equivalents and Restricted investments has been contributed to our advertising and promotion funds to help offset costs associated with this program.

While we will honour all cash cards presented for payment, we may, based on historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances due to, among other factors, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the obligation for any such card balances may be transferred to our advertising and promotion funds. No such amounts were recognized in 2009, 2008 or 2007.

In addition to the Tim Card program, we have gift certificates available in certain locations for a limited time. The Company will continue to honour outstanding gift certificates. When a customer uses a gift certificate or a Tim Card to purchase product at a Company-operated restaurant, we recognize the revenue from the sale of the product. When a customer uses a gift certificate or Tim Card at a franchised restaurant, we recognize revenues, in the form of rents and royalties, arising from the sale of the product. We recognize income on unredeemed gift certificates (“gift certificate breakage”) when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions. We determine gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined, it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2009, 2008 and 2007.

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

Variable Interest Entities

We enter into flexible lease arrangements with certain operators who are not required to invest a significant amount of capital. In addition, U.S. franchisees participating in the FIP (“FIP Franchisee”) do not have a significant amount of initial capital outstanding that is not financed directly by us. Because the legal entity within which such an operator or FIP Franchisee operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined in the Master Glossary of the FASB Codification and according to the provisions in ASC 810 (formerly FIN 46R). Based on our review of the financial statements we receive from these operators and FIP Franchisees, our projections indicate we, in some instances, are the primary beneficiary expected returns or losses as that term is defined by ASC 810 (formerly FIN 46R), of these VIEs. Accordingly, we have consolidated, on average, 129, 120 and 111 restaurants, or approximately 3.6%, 3.5% and 3.4% of our total franchise restaurants, at year-end 2009, 2008, and 2007, respectively.

Net income attributable to noncontrolling interests is presented on the Consolidated Statement of Operations and Noncontrolling interests are presented in the Equity section of the Consolidated Balance Sheet. In fiscal 2009, we adopted the provisions within ASC 810 related to noncontrolling interests (formerly SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51), which required us to change certain of our classifications relating to minority interests.

We have no equity interest in any of our franchisees. None of our assets serves as collateral for the consolidated restaurants, and creditors of these operators have no recourse to us. The only significant exposure to us related to these VIEs relates to the collection of amounts due to us, which are collected weekly. The agreements governing the license arrangements can be cancelled by either the franchisee or us with 30 days notice, further reducing our potential exposure.

VIEs for which we are determined to be the primary beneficiary have an inconsequential impact on our reported consolidated net income. The impact of consolidating these VIEs to our Consolidated Balance Sheets is also not significant. There are a small percentage of restaurants considered to be VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with this small percentage of franchise restaurants is also not material.

In connection with RSU awards granted to employees, we established The TDL RSU Plan Trust that purchases and retains common shares to satisfy our contractual obligation to deliver shares to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held by the Trust has been accounted for as a reduction in outstanding common shares, and the Trust has been consolidated in accordance with ASC 810 (formerly FIN 46R) as a VIE since the Company is the primary beneficiary.

Stock-based Compensation

Our 2006 Stock Incentive Plan (the “2006 Plan”) is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of restricted stock units, stock options, stock appreciation rights (“SARs”), dividend equivalent rights (“DERs”), performance awards and share awards. We currently provide compensation to certain employees under the 2006 Plan in the form of restricted stock units and stock options with tandem SARs. In addition, we issue deferred stock units to our directors under our Amended and Restated Non-Employee Director Deferred Stock Unit Plan. We previously issued restricted stock units to directors, but these were fully vested and settled in November 2008. We account for stock-based compensation in accordance with the fair value recognition provisions of ASC 718 (formerly SFAS No. 123R—Share-based Payment).

Restricted stock units—Restricted stock units granted are measured at the fair market value based on the closing price of our common shares traded on the Toronto Stock Exchange on the first business day preceding the grant date. Restricted stock units are generally expensed on a straight-line basis over the vesting period. The expense is recorded in general and administrative expenses, consistent with the classification of the related employee compensation expense. Grants related to retirement-eligible employees are expensed immediately. Restricted stock units have DERs. In addition, we may grant performance-conditioned restricted stock units to certain of our employees. The performance component is based on prior year performance and is only used to determine the amount of units granted. All other characteristics of the performance-based restricted stock units are the same as restricted stock units when granted as the performance condition would have been previously satisfied.

Deferred stock units—Deferred stock units are granted to non-employee members of our Board of Directors and are expensed on the date of grant since they vest immediately, although they are not payable until a director’s separation from service. Deferred stock units are notional units which track the value of our common shares. These units are settled in cash based on the value of our common shares on the Toronto Stock Exchange on the date of the director’s separation of service from the Company. Since the awards are settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed. Deferred stock units have dividend equivalent rights, which are expensed as earned.

Stock options—The Company uses the Black-Scholes-Merton option pricing model which requires the input of subjective assumptions. These assumptions include: the estimated length of time employees will retain their stock options before exercising them (“the expected term”), the expected volatility of our common share price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs (see below) granted to retirement-eligible employees are expensed immediately. Changes in subjective assumptions as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized on the Consolidated Statements of Operations. We issued stock option awards with tandem SARs for the first time to our named executive officers in fiscal 2008 and to all of our officers in fiscal 2009.

Stock appreciation rights—SARs may be granted alone or in conjunction with a stock option. A SAR related to an option generally terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option.

Segmented Reporting

We operate exclusively in the food-service industry and have determined that our reportable segments are those that are based on methods of internal reporting and management structure and represent the manner in which our chief decision maker views and evaluates the various aspects of our business. Our reportable segments are the geographic locations of Canada and the U.S.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)), now codified within ASC 810—Consolidations. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, adds an additional reconsideration event for determining whether an entity is a variable interest entity, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Standard is effective for annual reporting periods that begin after November 15, 2009. We are currently assessing the potential impact, if any, the adoption of SFAS No. 167 may have on our Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning after June 15, 2010. We are currently assessing the potential impact, if any, the adoption of this ASU may have on its Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-02–Accounting and Reporting for Decreases in Ownership of a Subsidiary-A Scope Clarification, as codified in ASC 810—Consolidations. This ASU clarifies the applicable scope and implementation issues of ASC 810, originally issued as FASB Statement No. 160—Noncontrolling Interests in Consolidated Financial Statements, for a decrease in ownership in a subsidiary that is a business or nonprofit activity and expands disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This ASU is effective for interim or annual periods ending on or after December 15, 2009 and should be applied retrospectively to the first time the we adopted FASB Statement No. 160. The adoption of this ASU did not have an impact on our 2009 Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements. This ASU provides amendments to ASC 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We are currently assessing the potential impact, if any, the adoption of this ASU may have on its Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks associated with foreign exchange rates, commodity prices, interest rates and inflation. In accordance with our policies, we manage our exposure to these various market-based risks.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. Our primary foreign exchange exposure to our cash flows results from purchases by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were approximately $185 million for fiscal 2009. In addition, we are exposed to foreign exchange fluctuations when we translate our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the fluctuations in exchange rates do impact our U.S. segment operating results, and can affect the comparability between quarters and year-to-year. Also, from time to time, we hold U.S. dollars and other U.S. dollar net positions in Canadian dollar functional currency entities to support our business needs as a result of our cross-border structure. The holding of U.S. dollar net positions in these entities can cause foreign exchange gains and losses which are included in Other expense (income), net, and can, therefore, affect our earnings.

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

Forward currency contracts to sell Canadian dollars and buy US$75 million and US$41.0 million were outstanding as of January 3, 2010 and December 28, 2008, respectively, primarily to hedge coffee purchases from third parties, including intercompany purchases. The fair value unrealized loss on these forward contracts was $2.0 million as of January 3, 2010 compared to an unrealized gain of $4.9 million as of December 28, 2008.

At the current level of annual operating income generated from our U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by 10% the entire year, the annual impact on our net income and annual cash flows would not be material.

Commodity Risk

We purchase certain products such as coffee, wheat, edible oil and sugar in the normal course of business, the prices of which are affected by commodity prices. Therefore, we are exposed to some price volatility related to weather and more importantly, various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques include setting fixed prices for periods of up to one year with suppliers, setting in advance the price for products to be delivered in the future and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a minimum of six months, and we also typically hedge against the risk of foreign exchange at the same time. We do not generally make use of financial instruments to hedge commodity prices, partly because of these contract pricing techniques. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions. While price volatility can occur, which would impact profit margins, we and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to franchisee and customer acceptance, respectively.

In addition, we currently have purchase contracts in place for at least the first half of 2010 covering key commodities such as coffee, wheat, sugar, and cooking oils. As we have stated previously, we may be subject to higher commodity prices depending upon prevailing market conditions and foreign exchange rates at the time we make purchases beyond our current commitments. Higher commodity costs could also impact earnings from our joint venture operations.

Interest Rate Risk

In February 2006, we entered into an interest rate swap for $100.0 million of our $300.0 million term loan facility to convert a portion of the variable rate debt from floating rate to fixed rate. In the second quarter of 2007, we entered into an additional $30.0 million interest rate swap, resulting in a total of $130.0 million in interest rate swaps outstanding in connection with our term loan. The swaps convert a portion of the variable rate debt from floating rate to fixed rate. The interest rate swaps essentially fix the interest rate on $130.0 million of the $300.0 million term loan at 5.04% and mature on February 28, 2011. The weighted average interest rate on the term debt, including the swapped portion, was 3.02% for fiscal 2009 (2008: 4.61%). The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. The fair value unrealized loss on these contracts as of January 3, 2010 was $3.6 million, net of taxes of $1.7 million. If interest rates change by 100 basis points, the impact on our annual net income which would be reduced due to our variable rate investments, would not be material. We have reviewed counterparty risk related to these derivative positions and do not believe there is significant risk with respect to these instruments.

Inflation

Consolidated Financial Statements determined on an historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for our business: inventories approximate current market prices, property holdings at fixed costs are substantial, and there is some ability to adjust prices. However, if several of the various costs in our business experience inflation at the same time, such as commodity price increases beyond our ability to control and increased labour costs, we and our franchisees may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(in thousands of Canadian dollars, except per share data)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Revenues
Sales	$1,494,196	$1,348,015	$1,248,574
Franchise revenues
Rents and royalties	657,909	601,870	553,441
Franchise fees	90,033	93,808	93,835

	747,942	695,678	647,276

Total revenues	2,242,138	2,043,693	1,895,850

Costs and expenses
Cost of sales	1,318,576	1,180,998	1,099,248
Operating expenses	238,791	216,605	201,153
Franchise fee costs	86,903	87,486	87,077
General and administrative expenses	141,739	130,846	119,416
Equity (income) (note 11)	(35,963)	(37,282)	(38,460)
Asset impairment and related closure costs (note 3)	—	21,266	—
Other (income), net	(3,319)	(2,564)	(644)

Total costs and expenses, net	1,746,727	1,597,355	1,467,790

Operating income	495,411	446,338	428,060
Interest (expense)	(21,220)	(24,558)	(24,118)
Interest income	1,950	4,926	7,411

Income before income taxes	476,141	426,706	411,353
Income taxes (note 6)	178,263	139,812	139,441

Net income	297,878	286,894	271,912

Net income attributable to noncontrolling interests	1,511	2,216	2,361

Net income attributable to Tim Hortons Inc.	$296,367	$284,678	$269,551

Basic earnings per common share attributable to Tim Hortons Inc. (note 2)	$1.64	$1.55	$1.43

Diluted earnings per common share attributable to Tim Hortons Inc. (note 2)	$1.64	$1.55	$1.43

Weighted average number of common shares outstanding – Basic (in thousands) (note 2)	180,477	183,298	188,465

Weighted average number of common shares outstanding – Diluted (in thousands) (note 2)	180,609	183,492	188,759

Dividends per common share	$0.40	$0.36	$0.28

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands of Canadian dollars)

	As at
	January 3, 2010	December 28, 2008
Assets
Current assets
Cash and cash equivalents	$103,267	$101,636
Restricted cash and cash equivalents (note 1)	60,629	62,329
Restricted investments (note 1)	20,186	—
Accounts receivable, net (note 4)	170,757	159,505
Notes receivable, net (note 5)	38,609	22,615
Deferred income taxes (note 6)	3,388	19,760
Inventories and other, net (note 7)	68,289	71,505
Advertising fund restricted assets (note 8)	26,681	27,684

Total current assets	491,806	465,034
Property and equipment, net (note 9)	1,340,757	1,332,852
Notes receivable, net (note 5)	9,782	17,645
Deferred income taxes (note 6)	8,919	29,285
Intangible assets, net (note 10)	6,034	2,606
Equity investments (note 11)	120,939	132,364
Other assets	18,416	12,841

Total assets	$1,996,653	$1,992,627

Liabilities and Equity
Current liabilities
Accounts payable (note 12)	$129,563	$157,210
Accrued liabilities:
Salaries and wages	20,324	18,492
Taxes	25,220	25,605
Other (note 12)	112,173	110,518
Deferred income taxes (note 6)	376	—
Advertising fund restricted liabilities (note 8 and note 13)	43,944	47,544
Current portion of long-term obligations	7,642	6,691

Total current liabilities	339,242	366,060

Long-term obligations
Term debt (note 13)	335,995	332,506
Advertising fund restricted debt (note 8 and note 13)	415	6,929
Capital leases (note 15)	67,156	59,052
Deferred income taxes (note 6)	4,603	13,604
Other long-term liabilities	78,304	72,467

Total long-term obligations	486,473	484,558

Commitments and contingencies (note 16)
Equity
Equity of Tim Hortons Inc.
Common shares, ($2.84 stated value per share). Authorized: unlimited shares and nil, respectively. Issued: 177,318,614 and nil, respectively (note 17)	502,872	—
Common stock, (par value per share nil and US$0.001, respectively). Authorized: nil and 1,000,000,000 shares, respectively. Issued: nil and 193,302,977, respectively (note 17)	—	289
Capital in excess of par value	—	929,102
Treasury stock, at cost: nil and 11,754,201 shares, respectively (note 17)	—	(399,314)
Common shares held in Trust, at cost: 278,500 and 358,186 shares, respectively (note 17)	(9,437)	(12,287)
Retained earnings	796,235	677,550
Accumulated other comprehensive loss	(120,626)	(54,936)

Total equity of Tim Hortons Inc.	1,169,044	1,140,404
Noncontrolling interests	1,894	1,605

Total equity	1,170,938	1,142,009

Total liabilities and equity	$1,996,653	$1,992,627

See Accompanying Notes to the Consolidated Financial Statements.

Approved on behalf of the Board:

By:	/s/ DONALD B. SCHROEDER	By:	/s/ MICHAEL J. ENDRES
	Donald B. Schroeder, Director		Michael J. Endres, Director

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands of Canadian dollars)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Cash flows provided from (used in) operating activities
Net income	$297,878	$286,894	$271,912
Net income attributable to noncontrolling interest	(1,511)	(2,216)	(2,361)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	101,447	91,278	83,595
Asset impairment and related closure costs (note 3)	—	21,266	—
Stock-based compensation expense	8,869	9,630	8,560
Equity income, net of cash dividends	11,397	4,519	1,448
Deferred income taxes	25,342	(13,714)	(7,097)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	789	(23,820)	(37,790)
Accounts and notes receivable	(13,692)	(51,235)	3,577
Inventories and other	1,012	(3,708)	(8,323)
Accounts payable and accrued liabilities	(19,726)	22,723	58,461
Other, net	3,846	14,398	21,994

Net cash provided from operating activities	415,651	356,015	393,976

Cash flows (used in) provided from investing activities
Capital expenditures	(157,971)	(174,247)	(175,541)
Purchase of restricted investments	(20,136)	(11,881)	—
Proceeds from sale of restricted investments	—	12,000	—
Principal payments on notes receivable	2,821	3,939	6,791
Other investing activities	(22,540)	(13,418)	(11,101)

Net cash used in investing activities	(197,826)	(183,607)	(179,851)

Cash flows (used in) provided from financing activities
Purchase of treasury stock (note 17)	(16,701)	(165,258)	(170,604)
Purchase of common shares (note 17)	(113,401)	—	—
Purchase of common shares/stock held in trust (note 17)	(713)	(3,842)	(7,202)
Purchase of common shares/stock for settlement of share/stock-based compensation (note 18)	(477)	(226)	(110)
Dividend payments	(72,506)	(66,086)	(52,865)
Proceeds from issuance of debt, net of issuance costs	3,507	3,796	2,588
Tax sharing payment from Wendy’s	—	—	9,116
Principal payments on other long-term debt obligations	(6,582)	(7,376)	(4,060)

Net cash used in financing activities	(206,873)	(238,992)	(223,137)

Effect of exchange rate changes on cash	(9,321)	10,618	(9,469)

Increase (decrease) in cash and cash equivalents	1,631	(55,966)	(18,481)
Cash and cash equivalents at beginning of year	101,636	157,602	176,083

Cash and cash equivalents at end of year	$103,267	$101,636	$157,602

See supplemental cash flow information (Note 21).

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands of Canadian dollars)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Common shares
Balance at beginning of year	$—	$—	$—
Converted from common stock (note 17)	513,318	—	—
Repurchase of common shares	(10,446)	—	—

Balance at end of year	$502,872	$—	$—

Common stock
Balance at beginning of year	$289	$289	$289
Converted to common shares (note 17)	(289)	—	—

Balance at end of year	$—	$289	$289

Capital in excess of par value
Balance at beginning of year	$929,102	$931,084	$918,043
Stock-based compensation	(322)	(1,982)	3,925
Tax sharing payment from Wendy’s	—	—	9,116
Converted to common shares (note 17)	(928,780)	—	—

Balance at end of year	$—	$929,102	$931,084

Treasury stock (note 17)
Balance at beginning of year	$(399,314)	$(235,155)	$(64,971)
Purchased during the year	(16,701)	(165,258)	(170,604)
Reissued during the year (note 18)	264	1,099	420
Cancelled and retired during the year (note 17)	415,751	—	—

Balance at end of year	$—	$(399,314)	$(235,155)

Common shares held in Trust (note 17)
Balance at beginning of year	$(12,287)	$(14,628)	$(9,171)
Purchased during the year	(713)	(3,842)	(7,202)
Disbursed or sold from Trust during the year (note 18)	3,563	6,183	1,745

Balance at end of year	$(9,437)	$(12,287)	$(14,628)

Retained earnings
Balance at beginning of year	$677,550	$458,958	$248,980
Opening adjustment – adoption of ASC 740-10 (formerly FIN 48) (note 6)	—	—	(6,708)

Adjusted opening retained earnings	677,550	458,958	242,272
Net income attributable to Tim Hortons Inc.	296,367	284,678	269,551
Dividends	(72,506)	(66,086)	(52,865)
Repurchase of common shares – excess of stated value (note 17)	(105,176)	—	—

Balance at end of year	$796,235	$677,550	$458,958

Accumulated other comprehensive loss
Balance at beginning of year	$(54,936)	$(138,465)	$(74,766)
Other comprehensive income/(loss)	(65,690)	83,529	(63,699)

Balance at end of year	$(120,626)	$(54,936)	$(138,465)

Total Equity of Tim Hortons Inc.	$1,169,044	$1,140,404	$1,002,083
Noncontrolling interests
Balance at beginning of year	$1,605	$2,361	$2,183
Net income attributable to noncontrolling interests.	1,511	2,216	2,361
Distributions and other to noncontrolling interests	(1,222)	(2,972)	(2,183)

Balance at end of year	$1,894	$1,605	$2,361

Total equity	$1,170,938	$1,142,009	$1,004,444

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Equity—Number of Common Shares/Stock of Tim Hortons Inc.

(in thousands of common shares/stock)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Common shares
Balance at beginning of year	—	—	—
Converted from common stock (note 17)	180,997	—	—
Repurchased during the year (note 17)	(3,678)	—	—

Balance at end of year	177,319	—	—

Common stock
Balance at beginning of year	193,303	193,303	193,303
Converted to common shares (note 17)	(193,303)	—	—

Balance at end of year	—	193,303	193,303

Treasury stock (note 17)
Balance at beginning of year	(11,754)	(6,750)	(1,930)
Purchased during the year	(560)	(5,036)	(4,832)
Reissued during the year (note 18)	8	32	12
Cancelled and retired during the year (note 17)	12,306	—	—

Balance at end of year	—	(11,754)	(6,750)

Common shares/stock held in Trust (note 17)
Balance at beginning of year	(358)	(421)	(266)
Purchased during the year	(25)	(116)	(207)
Disbursed or sold from Trust during year (note 18)	104	179	52

Balance at end of year	(279)	(358)	(421)

Common shares/stock issued and outstanding	177,040	181,191	186,132

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(in thousands of Canadian dollars)

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net income	$297,878	$286,894	$271,912

Other comprehensive income (loss)
Translation adjustments	(61,892)	82,918	(60,922)
Cash flow hedges:
Net change in fair value of derivatives	(11,576)	(2,379)	(7,303)
Amount of net loss reclassified to earnings during the year	7,778	2,990	4,526

Total cash flow hedges	(3,798)	611	(2,777)

Total other comprehensive (loss) income	(65,690)	83,529	(63,699)

Total comprehensive income	$232,188	$370,423	$208,213
Total comprehensive income attributable to noncontrolling interest	1,511	2,216	2,361

Total comprehensive income attributable to Tim Hortons Inc.	$230,677	$368,207	$205,852

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Cash flow hedges:
Net change in fair value of derivatives	$987	$3,048	$23
Amounts realized in earnings	$(1,602)	$(333)	$(21)

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act. For periods on or before September 27, 2009, Tim Hortons Inc. was a Delaware corporation (together with its subsidiaries, collectively referred to herein as “THI USA”).

References herein to “Tim Hortons”, or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act and its subsidiaries for periods on or after September 28, 2009, unless specifically noted otherwise.

At 12:00 a.m. on September 28, 2009, THI USA effected a merger that resulted in the conversion of existing common stock of THI USA, US$0.001 par value per share, into an equal number of common shares, without par value, in the Company. The Company conducts the business previously conducted by THI USA in substantially the same manner (see Note 17). The Merger was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of THI USA’s consolidated assets and liabilities, and the Company will continue to use the historical cost basis method of accounting.

The Company’s principal business is the development and franchising, and, to a minimal extent, the operation of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products including ice cream in some of its locations. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of January 3, 2010, the Company and its franchisees operated 3,015 restaurants in Canada (99.6% franchised) and 563 restaurants in the United States (“U.S.”) (99.1% franchised) under the name “Tim Hortons®.” In addition, the Company had 291 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as of January 3, 2010.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s 2009 fiscal year consisted of 53 weeks, and the 2008 and 2007 fiscal years of the Company both consisted of 52 weeks.

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), now known as FASB Accounting Standards Codification (“ASC”) 105—Generally Accepted Accounting Principles (“ASC 105”). The FASB Accounting Standards CodificationTM (“Codification”) has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) for SEC registrants. The Codification now supersedes all previous existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Codification has become nonauthoritative. As a result, these changes will have an impact on how companies reference U.S. GAAP in their financial statements. The Company has adopted this new accounting standard and references to the Codification topics have been provided alongside references to the pre-Codification standards.

Evaluation of subsequent events

Effective June 15, 2009, the Company adopted ASC 855—Subsequent Events (formerly SFAS No. 165—Subsequent Events (“SFAS No. 165”)) which resulted in additional disclosure in these financial statements. The objective of ASC 855 (formerly SFAS No. 165) was to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement provides that: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with ASC 855 (formerly SFAS No. 165), the Company has evaluated events subsequent to January 3, 2010 (see Note 25).

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with U.S. GAAP. In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of January 3, 2010 and December 28, 2008, and the consolidated results of operations, comprehensive income and cash flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

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

The Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly- owned subsidiaries and certain independent operators consolidated according to ASC 810— Consolidation (formerly Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)). Investments in non-consolidated affiliates over which the Company exercises significant influence but for which the Company is not the primary beneficiary and does not have control are accounted for using the equity method.

The Company’s share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations (see Note 11). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation.

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

Cash and cash equivalents

The Company considers short-term investments, which are highly liquid and have original maturities of three months or less, as cash equivalents. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these investments. The Company has approximately $19.5 million (2008 – $24.2 million) in cash and $83.8 million (2008 – $77.4 million) in cash equivalents as at January 3, 2010.

Restricted cash and cash equivalents and restricted investments

Amounts presented as restricted cash and cash equivalents and restricted investments on the Company’s Consolidated Balance Sheet relate to the Company’s Tim Card® cash card program. The combined balances as of January 3, 2010 and December 28, 2008 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents and restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Consolidated Balance Sheet and are disclosed in Note 12. The Company had approximately $44.4 million (2008 – $40.2 million) in restricted cash, $16.2 million (2008 – $22.1 million) in restricted cash equivalents, and $20.2 million in restricted investments at January 3, 2010.

From time to time, the Company invests some of these funds, for periods in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Consolidated Balance Sheet. The carrying amount of the restricted investments approximates fair value due to the short-term nature of the investments. All restricted investments mature between February and August 2010.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Increases or decreases in restricted cash and cash equivalents are reflected in Net cash provided from operating activities on the Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Consolidated Balance Sheet. Changes in the customer obligations are included in Net cash provided from operating activities as the offset to changes in restricted cash and cash equivalents balances. Purchases of and proceeds upon the maturity of restricted investments are included in Net cash used in investment activities on the Consolidated Statement of Cash Flows. Funding for these investments are drawn from restricted cash and cash equivalents balances.

Inventories

Inventories are stated at the lower of cost (moving average) and market and consist primarily of restaurant food items, new equipment and parts, and paper supplies.

During 2009, the Company implemented a new integrated computer system and, in connection with this implementation, the Company changed its inventory valuation method from first-in-first-out to moving average. The Company determined that the moving average inventory valuation method is a preferable method because it improves the overall accuracy and efficiency of the Company’s accounting for inventory. The impact of this change was not significant to all periods presented on both the Consolidated Statement of Operations and Consolidated Balance Sheet and, therefore, prior periods were not retroactively restated.

Property and equipment

The Company carries its property and equipment at cost and depreciates and amortizes these assets using the straight-line method over the following estimated useful lives:

Depreciation Periods(1)

Building and leasehold improvements	10 to 40 years or lease term(2)
Restaurant and other equipment	7 to 10 years
Capital leases	8 to 40 years or lease term(2)
Computer hardware and software	3 to 10 years
Advertising fund property and equipment	3 to 10 years
Other	4 to 10 years
Construction in progress	Reclassified to above categories when put in use

(1)

The Company estimates useful lives on buildings and equipment based on historical data and industry trends. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. Lives may be related to legal or contractual lives or must be estimated by the Company based on specific circumstances.

(2)	Lease term as defined in ASC 840—Leases (“ASC 840”) (formerly SFAS No. 13—Accounting for Leases (“SFAS No. 13”), as amended).

Interest and other costs associated with the construction of new restaurants are capitalized. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Gains and losses on the disposition of property and equipment are classified in Other (income), net.

Advertising fund property and equipment includes certain assets purchased or leased by the advertising fund. Due to their long-term nature, these assets have been included in property and equipment on the Consolidated Balance Sheet rather than advertising fund restricted assets, which are classified as current assets. See Note 13 for a description of secured debt amounts associated with the purchase of certain of these assets and Note 8 for a general description of the Company’s advertising funds.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Impairment of Long-lived Assets

Long-lived assets are grouped at the lowest level of independent cash flows and tested for impairment whenever an event or circumstance occurs that indicate impairment may exist (“triggering event”), which may include a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of prior to its estimated useful life.

Restaurant-related long-lived assets are grouped into operating markets as this is the lowest identifiable level of independent cash flows. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric, or prolonged negative cash flows in the operating market, are indicators the Company uses in evaluating whether an impairment may exist. The Company also tests for impairment if it has a higher-than-normal amount of restaurant closures in any one market. The Company also considers the length of time the Company has been in the market as it takes time to fully establish a market. Generally, if same-store sales decline over time on a consecutive basis, further evaluation may be required, including review of operating market cash flows. In developed markets, one of the key indicators for the overall health of an operating market is same-store sales growth. In developing markets, the Company assesses a number of factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market and the average unit sales volume trends, as well as a higher-than-normal amount of restaurant closures in a market. Given the market conditions present for the majority of the period under review, the Company also makes assessments as to whether declines are an indication of expected long-term performance for the developing market.

Non-restaurant-related assets are grouped based on their ability to generate independent cash flows. In the case of the Company’s manufacturing facilities, they are grouped on a facility-by-facility basis. Corporate assets, which relate primarily to land, buildings, and computer hardware and software systems, are grouped on a consolidated level with all long-lived assets as they support the entire business and independent cash flows are not generated from these specific assets.

If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. The fair value of the property and equipment is estimated using primarily third-party appraisals or the discounted cash flows, as appropriate. The estimated fair value is allocated to individual assets within the group.

Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as that term is defined in ASC 840 (formerly SFAS No. 13, as amended). This term includes certain option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent incurred during the construction period is expensed. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. No individual lease is material to the Company.

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

In the case of property that is leased or subleased by the Company to franchisees, minimum lease receipts, including minimum scheduled rent increases, are recorded as rent revenue on a straight-line basis consistent with the treatment of rental payments. Contingent rent revenue is generally based on a percentage of franchised restaurant sales and is recorded when these sales levels are met or exceeded.

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

Gift certificates and cash cards

The Company has a Tim Card® quick pay cash card program. Generally, customers can prepay for future purchases at participating Tim Hortons restaurants or over the Internet by reloading a dollar value onto their Tim Card through cash or credit card, when and as needed. A Tim Card entitles the holder to use the value for purchasing product only and the amounts generally are nonrefundable and not redeemable for cash. Tim Card holders are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the cash cards, and the Company does not charge any service fees that cause a decrease to customer balances.

Cash collected from the loading of the Tim Card are recorded as Restricted cash and cash equivalents and Restricted investments on the Consolidated Balance Sheet since these funds have been designated for use only by the cash card program to honour outstanding obligations. Changes in the Restricted cash and cash equivalents balances have been classified as an operating activity on the Consolidated Statement of Cash Flows, while changes in Restricted investments are classified as an investing activity. The Restricted cash and cash equivalents and Restricted investments balances at January 3, 2010 and December 28, 2008 represent the prepaid amounts not yet redeemed by customers. The outstanding customer obligations for both Tim Cards and gift certificates are recorded in Accrued liabilities, Other (see Note 12) on the Consolidated Balance Sheet. Since the inception of the program, interest on the Restricted cash and cash equivalents and Restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program.

While the Company will honour all cash cards presented for payment, the Company may, based on historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances due to, among other factors, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, the obligation for any such card balances may be transferred to the Company’s advertising and promotion funds. No such amounts were recognized in 2009, 2008 or 2007.

In addition to the Tim Card program, the Company has gift certificates available in certain locations for a limited time. The Company will continue to honour outstanding gift certificates. When a customer uses a gift certificate or a Tim Card to purchase product at a Company-operated restaurant, the Company recognizes the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

revenue from the sale of the product. When a customer uses a gift certificate or Tim Card at a franchised restaurant, the Company recognizes revenues, in the form of rents and royalties, arising from the sale of the product. The Company recognizes income on unredeemed gift certificates (“gift certificate breakage”) when it can determine that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificate value to relevant jurisdictions. The Company determines gift certificate breakage based on historical redemption patterns. Once the breakage rate is determined, it is recognized over a seven-year time period which is the estimated life of a gift certificate. Insignificant amounts have been recognized as a reduction in cost of sales in fiscal 2009, 2008 and 2007.

Revenue recognition

The timing of revenue recognition for Sales (distribution and Company-operated restaurants), and franchise revenues (rents and royalties and franchise fees) does not involve significant estimates and assumptions.

Sales

The Company operates warehouses in Canada to distribute coffee and other dry goods and refrigerated and frozen products to its extensive franchise system. Revenues from distribution sales are recorded when the product is delivered to the franchisee or, in certain cases, when the product is delivered to a third-party distributor. Revenues from Company-operated restaurants are recognized upon tender of payment at the time of sale.

Franchise revenues

The Company’s Tim Hortons restaurants are predominantly franchised. The Company grants franchise license or operator agreements to independent operators who in turn pay franchise fees and other payments, which may include payments for equipment, royalties and, in most cases, rents for each restaurant opened. Franchise fees are collected at the time of sale, resale or renovation of the franchised restaurant. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and payment is received from the franchisee, unless the franchisee is participating in the Company’s franchise incentive program (“FIP”) (see below). Rental revenue, excluding contingent rent, is recognized on a straight-line basis. Contingent rent is recognized in the month earned. Royalties, based on a percentage of monthly sales, are recognized as income in the month earned on the accrual basis, and are normally collected within the month or shortly thereafter.

The Company has developed a FIP for some of the Company’s U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trade fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening. The initial franchise fee is recognized at the time of sale and the equipment revenue is recognized after a sustained period of sales levels are achieved, or at the end of the 104 week term, whichever is earlier. In 2008, the FIP was modified by shortening the payment period from 130 weeks to 104 weeks. The franchisee has the option to pay for the initial franchise fee, including interest thereon, on a weekly basis over a period of up to 104 weeks from the opening of the restaurant. The initial franchise fee revenues are recognized at the time of sale, with consideration for potential uncollectibility.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company has established reserves, based on net realizable value, related to the collection of franchise royalties and other franchise-related receivables and commitments when it is not probable that amounts will be collected (see Notes 4 and 5).

The Company generally controls, either through ownership or by leasing, a significant majority of the real estate on which the Company’s restaurants are located and leases the real estate to its franchisees. Rental income is recorded on the accrual basis. Most leases provide for fixed payments with contingent (or percentage) rent after sales exceed certain levels, while others provide for monthly rentals based solely on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent rental revenue is recognized when sales exceed certain levels. Rental income included in rents and royalties from franchisees is presented in Note 15.

The Company generally controls the real estate site selection for restaurants. Franchise owners receive assistance in such areas as purchasing and marketing from Company personnel. These franchise expenses are included in franchise fee costs. Franchise fee revenues are comprised of revenues primarily from the sale of equipment related to establishing a franchisee’s business and the initial franchise fee. Franchisees may receive other financial assistance, or “relief,” relating to lower rents and royalties and reductions or assistance with certain other operating costs for restaurants in new and developing markets, and the amount of this relief is recorded as an offset to the Company’s rents and royalties revenues.

The following progression outlines the Company’s franchised locations and system activity for each of the years 2007 through 2009:

	2009	2008	2007
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of year	3,403	3,149	2,952
Franchises opened	172	265	192
Franchises closed	(34)	(36)	(17)
Net transfers within the franchised system (primarily resales)	19	25	22

Franchise restaurants in operation – end of year	3,560	3,403	3,149
Company-operated restaurants	18	34	72

Total systemwide restaurants – end of year(1)	3,578	3,437	3,221

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited selection of donuts. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 291 licensed locations in the Republic of Ireland and the United Kingdom as at January 3, 2010 (2008: 293 and 2007: 143).

Cost of sales related to Company-operated restaurant sales, excluding cost of sales from restaurants consolidated under in ASC 810—Consolidation (“ASC 810”) (formerly FASB Interpretation No. (“FIN”) 46R—Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003) (“FIN 46R”)), were $27.5 million, $44.9 million, and $64.5 million for the years ended 2009, 2008 and 2007, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Variable interest entities

The Company enters into lease arrangements with certain operators who are not required to invest a significant amount of capital. In addition, U.S. franchisees participating in the FIP (“FIP Franchisee”) do not have a significant amount of initial capital outstanding that is not financed directly by the Company. Because the legal entity within which such an operator or FIP Franchisee operates is considered not to be adequately capitalized, that entity is considered a variable interest entity (“VIE”) as defined in the Master Glossary of the FASB Codification and according to the provisions in ASC 810 (formerly FIN 46R). Based on management’s review of the financial statements it receives from these operators and FIP Franchisees, the projections performed by the Company indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses as that term is defined by ASC 810 (formerly FIN 46R), of these VIEs. Accordingly, the Company has consolidated 129, 120 and 111 restaurants during fiscal 2009, 2008 and 2007, respectively, or approximately 3.6%, 3.5% and 3.4% of the Company’s total systemwide restaurants, during these periods, respectively.

Effective December 29, 2008, the Company adopted provisions within ASC 810—Consolidation related to noncontrolling interests (formerly SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”)). This Statement amended Accounting Research Bulletin No. 51—Consolidated Financial Statements (“ARB 51”) and established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends ASC 260—Earnings Per Share (“ASC 260”) (formerly FASB Statement No. 128—Earnings per Share (“SFAS No. 128”)), with the result that earnings-per-share data will continue to be calculated the same way as it was calculated before this Statement was issued.

The adoption of provisions within ASC 810 (formerly SFAS No. 160) has resulted in a number of changes to the presentation of the Company’s Consolidated Financial Statements and associated note disclosure, which have been retrospectively applied for previously reported periods in accordance with the standard. The Consolidated Statement of Operations has been modified to present Net income attributable to noncontrolling interests as a separate line item, whereas this was previously included in Other (income), net. The Consolidated Balance Sheet and Consolidated Statement of Equity have been modified to present the equity associated with noncontrolling interests as a separate line item within Total equity, whereas previously this was included in Other long-term liabilities. The Consolidated Statement of Comprehensive Income has also been modified to present amounts attributable to noncontrolling interests separately. In addition, the Company has also modified its segment reporting disclosure (see Note 20) in accordance with ASC 280—Segment Reporting (“ASC 280”) (formerly SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information) to present noncontrolling interest information as a reconciling item to the applicable Consolidated Financial Statement line item. Noncontrolling interests for the Company relate specifically to certain non-owned restaurants that the Company is required to consolidate under ASC 810 (formerly FIN 46R).

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

In connection with restricted stock unit awards granted to Company employees, the Company established a Trust that purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. For accounting purposes, the cost of the shares held by the Trust has been accounted for as a reduction in outstanding common shares, and the Trust has been consolidated in accordance with ASC 810 (formerly FIN 46R) as a VIE since the Company is the primary beneficiary.

Effective December 29, 2008, the Company also adopted provisions within ASC 860—Transfers and Servicing (“ASC 860”) and ASC 810 (formerly FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfer of Financial Assets and Interests in Variable Interest Entities). This FSP amends FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities to require additional disclosures about transfers of financial assets. It also amends ASC 810 (formerly FIN 46R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with VIEs. The adoption of this standard has resulted in additional disclosure in these financial statements.

Advertising costs

Advertising costs are expensed as incurred with the exception of media development costs, which are expensed in the month that the advertisement is first communicated (see Note 8).

Foreign currency translation and accumulated other comprehensive (loss)

The functional currency of the Company’s U.S. operating subsidiaries is the U.S. dollar and for its Irish subsidiary, it is the Euro. For such entities, the assets and liabilities are translated at the year-end Canadian dollar exchange rates, and the revenues and expenses are translated at average Canadian dollar exchange rates for the period. Resulting translation adjustments relating from rate differences between the average rate and year-end rate are recorded as a component of Equity and in Other comprehensive income (loss).

Assets and liabilities denominated in a currency other than the functional currency of the legal entity are translated at the period-end exchange rate, and any currency adjustment is recorded in Other (income) expense, net in the Consolidated Statement of Operations.

Components of accumulated other comprehensive loss as at January 3, 2010 and December 28, 2008 included:

	2009	2008
	(in thousands)
Translation adjustments (losses), net of tax	$(115,696)	$(53,804)
Cash flow hedges, net of tax	(4,930)	(1,132)

	$(120,626)	$(54,936)

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Total translation adjustments, net of tax included in accumulated other comprehensive expense at January 3, 2010 and December 28, 2008 were translation losses of $61.9 million and translation gains of $82.9 million, respectively. Included in Other (income) expense, net, were foreign exchange gains of $0.3 million and $0.7 million in 2009 and 2008, respectively, and foreign exchange losses of $0.4 million in 2007.

Derivative instruments

ASC 815—Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended), requires companies to recognize all derivatives as either assets or liabilities at fair value on the Consolidated Balance Sheet. ASC 815 (formerly SFAS No. 133, as amended) also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations.

This designation is based on the exposure being hedged. The Company has a policy forbidding speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at January 3, 2010 or December 28, 2008.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have therefore been classified as observable Level 2 inputs as defined by ASC 820 (formerly SFAS No. 157) (see Note 14).

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

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Consolidated Statement of Operations in Other (income) expense, net. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820 (formerly SFAS No. 157) (see below).

Other derivatives: The Company entered into total return swaps (“TRS”) during both 2008 and 2009 that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the tandem stock appreciation rights (“SARs”) that are associated with stock options (see Note 18). Neither TRS qualified as an accounting hedge under ASC 815 (formerly SFAS No. 133, as amended), and, as such, they are being adjusted to fair value in accordance with ASC 815 (formerly SFAS No. 133, as amended) at the end of each reporting period, and the impact of the revaluation is reported in the Consolidated Statement of Operations. The fair value of this derivative was determined using Level 2 inputs, as defined by ASC 820 (formerly SFAS No. 157) (Note 14). Changes in the fair value of this derivative are included in general and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs.

Effective December 29, 2008, the Company adopted provisions within ASC 815 (formerly SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”)). This standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC 815 (formerly SFAS No. 133, as amended) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard has resulted in additional disclosure in these financial statements (see Note 14).

Accounting for fair value measurements

Effective December 29, 2008, the Company adopted ASC 820-10-65—Fair Value Measurements and Disclosures—Overall— Transition and Open Effective Date Information (“ASC 820-10-65”) (formerly FASB Staff Position No. FAS 157-2—Effective Date of FASB Statement No. 157 (“SFAS No. 157-2”)), which amended SFAS No. 157—Fair Value Measurements (“SFAS No. 157”) by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this standard has resulted in additional disclosure in these financial statements (see Note 14).

Income taxes

As prescribed in ASC 740—Income Taxes (“ASC 740”) (formerly SFAS No. 109—Accounting for Income Taxes), the Company uses the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared to tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the currently enacted tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for a portion of earnings related to foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statements of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to equity are netted with such items. Changes in deferred income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. In addition, the Consolidated

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Statements of Operations contain items that are non-taxable or non-deductible for income tax purposes and, accordingly, cause the income tax provision to be different from what it would be if based on statutory rates.

When considered necessary, the Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. The Company must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When the Company determines that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

The Company adopted the provisions ASC 740 (formerly FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes (“FIN 48”)) on January 1, 2007. FIN 48 requires an assessment in accordance with specified parameters of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740 (formerly FIN 48), the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. ASC 740 (formerly FIN 48) also provides guidance on derecognition, classification, interest and penalties, and also requires increased disclosure.

Stock-based compensation

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) is an omnibus plan, designed to allow for a broad range of equity-based compensation awards in the form of restricted stock units, stock options, SARs, dividend equivalent rights (“DERs”), performance awards and share awards. The Company currently provides compensation to certain employees under the 2006 plan in the form of restricted stock units and stock options with tandem SARs. In addition, the Company has issued deferred stock units to its directors under the Company’s Non-Employee Director Deferred Stock Unit Plan. The Company previously issued restricted stock units to directors, but these were fully vested and settled in November 2008. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718—Compensation—Stock Compensation (“ASC 718”) (formerly SFAS No. 123R—Share-based Payments).

Restricted stock units—Restricted stock units are measured at the fair market value based on the closing price of the Company’s common shares traded on the Toronto Stock Exchange on the first business day preceding the grant date. Restricted stock units are generally expensed on a straight-line basis over the vesting period. The expense is recorded in general and administrative expenses, consistent with the classification of the related employee compensation expense. Grants related to retirement-eligible employees are expensed immediately. Restricted stock units have DERs. In addition, the Company may grant performance-conditioned restricted stock units to certain of its employees. The performance component is based on prior year performance and is only used to determine the amount of units granted. All other characteristics of the performance-based restricted stock units are the same as restricted stock units.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Deferred stock units—Deferred stock units are granted to non-employee members of the Company’s Board of Directors and are expensed on the date of grant since they vest immediately, although they are not payable until a director’s separation from service. Deferred stock units are notional units which track the value of the Company’s common shares. These units are settled in cash based on the value of the Company’s common shares on the Toronto Stock Exchange on the date of the director’s separation of service from the Company. Since the awards are settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed. Deferred stock units have dividend equivalent rights, which are expensed as earned.

Stock options—The Company uses the Black-Scholes-Merton option pricing model which requires the use of subjective assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (“the expected term”), the expected volatility of the Company’s common share price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs (see below) granted to retirement-eligible employees are expensed immediately. Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized on the Consolidated Statement of Operations. The Company issued stock option awards with tandem SARs for the first time to its named executive officers in fiscal 2008 and to all officers of the Company in fiscal 2009 (see Note 18).

Stock appreciation rights—SARs may be granted alone or in conjunction with a stock option. A SAR related to an option generally terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option.

NOTE 2 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per common share attributable to Tim Hortons Inc. are computed by dividing net income attributable to Tim Hortons Inc.’s common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units and stock options with tandem SARs, as prescribed in ASC 260 (formerly SFAS No. 128), as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to contributed surplus assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. Stock options were anti-dilutive for 2009 and 2008, respectively, and, therefore, were excluded from the calculation of diluted earnings per common share attributable to Tim Hortons Inc.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands, except per share data)
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$296,367	$284,678	$269,551

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	180,477	183,298	188,465
Dilutive impact of restricted stock units (in thousands)	132	194	294

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	180,609	183,492	188,759

Basic earnings per common share attributable to Tim Hortons Inc.	$1.64	$1.55	$1.43

Diluted earnings per common share attributable to Tim Hortons Inc.	$1.64	$1.55	$1.43

NOTE 3 ASSET IMPAIRMENT AND RELATED CLOSURE COSTS

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

2008	Impairment	Restaurant closure costs	Total
	(in thousands)
Impairment of assets	$13,703	$2,856	$16,559
Lease commitments	—	4,501	4,501
Other	—	206	206

Total asset impairment and related closure costs	$13,703	$7,563	$21,266

Impairment: The fair value of these asset groups was determined in order to calculate the amount of impairment for the asset group. The most significant asset in these asset groups is property and buildings for which the fair value of the underlying real estate was primarily based on third-party appraisals of the assets. The shortfall of fair value compared to carrying value for each asset group was then allocated to the assets within the respective asset group.

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

The impairment loss and related restaurant closure costs are included in Asset impairment and related closure costs on the Consolidated Statement of Operations and Consolidated Statement of Cash Flow. They have also been reflected in the U.S. operating segment (see Note 20).

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $1.7 million at January 3, 2010 (December 28, 2008: $2.8 million). The carrying amount of the accounts receivable outstanding approximates fair value due to the short-term nature of these balances.

NOTE 5 NOTES RECEIVABLE

The Company has developed a franchise incentive program (“FIP”) for some of the Company’s U.S. franchisees, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening, and the franchisee has the option to pay for the initial franchise fee on a weekly basis over a period of up to 104 weeks from the opening of the restaurant as well.

Notes receivable arise primarily from the financing of such arrangements under the FIP and from past-due franchisee obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of 104 weeks. In certain circumstances, notes have been extended beyond the 104 week period to accommodate the franchisee being able to obtain third-party financing or other arrangements are made with the franchisee. The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past-due balances and the financial strength of the franchisee. Uncollectible amounts for notes receivable, both principal and interest, are provided for when those amounts are identified as uncollectible and were $0.5 million and $0.8 million at January 3, 2010 and December 28, 2008, respectively. The estimated fair value of the Company’s notes receivable was approximately $48 million and $39 million as at January 3, 2010 and December 28, 2008, respectively.

	2009	2008
	(in thousands)
Notes receivable, discounted, short-term	$38,609	$22,615
Notes receivable, discounted, long-term	9,782	17,645

	$48,391	$40,260

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6 INCOME TAXES

The Company reorganized to become a Canadian public company on September 28, 2009. For periods prior to September 28, 2009, the parent company was a U.S. public company (see Notes 1 and 17). The provision for income taxes for the fiscal year 2009 consisted of the following:

January 3, 2010
Current
Canadian	$142,267
Foreign (primarily U.S.)	13,535

155,802

Deferred
Canadian	3,771
Foreign (primarily U.S.)	18,690

22,461

$178,263

The provision for income taxes in the fiscal years 2008 and 2007 consisted of the following:

	December 28, 2008	December 30, 2007
Current
U.S. federal	$616	$1,259
U.S. state and local	281	426
Foreign (primarily Canada)	149,920	141,164

	150,817	142,849

Deferred
U.S. federal	(7,986)	(5,829)
U.S. state and local	(392)	(236)
Foreign (primarily Canada)	(2,627)	2,657

	(11,005)	(3,408)

	$139,812	$139,441

The foreign income tax expense for the year ended January 3, 2010 was primarily U.S., as compared to the years ended December 28, 2008 and December 30, 2007, when the foreign income tax expense was primarily Canadian. The provision for foreign taxes includes withholding taxes. Income before income taxes for fiscal year 2009 was primarily Canadian in the amount of $435.2 million. Income before income taxes for the fiscal years ended 2008 and 2007, which was also primarily Canadian, was $422.5 million and $382.9 million, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The tax-effected temporary differences which gave rise to deferred tax assets and liabilities at each year end consisted of the following:

	2009	2008
	(in thousands)
Deferred tax assets
U.S. foreign tax credit carry-forwards	$21,925	$47,567
Lease transactions	40,133	51,433
Property and equipment basis differences	9,321	4,523
Intangible assets basis differences	8,715	8,555
Benefit plans	3,026	3,600
Reserves not currently deductible	1,829	3,470
Deferred income	19,320	24,972
Loss carry-forwards	6,997	6,028
All other	1,453	5,043

	112,719	155,191
Valuation allowance	(58,639)	(62,191)

	$54,080	$93,000

Deferred tax liabilities
Lease transactions	$24,378	$33,885
Property and equipment basis differences	20,487	18,407
Intangible assets basis differences	1,300	701
Unremitted earnings – foreign operations	283	980
All other	304	3,586

	$46,752	$57,559

Net deferred tax assets	$7,328	$35,441

Reported in Consolidated Balance Sheet as:
Deferred income taxes – current asset	$3,388	$19,760
Deferred income taxes – long-term asset	8,919	29,285
Deferred income taxes – current liability	(376)	—
Deferred income taxes – long-term liability	(4,603)	(13,604)

	$7,328	$35,441

Net deferred tax assets decreased in 2009 by $28.1 million primarily as a result of a reduction in U.S. deferred tax assets relating to the reorganization and the impact of foreign exchange. Of the $28.1 million change, $18.7 million impacted the effective tax rate.

A valuation allowance in the amount of $58.6 million (2008 – $62.2 million) has been established primarily as a result of the Company’s determination that it is more likely than not that the Company will not entirely benefit from deferred tax assets in the U.S.

The Company’s Canadian non-capital loss carry-forward of $6.3 million will expire in 2029 for federal and provincial purposes. The Company’s U.S. foreign tax credits of $ 21.9 million will expire in 2013 through 2018, and U.S. state loss carry-forwards of $78.6 million will expire in 2010 through 2029.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

A reconciliation of the 2009 statutory Canadian and provincial income tax rate of 33% and the U.S. federal income tax rate of 35% to the Company’s effective tax rate for the fiscal years 2007 and 2008 is shown below:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Income taxes at statutory rate	$157,127	$149,347	$143,973
Taxation difference on foreign earnings(1)	(10,468)	(19,180)	(9,730)
Provincial, state and local tax rate differentials(2)	(4,483)	170	486
Change in reserves for uncertain tax positions	6,388	6,258	4,035
Deferred tax assets and other amounts not benefited for tax purposes	24,718	6,042	—
Other	4,981	(2,825)	677

Income taxes at effective rate	$178,263	$139,812	$139,441

Effective tax rate	37.4%	32.8%	33.9%

(1)	Canadian earnings were considered foreign prior to September 28, 2009, the date of the reorganization.
(2)	Provincial rate differentials are only applicable commencing for the year end January 3, 2010. State and local differentials are only applicable prior to September 28, 2009.

The effective income tax rate in fiscal 2009 was 37.4% compared to 32.8% in 2008 and 33.9% in fiscal 2007. In 2009, the effective tax rate was higher than 2008 primarily as a result of the tax impact of the completion of the public company merger on September 28, 2009, and the subsequent reorganization of the Company and its subsidiaries. The items resulting from the reorganization that contributed to the increase in the 2009 effective tax rate include: a non-cash charge relating to the reduction of $18.7 million of deferred tax assets associated with U.S. operations, U.S. withholding tax expense of $7.8 million, and other tax charges of $4.8 million.

The cumulative amounts of unrecognized tax benefits for ASC 740-10 (formerly FIN 48) purposes (excluding related interest) as of January 3, 2010 and December 28, 2008 were $21.0 million and $20.5 million, respectively (long-term portion of $17.5 million, and $12.7 million, respectively).

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding related interest), is as follows:

	Year ended
	January 3, 2010	December 28, 2008
	(in thousands)
Balance at beginning of year	$20,544	$13,819
Additions based on tax positions related to the current year	4,973	4,058
Additions for tax positions of prior years	3,717	3,915
Reduction for tax positions of prior years	(5,845)	(1,248)
Settlements	(2,357)	—
Reduction as a result of a lapse of applicable statue of limitations	—	—

Balance at end of year	$21,032	$20,544

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Included in the balance of unrecognized tax benefits at January 3, 2010 are $1.0 million of uncertain tax positions for which ultimate deductibility or recoverability is highly certain but for which there is uncertainty about the timing of such deductibility or recoverability ($5.2 million as of December 28, 2008). The deferral of the deductibility or recoverability of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid or withheld would subsequently be recovered when the amounts become ultimately deductible or recoverable.

Of the $21.0 million unrecognized tax benefits at January 3, 2010, approximately $20.0 million would impact the effective tax rate over time, if recognized (2008 – $15.3 million).

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of January 3, 2010 and December 28, 2008, the Company had accrued approximately $6.3 million and $4.9 million, respectively, for the potential payment of interest and penalties. During fiscal 2009, the Company accrued an additional $1.4 million in tax expense related to interest and penalties (2008 – $0.8 million).

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that its unrecognized tax benefits reflect the outcomes determined in accordance with ASC 740-10 (formerly FIN 48). Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position may require the use of cash. In addition, the resolution of a matter may result in an adjustment to the provision for income taxes, that may impact the effective tax rate in the period of resolution. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for 2004 and subsequent taxation years. The 2003 audit was completed for Canada in 2009 and resulted in no material change in taxes. The Internal Revenue Service completed in a previous year its examination of the Wendy’s consolidated tax group which included Tim Hortons Inc. up to September 29, 2006. In addition, income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years, consistent with its ASC 740-10 (formerly FIN 48) analysis; however, it is possible that actual settlements may differ from amounts accrued.

It is reasonably possible that the total amount of unrecognized tax benefits will increase over the next twelve months by up to $4.7 million, plus interest and penalties, as a result of tax authority audit and appeal settlements primarily relating to the deductibility of interest and other business expenses, and transfer pricing adjustments. In addition, it is also reasonably possible that unrecognized tax benefits will decrease by up to $7.1 million over the next twelve months primarily related to the audit of scientific research and experimental development investment tax credits and transfer pricing related matters. There could be fluctuations in the amount of unrecognized tax benefits over the next twelve months as a result of the timing of the settlement of these tax audits and appeals and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has, as part of its ASC 740-10 (formerly FIN 48) analysis, made its estimates based on current facts and circumstances and cannot predict with sufficient certainty subsequent or changed facts and circumstances that may affect its estimates.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In accordance with ASC 740-30 (formerly APB 23), withholding taxes are not provided on undistributed earnings of subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $225 million at January 3, 2010. The additional taxes payable on earnings considered indefinitely reinvested would approximate $25 million if repatriated in 2010 or thereafter, consisting primarily of additional withholding taxes. The Company has provided for deferred taxes at January 3, 2010, where applicable, on $13.3 million of unremitted earnings, which are not considered to be indefinitely reinvested.

NOTE 7 INVENTORIES AND OTHER, NET

Inventories (which are comprised primarily of finished goods), and other, net include the following for the 2009 and 2008 fiscal years:

	2009	2008
	(in thousands)
Inventories	$56,948	$43,252
Inventory obsolescence provision	(1,138)	(873)

Inventories, net	55,810	42,379
Prepaids and other	12,479	29,126

Total inventories and other, net	$68,289	$71,505

NOTE 8 RESTRICTED ASSETS AND LIABILITIES—ADVERTISING FUNDS

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Canada and the U.S. In accordance with ASC 952—Franchisors (formerly SFAS No. 45—Accounting for Franchisee Fee Revenue), the revenue, expenses and cash flows of the advertising funds are generally not included in the Company’s Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets and liabilities of these advertising funds are reflected in the Company’s Consolidated Balance Sheet as follows:

	2009	2008
	(in thousands)
Restricted assets—current	$26,681	$27,684
Property and equipment, net	18,159	26,789
Other assets—long-term	1,256	—

Total assets	$46,096	$54,473

Restricted liabilities—current	43,944	47,544
Restricted debt—long-term	415	6,929
Deferred income taxes—long-term	1,737	—

Total liabilities	$46,096	$54,473

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

	Advertising Fund Contribution Rate as of Year-end
	2009		2008	2007
Canada	3.5	%(1)	3.5%	3.5%
U.S.	4.0%		4.0%	4.0%

(1)

The Company introduced a temporary reduction of 0.25% to the contribution rate for Canadian franchisees during July 2009 through December 2009. During this period, the Company continued to collect the full 3.5% contribution. A rebate for this temporary reduction will be issued in early 2010 to eligible franchisees.

Company contributions made from its Company-operated restaurants to its various advertising funds totaled $0.9 million, $1.4 million and $2.0 million in 2009, 2008 and 2007, respectively. Total advertising expense of the Company, including these amounts and contributions made at the discretion of the Company, and expenditures for local advertising costs and other marketing and advertising expenses amounted to $4.2 million, $5.4 million and $4.9 million for 2009, 2008 and 2007, respectively.

The total amount spent by the advertising funds in 2009, 2008 and 2007 amounted to $190.2 million, $176.1 million and $173.7 million, respectively.

NOTE 9 PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, net of impairment charges, at 2009 and 2008 fiscal year ends consisted of the following:

	2009	2008
	(in thousands)
Land	$240,148	$244,919
Buildings and leasehold improvements	1,213,298	1,172,703
Restaurant and other equipment	126,020	126,879
Capital leases	136,477	117,657
Computer hardware and software	104,667	80,564
Advertising fund property and equipment	57,687	55,975
Other	100,844	77,804
Construction-in-progress	17,860	36,198

	1,997,001	1,912,699
Less: Accumulated depreciation and amortization	(656,244)	(579,847)

	$1,340,757	$1,332,852

The Company capitalized $0.4 million of interest and other costs in property and equipment, primarily associated with the construction of new restaurants (2008 – $0.6 million).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s capitalized software costs, including certain costs associated with internally developed software, are $63.9 million and $51.3 million as at January 3, 2010 and December 28, 2008, respectively, and are included in either Computer hardware and software or Construction-in-progress above. The net book value of these assets is $35.4 million and $29.2 million as at January 3, 2010 and December 28, 2008, respectively.

Capital leases are comprised primarily of buildings. The Company added $13.8 million of additional capital leased assets in 2009 (2008: $13.7 million).

In 2008, the Company recorded pre-tax property and equipment impairment charges of $16.6 million related to two New England markets in the U.S. operating segment (see Note 3).

NOTE 10 INTANGIBLE ASSETS, NET

The table below presents the intangible assets as of January 3, 2010 and December 28, 2008:

	2009	2008
	(in thousands)
Persona	$6,455	$6,455
Exclusivity rights	4,000	—

	10,455	6,455
Accumulated amortization	(4,421)	(3,849)

Net carrying amount	$6,034	$2,606

Persona represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of twelve years ending in 2013.

In the fourth quarter of 2009, the Company entered into two separate collaborative arrangements with Kahala Corp., parent company of Cold Stone Creamery, Inc. The nature and purpose of the arrangements is to expand both parties’ co-branding and other development initiatives. The Company has the exclusive development rights in Canada, and certain rights to use licenses within the U.S., to operate ice cream and frozen confections retail outlets in combination with Tim Hortons retail outlets.

The Company has paid a Master License Fee to Kahala Franchise Corp. in the amount of $4 million to acquire the Company’s exclusive Cold Stone Creamery® development rights in Canada. This exclusivity right is being amortized over a period of 10 years ending in 2019, corresponding with the initial term of the agreement.

Payments and receipts regarding collaborative agreements are presented in the Company’s Consolidated Statement of Operations based on the nature and contractual terms of the arrangement, the nature of the payments, and applicable accounting guidance. For the fiscal year ended January 3, 2010, these payments (which include advertising, royalty and various product fees) were not significant.

Amounts attributable to transactions arising between the Company and its franchisees in connection with these arrangements are included in Revenues and, on a consolidated basis, were not significant for the year ended January 3, 2010.

Total intangibles amortization expense was $0.6 million in 2009 and $0.5 million in 2008 and 2007, respectively. The estimated annual intangibles amortization expense for 2010 through 2013 is approximately $0.9 million, and approximately $0.4 million through 2019.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 EQUITY INVESTMENTS

Effective December 29, 2008, the Company adopted provisions within ASC 323—Investments—Equity Method and Joint Ventures (“ASC 323”) (formerly Emerging Issues Task Force 08-6—Equity Method Accounting Considerations (“EITF 08-6”)), which was issued to clarify the accounting for certain transactions and impairment considerations involving equity-method investments. The adoption of ASC 323 (formerly EITF 08-6) did not impact the Company’s Consolidated Financial Statements or associated note disclosure in 2009.

Combined summarized financial information for the Company’s investments accounted for using the equity method is shown below. These investments are almost exclusively in operating ventures closely integrated into the Company’s operations, such as the joint venture investments described below and in Note 22. These amounts are in aggregate at 100% levels. The net income amounts shown below include income tax expense of $8.5 million, $10.8 million, and $7.6 million for 2009, 2008, and 2007, respectively. The Company’s ownership percentage of these income tax amounts is included as part of equity income shown on the Consolidated Statements of Operations, unless the investment pertains to a partnership or joint venture, in which case ownership percentage of earnings is attributed to the partner or venturer and the associated income tax is included in income taxes on the Consolidated Statement of Operations.

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Income Statement Information
Revenues	$227,032	$219,271	$199,520
Expenses attributable to revenues	$(132,707)	$(122,593)	$(105,576)
Net Income	$71,606	$74,031	$76,246

	2009	2008
	(in thousands)
Balance Sheet Information
Current assets	$44,693	$53,716
Non-current assets	$243,598	$257,564
Current liabilities	$10,063	$11,241
Non-current liabilities	$17,234	$17,281

The Company’s two most significant equity investments are its 50% owned joint venture with Aryzta AG (formerly IAWS Group plc) (“Arytza”), which supplies the Company’s restaurants with certain par-baked products, and its 50% owned joint venture with Wendy’s International, Inc., which jointly holds real estate underlying Canadian combination restaurants (see Note 22). In fiscal 2009, the Company received distributions of $16.5 million, representing the Company’s share, from its partnership with Wendy’s ($15.0 million in 2008 and $13.5 million in 2007) and dividends of $30.0 million, representing the Company’s share, from its joint-venture with Arytza ($24.0 million in both 2008 and 2007).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES—OTHER

Included within Accounts payable are the following obligations as at January 3, 2010 and December 28, 2008:

	2009	2008
	(in thousands)
Accounts payable	$109,288	$138,704
Construction holdbacks and accruals	20,275	18,506

	$129,563	$157,210

Included within Accrued liabilities, Other are the following obligations as at January 3, 2010 and December 28, 2008:

	2009	2008
	(in thousands)
Gift certificate obligations to customers	$8,348	$12,960
Cash card obligations to customers	74,292	62,882
Other accrued liabilities	29,533	34,676

	$112,173	$110,518

Accrued liabilities, Other include accrued rent expense, deposits, and various equipment and other accruals. The carrying amount of Accounts payable and Accrued liabilities approximates fair value due to the short-term nature of these balances.

NOTE 13 TERM DEBT

The Company has an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that consists of a $300.0 million Canadian term loan; a $200.0 million Canadian revolving credit facility (which includes $15.0 million in overdraft availability and a $25.0 million letter of credit facility); and a US$100.0 million U.S. revolving credit facility (which includes a US$10.0 million letter of credit facility) (collectively referred to as the “Senior Bank Facility”). The Senior Bank Facility matures on February 28, 2011. The term loan bears interest at a variable rate per annum equal to Canadian prime rate or, alternatively, the Company may elect to borrow by way of bankers’ acceptances (or loans equivalent thereto) plus a margin. The Senior Bank Facility contains various covenants which, among other things, require the maintenance of two financial ratios—a consolidated maximum total debt to earnings before interest expenses, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as at January 3, 2010.

The Canadian and U.S. revolving credit facilities are both undrawn, except for approximately $8.6 million (2008: $7.6 million) to support standby letters of credit. The revolving facilities are available for general corporate purposes. The Company incurs commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Company’s leverage ratio and, as at January 3, 2010 and December 28, 2008, equaled 0.08% and 0.125% of the facility amount, respectively. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or, alternatively, the Company may elect to borrow by way of bankers’ acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

margin. This facility was amended and restated upon the completion of the public company reorganization (Note 1) to, among other administrative changes, include the Company and our primary U.S. operating subsidiary as borrowers.

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

In connection with the Senior Bank Facility, the Company incurred a total of $1.5 million in financing costs upon closing, which were deferred and are being amortized over the initial term of the facility.

The Company’s total debt at January 3, 2010 and December 28, 2008 was $336.7 million and $333.2 million, respectively, which includes $36.2 million and $32.4 million at January 3, 2010 and December 28, 2008, respectively, of debt recorded in accordance with ASC 840—Leases (“ASC 840”) (formerly EITF 97-10—The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”)). Under ASC 840 (formerly EITF 97-10), the Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company helped to construct some of the structural elements of those restaurants. Accordingly, the Company has included the restaurant construction costs for these restaurants in property and equipment and recorded the lessor’s contributions to the construction costs for these certain restaurants as debt. The average imputed interest rate for the debt recorded in accordance with ASC 840 (formerly EITF 97-10) is approximately 15.7% (2008: 15.9%). The Company’s weighted average effective interest rate on debt at January 3, 2010 is 4.4% (December 28, 2008 – 5.0%). In addition to debt recorded in accordance with ASC 840 (formerly EITF 97-10) and the Senior Bank Facility, the Company had other debt of $0.5 million and $0.8 million as at January 3, 2010 and December 28, 2008, respectively. Based on cash flows and market interest rates, the estimated fair value of the Company’s recorded debt was approximately $380 million and $367 million at January 3, 2010 and December 28, 2008, respectively.

Future maturities for the Company’s recorded debt, at January 3, 2010 are shown below.

(in thousands)
2010	$705
2011	300,830
2012	1,004
2013	1,242
2014	1,591
Later years	31,328

Total	336,700
Current portion	(705)

$335,995

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Advertising fund restricted long-term debt of $7.3 million and $14.6 million at January 3, 2010 and December 28, 2008 respectively, was incurred by the Canadian advertising fund for the purchase of certain property and equipment. The collateralized debt bears interest at 5.2% and is due in installments through 2013 as follows: 2010: $6.9 million; 2011: $0.3 million; and 2012: $0.1 million. The estimated fair value of the advertising fund’s restricted long-term debt approximates book value. See also Note 1 for a general description of the related assets and Note 8 for a description of the Company’s advertising funds.

NOTE 14 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may enter into derivative instruments with maturities generally not longer than three years to hedge foreign exchange risk, interest rate risk, and the variability in cash flows related to the tandem SARs associated with stock options (Note 18).

Forward currency contracts to sell Canadian dollars and buy US$75.0 million and US$41.0 million were outstanding as of January 3, 2010 and December 28, 2008, respectively, to hedge purchases from third parties. The contracts outstanding at January 3, 2010 mature on various dates through January 2010 and December 2010. The fair value unrealized loss on these forward contracts was $2.0 million as of January 3, 2010 (fair value unrealized gain of $4.9 million as of December 28, 2008).

In both 2009 and 2008, the Company entered into separate total return swaps (“TRS”) to help manage the variability in cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the tandem SARs that are associated with stock options (see Note 18). A TRS is a contract that involves the exchange of payments between the Company and a financial institution. The payments under the TRS are: (i) those based on changes in the value of reference assets, which, in this case, are the Company’s common shares; (ii) dividends on the Company’s common shares subject to the TRS, and; (iii) a variable interest rate specified in the contract. The number of the Company’s underlying common shares covered under these contracts is 294,900. Neither TRS qualified as an accounting hedge under ASC 815 (formerly SFAS No. 133, as amended); and, as such, they are adjusted to fair value each reporting period in accordance with ASC 815 (formerly SFAS No. 133, as mended). Gains and losses on the fair value adjustment of the TRS are included in General and administrative expenses. The revaluation resulted in minimal gains for 2009 and 2008. Each TRS has a seven-year term, but the contracts allows for partial settlements over the term, without penalty.

In connection with the term loan facility, the Company entered into interest rate swaps in the amount of $30.0 million and $100.0 million with multiple financial institutions in June 2007 and March 2006, respectively, to help manage its exposure to interest rate volatility. By entering into the interest rate swaps, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swaps essentially fix a portion of the interest rate variability on the term loan, as described below, but the rate remains subject to variation if the applicable margin under the credit facilities increases or decreases. The interest rate swaps essentially fixed the interest rate on the swapped portion of the debt to 5.04% and 5.16% at January 3, 2010 and December 28, 2008, respectively, and mature on February 28, 2011. The weighted average interest rate on this debt, including the swapped portion, was 3.02% for fiscal 2009 (2008: 4.61%). The interest rate swaps are considered to be highly effective cash flow hedges according to criteria specified in ASC 815 (formerly SFAS No. 133, as amended). Tim Hortons Inc. and certain of its subsidiaries provided payment guarantees in connection with this transaction. The fair value unrealized loss on these contracts as of January 3, 2010 and December 28, 2008 was $3.6 million, net of taxes of $1.7 million, and $6.1 million, net of taxes of $3.0 million, respectively.

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

•

Level 2—Inputs, other than Level 1 inputs, that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include: quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or, other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 815 (formerly SFAS No. 161) and ASC 820 (formerly SFAS No. 157), the tables below outline the Company’s outstanding derivatives and fair value measurements as at and for the year ended January 3, 2010.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Consolidated Balance Sheet:

	As at January 3, 2010				As at December 28, 2008
	Notional value	Fair value hierarchy	Fair value asset (liability)	Location on Consolidated Balance Sheet	Notional value	Fair value hierarchy	Fair value asset (liability)	Location on Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments(1)
Forward currency contracts(2)	$80,787	Level 2	$(2,010)	Accounts payable	$41,009	Level 2	$4,933	Accounts receivable
Interest rate swaps(3)	130,000	Level 2	(5,290)	Other long- term liabilities	130,000	Level 2	(9,050)	Other long- term liabilities

Total	$210,787		$(7,300)		$171,009		$(4,117)

Income tax effect			2,370	Deferred income taxes (current asset)			2,985	Deferred income taxes (current asset)

Net of income taxes			$(4,930)				$1,132

Derivatives not designated as hedging instruments(1)
TRS(4)	$8,958	Level 2	$516	Other long- term assets	$3,526	Level 2	$26	Other long- term assets

(1)	In accordance with ASC 815 (formerly SRAS No. 133, as amended).
(2)	Maturities as at January 3, 2010 extend between January 2010 and December 2010.
(3)	Each matures February 2011.
(4)	Maturities of May 2015 and May 2016, respectively.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below summarizes the effect of derivative instruments on our Consolidated Statement of Comprehensive Income for the fiscal year ended January 3, 2010. The table does not include amounts related to ineffectiveness and excluded amounts from effectiveness testing, as they were immaterial:

	Year ended January 3, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments under ASC 815 (formerly SFAS No. 133, as amended)
Forward currency contracts	$(11,386)	$4,443	Cost of sales	$(6,943)
Interest rate swaps	(1,177)	4,937	Interest (expense)	3,760

Total	$(12,563)	$9,380		$(3,183)
Income tax effect	987	(1,602)	Income taxes	(615)

Net of income taxes	$(11,576)	$7,778		$(3,798)

(1)	Other comprehensive income.

Derivatives not designated as hedging instruments under ASC 815 (formerly SFAS No. 133, as amended), did not result in a material net income impact in 2009.

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost or fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals. Assets held for sale valued using fair value less cost to sell were immaterial as at January 3, 2010.

NOTE 15 LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2049 (except for one lease that expires in 2086). Land and building leases generally have an initial term of 10 to 20 years, while land-only lease terms can extend longer. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

Assets leased under capital leases and included in property and equipment, but excluding leasehold improvements, consisted of the following:

	2009	2008
	(in thousands)
Buildings	$129,098	$110,507
Other	7,411	7,150
Accumulated depreciation	(45,389)	(38,762)

Balance as of end of year	$91,120	$78,895

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At January 3, 2010, future minimum lease payments for all leases, and the present value of the net minimum lease payments for all capital leases, were as follows:

	Capital Leases	Operating Leases
	(in thousands)
2010	$13,767	$73,818
2011	12,709	68,126
2012	10,532	57,637
2013	10,727	58,667
2014	10,246	54,649
Later years	68,503	471,355

Total minimum lease payments	$126,484	$784,252

Amount representing interest	(52,390)

Present value of net minimum lease payments	74,094
Current portion	(6,938)

	$67,156

Included in the total minimum lease obligations are minimum payments due to the Company under non-cancelable subleases with lessees in amounts of $109 million for capital leases and $540 million for operating leases.

Rent expense consists of rentals for premises and equipment leases. Rent expense for each year is included in operating expenses and amounted to:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Minimum rents	$80,133	$73,823	$68,613
Contingent rents	68,026	65,007	60,580

	$148,159	$138,830	$129,193

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to the related franchise owners. Most leases provide for fixed payments with contingent rent after sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lease terms are generally ten years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance, and property taxes.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At each year end, Company assets included in property and equipment leased under operating leases, including leasehold improvements under operating and capital leases, consisted of the following:

	2009	2008
	(in thousands)
Land	$216,409	$216,363
Buildings and leasehold improvements	1,184,635	1,141,548
Restaurant equipment	89,720	92,999

	1,490,764	1,450,910
Accumulated depreciation	(461,647)	(451,341)

	$1,029,117	$999,569

At January 3, 2010, future minimum lease receipts were as follows:

Operating Leases
(in thousands)
2010	242,158
2011	189,301
2012	164,181
2013	135,358
2014	109,997
Later years	222,490

Total	$1,063,485

Rental income for each year is included in rents and royalties revenues and amounted to:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Minimum rents	$256,358	$236,347	$207,923
Contingent rents	221,554	206,953	202,117

	$477,912	$443,300	$410,040

NOTE 16 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.5 million and $0.7 million at January 3, 2010 and December 28, 2008, respectively. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. At January 3, 2010 and December 28, 2008, the Company is also the guarantor on $9.3 million and $8.7 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of January 3, 2010. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

Third parties may seek to hold the Company responsible for retained liabilities of Wendy’s International, Inc. (“Wendy’s”). Under the separation agreements entered into with Wendy’s at the time of our initial public offering, Wendy’s has agreed to indemnify the Company for claims and losses relating to these retained liabilities. However, if those liabilities are significant, and Wendy’s is not able to fully pay or will not make payment, and the Company is ultimately held liable for these liabilities, there can be no assurance that the Company will be able to recover the full amount of its losses from Wendy’s.

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of the respective agreements. The Company believes that the resolution of any such claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Cross examinations on both sides’ affidavits are being scheduled prior to the hearing of both motions, which is scheduled for June 2010. The Company believes the claim is frivolous and completely without merit, and intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claims’ success nor the ultimate amount payable, if any, are determinable at this time, and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Consolidated Financial Statements related to this claim.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 17 COMMON SHARES

Corporate Reorganization

At a special meeting of stockholders held on September 22, 2009, THI USA’s stockholders voted to approve the reorganization of the corporate structure of THI USA and its subsidiaries such that the public company parent would be a Canadian company. Pursuant to that approval, THI Mergeco Inc., a Delaware corporation and the then wholly-owned subsidiary of the entity that would become the Canadian public company, merged with and into THI USA, effective at 12:00 a.m. Eastern Time on September 28, 2009 (the “Merger”). In connection with the Merger, the Company, a corporation incorporated under the Canada Business Corporations Act, became the publicly held parent company of the group of companies previously controlled by THI USA. In connection with the Merger, each outstanding share of THI USA’s common stock automatically converted into one common share of the Company. The issuance of common shares (and the associated share purchase rights) was registered under the Securities Act of 1933, as amended, pursuant to the registration statement of the Company on Form S-4 (No. 333-160286), which was declared effective by the U.S. Securities and Exchange Commission on August 12, 2009. The common shares of the Company are traded on both the New York Stock Exchange and the Toronto Stock Exchange under the symbol “THI.”

The Company is authorized to issue an unlimited number of common shares, of which 177,318,614 are outstanding as at January 3, 2010. In addition, the Company is authorized to issue one Class A preferred share and an unlimited number of preferred shares, issuable in series. The Company does not have any preferred shares outstanding as at January 3, 2010. The Merger was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of THI USA’s consolidated assets and liabilities, and the Company will continue to use the historical cost basis method of accounting. In addition, consistent with Canadian corporate law, treasury shares previously held by THI USA were cancelled and were classified within common shares in the equity section of the Company’s Consolidated Balance Sheet. In addition, the Senior Bank Facility and stock-based compensation plans were amended to replace THI USA with the Company, and to make certain other modifications in connection with the reorganization and otherwise. These amendments did not result in any change in accounting.

Share repurchase programs

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, which was equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval on February 25, 2009. The 2009 program commenced on March 2, 2009 and was suspended between April 2009 and October 2009 until the Company completed a review of its capital allocation activities after the reorganization as a Canadian public company. The program resumed in November 2009. Shares were repurchased through a combination of an automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations (see Note 25).

In October 2007, the Company’s Board of Directors approved the 2008 stock repurchase program authorizing the Company to purchase up to $200 million of shares of common stock. The Company completed this program in October 2008.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Details of the stock/shares repurchased under the Company’s publicly-announced share repurchase programs are as follows:

	Stock	Amount	Average Cost
	(in thousands)		(in dollars)
2008 Program
Fiscal 2007	954	$35,565	$37.29
Fiscal 2008	4,999	163,964	32.80

	5,953	199,529	33.52
2009 Program
Fiscal 2009	4,238	130,102	30.70

Total stock/share repurchases	10,191	$329,631	$32.35

In addition, the Company reissued approximately 7,800 treasury shares to Company employees to settle restricted stock units (see Note 18) that vested in May 2009 prior to the reorganization (31,857 in 2008). The Company will also occasionally repurchase its common shares from The TDL Employee Benefit Plan Trust (“Trust”) (see Note 18 and below) to facilitate the settlement of withholding obligations associated with the settlement of restricted stock units. The Company did not repurchase any shares from the Trust in 2009 (37,714 in 2008). The Company also purchased approximately 15,800 common shares in 2009 on the open market to settle restricted stock unit obligations (see Note 18) that vested during the year (approximately 6,800 in 2008).

Shares held in Trust

In connection with the restricted stock unit awards to Company employees (see Note 18), the Company established the Trust to purchase and retain shares to satisfy the Company’s obligation to deliver shares to settle the awards for most Canadian employees. A broker engaged by the trustee of the Trust purchased shares on the open market, set forth below. These shares will be held by the Trust until the restricted stock units become vested, at which time they will be disbursed to certain Canadian employees. Occasionally, the Trust may sell shares to the Company to facilitate the remittance of the associated employee withholding obligations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the activities of the Trust:

	Stock	Amount	Average Cost
	(in thousands)		(in dollars)
Shares held in Trust
Fiscal 2007
Opening balance	266	$9,171	$34.40
Purchased	207	7,202	34.95
Disbursed or sold	(52)	(1,745)	34.52

Closing balance	421	$14,628	$34.68

Fiscal 2008
Opening balance	421	$14,628	$34.68
Purchased	116	3,842	33.14
Disbursed or sold	(179)	(6,183)	34.52

Closing balance	358	$12,287	$34.30

Fiscal 2009
Opening balance	358	$12,287	$34.30
Purchased	25	713	28.94
Disbursed or sold	(104)	(3,563)	34.15

Closing balance	279	$9,437	$33.89

For accounting purposes, the cost of the purchase of common shares held by the Trust has been accounted for as a reduction in outstanding common shares, and the Trust has been consolidated in accordance with ASC 810 (formerly FIN 46R) since the Company is the primary beneficiary.

Share purchase rights

Pursuant to our shareholder rights plan (the “Rights Plan”), one right to purchase a common share (a “Right”) has been issued in respect of each of the outstanding common shares and an additional Right will be issued in respect of each additional common share issued prior to the Separation Time (as defined below). The purpose of the Rights Plan is to provide holders of our common shares, and our Board of Directors, with the time necessary to ensure that, in the event of a take-over bid (the Canadian term for a tender offer) of the Company, alternatives to the bid which may be in the best interests of our Company are identified and fully explored.

The Rights will become exercisable and begin to trade separately from the associated common shares at the “Separation Time,” which is generally the close of business on the tenth trading day after the earliest to occur of (a) a public announcement that a person or a group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding common shares other than as a result of (i) a reduction in the number of common shares outstanding, (ii) a Permitted Bid or Competing Permitted Bid (both as defined in the Rights Plan), (iii) acquisitions of common shares in respect of which the Company’s Board of Directors has waived the application of the Rights Plan, or (iv) other specified exempt acquisitions in which shareholders participate on a pro rata basis; (b) the date of commencement of, or the first public announcement of an intention of any person to commence, a take-over bid where the common shares subject to the bid, together with common shares owned by that person (including affiliates, associates and others acting jointly or in concert therewith) would constitute 20% or more of the outstanding common shares; and (c) the date upon which a Permitted Bid or Competing Permitted Bid ceases to be such.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

After the Separation Time, each Right entitles the holder thereof to purchase one common share at the “Exercise Price,” which is initially $150 per share. Following a transaction which results in a person becoming an Acquiring Person (a “Flip-in Event”), the Rights will entitle the holder thereof (other than a holder who is an Acquiring Person) to receive, upon exercise, common shares with a market value equal to twice the then Exercise Price of the Rights. For example, if, at the time of the Flip-in Event, the Exercise Price is $150 per share and the common shares have a market price of $25 per share, the holder of each Right would be entitled to receive $300 per share in market value of the common shares (12 Common Shares) after paying $150 per share for such shares (i.e., the shares may be purchased at a 50% discount). In such event, however, any Rights directly or beneficially owned by an Acquiring Person (including affiliates, associates and others acting jointly or in concert therewith), or a transferee or any such person, will be void. A Flip-in Event does not include acquisitions pursuant to a Permitted Bid or Competing Permitted Bid.

The Rights Plan will remain in effect until September 28, 2018, subject to being reconfirmed by the Company’s shareholders every three years.

NOTE 18 STOCK-BASED COMPENSATION

The Company’s 2006 Stock Incentive Plan (“2006 Plan”) has been in place since the Company’s initial public offering. The 2006 Plan was assumed by the Company upon the completion of the reorganization to a Canadian public company. The 2006 Plan is an omnibus plan, designed to allow for a broad range of equity- based compensation awards in the form of stock options, restricted stock, restricted stock units (“RSUs”), SARs, dividend equivalent rights, performance awards and share awards to eligible employees and directors of the Company or its subsidiaries. Total share-based awards of 1.4 million have been made under the 2006 Plan during fiscal years 2007, 2008 and 2009 to officers and certain employees, of which 0.7 million were granted as RSUs and 0.7 million as stock options with tandem SARs. Dividend equivalent rights have accrued on the RSUs. A total of 2,900,000 shares were authorized under the 2006 Plan, of which 1,038,670 share-based awards are outstanding as at January 3, 2010.

Total stock-based compensation expense included in General and administrative expense on the Consolidated Statement of Operations is detailed as follows:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
Restricted stock units	$5,715	$8,278	$7,744
Stock options and tandem SARs	1,830	631	—
Deferred stock units	1,324	721	816

Total stock-based compensation expense	$8,869	$9,630	$8,560

Details of stock-based compensation grants and settlements in fiscal 2009, 2008 and 2007 are set forth below.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted stock units

The following is a summary of RSU activity for employees and outside directors granted under the Company’s 2006 Plan for the years ended December 30, 2007, December 28, 2008, and January 3, 2010:

	Restricted Stock Units	Weighted Average Fair Value per Unit
	(in thousands)	(in dollars)
2007
Balance at January 1, 2007	344	$28.13
Granted	295	34.99
Dividend equivalent rights	4	34.73
Vested and settled	(118)	28.40
Forfeited	(21)	31.43

Balance at December 30, 2007	504	$31.98

2008
Granted	233	$33.02
Dividend equivalent rights	5	32.68
Vested and settled	(326)	30.38
Forfeited	(10)	32.63

Balance at December 28, 2008	406	$33.82

2009
Granted	140	$28.87
Dividend equivalent rights	5	30.54
Vested and settled	(234)	34.41
Forfeited	(5)	32.16

Balance at January 3, 2010	312	$31.15

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s Human Resource and Compensation Committee (the “HRCC”) approved RSU awards, which are reflected in the table above and below. RSUs were not granted in May 2009 to the named executive officers because the performance pre-condition, relating to a required threshold level of operating income, to the grant of the RSUs (prior to grant, referred to as performance-conditioned RSUs) was not satisfied. Also, commencing in 2009, the HRCC and Company management changed the equity award program for the remaining officers of the Company to match that previously approved (in December 2007) for the named executive officers. Namely, the total compensation value of the awards would change to 50% performance-conditioned RSUs (granted “at target” for these officers in 2009) and 50% options with tandem SARs. Both of these factors resulted in a lower number of RSUs being granted in 2009. The following table outlines the RSU grants, excluding the accumulation of dividend equivalent rights on outstanding RSUs, for fiscal 2007, 2008, and 2009:

	Restricted Stock Unit Grants	Fair Market Value of Award
	(in thousands)	(in dollars/share)
2007
February 2007	12	$36.65
May 2007	276	34.89
October 2007	7	35.87

Total Granted in 2007	295	$34.99

2008
May 2008	233	$33.02

Total Granted in 2008	233	$33.02

2009
May 2009	140	$28.87

Total Granted in 2009	140	$28.87

The fair market value of each award prior to November 2009 was based on the mean of the high and low prices of the Company’s common shares traded on the Toronto Stock Exchange on the day of grant. Grants vest over a maximum 30-month period or shorter. In November 2009, the fair market value of each award was changed to the closing price of the Company’s common shares traded on the Toronto Stock Exchange on the first business day preceding the grant date. With respect to retirement-eligible employees, the expense associated with their grants are accelerated, in accordance with ASC 718—Compensation—Stock Compensation (“ASC 718”) (formerly SFAS No. 123R).

As a result of the reorganization of the Company to a Canadian public company on September, 28, 2009, the stock-based grants were converted to grants from the new Canadian public company, resulting in a plan modification. This modification did not result in any accounting changes.

In 2009, 2008 and 2007, RSUs were settled by one of the following means: (i) by way of disbursement of shares from The TDL RSU Employee Benefit Plan Trust; (ii) the reissuance of treasury shares (for periods prior to the completion of the reorganization); or (iii) by way of an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities requirements and other factors are also considered.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

RSUs that vested during 2009, 2008 and 2007 were settled with the participants in the following manner:

	Restricted Stock Unit (gross settlement)	RSU Settlement, net of tax
		Unit	Amount
	(in thousands of units or $)
2007
Settled with shares from The TDL RSU Employee Benefit Plan Trust	95	52	$1,745
Settled by the reissuance of treasury shares	17	12	420
Settled by an open market purchase	6	4	110

Total restricted stock settlement	118	68	$2,275

2008
Settled with shares from The TDL RSU Employee Benefit Plan Trust	263	141	$4,889
Settled by the reissuance of treasury shares	51	32	1,099
Settled by an open market purchase	12	7	226

Total restricted stock settlement	326	180	$6,214

2009
Settled with shares from The TDL RSU Employee Benefit Plan Trust	194	104	$3,563
Settled by the reissuance of treasury shares	12	8	264
Settled by an open market purchase	28	16	477

Total restricted stock settlement	234	128	$4,304

RSUs are settled by the Company with the participant, after provision (on the account of the participant) for the payment of each participant’s minimum statutory withholding tax requirements.

As of January 3, 2010, total unrecognized compensation cost related to non-vested RSUs outstanding was $4.6 million (2008: $6.5 million) and is expected to be recognized over a weighted-average period of 1.3 years (2008: 1.4 years). The Company expects substantially all of the outstanding RSUs to vest. A total of 234,000 (2008: 326,000) RSUs vested in 2009 with a fair value of $8.1 million (2008: $9.9 million).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Deferred stock units

Beginning in 2007, non-employee members of the Company’s Board of Directors receive the equity portion of their Board retainers, and may elect to receive the remainder of their Board and Committee compensation, in the form of deferred stock units (“DSUs”). The Company previously issued RSUs to directors, but these were fully vested and settled in November 2008. The following is a summary of DSU activity granted under the Company’s 2006 Non-Employee Director Deferred Stock Unit Plan for the years ended December 30, 2007, December 28, 2008, and January 3, 2010:

	Deferred Stock Units	Weighted Average Fair Value per Unit
	(in thousands)	(in dollars)
2007
Balance at January 1, 2007	—	$—
Granted	17	35.40
Dividend equivalent rights	—	35.82

Balance at December 30, 2007	17	$35.40

2008
Granted	22	$33.74
Dividend equivalent rights	—	32.69

Balance at December 28, 2008	39	$34.45

2009
Granted	43	$31.03
Dividend equivalent rights	1	30.57

Balance at January 3, 2010	83	$32.64

DSUs are expensed on the date of grant since they vest immediately, although they are not payable until a director’s separation from service. DSUs are notional units which track the value of the Company’s common shares. These units are settled in cash based on the value of the Company’s common shares on the Toronto Stock Exchange on the date of the director’s separation of service from the Company. Since the awards are settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period and expensed. DSUs have dividend equivalent rights, which are expensed as earned. As at January 3, 2010, the total fair value liability for DSUs was $2.7 million ($1.4 million in 2008).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock options and tandem stock appreciation rights

Stock options with tandem SARs enable the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment equal to the difference between the market price of the share at the date and time of the exercise and the exercise price of the stock option or SAR. Exercise of either the option or SAR will result in cancellation and surrender to the Company of the equivalent amount of the other. The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs granted to retirement-eligible employees are expensed immediately.

The stock option/SAR activity table below reflects the stock option/SAR awards approved by the HRCC:

	Stock Options with SARs	Weighted Average Exercise Price	Total Intrinsic Value		Weighted Average Remaining Contractual Life
	(in thousands)	(in dollars)	(in thousands)		(in years)
2008
May 2008	167	$33.02

Total Granted in 2008	167	$33.02	$	nil	5.4

2009
May 2009	534	$28.87
November 2009	26	$29.84

Total Granted in 2009	560	$28.92		$1,798	6.4

Stock options/SARs outstanding at January 3, 2010	727	$29.86		$1,798	6.1
Stock options/SARs exercisable at January 3, 2010	56	$33.02	$	nil	5.4

No stock options or SARs were exercised or forfeited in 2009 or 2008.

The option/SAR awards were granted to officers of the Company including both retirement-eligible employees and non-retirement-eligible employees. For purposes of the Black-Scholes-Merton option pricing model, the grant was segregated by grant date and based on retirement eligibility, and the assumptions were adjusted accordingly. All options with tandem SARs granted in 2009 and 2008 vest over 3 years and expire 7 years from the date of issuance, provided that if an employee retires, the term decreases to the earlier of four years after retirement or expiration of the original term. The fair value of these awards was determined, in accordance with ASC 718 (formerly SFAS 123R), at the grant date and each subsequent remeasurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

Year ended
	January 3, 2010	December 28, 2008
Expected share price volatility	23% – 28%	23% – 24%
Risk-free interest rate	1.4% – 2.5%	1.4% – 1.7%
Expected life	1.9 – 4.4 years	2.9 – 4.4 years
Expected dividend yield	1.2%	1.1%

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

Expected life is based on the simplified method of estimating a stock option term, in accordance with ASC 718-10-S99—Compensation—Stock Compensation, Overall, SEC Materials (formerly Staff Accounting Bulletin No. 110—Year-End Help For Expensing Employee Stock Options). The simplified method was used as there is insufficient historical detail to be used as an alternative basis to estimating the term.

Expected dividend yields are based on current, approved dividends expressed as a percentage of either the strike price or the closing price, depending on the date of the assumption.

Forfeitures have been assumed at 0% based on the expected turnover rate of the employees who were granted stock options with tandem SARs.

Awards granted to retirement-eligible employees are expensed on an accelerated basis, in accordance with ASC 718 (formerly SFAS 123R). The stock option with tandem SARs awards were revalued to fair value at January 3, 2010 using the closing share price on the Toronto Stock Exchange at the end of fiscal 2009, which was $32.13. The intrinsic value of stock options/SARs is based upon the difference between the closing share price and the exercise price, representing the value an option holder would receive had the options been exercised.

As of January 3, 2010, total unrecognized compensation cost related to non-vested stock options outstanding was $2.5 million (2008: $0.3 million) and is expected to be recognized over a weighted-average period of 2.2 years (2008: 2.4 years). The Company expects substantially all of the remainder of the outstanding stock options to vest. A total of 56,000 (2008: nil) stock options/SARs vested in 2009 with an intrinsic value of $nil (2008: nil).

NOTE 19 RETIREMENT PLANS

Certain Company employees participate in various defined contribution plans. Costs for Company employees participating in these plans were approximately $6.6 million for 2009 and 2008, respectively, and $6.0 million for 2007. These costs are included in General and administrative expense on the Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 20 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and represent the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues shown between reportable segments.

The table below presents information about reportable segments:

	Year ended
	January 3, 2010	% of total	December 28, 2008	% of total	December 30, 2007	% of total
Revenues
Canada	$1,944,673	86.7%	$1,764,869	86.4%	$1,627,835	85.9%
U.S	168,216	7.5%	142,874	7.0%	142,708	7.5%

Total reportable segments	2,112,889	94.2%	1,907,743	93.3%	1,770,543	93.4%
Noncontrolling interests – Non-owned consolidated restaurants	129,249	5.8%	135,950	6.7%	125,307	6.6%

Total	$2,242,138	100.0%	$2,043,693	100.0%	$1,895,850	100.0%

Segment Operating Income (Loss)
Canada	$534,131	99.1%	$507,006	105.5%	$467,884	101.0%
U.S.(1)	4,840	0.9%	(26,488)	(5.5)%	(4,804)	(1.0)%

Reportable segment operating income	538,971	100.0%	480,518	100.0%	463,080	100.0%

Noncontrolling interests – Non-owned consolidated restaurants	1,732		2,772		2,951
Corporate charges(2)	(45,292)		(36,952)		(37,971)

Consolidated Operating Income	495,411		446,338		428,060
Interest, Net	(19,270)		(19,632)		(16,707)
Income Taxes	(178,263)		(139,812)		(139,441)

Net Income	297,878		286,894		271,912
Net Income Attributable to Noncontrolling Interests	1,511		2,216		2,361

Net Income Attributable to Tim Hortons	$296,367		$284,678		$269,551

Capital Expenditures
Canada	$130,897		$113,775		$114,501
U.S.	29,604		60,472		61,040

	$160,501		$174,247		$175,541

(1)	Includes $21,266 of asset impairment and related closure costs in 2008.
(2)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from the Company’s wholly-owned Irish subsidiary which continues to be managed corporately.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides a reconciliation of total reportable segment long-lived assets and total assets to total consolidated long-lived assets and total consolidated assets, respectively:

	2009	2008
	(in thousands)
Total long-lived assets
Canada	$967,879	$913,823
U.S.	356,560	402,839

Total reportable segment long-lived assets	1,324,439	1,316,662
Noncontrolling interests – non-owned consolidated restaurants long-lived assets	3,437	2,542
Corporate long-lived assets	12,881	13,648

Consolidated long-lived assets	$1,340,757	$1,332,852

	2009	2008
	(in thousands)
Total Assets
Canada	$1,468,796	$1,391,470
U.S.	507,311	570,378

Total reportable segment assets	1,976,107	1,961,848
Noncontrolling interests – non-owned consolidated restaurants assets	4,445	4,268
Corporate assets	16,101	26,511

Consolidated total assets	$1,996,653	$1,992,627

Corporate assets include a nominal amount of assets related to the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately.

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts is as follows:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Depreciation and amortization
Canada	$78,262	$71,426	$66,296
U.S.	21,999	18,843	16,312

Total reportable segments	100,261	90,269	82,608
Noncontrolling interests – non-owned consolidated restaurants	430	352	330
Corporate	756	657	657

	$101,447	$91,278	$83,595

Asset impairment – U.S.	$—	$16,559	$—

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Year ended
	January 3, 2010	December 28, 2008	December 30, 2007
	(in thousands)
Sales
Distribution sales	$1,340,711	$1,173,738	$1,067,106
Company-operated restaurant sales	24,236	38,327	56,161
Sales from non-owned consolidated restaurants	129,249	135,950	125,307

	1,494,196	1,348,015	1,248,574

Franchise revenues
Rents and royalties	657,909	601,870	553,441
Franchise fees	90,033	93,808	93,835

	747,942	695,678	647,276

Total revenues	$2,242,138	$2,043,693	$1,895,850

NOTE 21 SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended
	January 3, 2010	December 31, 2008	December 30, 2007
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$21,097	$23,088	$25,255
Income taxes paid	$153,789	$153,973	$130,727
Non-cash investing and financing activities:
Capital lease obligations incurred	$13,847	$13,680	$15,090

NOTE 22 RELATED PARTY TRANSACTIONS

In 2009, the Company purchased products from its bakery joint venture totaling $73.6 million (2008: $69.0 million). These purchases related to products produced by this joint venture and distributed, primarily by the Company, to a portion of its system of restaurants. The Company had accounts payable outstanding of $3.6 million to its bakery joint-venture as at January 3, 2010 ($3.2 million in 2008).

Included in contingent rent expense (see Note 16) are expenses associated with the Company’s 50/50 joint venture with Wendy’s for the years ended 2009 and 2008 of $23.6 million and $23.0 million, respectively. The Company had accounts payable outstanding of $2.4 million with this joint venture as at January 3, 2010 ($1.9 million in 2008) and accounts receivable from this joint venture of $0.2 million ($0.9 million in 2008).

In addition, the Company has a $6.2 million note receivable outstanding as at January 3, 2010 (2008: nil) and due before December 31, 2010 from the trust fund holding plan assets in connection with the termination of the Company’s former supplemental executive retirement plan and settlement of account balances to the participants as a result thereof.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 23 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), now codified within ASC 810—Consolidations. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, adds an additional reconsideration event for determining whether an entity is a variable interest entity, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Standard is effective for annual reporting periods that begin after November 15, 2009. The Company is currently assessing the potential impact the adoption of SFAS No. 167 may have on its Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning after June 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this ASU may have on its Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-02–Accounting and Reporting for Decreases in Ownership of a Subsidiary-A Scope Clarification, as codified in ASC 810—Consolidations. This ASU clarifies the applicable scope and implementation issues of ASC 810, originally issued as FASB Statement No. 160—Noncontrolling Interests in Consolidated Financial Statements, for a decrease in ownership in a subsidiary that is a business or nonprofit activity and expands disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. This ASU is effective for interim or annual periods ending on or after December 15, 2009 and should be applied retrospectively to the first time the Company adopted FASB Statement No. 160. The adoption of this ASU did not have an impact the Company’s 2009 Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements. This ASU provides amendments to ASC 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently assessing the potential impact, if any, the adoption of this ASU may have on its Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 24 QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009
	Q1	Q2	Q3	Q4(1)
	(in thousands, except per share data)
Revenues
Sales	$339,619	$372,119	$373,035	$409,423
Franchise revenues
Rents and royalties	147,139	164,679	166,914	179,177
Franchise fees	20,427	19,287	23,605	26,714

	167,566	183,966	190,519	205,891

Total revenues	507,185	556,085	563,554	615,314
Total costs and expenses, net(2)	402,292	434,235	434,319	475,881

Operating income	$104,893	$121,850	$129,235	$139,433

Net income attributable to Tim Hortons Inc.(3)	$66,439	$77,760	$61,179	$90,989

Earnings per share – fully diluted(4)	$0.37	$0.43	$0.34	$0.51

	2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenues
Sales	$306,506	$335,873	$333,581	$372,055
Franchise revenues
Rents and royalties	135,880	153,546	155,214	157,230
Franchise fees	17,931	21,273	20,200	34,404

	153,811	174,819	175,414	191,634

Total revenues	460,317	510,692	508,995	563,689
Total costs and expenses, net(5)	362,985	393,139	386,385	454,846

Operating income	$97,332	$117,553	$122,610	$108,843

Net income attributable to Tim Hortons Inc.(6)	$61,820	$74,974	$78,757	$69,127

Earnings per share—fully diluted(6)	$0.33	$0.41	$0.43	$0.38

(1)

The 2009 fiscal year consists of 53 weeks. As a result, the fourth quarter of 2009 represents 14 weeks compared to all other quarters presented that represent 13 weeks. The extra operating week impacted revenues, costs and expense by approximately 6% to 7%.

(2)

Total costs and expenses, net includes $1.4 million, $2.7 million and $3.2 million of professional advisory and shareholder-related transaction costs in connection with the reorganization of the Company to a Canadian public company in the first, second, and third quarters of 2009, respectively (see Note 1).

(3)

Net income attributable to Tim Hortons Inc. includes $1.0 million, $2.6 million and $3.1 million of professional advisory and shareholder-related transaction costs, net of tax, and $20.0 million of deferred tax expenses related primarily to a deferred tax valuation allowance related to the reorganization of the Company to a Canadian public company in the first, second, and third quarters of 2009, respectively (see Note 1 and 6).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

(4)

Earnings per share was impacted by $0.01, $0.01 and $0.13 for professional advisory and shareholder-related transaction costs, net of tax, and the deferred tax valuation allowance noted above in the first, second, and third quarters of 2009, respectively.

(5)

Total costs and expenses, net includes management restructuring costs of $3.1 million incurred in the second quarter of 2008 and asset impairment and related closure costs of $21.3 million incurred in the fourth quarter of 2008.

(6)

Net income includes management restructuring costs, net of savings of $1.7 million incurred in the second quarter of 2008 (EPS impact $0.01) and asset impairment and related closure costs of $15.4 million incurred in the fourth quarter of 2008 (EPS impact $0.08).

NOTE 25 SUBSEQUENT EVENTS

On March 1, 2010, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence its 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. Purchases of common shares will be made through a combination of automatic trading plan purchases, and at management’s discretion in compliance with regulatory requirements, and given prevailing market, cost, and other considerations. Repurchases will be made by the Company on either the TSX, the New York Stock Exchange and/or other Canadian marketplaces, subject to regulatory requirements. Shares repurchased pursuant to the 2010 program will be cancelled.

The 2010 program commenced March 3, 2010 and will end on March 2, 2011, or sooner if the $200 million or 5% share maximum has been reached. There can be no assurance as to the precise number of shares that will be repurchased under the 2010 program, or the aggregate dollar amount of the shares purchased. The 2010 program may also be terminated at the Company’s discretion in compliance with applicable regulatory requirements.

SCHEDULE II

TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions)	Balance at End of Year
	(in thousands)
Fiscal year ended January 3, 2010:
Deferred tax asset valuation allowance	$62,191	$4,703	$(8,255)	$58,639
Allowance for doubtful accounts and notes	2,829	(283)	(348)	2,198
Inventory reserve	873	824	(559)	1,138

	$65,893	$5,244	$(9,162)	$61,975

Fiscal year ended December 28, 2008:
Deferred tax asset valuation allowance(1)	$40,845	$10,418	$10,928	$62,191
Allowance for doubtful accounts and notes	2,491	1,286	(948)	2,829
Inventory reserve	1,228	67	(422)	873

	$44,564	$11,771	$9,558	$65,893

Fiscal year ended December 30, 2007:
Deferred tax asset valuation allowance(2)	$80,138	$(2,454)	$(36,839)	$40,845
Allowance for doubtful accounts and notes	2,024	1,196	(729)	2,491
Inventory reserve	2,713	290	(1,775)	1,228

	$84,875	$(968)	$(39,343)	$44,564

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

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	January 3, 2010	December 28, 2008
Valuation allowance, deferred income taxes	$58,639	$62,191
Deducted from accounts receivable and notes receivable, net	2,198	2,829
Deducted from inventories and other, net	1,138	873

	$61,975	$65,893

Report of Independent Registered Public Accounting Firm

To the Shareholders of Tim Hortons Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Equity, Comprehensive Income and Cash Flows present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries at January 3, 2010 and December 28, 2010, and the results of their operations and their cash flows for each of the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement Schedule II, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and financial statement Schedule II, and on the Company’s internal control over financial reporting as of January 3, 2010 based on our audits, which were integrated. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of the Company’s internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 of the Consolidated Financial Statements, the Company changed the manner in which it accounts for noncontrolling interests in the year ended January 3, 2010, due to the adoption of Accounting Standards Codification 810-10 (formerly FAS 160: Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51).

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

March 4, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 3, 2010, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of January 3, 2010, that such disclosure controls and procedures were effective.

We completed the implementation of our integrated financial system for the reporting and processing of financial data across departmental and operational areas in the third quarter of 2009. This implementation resulted in changes in our internal controls over financial reporting during fiscal 2009. These changes in controls have materially affected our internal controls over financial reporting, impacting the following key financial internal controls: (1) procurement and payment processes; (2) property management; (3) rents and royalty calculations; (4) order management, customer billings and collections; (5) inventory valuation, including a change from the first-in-first-out basis of valuation to a moving average basis; (6) capital project management, spending and reporting; and (7) cash management. Except for the preceding changes, there was no change in our internal control over financial reporting during fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of January 3, 2010, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2010.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of January 3, 2010, as stated in their report set forth in Part II, Item 8 of this Form 10-K on page 148 hereof.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

On March 1, 2010, the Company obtained regulatory approval from the TSX to commence its 2010 share repurchase program for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. Purchases of common shares will be made though a combination of automatic trading plan purchases (i.e., a 10b5-1 program), and at management’s discretion in compliance with regulatory requirements, and given prevailing market, cost, and other considerations. The 2010 program commenced March 3, 2010 and will end on March 2, 2011, or sooner if the $200 million or 5% share maximum has been reached. Repurchases will be made by the Company on the Toronto Stock Exchange, New York Stock Exchange and/or other Canadian marketplace, subject to regulatory requirements. There can be no assurance as to the precise number of shares that will be repurchased under the 2010 program, or the aggregate dollar amount of the shares purchases. The program may also be terminated at the Company’s discretion in compliance with applicable regulatory requirements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information set forth below, will be included in the Company’s Form 10-K/A which will be filed no later than 120 days after January 3, 2010. Such information will also be contained in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Paul D. House	66	Executive Chairman	1985
Donald B. Schroeder	63	President and Chief Executive Officer	1991
Cynthia J. Devine	45	Chief Financial Officer	2003
David F. Clanachan	48	Chief Operations Officer, United States and International	1997
William A. Moir	61	Chief Brand and Marketing Officer	1990
Roland M. Walton	54	Chief Operations Officer, Canada	1997
John M. Hemeon	45	Executive Vice President, Supply Chain	2009
R. Scott Toop	55	Executive Vice President and General Counsel	2009
Stephen A. Johnston	52	Senior Vice President, Real Estate	2004
Brigid V. Pelino	46	Senior Vice President, Human Resources	2001

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected or retained as an officer, except in the event of a change in control of the Company, as provided in the Company’s Change in Control Agreements described in the 2010 management information circular under Compensation Discussion and Analysis and under Executive and Director Compensation. The executive officers of the Company are appointed by the Board of Directors.

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

Cynthia J. Devine joined the Company in 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, treasury, internal audit, and tax and information systems for the Company. She was promoted to

Executive Vice President of Finance and Chief Financial Officer in April 2005. As of May 1, 2008, Ms. Devine was appointed as Chief Financial Officer and assumed additional accountability for the Company’s manufacturing operations and vertical integration strategy. These manufacturing operations include Maidstone Coffee, Fruitition, Fruits and Fills, a fondant and fills facility, and the new coffee plant in Hamilton, Ontario. Prior to joining the Company, Ms. Devine served as Senior Vice President, Finance for Maple Leaf Foods, a large Canadian food processing company, and from 1999 to 2001, held the position of Chief Financial Officer for Pepsi-Cola(R) Canada. Ms. Devine, a Canadian Chartered Accountant, holds an Honours Business Administration degree from the University of Western Ontario. Ms. Devine is a member of the Board of Directors of ING Direct Canada.

David F. Clanachan joined the Company in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations—Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food company, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training, Operations Standards and Research & Development. As of May 1, 2008, Mr. Clanachan was appointed as Chief Operations Officer, United States and International. Mr. Clanachan directly oversees operations, restaurant development and growth strategy for the U.S. segment, as well as the international operations and growth strategy. Mr. Clanachan is also the operations lead in the Company’s joint venture with Arytza AG (formerly IAWS Group plc). Mr. Clanachan holds a Bachelor of Commerce degree from the University of Windsor. Mr. Clanachan serves on the School of Hospitality and Tourism, Management Policy Advisory Board for the University of Guelph and as a director of the Canadian Hospitality Foundation.

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

Roland M. Walton joined the Company in 1997 as Executive Vice President of Operations, responsible for operations in both Canada and the U.S. As of May 1, 2008, Mr. Walton was appointed as Chief Operations Officer, Canada. Mr. Walton directly oversees operations, restaurant development and growth strategy for the Canadian segment and also assumed responsibility for operations standards and training for the Tim Hortons brand. His restaurant industry experience includes Wendy’s Canada, Pizza Hut® Canada and Pizza Hut USA. In 1995, Mr. Walton held the position of Division Vice President for Pizza Hut USA’s Central Division. Mr. Walton holds a Bachelor of Commerce degree from the University of Guelph.

John M. Hemeon joined the Company in 2009 as Executive Vice President, Supply Chain, responsible for our supply chain infrastructure and operations, including distribution, transportation, and packaging and purchasing. Prior to joining the Company, Mr. Hemeon held positions of progressive accountability with Sysco Food Services (including its predecessor companies) beginning in April 1984, including the position of Vice President, Business Review and Development of Sysco Toronto from July 2004 to January 2005, Senior Vice President of Sysco Food Services of Edmonton from January 2005 to July 2006, and Executive Vice President of Sysco Food Services of Edmonton from July 2006 to until April 2009. Mr. Hemeon holds an executive Master of Business Administration degree from the University of Guelph, Hospitality and Tourism Program.

R. Scott Toop joined the Company in 2009 as Executive Vice President and General Counsel, as head of our legal affairs and responsible for developing, with Mr. Clanachan, the Company’s international growth strategy. Mr. Toop served as the Vice President and Associate General Counsel of Yum! Brands, Inc.

from December 2005 until he joined the Company in August 2009, and as Vice President and General Counsel of Kentucky Fried Chicken from 1997 until November 2005. Prior to 1997, Mr. Toop held various senior-level legal positions at PepsiCo, Inc. of increasing accountability and practiced corporate law as an associate at Donovan Leisure Newton & Irvine. Mr. Toop holds a Juris Doctor degree and Master of Business Administration degree, both from Duke University, as well as a Bachelor of Arts degree from Hamilton College.

Stephen A. Johnston joined the Company in 1995 as Corporate Counsel for Atlantic Canada. In early 1998, Mr. Johnston assumed additional accountability for Area Training, and was subsequently promoted to Director, Atlantic Canada Operations in November 1998. In 2004, he assumed the position of Regional Vice President, Atlantic Operations. In 2006, he was appointed as Senior Vice President, Development. Mr. Johnston was admitted to the Nova Scotia Barristers Society in 1986, and he holds a Bachelor of Law degree from the University of New Brunswick and a Bachelor of Commerce degree from Mount Allison University.

Brigid V. Pelino joined the Company in 2001 as Vice President, Human Resources, with responsibility for all aspects of Human Resource strategy for both Canada and the United States. Prior to joining the Company, Ms. Pelino worked in increasingly senior level Human Resource positions for Canadian Tire Corporation® , Honeywell International® and General Electric®. Ms. Pelino holds an Honours Bachelors degree in Economics and Accounting and a Masters degree in Industrial Relations, both from the University of Toronto.

Other

Certain Corporate Governance Documentation & Practices

The Board of Directors has adopted and approved Principles of Governance, Governance Guidelines, Standards of Business Practices (Code of Ethics), a Code of Business Conduct (applicable to directors) and written charters for its Nominating and Corporate Governance, Audit, and Human Resource and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent auditor (or for purposes of U.S. securities laws, independent registered public accounting firm). All of the foregoing documents are available on the Company’s investor website at www.timhortons-invest.com. A copy of the foregoing will be made available (without charge) to any shareholder upon request by contacting the Secretary of the Company at 874 Sinclair Road, Oakville, Ontario, L6K 2Y1.

Section 303A.11 of the NYSE Listed Company Manual

As a result of the public company reorganization, the Company is a Canadian reporting issuer and qualifies as a foreign private issuer for the purposes of the Securities Exchange Act of 1934. Its common shares are listed on the NYSE and the TSX. As a result, the Company is subject to, and complies with, a number of legislative and regulatory corporate governance requirements, policies and guidelines, including those of the TSX, the Canadian Securities Administrators, the NYSE and the SEC, as applicable. In recent years, these legislative and regulatory bodies have proposed and, in many cases, implemented a number of new or modified rules, regulations and policies in the area of corporate governance. These include the corporate governance listing standards of the NYSE, the Sarbanes-Oxley Act of 2002, and the replacement of the TSX guidelines with the guidelines contained in National Policy 58-201 Corporate Governance Guidelines and Multilateral Instrument 52-110 Audit Committees.

The Company has committed to comply with the governance requirements of the NYSE applicable to a U.S. domestic issuer, consistent with its prior practice before the reorganization. Pursuant to Section 303A.11 of the NYSE Listed Company Manual, listed foreign private issuers, such as the Company, must disclose significant differences between their corporate governance practices and those required to be followed by U.S. issuers under the NYSE listing standards. The Company’s corporate governance practices comply with the NYSE requirements applicable to U.S. domestic issuers and are in compliance with applicable rules adopted by the SEC to give effect to the provisions of the Sarbanes-Oxley Act of 2002. The Company also complies with applicable Canadian corporate governance requirements.

Website Disclosure pursuant to NYSE Listed Company Manual

The Corporate Governance section of our corporate and investor website (www.timhortons-invest.com) contains current copies of the Company’s Principles of Governance, Governance Guidelines, Directors’ Code of Business Conduct, Standards of Business Practices (Code of Ethics), the charter of the Audit Committee, the charter of the Human Resource and Compensation Committee, and the charter of the Nominating and Corporate Governance Committee.

Website Disclosure for Item 5.05 of Form 8-K Disclosures

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Standards of Business Practices (Code of Ethics) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s corporate and investor website at www.timhortons-invest.com. The Company will provide a copy of the Standards of Business Practices to any person, without charge, who requests a copy in writing to the Secretary of the Company at 874 Sinclair Road, Oakville, Ontario, L6K 2Y1.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We will be providing information required by Items 6.B and 6.E.2 of Form 20-F in our management information circular for our annual meeting to our shareholders and filing it with the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, we will be furnishing our management proxy circular to the SEC on Form 8-K. Our executive compensation disclosure will be in compliance with Canadian requirements, which are substantially similar to the U.S. rules. As such, although we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers; because of similarities in the rules, we attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict with required Canadian disclosure. Information relating to executive compensation will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 3, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 3, 2010. This information will also be contained in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 3, 2010. This information will also be contained in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 3, 2010. This information will also be contained in the management information circular that we prepare in accordance with Canadian corporate and securities law requirements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations—Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Consolidated Balance Sheet—January 3, 2010, and December 28, 2008.

Consolidated Statement of Cash Flows—Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Consolidated Statement of Stockholders’ Equity—Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Consolidated Statement of Comprehensive Income—Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Index to Exhibits.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are denoted in the Index to Exhibits beginning on page 157.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 157.

(c)	The following Consolidated Financial Statement Schedule of Tim Hortons Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

TIM HORTONS INC.

By:	/s/ DONALD B. SCHROEDER	3/4/10
Donald B. Schroeder President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONALD B. SCHROEDER	3/4/10	/s/ CYNTHIA J. DEVINE	3/4/10
Donald B. Schroeder President and Chief Executive Officer and Director		Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

		/s/ PAUL D. HOUSE*	3/4/10
Paul D. House, Director and Executive Chairman of the Board

/s/ M. SHAN ATKINS*	3/4/10	/s/ MICHAEL J. ENDRES*	3/4/10
M. Shan Atkins, Director		Michael J. Endres, Director

/s/ MOYA M. GREENE*	3/4/10	/s/ FRANK IACOBUCCI*	3/4/10
Moya M. Greene, Director		Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	3/4/10	/s/ DAVID H. LEES*	3/4/10
John A. Lederer, Director		David H. Lees, Director

/s/ CRAIG S. MILLER*	3/4/10	/s/ RONALD W. OSBORNE*	3/4/10
Craig S. Miller, Director		Ronald W. Osborne, Director

/s/ WAYNE C. SALES*	3/4/10	/s/ CATHERINE L. WILLIAMS*	3/4/10
Wayne C. Sales, Director		Catherine L. Williams, Director

*By:	/s/ DONALD B. SCHROEDER	3/4/10
Donald B. Schroeder Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009.

3(b)	By-Law No. 1 of the Registrant	Incorporated by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

10(a)	Amended and Restated Credit Agreement, dated as of September 28, 2009, among the Registrant, The TDL Group Corp., Tim Hortons USA Inc. and certain lenders and agents named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(b)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(c)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(d)	Form of Employment Agreement by and among The TDL Group Corp, the Registrant and Donald B. Schroeder	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(e)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(f)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(g)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House, Donald B. Schroeder, Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010	Filed herewith.

*10(h)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Filed herewith.

Exhibit	Description	Where found

*10(i)	Executive Annual Performance Plan, as amended effective February 24, 2010	Filed herewith.

*10(j)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective January 22, 2010	Filed herewith.

*10(k)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(l)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(m)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(n)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(o)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(p)	Form of Restricted Stock Unit Award Agreement—Donald B. Schroeder (2008 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(q)	Form of Amended and Restated Restricted Stock Unit Award Agreement—David F. Clanachan (2008 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference to Exhibit 10(h) to Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*10(r)	Form of Restricted Stock Unit Award Agreement—Other Named Executive Officers (2008 Award)	Incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(s)	Form of Amended and Restated Restricted Stock Unit Award Agreement (2008 Award)	Incorporated herein by reference to Exhibit 10(d) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(t)	Form of Amended and Restated Restricted Stock Unit Award Agreement—U.S. Employees and U.S. Taxpayers (including Stephen Johnston) (2008 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*10(u)	Form of Nonqualified Stock Option Award Agreement (2008 Award)	Incorporated herein by reference to Exhibit 10(e) to Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

10(v)	Form of Nonqualified Stock Option Award Agreement (2009 Award)	Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended June 28, 2009 filed on August 6, 2009.

Exhibit	Description	Where found

10(w)	Form of Restricted Stock Unit Award Agreement (2009 Award)	Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 28, 2009 filed on August 6, 2009.

10(x)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference to Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

10(y)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP	Filed herewith.

24	Powers of Attorney	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T, of Regulation S-T that the interactive data file, is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the

Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore our XBRL tagged financial statements and footnotes should be read in conjunction with our Consolidated Financial Statements contained within this Form 10-K.