Form 10-K/A
period 2010-01-03
Tim Hortons Inc.
filed 2010-04-01
CIK 1345111

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of common shares outstanding as of March 1, 2010: 176,199,824

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 69 - 72.

EXPLANATORY NOTE

Tim Hortons Inc. (the “Company”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, we do not have the same filing requirements under the Exchange Act as we had prior to our September 2009 reorganization as a Canadian public company (the “reorganization”). However, currently, instead of filing annual and periodic reports on forms available for foreign private issuers, the Company files annual reports on Form 10-K as well as quarterly reports on Form 10-Q and current reports on Form 8-K. The Company prepares and files a management proxy circular and related materials under Canadian requirements. As the Company’s management proxy circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of its Form 10-K from its management proxy circular.

The Company filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (“2009 Form 10-K”) on March 4, 2010. In reliance upon and as permitted by Instruction G(3) to
Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to add the Part III information not previously included in the 2009 Form 10-K.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2009 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2009 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2009 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, we also refer to Tim Hortons Inc. as “Tim Hortons,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.

TIM HORTONS INC.

2009 FORM 10-K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF REGISTRANT

The directors of the Company are as follows:

M. Shan Atkins Independent Age: 53 Residence: Long Grove, Illinois, United States Director Since: March 2007 Board and Committee Meeting Attendance Rate: 100%			M. Shan Atkins has been a Managing Director of Chetrum Capital LLC, a private investment firm, since 2001. From 1996 to 2001, Ms. Atkins held various positions with Sears Roebuck & Co., a major retailer, being promoted to Executive Vice President in 1999. Prior to joining Sears, Ms. Atkins spent 14 years with Bain & Company, Inc., an international management consulting firm, as a leader in Bain’s consumer and retail practice. Ms. Atkins began her career as a public accountant at what is now PricewaterhouseCoopers LLP, a major accounting firm, and has designations as a C.A. (Ontario) and C.P.A. (Illinois). Ms. Atkins has served as a member of the Queen’s University Advisory Board since the Spring of 2009. Ms. Atkins holds a Bachelor of Commerce degree from Queen’s University in Kingston, Ontario, as well as a Master of Business Administration from Harvard University.
Tim Hortons Inc. Board Committee Membership
Human Resource and Compensation Committee Nominating and Corporate Governance Committee
Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
Number of Securities Beneficially Held			The Pep Boys-Manny, Moe & Jack (NYSE) Spartan Stores Inc. (Nasdaq) Shoppers Drug Mart Corporation (TSX)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
7,549	1,000	$266,301	None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
99% * Compliance required within five years of appointment (by March 2012)			General retail; senior leadership; public company board; human resource and compensation; and, financial expertise.

Michael J. Endres Independent Audit Committee Financial Expert Age: 62 Residence: Columbus, Ohio, United States Director Since: April 2006 Board and Committee Meeting Attendance Rate: 100%			Michael J. Endres is a Managing Principal of Stonehenge Financial Holdings, Inc. (“Stonehenge”), a private equity firm that he co-founded in 1999. Prior to co-founding Stonehenge, Mr. Endres was Vice Chairman of Banc One Capital Holdings Corporation and Chairman of Banc One Capital Partners. Mr. Endres also serves on the Board of Trustees of OhioHealth Corporation, a large non-profit health system with multiple hospitals and related healthcare facilities and services, located in Ohio. He holds a Bachelor of Science degree from Miami University in Oxford, Ohio.
Tim Hortons Inc. Board Committee Membership
Audit Committee (Chair) Executive Committee
Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
Number of Securities Beneficially Held			Worthington Industries, Inc. (NYSE) Huntington Bancshares, Inc. (Nasdaq)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
10,391	32,719	$1,342,877	None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
497%			Financial expertise; new business development, strategic initiatives and/or acquisitions; senior leadership; public company board; and, risk assessment and mitigation expertise.

Moya M. Greene Independent Age: 55 Residence: Toronto, Ontario, Canada Director Since: February 2008 Board and Committee Meeting Attendance Rate: 92%			Moya M. Greene has been President, Chief Executive Officer and a member of the Board of the Directors of Canada Post Corporation, the Canadian postal authority, since May 2005. She is also Vice Chair of Purolator and serves on its Nominating and Corporate Governance Committee and Compensation Committee. From 2003 to 2004, Ms. Greene was Senior Vice President, Operational Effectiveness, of Bombardier Inc., a leading manufacturer of rail transportation equipment and aircraft. From 2000 to 2003, she was Senior Vice President, Chief Administrative Officer, Retail Products, at Canadian Imperial Bank of Commerce, a leading North American financial institution, and from 1996 to 2000, Managing Director, Infrastructure Finance and Public Private Partnership for TD Securities Inc., a leading Canadian financial services firm. Ms. Greene also has an extensive public service background, having served most recently as Assistant Deputy Minister for Transport Canada, the Canadian federal transportation authority, from 1991 to 1996 and, from 1989 to 1991, as Director, General Policy, for Human Resources and Social Development, Canada. She is a graduate of Osgoode Hall Law School and was recognized in 2003 by the National Post as one of Canada’s Top 100 influential women and in 2004 by the Ivey School of Business/Women Executive Network as one of the Top 40 female corporate executives in Canada.
Tim Hortons Inc. Board Committee Membership
Audit Committee
Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
6,521	—	$203,129	None

Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
75% * Compliance required within five years of appointment (by February 2013)			General retail; senior leadership; financial expertise; government/regulatory; and, logistics, warehouse, and distribution expertise.

Paul D. House Executive Chairman Age: 66 Residence: Jordan, Ontario, Canada Director Since: 2006 Board and Committee Meeting Attendance Rate: 100%			Paul D. House became Executive Chairman of our Board of Directors on March 1, 2008. Mr. House joined our company as Vice President of Marketing in 1985. Mr. House was named Chief Operating Officer in 1993, President and Chief Operating Officer in 1995, Chief Executive Officer in November 2005 and Chairman of the Board in 2007. Mr. House served on the Board of Directors of Wendy’s International, Inc. from 1998 through February 1, 2007. He is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as on the Advisory Board of the Brock University Business School. Mr. House joined Dairy Queen Canada in 1972 and held various management positions with that company including Vice President of Canadian Operations. Mr. House holds a Bachelor of Arts in Economics from McMaster University.
Tim Hortons Inc. Board Committee Membership
Executive Committee
Number of Securities Beneficially Held (includes common shares that may be acquired in May 2010)			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
N/A	201,282	$6,269,934	Wendy’s International, Inc. (1998-2007) (NYSE)
Stock Ownership Guideline Compliance			Relevant Skills, Experience, and Other Considerations
See pages 37 to 38 for executive officer stock ownership guideline compliance.			Franchised organization; brand and marketing; senior leadership; real estate; logistics, warehouse and distribution; restaurant industry; new business development and strategic alliances; and, public company board expertise.

The Hon. Frank Iacobucci Lead Director Since: February 2007 Independent Age: 72 Residence: Toronto, Ontario, Canada Director Since: February 2006 Board and Committee Meeting Attendance Rate: 100%			The Hon. Frank Iacobucci has been Counsel to Torys LLP, a major Canadian law firm, since July 2005. Mr. Iacobucci was the Chairman of Torstar Corporation, a newspaper and book publishing company, from July 2005 until May of 2009. From September 2004 to June 2005, Mr. Iacobucci served as Interim President of the University of Toronto while the search for a new university president was being conducted. From 1991 to 2004, Mr. Iacobucci served as a Justice of the Supreme Court of Canada. Mr. Iacobucci is Chair of the Higher Education Council of Ontario (from 2005 to present), is a Board Member of Costi Immigration Services, is a member of the Law Commission of Ontario, and is a member of the Advisory Committee of General Motors of Canada. Mr. Iacobucci is a member of the Law Society of Upper Canada and holds academic degrees from Cambridge University and the University of British Columbia, and has been the recipient of numerous awards and honours from Canada, the United States, and Italy. In 2007, Mr. Iacobucci was made a Companion of the Order of Canada.
Tim Hortons Inc. Board Committee Membership
Human Resource and Compensation Committee Nominating and Corporate Governance Committee (Chair) Executive Committee
Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
17,489	6,561	$749,158	Torstar Corporation (2003-2009) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
277%			Governance and legal; public company board; government/regulatory; senior leadership; and, human resource and compensation expertise.

John A. Lederer Independent Age: 54 Residence: Toronto, Ontario, Canada Director Since: February 2007 Board and Committee Meeting Attendance Rate: 100%			John A. Lederer currently serves as Chairman of the Board and Chief Executive Officer of Duane Reade, a privately held chain of retail pharmacies located primarily in the New York City area, a position that he accepted in April 2008. Prior to his current position, Mr. Lederer served as President of Loblaw Companies Limited, Canada’s largest food distributor, from 2001 through September 2006. Mr. Lederer also served as a director of Loblaw Companies Limited for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation, performance, innovation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute and is the founder and former Chair of the President’s Choice Children’s Charity. He holds a Bachelor of Arts degree from York University. Mr. Lederer has served as a member of the Board of Directors of the Tim Horton Children’s Foundation since May of 2008.
Tim Hortons Inc. Board Committee Membership
Human Resource and Compensation Committee Nominating and Corporate Governance Committee
Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
11,649	15,120	$833,854	Loblaw Companies Limited (2002-2006) (TSX)

Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
309%			Senior leadership; general retail; franchised organization; real estate; and, brand marketing expertise.

David H. Lees Independent Age: 65 Residence: Caledon, Ontario, Canada Director Since: February 2006 Board and Committee Meeting Attendance Rate: 100%			Dr. David H. Lees is the President and Chief Executive Officer of Cardinal Health in Canada, a major medical product manufacturer, distributor and service provider, and the parent company of Source Medical Corporation and Cardinal Health’s other Canadian operations. From 1999 to 2006, Dr. Lees served as President and Chief Executive Officer of Source Medical. Dr. Lees was President, Chief Executive Officer and a director of Canada Bread Company, Limited/Corporate Foods Limited, a Toronto Stock Exchange-listed manufacturer and marketer of baked goods and other food products, from 1993 until 1999. From 1991 to 1995, Dr. Lees served as a director of Maple Leaf Foods Inc. Dr. Lees holds a Doctorate of Philosophy in Food Science from the University of Massachusetts, a Master of Science in Agriculture from Macdonald College, McGill University, and a Bachelor of Science (Agriculture) from Macdonald College.
Tim Hortons Inc. Board Committee Membership
Audit Committee Nominating and Corporate Governance Committee

Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
11,574	6,625	$566,898	None

Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
210%			Senior leadership; manufacturing; logistics, warehouse, and distribution; general retail; and, financial expertise.

Ronald W. Osborne(1) Independent Audit Committee Financial Expert Age: 63 Residence: Toronto, Ontario, Canada Director Since: November 2008 Board and Committee Meeting Attendance Rate: 76%			Ronald W. Osborne has been the Chairman of the Board of Directors of Sun Life Financial Inc., an international financial services organization, and Sun Life Assurance Company of Canada, since May 2005. Mr. Osborne served as the President and Chief Executive Officer and a director of Ontario Power Generation Inc., an Ontario-based electricity generation company, from 1998 until December 2003. From 1996 to 1998, Mr. Osborne was a senior executive within the BCE Group of Companies, Canada’s largest communications conglomerate. From 1981 to 1994, Mr. Osborne held various positions at Maclean Hunter, including the position of Chief Executive Officer from 1986 until 1994. Mr. Osborne was also a partner of Clarkson Gordon, Chartered Accountants, in Toronto from 1979 until 1981. In addition to his position as Chairman of the Board of Sun Life, Mr. Osborne is a trustee of RioCan Real Estate Investment Trust, Chairman of the Board of Governors of the Corporation of Massey Hall and Roy Thomson Hall, a director of Holcim Canada Inc. (formerly St. Lawrence Cement Group Inc.), a director of Brookfield Renewable Power Inc. and, since June 2009, has served as a director of the Canadian Media Fund. Mr. Osborne graduated from Cambridge University in England with a Bachelor of Arts degree. In 1972, he became a member of the Institute of Chartered Accountants of Ontario and a Fellow of the Institute in 1988.
Tim Hortons Inc. Board Committee Membership
Audit Committee
Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs			Brookfield Renewable Power Inc. (public debt) Sun Life Financial Inc. (TSX; NYSE; Philippines) RioCan Real Estate Investment Trust (TSX)
	Common Shares	Value of Securities Held at March 12, 2010	Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
5,231	3,000	$256,396

Four Seasons Holdings Inc. (formerly, Four Seasons Hotel Ltd.) (2003-2007) (TSX; NYSE)

Holcim Canada Inc. (formerly St. Lawrence Cement Group Inc.) (2004-2007) (formerly listed on the TSX)

Nortel Networks Corp. (2005-2006) (TSX; NYSE)

Shell Canada Limited (2001-2007) (formerly listed on the TSX)

Torstar Corporation (2003-2009) (TSX)

Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
95% * Compliance required within five years of appointment (by November 2013)			Financial expertise; senior leadership; new business development and strategic alliances; public company board; and, human resource and compensation expertise.

(1)

Mr. Osborne was a director of Air Canada when it filed for protection under the Companies’ Creditors Arrangement Act (“CCAA”) in April 2003. Air Canada successfully emerged from the CCAA proceedings and was restructured pursuant to a plan of arrangement in September 2004. Mr. Osborne is no longer a director of Air Canada. Mr. Osborne was also a director of Nortel Networks Corporation and Nortel Networks Limited (collectively, “Nortel”) when, on April 10, 2006, the Ontario Securities Commission (“OSC”) issued a management cease trade order prohibiting all directors, officers, and certain other current and former employees of Nortel from trading in securities of Nortel until two business days following receipt by the OSC of all filings required to be made by Nortel pursuant to Ontario securities laws. This order resulted from Nortel’s need to restate certain previously reported financial results and related delays in filing certain of its 2005 financial results. This order was revoked effective June 8, 2006. Mr. Osborne served on the Nortel board from June 29, 2005 to June 29, 2006.

Wayne C. Sales Independent Age: 60 Residence: Jupiter, Florida, United States Director Since: April 2006 Board and Committee Meeting Attendance Rate: 100%			Wayne C. Sales served as President and Chief Executive Officer, and then as Vice-Chairman, of Canadian Tire Corporation Limited, a Toronto Stock Exchange-listed retail, financial services and petroleum company. He served as Vice-Chairman of Canadian Tire until June 30, 2007 following his tenure as President and Chief Executive Officer, a position that he held from 2000 to 2006. Prior to 2000, Mr. Sales held positions as Executive Vice President and Senior Vice President, Marketing at Canadian Tire Retail, a subsidiary of Canadian Tire. Mr. Sales is a graduate of Harvard Business School’s Advanced Management Program.
Tim Hortons Inc. Board Committee Membership
Human Resource and Compensation Committee (Chair) Nominating and Corporate Governance Committee
Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	SUPERVALU Inc. (NYSE) Georgia Gulf Corporation (NYSE) Discovery Air Inc. (TSX)
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
11,190	11,986	$721,932	Canadian Tire Corporation Limited (2000-2006) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
267%			General retail; senior leadership; franchised organization; brand and marketing; and, human resource and compensation expertise.

Donald B. Schroeder President and CEO Age: 63 Residence: Burlington, Ontario, Canada Director Since: February 2008 Board and Committee Meeting Attendance Rate: 100%			Donald B. Schroeder became our President and Chief Executive Officer on March 1, 2008 and a director in February 2008. Mr. Schroeder joined our company in 1991 as Vice President of Human Resources and International Development. He was named Executive Vice President, Administration in 1995, responsible for Human Resources, Administration, Manufacturing, and Distribution. Upon our separation from Wendy’s, Mr. Schroeder also assumed the roles of General Counsel, Secretary, and Chief Compliance Officer. Mr. Schroeder served as President of the Tim Horton Children’s Foundation from 1991 to 2008. Mr. Schroeder holds a Bachelor of Laws degree from the University of Western Ontario and a Master of Laws degree from Osgoode Hall Law School.
Tim Hortons Inc. Board Committee Membership
Executive Committee
Number of Securities Beneficially Held (Includes common shares that may be acquired in May 2010)			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
N/A	120,569	$3,755,724	None
Stock Ownership Guideline Compliance			Relevant Skills, Experience, and Other Considerations
See pages 37 to 38 for executive officer stock ownership guideline compliance.			Franchised organization; senior leadership; real estate; corporate social responsibility and community involvement; logistics, warehouse, and distribution; restaurant industry; and, manufacturing expertise.

Catherine L. Williams Independent Audit Committee Financial Expert Age: 59 Residence: Calgary, Alberta, Canada Director Since: March 2009 Board and Committee Meeting Attendance Rate: 88%			Catherine L. Williams has been a Managing Director of Options Capital Limited, a private investment company, since 2007. From 2003 to 2007, Ms. Williams was Chief Financial Officer for Shell Canada Limited, a subsidiary of Royal Dutch Shell. From 1984 to 2003, Ms. Williams held various positions with Shell Canada Limited, Shell Europe Oil Products, Shell Canada Oil Products and Shell International. Prior to 1984, Ms. Williams was a financial analyst for Nova Corporation and previously held various positions with the Bank of Canada. Ms. Williams currently serves as a director for Enbridge Inc., for which she is also a member of the Audit, Finance and Risk Committee and the Human Resource and Compensation Committee. In September 2009, she joined the Board of the Alberta Investment Management Corporation (“AIMCO”), an Alberta crown corporation which manages $69 billion in pensions, endowments and government funds. She is Chair of the AIMCO Audit Committee. She is also the Chair of the Board of Governors of Mount Royal University, and serves on the Advisory Board for the Dean of the Business School at Queen’s University. In 2008, she served as a member of the Federal Government Advisory Panel on Canada’s System of International Taxation. She is a graduate of the University of Western Ontario and Queen’s University.
Tim Hortons Inc. Board Committee Membership
Audit Committee

Number of Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 12, 2010	Enbridge Inc. (TSX; NYSE)
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
4,219	—	$131,422	None

Percentage of Achievement of Stock Ownership Guidelines ($270,000)			Relevant Skills, Experience, and Other Considerations
49% * Compliance required within five years of appointment (by March 2014)			Financial expertise; senior leadership; IT/technical; public company board; and, international expertise.

Craig S. Miller (age 59; residence: Heathrow, Florida, United States) has entered the race for United States Congress in his home State of Florida. As a result, the corporation and Mr. Miller have agreed that he will not stand for reelection to the corporation’s Board of Directors. Mr. Miller will serve out his current term, which will end at the corporation’s annual meeting of shareholders to be held on May 14, 2010. Mr. Miller has been a director since February 2007. Mr. Miller served as President and Chief Executive Officer of Ruth’s Chris Steak House Inc., an upscale restaurant chain, from March 2004 to April 2008, and Chairman of the Board of that company from July 2006 until April 2008. In October 2002, Mr. Miller founded, and until March 2004 served as, Chairman of Miller Partners Restaurant Solutions, a family-owned restaurant management corporation. From November 2001 to October 2002, Mr. Miller served as President and Chief Executive Officer of Furr’s Restaurant Group, a family restaurant chain. From October 1996 to October 2001, Mr. Miller served as President and Chief Executive Officer of Uno Restaurant Corporation, a restaurant chain and, prior to that time, he held various executive-level positions with Uno Restaurant Corporation. Mr. Miller served as Chairman of the National Restaurant Association from May 2005 to May 2006. Mr. Miller was a member of the board of directors of Ruth’s Hospitality Group, Inc. from 2004 to 2008. He is a member of the board of trustees of the University of Central Florida Foundation and holds a Bachelor of Business Administration in Accounting from the University of Central Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Although Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) no longer applies because we became a foreign private issuer under U.S. securities laws as a result of the reorganization, until that transaction closed on September 28, 2009, Section 16(a) required our directors, executive officers (as defined under the 1933 Act as noted above), and shareholders owning more than 10% of our outstanding shares (other than certain banks, investment funds and other institutions holding securities for the benefit of third parties or in customer fiduciary accounts), to file reports of ownership and changes of ownership with the SEC. We assisted our directors and executive officers in completing and filing these reports. We believe that our directors and executive officers made all required filings under Section 16(a) during our last completed fiscal year during the time that Section 16(a) was applicable. Since the reorganization, our officers and directors have been required to file reports of ownership and changes of ownership with the Canadian Securities Administrators.

Code of Ethics (Standards of Business Practices)

The Company has adopted a Code of Ethics, which we have designated as our Standards of Business Practices, that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Standards of Business Practices is available on the Company’s investor website at www.timhortons-invest.com.

Director-Nominees by Shareholders

Under the Canada Business Corporations Act (“CBCA”), shareholder proposals may be made by certain registered or beneficial holders of shares entitled to be voted at an annual meeting of shareholders. To be eligible to submit a proposal, other than a nomination for director, a shareholder must be the registered or beneficial holder of, or have the support of the registered or beneficial holders of (i) at least 1% of the total number of outstanding voting shares of the corporation; or (ii) voting shares whose fair market value is at least $2,000. Such registered or beneficial holder(s) must have held such shares for at least six months immediately prior to the day upon which the shareholder submits the proposal. In order for a proposal to include nominations of directors, it must be signed by one or more holders of shares representing not less than 5% of the shares (or shares of a class) entitled to vote at the meeting. The CBCA also requires that a proposal include the name and address of the person submitting the proposal, the names and addresses of the person’s supporters (if applicable), the number of shares of the corporation owned by such persons, and the date upon which such shares were acquired.

Under Section 3.5 of our By-Laws, only persons who are nominated in accordance with the following procedures shall be eligible for election as directors, except as may be otherwise provided by the terms of one or more series of preferred shares, none of which are currently outstanding. For shareholders proposing to make nominations of persons for election to the Board at any annual meeting of shareholders, or at any special meeting of shareholders called for the purpose of electing directors as set forth in the corporation’s notice of such special meeting, such nominations may only be made by a shareholder of the corporation entitled to vote at such meeting. In addition, the nomination proposal must be signed by one or more shareholders representing in the aggregate not less than 5% of the shares entitled to vote at such meeting, and the shareholder submitting the nomination proposal must comply with the notice and other procedures set forth in Section 3.5. The procedure provided for under Section 3.5 requires that a shareholder wishing to make a nomination must deliver notice thereof in proper written form to the Secretary of the corporation at the corporation’s principal executive offices (i) in the case of an annual meeting of shareholders, not later than the close of business on the 90th day, nor earlier than the opening of business on the 120th day, before the first anniversary of the corporation’s immediately preceding annual meeting of shareholders; provided, however, that for any annual meeting that is called for a date that is not within 30 days before or 60 days after such anniversary date, notice by the shareholder to be timely must be so received not earlier than the opening of business on the 120th day before the meeting and not later than the close of business on the 90th day before the meeting or, if the first public announcement of the date of such meeting is less than 100 days prior to the annual meeting, the close of business on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the corporation; and (ii) in the case of a special meeting of shareholders called for the purpose of electing directors, not later than the close of business on the 10th day following the day on which public announcement of the date of the special meeting is first made by the corporation. Any public announcement of an adjournment of an annual meeting or special meeting will not commence a new time period for the giving of a shareholder’s notice as described in Section 3.5. In the case of a management proxy circular for an annual meeting of shareholders that nominates fewer than the number of directors that are to be elected at the meeting, a shareholder’s notice required by Section 3.5 shall also be considered timely, but only regarding nominees for the additional directorships that are to be filled by election at such annual meeting, if it shall be received by the Secretary at the principal executive offices of the corporation not later than the close of business on the 10th day following the date on which such management proxy circular was first mailed to the shareholders by the corporation. Under the above procedures, shareholder proposals for the nomination of directors for the 2011 annual meeting must be received no later than December 30, 2010.

To be considered in proper written form under Section 3.5, a shareholder’s notice to the Secretary must set forth: (i) as to each person whom the shareholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the proposed nominee, (B) the principal occupation or employment of the proposed nominee, (C) the class or series and number of shares in the capital of the corporation, if any, held or owned by the proposed nominee and the date the shares were acquired, (D) any relationships, agreements or arrangements, including financial, compensation and indemnity-related relationships, agreements or arrangements, between the proposed nominee or any of its affiliates or any person or entity acting jointly or in concert with the proposed nominee and the nominating shareholder, and (E) any other information relating to the proposed nominee that would be required to be disclosed in a management proxy circular or other filings required to be made in connection with the solicitation of proxies for election of directors pursuant to the CBCA and applicable securities legislation; and (ii) as to the shareholder giving the notice (A) the name and record address of such shareholder, (B) the class or series and number of shares in the capital of the corporation held or owned by the shareholder and the date the shares were acquired, (C) any derivatives or other economic or voting interests in the corporation and any hedges implemented with respect to the shareholder’s interests in the corporation, and (D) in the case of a special meeting of shareholders called for the purpose of electing directors, whether such shareholder intends to deliver a proxy circular and form of proxy to any shareholders of the corporation in connection with such shareholder proposal. In addition, such notice must be accompanied by a completed and signed questionnaire, representation and agreement in form and substance described in our By-Laws and a written consent of each proposed nominee to being named as a nominee and to serve as a director, if elected.

Audit Committee

The Company’s Board of Directors has an Audit Committee. The current members of the Audit Committee are Mr. Michael J. Endres (Chair), Mses. Moya M. Greene and Catherine L. Williams and Messrs. David H. Lees, Craig S. Miller and Ronald W. Osborne. Each current Audit Committee member meets the independence requirements set forth in our Governance Guidelines, which incorporate the listing standards of the New York Stock Exchange and the requirements of Canadian securities laws and contain additional requirements. The Board of Directors has determined that all current Audit Committee members are financially literate and that Messrs. Endres and Osborne, and Ms. Williams, are “audit committee financial experts,” as such term is defined by applicable U.S. securities laws.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in our management proxy circular related to our annual meeting to our shareholders and have filed it through the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, our management proxy circular has been furnished to the SEC on Form 8-K. Accordingly, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers; however, we attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict with required Canadian disclosure.

Human Resource and Compensation Committee

The current members of the Human Resource and Compensation Committee (the “Compensation Committee”) are Mr. Sales (Chair), Ms. Atkins and Messrs. Iacobucci, and Lederer, each of whom is independent under our Independence Requirements. Additionally, each director satisfies the requirements of “non-employee directors” under Rule 16b-3 of the Securities Exchange Act and of “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended, as required by our Independence Requirements. The Compensation Committee met six times during 2009.

The Compensation Committee oversees and administers our executive compensation programs for our named executive officers and determines all elements of their compensation, other than for our Executive Chairman and Chief Executive Officer (CEO), for whom compensation amounts are determined by the Board upon recommendation from the Compensation Committee. The Executive Chairman provides input to the Compensation Committee and Board regarding the CEO’s compensation, and the CEO provides input to the Compensation Committee regarding the compensation for the remaining named executive officers, other than the Executive Chairman. The Compensation Committee is also responsible for the annual Compensation Committee Report to be included in our proxy circular and for making recommendations to the Board for the implementation of incentive compensation or bonus plans, equity-based plans, and other benefits, policies, and practices for our named executive officers.

In order to carry out the responsibilities set forth above, the Compensation Committee:

•	reviews and approves the Executive Chairman’s and the CEO’s financial and business goals and objectives, which are aligned with the Board’s expectations;

•	evaluates the Executive Chairman’s and the CEO’s performance in light of these goals and objectives;

•

establishes performance objectives, including the weight attributed to each measure, corresponding target performance levels, and payout curves under our annual cash incentive and long-term equity compensation plans;

•	makes award (i.e., type of award or vehicle) and grant determinations under equity compensation plans, subject to the Board’s approval of grant amounts for the Executive Chairman and the CEO; and,

•	monitors governance and best practice initiatives and trends in executive compensation.

The Compensation Committee also considers and reports at least annually to the Board on Board compensation matters and annually reviews the terms of and compliance with our stock ownership guidelines for directors and officers. In addition, the Compensation Committee is responsible for overseeing our annual management development and succession plans. In early 2010, the Committee’s charter was amended to make clear that the Compensation Committee is responsible for reviewing and approving, in advance, any change in control agreements extended to employees below the named executive officer level, and any severance arrangements extended to any executive officers.

The Compensation Committee may delegate its responsibilities to subcommittees if it determines such delegation would be in the best interest of our corporation. The Compensation Committee did not delegate any such duties in 2009. A more detailed narrative of the Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation is set forth below under “Compensation Discussion and Analysis.” The Compensation Discussion and Analysis also includes a description of the role that our senior management plays in determining executive compensation and a description of the services provided by the Compensation Committee’s independent compensation consultant, Hewitt Associates.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s Human Resource and Compensation Committee during 2009. That is, none of the current members of the Human Resource and Compensation Committee are or have been officers or employees of the Company or any of its subsidiaries; and, none of our executive officers served on the board of directors or compensation committee of another company or organization of which one of whose executive officers served on the Company’s Board of Directors or the Human Resource and Compensation Committee.

Human Resource and Compensation Committee Report

The Human Resource and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management of the Company and, based on such review and discussion, the Human Resource and Compensation Committee recommended to the Board of Directors that the information set forth under “Compensation Discussion and Analysis” below be included in the Company’s management proxy circular to be furnished by a Form 8-K on or about March 31, 2010 and included in our corporation’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed with the SEC on March 4, 2010, by this Form 10-K/A.

Respectfully submitted,

Human Resource and Compensation Committee

Wayne C. Sales, Chair

M. Shan Atkins

The Hon. Frank Iacobucci

John A. Lederer

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes and explains the compensation programs for our named executive officers who include: the Executive Chairman; the President and Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”); and, the three next most highly compensated members of our executive management team. In this CD&A, we sometimes refer to “non-CEO named executive officers.” This group includes our named executive officers other than the Executive Chairman and CEO. Our named executive officers as a group have a combined total of 100 years of service with our corporation and have held different positions and been promoted to increasing levels of responsibility over their respective tenures with us.

Executive Summary

Compensation for our named executive officers for 2009 was impacted by the following events:

•

the general depressed state of economic conditions in North America, which led to the decision by the Human Resource and Compensation Committee (the “Committee” or “Compensation Committee”) in early 2009 that base salaries, and overall target compensation, would not increase;

•

despite the very difficult economic and competitive environment, the corporation achieved its operating income, or earnings before interest and taxes (EBIT) and net income performance objectives for 2009, as adjusted to eliminate the impact of the professional fees and costs and tax provision implications of the public company reorganization. This resulted in our performance-based compensation, short-term (annual cash) incentive and long-term incentive (performance-conditioned restricted stock units (“P+RSUs”)), for our named executive officers paying out at 100% of target;

•

in addition to strong financial performance, the named executive officers achieved significant qualitative goals and objectives established by the CEO for 2009, which included, among other things: the reorganization of the parent holding company as a Canadian public company, which is expected to result in significant long-term operational and financial benefits; the development of four-year strategic plans for Canada, the U.S., and our supply chain; the construction and commissioning of our new coffee roasting and blending plant in Hamilton Ontario; and, a major enterprise resource planning system implementation. As a result of these achievements, in February 2010, the Committee approved a special award of restricted stock units, valued at $100,000, to each of the non-CEO named executive officers;

•

the reduction, generally, in retirement benefits to the named executive officers (other than the CFO) resulting from the 2008 review and the replacement of the corporation’s prior supplemental retirement benefit program (or SERP) with a new supplemental executive retirement savings program (the “Savings Plan”);

•	in respect of our Executive Chairman and our CEO, the continued transition of both roles, which, as expected, resulted in a further reduction in Mr. House’s compensation; and,

•	the CEO’s request, and the Committee’s determination in February 2009, that the CEO’s level of target compensation for 2009 would remain flat to prior year; see below for actual payout information.

Compensation Philosophy

The Committee has adopted a compensation philosophy that reflects the Tim Hortons culture and the most significant goals for our executive compensation programs. Our philosophy is reviewed annually by the Committee to confirm that it remains appropriate for future compensation determinations. In February of each year, the Committee also reviews the degree to which the previous year’s compensation programs have achieved the objectives outlined in the philosophy. Although we have amended and updated our philosophy to reflect changes in approach and with respect to certain compensation determinations, the two fundamental objectives of our compensation philosophy have not changed since the philosophy’s adoption in 2007.

The fundamental objectives of our philosophy are as follows:

•

aligning the interests of our shareholders and named executive officers with a program that ties a substantial majority of total executive compensation to business performance (pay-for-performance); and,

•	attracting and retaining high-performing executive officers while maintaining a team-based compensation approach for the non-CEO named executive officers.

Extent to Which Our Compensation Programs Satisfied the Objectives of Our Philosophy

Notwithstanding the difficult business conditions in 2009, our key financial performance objectives, operating income, or EBIT, and net income, both of which were adjusted to remove the impact of the public company reorganization, were achieved at target. As a result, payouts of short-term incentive awards and P+RSUs were or will be made at 100% of target. The non-CEO named executive officers also received a special performance award of restricted stock units in recognition of the corporation’s strong 2009 financial performance, under difficult economic conditions, as well as the achievement of significant qualitative goals and objectives during 2009. This is an increase over compensation delivered in 2008 when the corporation fell short of targeted financial performance and made payouts at 80% for the short-term incentive program and no P+RSU awards were made. Because a substantial portion (over 70%) of a named executive officer’s compensation is delivered “at risk,” the Committee’s commitment to aligning the executive team with the interests of our shareholders through our pay-for-performance philosophy has been achieved.

There has been a high degree of stability within the Tim Hortons’ executive management team. During 2009, the only executive officer to leave the corporation did so in connection with a planned retirement. In addition, during 2009, we recruited two new members of the executive management team, one of whom was a replacement for the retiring executive. As a result of the limited changes to the executive team over an extended period of time, and successful recruitment efforts, the Committee has concluded that the compensation policies and related determinations are an effective component of our talent retention and recruitment efforts.

General Compensation Principles and Guidelines

To further the objectives of our philosophy, the Committee uses the following principles as a guide for making executive compensation determinations:

•

we expect that the trend of historically strong performance (when considered in light of general market conditions and other prevailing facts and circumstances), will continue, and, therefore, we use the 70th to 75th percentile of total compensation for our selected comparator group, described below, as a general guideline by which total compensation of our named executive officers will be established, though actual compensation may be higher or lower than this level depending upon the corporation’s performance and other factors;

•	approximately 70% of the total compensation for our named executive officers, with a higher proportion for the CEO, will be “at risk” in the form of performance-based compensation;

•	base salaries will generally approximate the 25th percentile of our selected comparator group, consistent with our pay-for-performance philosophy;

•	short-term cash incentive awards will remain a significant element of executive compensation and will continue to be subject to the achievement of established performance objectives;

•

long-term equity incentive compensation will constitute a significant component of executive compensation, with the CEO’s compensation more heavily weighted to long-term equity incentive compensation than the compensation for the other named executive officers, and the type of long-term equity awards will reflect our pay-for-performance philosophy;

•	our non-CEO named executive officers receive substantially the same base salary and incentive-based compensation under our “team-based” approach for these executives; and,

•

the Committee monitors market and executive compensation trends and, when appropriate, reviews comparative executive compensation and benefit levels. As noted above, the Committee also reviews the extent to which the compensation programs have achieved the objectives of the compensation philosophy on an annual basis, which could result in changes to executive compensation in subsequent years, if appropriate.

Some of the principles and guidelines described above, such as benchmarking and targeting certain percentiles for base and total compensation, were not applied to CEO and Executive Chairman compensation in 2009, as explained below.

Committee’s Process for Arriving at Compensation Determinations

Executive Officer and Senior Management Involvement

While the Compensation Committee is primarily responsible for determining and, where appropriate, making recommendations to the Board with respect to executive compensation, our CEO participates in the compensation process, particularly with respect to the officers who report directly to him. Based on the collective performance of the non-CEO named executive officers with respect to annual financial and business goals and objectives (see below), the CEO provides input to the Committee on all elements of total compensation for these officers. This input includes commentary on information and analysis provided by the Committee’s independent consultant, as well as on the proposals, data, and analysis of senior management (most notably, our Senior Vice President, Human Resources) on compensation program design, vehicles, awards, costs, participation criteria, plans, programs, past practices, and various other compensation matters, that are before the Committee. The CEO’s views in this regard are considered critical due to his direct and day-to-day involvement with the non-CEO named executive officers, as a result of which, he is in the best position to effectively and fairly assess the executive team’s collective performance and achievement of the business goals and objectives. Also, as part of the annual succession planning process, our CEO provides an in-depth evaluation of the individual performance of each of the officers who report directly to him, including the extent to which such officers may be short- or long-term successors to the CEO role and whether successors are available for such direct-report roles.

Our Executive Chairman provides input to the Compensation Committee regarding the performance and compensation of our CEO. In addition, he provides insight and input to the Committee regarding all other significant compensation determinations that affect the named executive officers and the corporation at large. Mr. House also shares his views regarding succession planning for the CEO role (and CEO direct-report roles) with the Committee.

Independent Compensation Consultant Data, Information, and Views

The Committee has the discretion to retain, at the corporation’s expense, independent counsel or other consultants or advisors necessary to assist the Committee. Commencing in late 2006, the Committee has engaged Hewitt Associates (“Hewitt”) as its independent compensation consultant. Hewitt has historically been engaged to provide data, analysis, and general information and advice to the Committee in connection with all significant executive compensation decisions made by the Committee. As the Committee’s advisor, the compensation consultant generally provides one or more of the following, depending upon the matter under consideration: data and analysis required by the Committee; independent evaluation of proposals, data, and analysis prepared by our senior management; and, commentary on executive compensation principles, trends, and best practices. Hewitt receives instructions from and consults on a regular basis with the Committee Chair and senior members of our Human Resources Department. Although the Compensation Committee seeks and considers the information and advice provided by Hewitt, all decisions made by the Committee are ultimately the responsibility of the Committee.

None of our directors or named executive officers has any affiliation or relationship with Hewitt. During 2009, Hewitt did not provide any services to us, except for services provided directly to the Committee or services reviewed and approved by the Committee. Also, Hewitt did not receive any compensation from us, except for compensation in connection with services approved by the Committee. Hewitt was paid $79,045 in fees for all these services during 2009. The Committee reviews fees paid to the consultant at least annually, in comparison to fees for prior years. Given the foregoing, the Committee considers Hewitt to be fully independent of management of the corporation.

Benchmarking and Comparator Group Considerations

In prior years, our Committee has used benchmarking, or comparison of our compensation programs to those of other similarly situated peer companies, as an important consideration in setting total (and the respective elements of) compensation for our executive officers at competitive levels. The first such use of benchmarking as a tool for this purpose was in setting 2008 compensation for our named executive officers, based on the results of the comprehensive compensation study undertaken during 2007. This study involved a comparative assessment of compensation for our executive officers against certain peer companies as well as a review of all program design features and vehicles. This review resulted in several changes to executive compensation for 2008.

Also in 2008, the comparative data from the benchmarking portion of the study was utilized in connection with certain adjustments to compensation for our named executive officers resulting from the management restructure. In undertaking comparative analysis utilizing the benchmarking data in years subsequent to the date of the initial study, the benchmarking data in the study has been and may be “aged,” or updated, to reflect recent market adjustments or changes in roles of the executives from those originally contemplated when the study was conducted. Both of the foregoing adjustments to the study data were applied in 2008 in connection with the review of executive compensation as a result of the management restructure.

Due in large part to the general state of the North American economy at the time, the Committee determined in February 2009 that changes would not be made in executive compensation for 2009. As such, we did not utilize the comparator group data for setting 2009 target compensation levels, but such data was instrumental in setting prior year levels, as described above, which did not change in 2009. In 2010, benchmarking data was used in connection with the CEO’s, and to a limited extent the Executive Chairman’s, compensation determinations. See below under “2010 Compensation Determinations.”

In addition to the foregoing, we have used the benchmarking data in connection with establishing our compensation guidelines, described above. Also, the Committee uses the benchmarking data from time-to-time when making certain other discrete compensation determinations, such as the evaluation of the proper option valuation methodology for equity awards and the consideration of performance awards, to determine the impact of compensation determinations on total executive compensation, as compared to the corporation’s comparator companies.

The Committee has determined to undertake the next comprehensive compensation study during 2010, with any determinations for our named executive officers arising from such study to occur for 2011 compensation. The 2010 study will involve, among other things, consideration of one or more appropriate comparator groups, which may include Canadian companies, U.S. companies, or some combination thereof.

Listed below is the Canadian comparator group used for the 2007 comprehensive compensation study.

Canadian Comparator Group*

Abitibi Consolidated Inc.

Best Buy/Future Shop

Boston Pizza International

Canadian National Railway Company

Canadian Tire Corporation

Canfor Corporation

Finning International Inc.

Home Depot Canada Inc.

HSBC Bank

Hudson’s Bay Company

Imperial Tobacco Canada Ltd.

Indigo Books & Music Inc.

Loblaw Companies Limited

MacDonald, Dettweiler & Associates

Maple Leaf Foods Inc.

McDonalds Restaurants of Canada Limited

MDS Inc.

Metro Inc.

Patheon Inc.

Priszm Brands Income Fund

Quebecor Inc.

Reitmans (Canada) Limited

Rogers Communications Corp.

Rogers Wireless Inc.

Sears Canada Inc.

Shoppers Drug Mart Corp.

Sobeys Inc.

Staples/Business Depot Canada

Starbucks Coffee Canada

TELUS Corporation

The Brick Group Income Fund

Transcontinental Inc.

West Fraser Timber Co. Ltd.

*	A separate U.S. peer group was included in the 2007 compensation study only for the limited purpose of gaining insight into compensation differentials between our corporation and U.S. companies at the senior executive level, particularly for our CEO and CFO.

Tally Sheets

Prior to making final compensation determinations for our named executive officers, the Committee reviews tally sheets prepared by our Human Resources Department for each named executive officer. The tally sheets contain information on all aspects of proposed short- and long-term incentive compensation by setting forth each element of compensation for the upcoming year (estimated) as well as for the previous five years, including contributions under supplemental retirement programs, perquisites, and change in control benefits, so that substantially all of the elements of total compensation can be considered when respective elements of (and total) annual compensation is finally determined. Doing so enables the Committee to frame all aspects of compensation planning within the context of our compensation philosophy and related guidelines.

For determinations commencing in 2009, the tally sheets were further expanded to include the value of all retirement benefits and the value of all equity awards previously granted to the named executive officers by the corporation, as determined as of the end of the most recently completed fiscal year. All compensation elements for 2009 target compensation were determined in February 2009, except for supplemental retirement benefits, which were approved in November 2008, and except for the selection of the appropriate option/SAR valuation methodology, which was determined in March 2009. The Committee also utilized the tally sheets in February 2009 in connection with its review of the change in control agreements in place for named executive officers. In addition, the Committee used tally sheets in February 2010 in connection with its evaluation and determination of the special performance award of restricted stock units (“RSUs”) for the non-CEO named executive officers, which were based on 2009 performance. Tally sheets were used by the Committee in a similar manner to prior years for annual 2010 named executive officer compensation determinations.

Additional Tools and Factors Considered

The Committee also considers additional factors and tools when making compensation decisions, as described below.

Performance

After the end of each fiscal year, before making final compensation determinations for the subsequent year, the Committee undertakes a review of our performance compared to the internal financial targets under the short- and long-term incentive programs, as well as compared to the other business goals and objectives established for the prior year. See below under “Business Goals and Objectives.” From this review, the Committee concluded that our performance had remained strong in 2008, supporting the 2009 compensation determinations described elsewhere in this CD&A. The Committee undertook a similar review in February 2010 relative to 2009 performance prior to making 2010 compensation determinations for the named executive officers.

In addition, in February 2010, the Committee reviewed our performance on a set of standard financial performance measures, such as revenues, same-store sales, operating income, and others, as compared to external quick service restaurant information. As a result of this review, the Committee believed that our 2009 performance, based on these external comparisons, was also quite strong. This data was used by the Committee in its consideration of the special 2009 performance award of RSUs for the non-CEO named executive officers and in connection with the setting of 2010 compensation for all of our named executive officers.

Business Goals and Objectives

At the beginning of each year, the CEO presents performance goals and objectives to the Board for the coming year. These goals and objectives include the internal financial metrics that apply for compensation purposes under the short- and long-term incentive programs, as well as other quantitative and qualitative objectives such as (for 2009): reduced capital expenditures in connection with restaurant development, improved profitability for the U.S. business, enterprise resource planning system implementation, development of strategic plans, and others.

As stated elsewhere herein, the entire executive management team, including Messrs. House and Schroeder, are collectively responsible for the achievement of the annual business goals and objectives (sometimes referred to as the “CEO’s goals and objectives”) and, before compensation determinations are made for the following year, the Compensation Committee evaluates the performance of the named executive officers as a group against the prior-year objectives. After completing this review in February 2010, the Committee determined that the performance of executives with respect to the CEO’s goals and objectives for 2009 was exemplary, especially given that strong financial performance was delivered under challenging economic circumstances. This strong financial and qualitative performance resulted in the Committee’s determination that a special performance award of RSUs was appropriate for the non-CEO named executive officers.

As mentioned above, during 2009, the executive team presented to the Board, and the Board endorsed, four-year strategic plans for Canada, the U.S., and our supply chain. The CEO presented his 2010 business goals and objectives to the Board in February 2010, and these included quantitative objectives based on strategic plan metrics (and the internal financial performance measures under the short- and long-term incentive programs which incorporate those metrics), as well as non-financial or qualitative objectives that are also aligned with our strategic plans for each of Canada, the U.S., and our supply chain. These include, among others: in Canada, developing a hospitality program and focusing promotions and marketing efforts on targeted dayparts; in the U.S., testing the cafe and bake shop concept in selected markets; and, for supply chain, improving warehouse and distribution efficiencies. Various other corporate-wide initiatives were included among the CEO’s goals and objectives as well, such as the development of an international growth strategy and phase one of a sustainability and responsibility strategy, and various franchisee and employee initiatives.

Team Approach to Named Executive Officer Compensation

A fundamental feature of the compensation design for our non-CEO named executive officers is that each will receive substantially the same level of each element of total compensation, except for project-based awards and, historically, retirement benefits. This approach is based on our belief that, regardless of the functional area of expertise of our non-CEO named executive officers, the role of each of these executives is equally critical to our strategic management and decision-making. Accordingly, while the non-CEO named executive officers have independent responsibilities for different areas, they share accountability for our success as a team. Consistent with this approach, our non-CEO named executive officers are compensated as a team for the achievement of performance objectives established by the Committee and the other business goals and objectives established annually by our CEO, rather than for achievement of goals specific to their respective areas of responsibility.

Internal Equity

The Committee believes that internal equity analysis is an important tool in assessing whether compensation delivered to the named executive officers is appropriate. Before setting compensation for the named executive officers, the Committee reviews an internal equity analysis illustrating the differential in targeted compensation between the CEO and the non-CEO named executive officers as a group for each of base salary, short-term incentive targets, and long-term incentive compensation targets, to confirm that the differential is appropriate. This differential for 2009 total target compensation was approximately 1.8 times.

The Committee believed that this level of compensation differential was appropriate for our corporation given the CEO’s enhanced responsibility and accountability for our performance and the larger percentage of risk-based compensation included in the CEO’s compensation package compared to the non-CEO named executive officers. The Committee also reviewed an internal equity analysis of CEO compensation against the next highest paid officers at certain of our quick service restaurant competitors and concluded that our differential was generally in line with those of the companies reviewed. Internal equity is also a factor considered by the Committee when evaluating and determining compensation for our Executive Chairman.

In February 2010, the Committee reviewed the internal equity differential between the CEO and the non-CEO named executive officers when evaluating the increase to the CEO’s target total compensation for 2010. With the increases included, the CEO’s internal equity differential increased to 2.3 times that of the non-CEO named executive officers. The Committee believed this differential was appropriate because it continued to be consistent with external multiples and our general compensation principles and guidelines, including with respect to maintaining a larger percentage of risk-based compensation for our CEO. See “2010 Compensation Determinations–CEO.”

2009 Compensation Program Components

Base salary, annual cash incentives, and long-term equity-based incentives are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives.

The material elements and purpose of our named executive officer compensation program are:

	Short-Term Incentives	Long-Term Incentives
Base Salary	Annual Cash Incentive	Performance- Conditioned Restricted Stock Units (P+RSUs)	Stock Options/SARs	Retirement Benefits
Provide a stable source of annual income for our executives	Provide executives with incentive payments for achieving annual performance objectives	Reward participants for performance in relation to achievement of annual performance objectives and provide incentive to create value for the corporation over the long-term	Reward our executives for increases in our stock price over long periods of time (shareholder value)	Provide a competitive level of retirement savings and reward our executives for continued service

The table below indicates the relative mix of the targeted executive compensation components for 2009 and our objective of delivering pay-for-performance compensation by maintaining a substantial portion of executive pay at risk, with base pay representing a fairly low percentage of overall compensation.

Executive Level	Base Salary	Annual Cash Incentive	P+RSUs	Stock Options/SARs	Total Portion of Pay at Risk
Executive Chairman	32.5%	32.5%	17.5%	17.5%	67.5%
CEO	27%	31%	21%	21%	73%
Non-CEO Named Executive Officers	29%	39%	16%	16%	71%

2009 Compensation Determinations Generally Made in February 2009

Executive Chairman

Although the compensation for Mr. House’s position generally follows our pay-for-performance philosophy, in setting Mr. House’s compensation for 2009, similar to 2008, our Committee did not apply all of the elements of our philosophy or the general principles that guide the Committee’s compensation determinations for the other named executive officers. For example, given the uniqueness of Mr. House’s position and qualifications, including his extensive knowledge of our business and industry, having served in the CEO position for 13 years and having been with the corporation in executive-level positions for a total of 23 years prior to being appointed as our Executive Chairman, the Committee determined that benchmarking (a tool utilized for determining compensation for other named executive officers), was unsuitable for use in setting Mr. House’s compensation. The uniqueness of the individual and the role would make market comparisons more difficult and, therefore, less accurate. As such, as further described below, other factors for determining the appropriate level of compensation for our Executive Chairman in 2009 were utilized, including: achievement of previously established financial and non-financial goals; the new goals and objectives for Mr. House for 2009 and, therefore, the level of responsibility and accountability of the role; internal equity; and, the significant level of expertise and experience that our Executive Chairman possesses, which is directly relevant and highly valuable to our corporation.

Before determining the Executive Chairman’s compensation for 2009, Mr. House’s performance over the prior year against the 2008 EBIT and net income performance objectives and the 2008 business goals and objectives was evaluated. Further, the Board considered the 2009 financial and other business objectives presented to the Board by Mr. Schroeder in February 2009. As in 2008, Mr. House was expected to continue to be responsible for the performance of our annual goals and objectives; however, a reduction in the level of services to be provided by Mr. House in 2009 was also anticipated as it was planned that greater accountability for the financial and other business goals and objectives would transition to Mr. Schroeder. Accordingly, the Committee believed it was appropriate to reduce Mr. House’s 2009 compensation. In addition to the reduction in level of services required, the Committee considered internal equity in connection with establishing the Executive Chairman’s 2009 compensation by reviewing the positioning of such compensation relative to the CEO and the other non-CEO named executive officers. Given all of these factors, the Committee concluded that targeted total compensation for the Executive Chairman in 2009 should be set at $1,547,645.

With respect to the various elements of 2009 compensation, Mr. House’s base salary declined to $500,000 (from $600,000). His targeted payout under our short-term (annual cash) incentive program, or the Executive Annual Performance Plan (which is described in greater detail below), was reduced to $500,000 (from $650,000), and his total long-term equity incentive opportunity at target was reduced to $547,645 (from $806,000), with 50% to be awarded in options/SARs in 2009 and 50% available in P+RSUs in May of 2010 (depending on 2009 performance). The actual long-term incentive awards were further reduced in February 2010 as described below under “Long Term Incentives—the 2006 Stock Incentive Plan—P+RSUs.” It was also determined that Mr. House would not participate in the new Personal Supplemental Executive Retirement Savings Plan (“Savings Plan”) for 2009 (the contribution under the former supplemental executive retirement plan for 2008 for the Executive Chairman was $319,956), but he continued to participate in the registered pension plan. Under this new arrangement, our Executive Chairman had 67.5% of his targeted total compensation for 2009 “at risk.”

Chief Executive Officer and Non-CEO Named Executive Officers

CEO. Given that 2008 was a transitional year for our CEO, the Committee undertook a review of Mr. Schroeder’s compensation during 2008, with a view to making changes to 2009 compensation to more appropriately reflect certain of the guidelines and principles that comprise our overall compensation philosophy (e.g., setting base pay at the 25th percentile and total compensation at (or above) the 70th to 75th percentile of the Canadian comparator group). Despite the results of this review, which suggested that our CEO’s pay should increase, in late 2008, Mr. Schroeder recommended that his compensation (and the compensation for the non-CEO named executive officers) remain unchanged in 2009 given prevailing macro-economic and general business conditions. The Committee accepted Mr. Schroeder’s recommendations. Because the CEO’s 2009 target compensation was the same as his 2008 target compensation as CEO, his 2009 target compensation was lower than the Committee’s base pay and total compensation percentile guidelines noted above. Accordingly, Mr. Schroeder’s 2009 compensation continued to strongly exhibit our pay-for-performance philosophy, with a substantial majority of his pay (73%) “at risk.”

For 2009, Mr. Schroeder’s targeted compensation consisted of: base pay of $625,000; a short-term incentive (EAPP) target award of $700,000; and, a total long-term equity-incentive target of $967,000. The actual long-term incentive payout increased as a result of the increase in Mr. Schroeder’s 2010 compensation, consistent with the Committee’s established administrative practice. See below under “Long Term Incentives – the 2006 Stock Incentive Plan—P+RSUs.” Mr. Schroeder’s entitlement to employer contributions under the Savings Plan decreased to $201,911 in 2009 from $213,742 under the former plan in 2008, in accordance with the lower contribution rate established under the new Savings Plan, as compared to the CEO’s entitlement under the former SERP.

Non-CEO Named Executive Officers. With respect to the non-CEO named executive officers, as noted above, the Committee determined that their total target compensation would also remain the same for 2009. Continuing to target compensation for 2009 above the 75th percentile of the Canadian comparator group for our non-CEO named executive officers was supported by our historical strong performance and growth over several years. In addition, despite lower targeted growth for 2009, the Committee believed that EBIT growth of over 6% for 2009 in the current economic environment (after eliminating the impact of the restaurant closure costs and related asset impairment charge incurred in 2008 in connection with two southern New England markets), was solid and would require strong performance from all of our executives, including our CEO and Executive Chairman. Additionally, maintaining these compensation levels for 2009 for the non-CEO named executive officer was determined to be appropriate given that the substantial majority of target total compensation of the non-CEO named executive officers, over 70%, remained “at risk” in 2009.

Based on our team approach in setting compensation for our non-CEO named executive officers, 2009 targeted compensation consisted of: base pay of $372,500; a short-term incentive (EAPP) target of $500,000; and a total long-term equity incentive opportunity at target of $413,082. Entitlements to employer contributions under the Savings Plan decreased to $125,914 from $167,329 in 2008 for the non-CEO named executive officers, with the exception of Ms. Devine whose contribution increased to $62,968 from $47,483, in accordance with the changes to the contribution rates established under the new Savings Plan. See “Retirement Benefits—Personal Supplemental Executive Retirement Savings Plan” below for further details.

Elements of Our Executive Compensation Program

Base Salaries

Our executive compensation program provides, as a guideline, that base salaries will be set at approximately the 25th percentile of the Canadian comparator group for our CEO. Reflective of our team approach to compensation for the non-CEO named executive officers, we seek to maintain base salaries for each of the non-CEO named executive officers at approximately the 25th percentile of base salaries of the average comparable executive officer positions (as a group) of companies in the Canadian comparator group. This level of base salary is consistent with our philosophy of weighting compensation heavily towards performance-based awards, such that the level of our total compensation is largely based on the corporation’s performance. Generally, our named executive officers have historically received increases in base pay consistent with merit increases provided to other employees. The management restructure that occurred in May 2008 also resulted in increases in base pay, reflective of increased accountabilities assumed by the non-CEO named executive officers under the new management restructure. However, in light of economic and business conditions, the Committee determined that base salaries of the named executive officers would not change for 2009, based on the recommendation of Mr. Schroeder. This applied for all named executive officers other than the Executive Chairman, whose base salary declined as a result of the continued transition, as described above.

Short-Term (or Annual Cash) Incentives—the Executive Annual Performance Plan

Our short-term (annual) incentive compensation program for named executive officers is known as the Executive Annual Performance Plan (or EAPP). EAPP awards are “at risk” because the corporation must achieve certain performance objectives established by the Committee in order for named executive officers to receive any payments under the EAPP. We believe that the annual cash incentive award should constitute a substantial portion of executive compensation because our business tends to work on shorter performance cycles, thus making annual incentive awards effective at matching compensation to our performance. Additionally, the relatively low level of our executive base salaries requires strong short-term cash incentive compensation to retain, motivate, and attract talented executives.

EAPP Performance Objectives and Payout Curves. In 2008 and 2009, the Committee determined that two performance objectives were appropriate under the EAPP; namely, operating income, or earnings before income taxes (EBIT), as to 75% of the award, and net income, as to 25% of the award. The Committee believes that EBIT best reflects the financial health and performance of our business and is a key performance measure used by other quick service restaurant companies (allowing for comparability of performance). The Committee also concluded that net income is an appropriate measure as it reflects overall earnings performance, and requires management to be responsible for, and manage every line item on our Income Statement (or Consolidated Statement of Operations). Additionally, in making its decision regarding the appropriate performance objectives, the Committee also considered the following factors relative to EBIT and net income:

•	each named executive officer believes that he or she can meaningfully contribute to the achievement of these performance objectives;

•	they are consistent with the objectives used in prior years, which allows for more accurate measurement and comparison of, and reward for, the desired performance from year-to-year;

•	EBIT is used in our incentive plans for other employees, and thus, the interests of our entire organization are aligned to achieve the same goals; and,

•	they are easily understood and not overly complex.

Each year, the Committee establishes a payout curve with “target,” “threshold,” and “maximum” amounts for the EBIT and net income performance objectives and incremental amounts between the “threshold” and “maximum” levels. The “target” objectives correspond with our internally budgeted targets for these financial measures, as further described below. The payout curve also sets forth the compensation payouts available to our named executive officers at each respective level of performance along the curve. No payouts are available if performance is below the minimum or threshold level, and no payout is made above the maximum level. The same EBIT payout curve applies to both the short-term incentive program and the P+RSU program (see below).

In February 2009, the Committee determined that the payout curves should be modified to reflect a maximum EAPP payout (or award) of 150% of target if actual EBIT/net income performance was 10% or greater than the targeted EBIT/net income performance objective(s). Previously, the maximum payout required actual performance of 15% or greater than the targeted EBIT/net income performance objective(s). In addition, the threshold performance objectives were also adjusted such that a minimum payout of 50% of target was possible if the lesser of the following is achieved: (i) actual prior-year EBIT/net income performance, as may be adjusted (see below), and (ii) 90% of the current-year targeted EBIT/net income performance objective(s). Previously, the threshold was set at actual prior-year EBIT/net income, which may have been adjusted, at the Committee’s discretion.

With respect to its determination to modify the EAPP payout curves, the Committee believed that the maximum payout was very difficult to achieve at 15% above target and that downside and upside payout potential should be weighted equally at 10% below and 10% above target. Alignment of the upside and downside at 10% above and below targeted EBIT/net income would retain a high degree of difficulty to reach the “maximum” payout, while also equalizing the opportunity and risk.

The curves were further modified, as described above, to allow for payouts to commence at a level that may be below 90% of targeted performance, provided that performance exceeded prior-year, actual results. This was done to recognize that strong performance should be rewarded during difficult years, such that if prevailing macro-economic and business conditions affected targeted performance objectives disproportionately, but the corporation nonetheless achieved or exceeded prior-year actual results, then payouts should be made. The Committee also believed that if targets were set lower in slower-growth years as a result of prevailing circumstances, such that 90% of the target was below prior year’s actual results (as may have been adjusted), achievement of 90% (and above) of target should be rewarded. The Committee determined that actual EBIT would be adjusted upward for purposes of determining the minimum performance objective under the new payout curves by the level of any approved adjustments to actual EBIT for the prior year that benefited the named executive officers for purposes of determining the prior-year EAPP payouts.

In February 2009, the Committee approved the EBIT and net income financial performance objectives for 2009 under the EAPP, as set forth on the table below. Threshold amounts were set at prior year’s (2008) actual EBIT performance, as adjusted in accordance with the parameters established by the Committee in early 2009 (i.e., threshold EBIT was adjusted upward by the amount of adjustments that benefited executives in the prior year, making threshold EBIT harder to achieve), which was only marginally below the threshold amount that would have applied using the 90% of target of approach; “target” was set at our internal budget for 2009; and, maximum was set at 10% above our internal targeted performance. Our EBIT performance for 2009 at target was above 6% growth from actual 2008 EBIT, excluding the impact of the restaurant closure and related asset impairment charges. This level of target EBIT performance matched the corporation’s consolidated operating budget for 2009, thereby aligning compensation objectives with the Board’s financial performance expectations. The net income performance objective at target aligned with the corporation’s internal budget target; threshold was established at 90% of target; and, maximum was set at 110% of target.

2009 Actual Performance and Resulting EAPP Payouts. The following table sets forth the payout amounts that were available to be earned under the EAPP by the named executive officers in 2009, assuming achievement of the threshold, target, and maximum levels of performance of both the EBIT and net income performance objectives along the payout curves:

Named Executive Officer	Below Threshold	Threshold	Target	Maximum
Executive Chairman	$0	$250,000	$500,000	$750,000
CEO	$0	$350,000	$700,000	$1,050,000
Non-CEO Named Executive Officers	$0	$250,000	$500,000	$750,000

The Compensation Committee may, at any time before the EAPP awards are paid, adjust the corporation’s actual results to reflect the effect of specified events, such as stock splits or dividends, special charges, accounting or tax law changes, and other extraordinary or nonrecurring events before comparison to the established performance objectives. In February 2009, the Committee determined that actual EBIT and net income results would be adjusted upward by the amount of unbudgeted costs (professional advisory and other fees and costs) and tax provision implications of the public company reorganization for 2009. The Committee determined that the adjustment was appropriate in light of the fact that the long-term benefits to the corporation of the reorganization were expected to considerably outweigh the short-term costs of the reorganization in the year of implementation. See “Reconciliation of Adjusted Operating Income and Net Income, Non-GAAP Financial Measures” on Appendix A at the end of this CD&A disclosure.

The Compensation Committee also determined in May 2009 that it was appropriate to adjust the actual EBIT results for 2009 by the impact, either positive or negative, associated with the adoption of ASC 810 (formerly SFAS 160), which was not reflected in the 2009 performance targets previously established. This resulted in a downward adjustment to actual EBIT as the accounting rule change favourably impacted 2009 actual reported EBIT results. Both of these adjustments were also applied to EBIT results under the P+RSU program, as discussed below.

The following table sets forth the threshold, target, and maximum performance objectives for the EAPP in 2009, and our 2009 actual EBIT and net income results, as adjusted:

	Threshold	Target	Maximum	Actual Results (as adjusted)(1)	Actual Payout
EBIT (weighted 75%)	$448.9 million	$499.0 million	$548.9 million	$501.0 million (100% of performance target)	100% of payout target

Net Income (weighted 25%)	$288.4 million	$320.4 million	$352.4 million	$323.1 million (100% of performance target)	100% of payout target
(1)	As adjusted, as described above. Refer to “Reconciliation of Adjusted Operating Income and Net Income, Non-GAAP Financial Measures,” on Appendix A to this CD&A for a reconciliation of the application of these adjustments to 2009 actual reported EBIT and net income.

Based on the results achieved for 2009, the following amounts were paid to the named executive officers under the EAPP for 2009: $500,000 for the Executive Chairman; $700,000 for the CEO; and, $500,000 for each non-CEO named executive officer.

Achievement of EBIT Performance Objective in Prior Years. For the five years prior to and including 2009, we generally met the target amounts for EBIT performance, as may have been adjusted in accordance with the terms of the EAPP, but we did not achieve the maximum objectives. Between 2005 and 2009, inclusive, our EBIT performance ranged from 95.9% to 103.9% of target.

Long-Term Incentives—the 2006 Stock Incentive Plan

Consistent with our compensation philosophy, we intend that long-term, equity-based incentive compensation granted under our 2006 Stock Incentive Plan, as amended (the “2006 Plan”) constitute the largest part of the CEO’s total compensation and a significant portion of the total compensation for our other named executive officers. Our long-term equity-incentive awards are generally intended to accomplish the following main objectives:

•	correlate our financial and share price performance with the level of compensation realized by the named executive officers;

•	foster the long-term retention of the named executive officers;

•	assist in building share ownership of the named executive officers to increase alignment with long-term shareholder interests;

•	focus on the execution of longer-term strategic plans which are embedded as part of our goals and objectives;

•	attract and motivate key employees;

•	reward participants for performance in relation to the creation of shareholder value; and,

•	deliver competitive levels of compensation consistent with our compensation philosophy.

In February 2008, the Committee replaced its prior long-term equity-incentive program for the named executive officers, which consisted of 100% time-vested restricted stock units, or RSUs, with performance-conditioned restricted stock units, or P+RSUs, and stock options with tandem stock appreciation rights, or SARs. The P+RSUs and tandem options/SARs each represent 50% of the total value of the long-term equity incentive awards. These changes strengthened the link between pay and performance and, therefore, better align our executives’ interests with those of our shareholders. The Committee believes that the use of these vehicles is also consistent with current market trends and best practices in executive compensation and better support our executive retention objective by providing both medium-range (P+RSUs) and long-term (options/SARs) incentives.

Our P+RSUs and stock options with tandem SAR grants are value-based in that the grants consist of specified dollar amounts, rather than a set number of P+RSUs or options/SARs. Under this approach, the actual number of P+RSUs granted is determined by dividing the target dollar value by the closing stock price on the TSX for the trading day immediately preceding the grant (the “fair market value” as defined under the 2006 Plan). For options/SARs, the number of options to be granted is determined by dividing the target dollar value of the award by the option price calculated using a modified Black-

Scholes valuation methodology. For additional detail, see Note (3) of the Summary Compensation Table under “Executive and Director Compensation.” The Compensation Committee believes that a value-based approach to long-term incentive grants is more appropriate than a fixed-number grant because the initial dollar value of the P+RSUs and options/SARs is fixed on the date of grant and, therefore, the number of P+RSUs or options/SARs awarded is equal to the amount of compensation the Committee had determined to award on the grant date. In March 2009, the Committee determined that, commencing with the May 2009 award, the Black-Scholes option valuation methodology should not include a tax premium, which resulted in a higher number of options/SARs being granted. See below under “—Options/SARs.”

The following table sets forth the respective and combined target values of the P+RSU and option/SAR awards for our named executive officers as established in February 2009:

Named Executive Officer	2009 P+RSU Award Value (to be granted in May 2010 based on 2009 performance)	2009 Option/SAR Award Value (granted in May 2009)	Total
Executive Chairman*	$273,822	$273,823	$547,645
CEO*	$483,500	$483,500	$967,000
Non-CEO Named Executive Officers	$206,541	$206,541	$413,082
*	See below regarding the impact of compensation changes for 2010 on these award values under “2010 Compensation Determinations—CEO” and “—Executive Chairman.”

P+RSUs

In late 2007, we implemented a change in our long-term incentive program by introducing performance-conditioned restricted stock units, or P+RSUs, and options with tandem SARs. Previously, we had awarded time-vested restricted stock units (“RSUs”). The important difference between RSUs and P+RSUs is that the annual level of P+RSUs awarded is dependant upon the achievement of specified performance targets in the fiscal year prior to the year of grant, whereas RSUs were granted annually without specific regard to prior-year performance. P+RSUs are similar to RSUs, however, in that: they are granted with dividend equivalent rights; they vest over a pre-determined period; and, an award with a stated dollar value is delivered upon grant, the value of which rises or falls depending upon the performance of our common shares after the grant date. If the performance conditions are met, the P+RSUs are awarded as standard, time-vested RSUs. If the minimum performance conditions are not met, no grant is made. No dividend equivalent rights (“DERs”) accrue during the performance period for P+RSUs. DERs begin to accrue only after the performance condition is satisfied and P+RSUs are granted. The Committee may make adjustments to actual EBIT results for comparison to performance against the established performance objectives under the P+RSU program, as it may determine in its discretion, either prior to or after the end of the performance cycle.

P+RSU Performance Objective and Payout Curve. In February of each year, the performance objectives for P+RSUs to be granted in the following year are established. Based on the same factors considered in establishing the performance measures for our short-term (annual cash) incentive plan (the EAPP), the Committee determined in February 2008 that operating income, or EBIT, as to 100% of the award, was the most appropriate performance objective for the P+RSU program. The Committee considered, but did not adopt, net income or any other performance objective because, with the value of the long-term equity incentive grant divided equally between P+RSUs and options/SARs, the 25% of the P+RSU grant value that would be dependent on a second performance objective was believed to be too small to be a meaningful incentive. Additionally, one-year performance targets for P+RSUs were adopted, rather than multiple-year targets, primarily because our relatively short business cycle makes shorter-term performance measures more effective in linking compensation to performance. Because the P+RSUs vest all at once in 30 months after grant (i.e., “cliff” vest), they also have a strong retention component.

In February 2009, the Committee determined to align the payout curves for the EAPP and P+RSU programs so that the payout curve for the 2009 P+RSU program (for awards granted in May 2010) is the same as the EBIT payout curve under the EAPP. The Committee determined that the more gradual upside and downside payout available under the EAPP (with a “threshold” payout available at 10% below the targeted financial objective or actual prior-year EBIT and “maximum” at 10% above targeted financial performance) was also appropriate for the P+RSU program. Previously, the P+RSU payout “threshold” (resulting in a 50% payout) was at 96% of targeted financial performance, with no payout below this level of performance, while the maximum payout was at 104% of target, with a 150% payout at this level. The Committee determined that the maximum payout of 150% for performance of only 104% above target was excessive, while a $0 payout for performance at less than 96% of target was too punitive.

The following table sets forth the payout amounts of P+RSUs that were available to be awarded to the named executive officers in 2010, based on 2009 performance, assuming achievement of the threshold, target, and maximum levels of 2009 EBIT performance, with further incremental adjustments between threshold and maximum based on the established payout curve:

Named Executive Officer	Below Threshold	Threshold	Target	Maximum
Executive Chairman*	$0	$136,911	$273,822	$410,733
CEO*	$0	$241,750	$483,500	$725,250
Non-CEO Named Executive Officers	$0	$103,271	$206,541	$309,812
*	See below regarding the impact of compensation changes for 2010 on these award values under “2010 Compensation Determinations—CEO” and “—Executive Chairman.”

The actual P+RSU payout in May 2010 will be at the target amount, based on 2009 results, as described below.

With respect to the 2009 P+RSU program (awards granted in May 2010), the Committee established, in February 2009, EBIT as the performance objective under the P+RSU program, as to 100% of the award. The Committee further determined that the EBIT payout curve for the EAPP program would also apply to the P+RSU program. See above under “—EAPP Performance Objectives and Payout Curves” for a description of the applicable EBIT payout curve.

The following table sets forth the 2009 performance objectives for the 2009 P+RSU program (for awards granted in May 2010), compared against actual performance, as adjusted:

	Threshold	Target	Maximum	Actual Results (as adjusted)(1)	Actual Payout
EBIT	$448.9 million	$499.0 million	$548.9 million	$501.0 million (100% of performance target)	100% of payout target
(1)	As adjusted, as described above under “Short-Term (or Annual Cash) Incentives—the Executive Annual Performance Plan—2009 Actual Performance and Resulting EAPP Payouts.” Both of the adjustments applied to the EBIT results under the EAPP also applied to EBIT results under the P+RSU program. Refer to “Reconciliation of Adjusted Operating Income and Net Income, Non-GAAP Financial Measures,” on Appendix A to this CD&A for a reconciliation of the application of these adjustments to 2009 actual reported EBIT.

2009 Actual Performance and Resulting P+RSU Payouts. In February 2010, the Committee reviewed the extent to which the 2009 EBIT performance objective was achieved, as measured against the applicable payout curve. The corporation’s performance for 2009 reached the established “target” level of EBIT performance, as adjusted. As a result of achieving 100% of targeted EBIT, P+RSU awards will be granted to our named executive officers in May 2010 in an amount equal to the target payout of $206,541 for each non-CEO named executive officer and, as described below, at 2010 compensation levels for the Executive Chairman and CEO.

The 2009 P+RSU target award values were initially established for Mr. House at $273,822 and Mr. Schroeder at $483,500. However, these award values were subsequently revised to recognize the changes in their compensation that became effective March 1, 2010 (and prior to the May 2010 P+RSU grant date). The Committee’s established administrative practice is that P+RSU awards are backward-looking in terms of satisfaction of the performance target as a pre-condition to the grant, with the level of performance against the payout curve determining the level of grant; however, P+RSUs are forward-looking in that they have a 30-month vesting schedule, which, absent certain exceptions, effectively requires a forward service period of 30 months prior to vesting and settlement. Based on these considerations, the actual grant that will be made in May 2010 reflects the amount of long-term equity compensation established for the executive effective as of the grant date, as opposed to the level that was in effect during the performance period. As a result, the P+RSU awards for Messrs. House and Schroeder in May 2010 will be reflective of their compensation adjustments made in February 2010 and, therefore, will be $175,000 for Mr. House and $700,000 for Mr. Schroeder.

All equity awards will be made in accordance with our equity grant and settlement policy (see below).

Options/SARs

Stock options with tandem SARs are designed to reward our named executive officers for increases in our stock price over long periods of time. Issuing options with SARs in tandem provides the option holder with the choice of receiving either our common shares (by exercising the option) or cash (by exercising the SAR), in each case with the value dependent upon the price of our common shares at the time of exercise. Upon the exercise of an option, the related SAR will be surrendered to the corporation and cancelled to the extent of the number of shares as to which option is exercised. Upon the exercise of a SAR, the related option shall be surrendered to the corporation and cancelled to the extent the number of shares as to which the SAR is exercised. The options/SARs vest ratably over three years and expire after seven years; however, the term is shortened upon death, disability, retirement, or termination. Additionally, because of their completely forward-looking nature, they may provide longer-term incentives in years when our performance results in lower short-term cash incentive compensation and lower (or no) P+RSUs awards. Options/SARs represent alignment with shareholder interests as they have no value if our share price does not increase (unlike RSUs and P+RSUs), but will increase (or decrease) in value directly in relation to increases (or decreases) in our share price.

In March 2009, the Committee reviewed the practice of including a tax premium assumption in the Black-Scholes methodology for valuing options/SARs and determined to discontinue the practice, which resulted in a lower Black-Scholes value. As a result, because the calculation of the number of options/SARs involves dividing the intended compensation value of a given grant by a lower Black-Scholes value, approximately 40% more options/SARs were granted than if the tax premium assumption had been applied. In making this determination, the Committee considered the impact that resulted from this change on market positioning on total target compensation (as compared to the 2007 Canadian comparator group) and concluded that the increase in options/SARs did not significantly alter the market positioning of our named executive officers.

Special 2009 Performance Award

As discussed earlier, the Committee approved a special performance award of RSUs to the non-CEO named executive officers in February 2010 to recognize strong financial performance and their roles in the achievement of significant non-financial goals during 2009. In addition to maintaining solid financial performance under difficult economic circumstances, some of the other notable achievements in 2009 included: delivering of break-even operating income in the U.S. significantly in excess of expectations; the reorganization of the corporation as a Canadian public company; the implementation of an enterprise resource planning system; the construction and commissioning of a coffee roasting and blending plant; and, the development of four-year strategic plans for Canada, the U.S., and supply chain. In determining this special award, the Committee also reviewed external performance, which considered our corporation’s financial performance relative to other quick service restaurants, and considered the impact of the performance award on each executive’s total compensation, as set forth on the tally sheets. The special performance award was delivered to the non-CEO named executive officers through a grant of RSUs valued at $100,000, with 50% of the award vesting in May 2010 and the remaining 50% of the award vesting in May 2011. Because this is a special RSU award in recognition of prior-year performance, the vesting and settlement of the award is triggered upon termination of employment for any reason, except “for cause” termination by the corporation. The grant was made on March 9, 2010 in accordance with the Committee’s equity grant award and settlement policy. The award represents approximately 8% of total compensation of the non-CEO named executive officers and is reflected in the Summary Compensation Table under 2009 Share-Based Awards.

2010 Compensation Determinations

The Compensation Committee has considered the shared accountability established for the CEO and Executive Chairman roles, the relative contributions of these two positions to the collective achievement of the corporation’s financial and business goals and objectives, as well as the respective experience and length of service of each executive, in determining compensation for both the CEO and Executive Chairman. Since the change in their positions, Mr. Schroeder’s responsibilities have increased because he became our President and CEO. Mr. House has continued to play a role in various strategic activities and business development with key members of senior management and has focused on building and maintaining relationships with our key stakeholders, including our franchisees, in addition to his Board leadership position. Mr. House remains accountable with Mr. Schroeder for the performance of both financial and qualitative goals and objectives. Mr. Schroeder, as CEO, has been responsible for day-to-day oversight and operations of the business, strategic planning and execution, and other required functions, with the focus of his efforts shifting to strategic leadership since his appointment as CEO, particularly over 2009. Generally, it was anticipated that Mr. Schroeder’s compensation would increase over time and that Mr. House’s compensation would continue to decline.

CEO

As described earlier, Mr. Schroeder’s 2009 compensation, at his request, remained flat compared to his compensation as CEO for 2008, and his 2008 CEO compensation was set below our guidelines due to the transition of roles of the Executive Chairman and CEO. Before determining the 2010 compensation levels for the CEO, the Committee evaluated Mr. Schroeder’s performance over the prior year against our key 2009 financial and business goals and objectives, as well as other factors. This involved a comprehensive performance evaluation process that included input from all Board members. At the conclusion of this review, the Board determined that Mr. Schroeder’s performance in 2009, including the achievement of financial and non-financial goals and objectives, was strong.

The Committee considered compensation adjustments for Messrs. House and Schroeder that further reflected the transition of roles and accountability, as noted above. Mr. Schroeder’s compensation for 2010 was evaluated against the compensation paid to Mr. House in his last year as CEO. At that time, Mr. House’s compensation was just over the 75 th percentile (82nd) of the Canadian comparator group used for the 2007 comprehensive market review. The Committee also considered the increased compensation against market data, updated to reflect market developments, from a subset of the companies in the 2007 Canadian comparator group (as well as certain other companies for which data was readily available), to assess the extent to which targeted compensation for President/Chief Executive Officer positions among our comparator companies had changed over the prior years.

This data indicated that targeted compensation levels for Presidents/Chief Executive Officers had not changed significantly and, therefore, Mr. House’s prior target compensation as CEO was appropriate for Mr. Schroeder as it represented a better reflection of Mr. Schroeder’s underlying position and responsibilities for the corporation and greater alignment with the Committee’s compensation philosophy and general market indicators of appropriate President/Chief Executive Officer compensation. As described below, Mr. House’s total compensation was adjusted downward by substantially the same amount as Mr. Schroeder’s was increased, again reflective of the continued transition of roles. From an internal equity perspective, the proposed compensation will be approximately 2.3 times that of the remaining named executive officers. This is in line with external multiples and slightly lower than what the multiple was when Mr. House was CEO (2.5 times).

The specific changes to the 2010 target compensation of Mr. Schroeder approved by the Board are as follows: annual base salary will be $650,000, representing a $25,000 increase over 2009 base salary; an annual incentive award opportunity under the EAPP of $900,000 at target (increased from $700,000) and a long-term incentive award under the corporation’s 2006 Stock Incentive Plan of $1.4 million at target, with 50% delivered in P+RSUs and 50% in stock options/SARs (increased from $967,000). Under this new arrangement, the total 2010 targeted compensation for our CEO will be $2,950,000, of which approximately 78% will be “at risk.”

The amount payable under the EAPP, which represents a $200,000 increase in targeted value over the 2009 targeted value, is dependent upon the extent to which the corporation achieves operating income, or EBIT (as to 75% of the award) and net income (as to 25% of the award) objectives for 2010 that were established on February 23, 2010. The EAPP incentive payment to Mr. Schroeder may exceed or fall below the target value set forth above depending upon the corporation’s actual EBIT and net income performance for 2010.

With respect to long-term incentive compensation, Mr. Schroeder’s 2010 target value represents a $433,000 increase in targeted value over the 2009 targeted value. The long-term equity program for named executive officers will remain the same as implemented for the prior two years, with performance-conditioned restricted stock units, or P+RSUs, representing 50% of the award ($700,000 for Mr. Schroeder) and options with tandem stock appreciation rights, or SARs, representing 50% of the award ($700,000 for Mr. Schroeder). As with the EAPP payout, the value of long-term incentive compensation ultimately received by Mr. Schroeder as a result of the P+RSUs is dependent upon the extent to which the corporation achieves its 2010 EBIT (as to 100% of the award) performance objective. Consistent with the Committee’s established administrative practice, the long-term incentive values described above for Mr. Schroeder will apply for the 2009 P+RSU award to be made in May 2010 and the May 2010 Option/SAR award. See “Long-Term Incentives—the 2006 Stock Incentive Plan—P+RSUs” for greater detail.

The determination of actual EAPP payouts and actual long-term incentive payouts for P+RSUs is made by comparing actual EBIT and net income performance, as described above, against payout curves that have a range of established payouts from minimum to maximum levels, as described above under “—Short-Term (or Annual Cash) Incentives – the Executive Annual Performance Plan—EAPP Performance Objectives and Payout Curves.”

As part of and in consideration of the restated employment and compensation arrangements for 2010, Mr. Schroeder has agreed to enter into and deliver a post-employment covenant agreement containing non-compete, non-solicitation, confidentiality, and related covenants. His change in control agreement was also amended to reflect these additional covenants.

Executive Chairman

Given the uniqueness of Mr. House’s position and qualifications, typical benchmarking tools and market comparisons are unsuitable for assessing compensation levels. As in 2009, other factors for determining the appropriate level of compensation for our Executive Chairman in 2010 were utilized, including: achievement of previously established financial and non-financial goals; the new goals and objectives for Mr. House for 2010 and, therefore, the level of responsibility and accountability of the role; internal equity; and, the significant level of expertise and experience that our Executive Chairman possesses, which is directly relevant and highly valuable to our corporation.

It was determined at the Committee’s February 2010 meeting that a further reduction in the level of services to be provided by Mr. House in 2010 is anticipated, however, the role of the Executive Chairman continues to be focused on the strategic aspects of the business and other duties and responsibilities described in our Governance Guidelines. Mr. House also remains accountable for the achievement of 2010 financial and other business goals and objectives.

The Committee evaluated compensation data available from various external reference points in combination with the factors set forth above to determine the level of Mr. House’s 2010 compensation. The Committee also considered the total cost to the corporation of both Mr. House’s and Mr. Schroeder’s roles before setting their respective levels of 2010 compensation and, as described above, believed that it was appropriate because the increase in CEO compensation was substantially offset by the decrease in the total compensation of the Executive Chairman.

Given the foregoing, the Board approved certain changes to the 2010 target compensation of Mr. House that represented a reduction in total compensation substantially equivalent to the increases provided to Mr. Schroeder, as follows: annual base salary will be $350,000, representing a $150,000 decrease from 2009 base salary; an annual incentive award opportunity under the EAPP of $200,000 at target (decreased from $500,000); and, a long-term incentive award under the 2006 Plan of $350,000 at target, with 50% delivered in P+RSUs and 50% in stock options/SARs (decreased from $547,645). Under this new arrangement, the total 2010 targeted compensation for our Executive Chairman will be $900,000, of which approximately 61% will be “at risk.”

The amount payable under the EAPP, which represents a $300,000 decrease from the 2009 targeted value, is dependent upon the extent to which the corporation achieves operating income, or EBIT (as to 75% of the award) and net income (as to 25% of the award) objectives for 2010 that were established on February 23, 2010. The incentive payment to Mr. House may exceed or fall below the target value set forth above depending upon the corporation’s actual EBIT and net income performance for 2010.

With respect to long-term incentive compensation, Mr. House’s 2010 target value represents a $197,645 decrease in targeted value from the 2009 targeted value. The long-term equity program for named executive officers will remain the same as implemented for the prior two years, with P+RSUs representing 50% of the award ($175,000 for Mr. House), and options with tandem SARs representing 50% of the award ($175,000 for Mr. House). As with the EAPP payout, the value of long-term incentive compensation ultimately received by Mr. House as a result of P+RSUs is dependent upon the extent to which the corporation achieves its 2010 EBIT (as to 100% of the award) performance objective. Consistent with the Committee’s established administrative practice, the long-term incentive values described above for Mr. House will apply for the 2009 P+RSU award to be made in May 2010 and the May 2010 Option/SAR award. See “Long-Term Incentives—P+RSU Payouts” for greater detail.

The determination of actual EAPP payouts and actual long-term incentive payouts for P+RSUs is made by comparing actual EBIT and net income performance, as described above, against payout curves that have a range of established payouts from minimum to maximum levels, as described above under “—Short-Term (or Annual Cash) Incentives—the Executive Annual Performance Plan—EAPP Performance Objectives and Payout Curves.”

As part of and consideration of the restated employment and compensation arrangements for 2010, Mr. House has agreed to enter into and deliver a post-employment covenant agreement containing non-compete, non-solicitation, confidentiality, and related covenants. His change in control agreement was also amended to reflect these additional covenants.

Other Named Executive Officers

Before determining compensation for 2010 for the non-CEO named executive officers, the Committee considered the corporation’s strong financial performance in 2009, the achievement of our other business goals and objectives, and current trends and initiatives in executive compensation. Based on this review, the Committee believed that increases in base pay of 3.0% for the non-CEO named executive officers should be adopted to maintain market competitiveness and to align our executives with the merit increases provided in 2009 for other employees of the corporation. This represents an increase of $11,000, effective March 1, 2010, and will bring their base salaries to $383,500.

With respect to the remainder of the compensation elements (short- and long-term incentives) for the named executive officers, the Committee determined that the programs, performance objectives, award amounts, and other elements would remain unchanged for 2010. This determination was further supported by analysis derived from the tally sheets and internal equity review described earlier in the CD&A and a review of prevailing market conditions and trends, as well as the fact that the Committee will be conducting a comprehensive review of executive compensation in 2010 for compensation determinations in 2011 and did not want to make substantial changes prior to completion of this study and review. Our 2010 operating income (EBIT) performance objective established for the EAPP and P+RSU programs is within the range of our 2010 targeted operating income that we have included in our 2009 Form 10-K Annual Report, filed on March 4, 2010 with the SEC and the Canadian Securities Administrators, under “Business Overview and 2010 Objectives,” in Item 1.

Retirement Benefits

Our retirement plans are designed to provide a competitive level of retirement savings to executive officers and to reward them for continued service with us. The retirement program for our named executive officers in 2009 consisted of our defined contribution pension plan (“DCPP”), which covers all full-time employees, and the Savings Plan, a non-registered supplemental executive retirement savings plan, which covered the named executive officers and certain other members of management.

Defined Contribution Pension Plan

We do not maintain or otherwise contribute to any defined benefit or other actuarial plans for the named executive officers. All of our Canadian employees, including the named executive officers, are required to participate in our Canadian defined contribution plan after they have completed 12 months of continuous service with us. Employees are required to contribute to the plan an amount equal to 2% of base salary, and we contribute an amount equal to 5% of base salary. Participants may also make voluntary additional contributions, which we will match up to a maximum of an additional 1% of base salary. All contributions made under this plan are subject to legislated maximum limits (for 2009, $22,000 per individual in the aggregate for both employer and employee contributions). Although a participant’s contribution to the Canadian plan vests upon enrollment, our contributions do not vest until the participant has completed two years of service with us. Vested amounts may be withdrawn prior to retirement if the employee ceases to be employed by us and otherwise in accordance with Canadian laws and regulations governing the registered pension plan.

Personal Supplemental Executive Retirement Savings Plan

In November 2008, our Board approved the Personal Supplemental Executive Retirement Savings Plan (the “Savings Plan”), which became effective January 1, 2009. The Savings Plan replaced the Supplemental Executive Retirement Plan (“SERP”), which was initially implemented when the corporation was owned by Wendy’s International, Inc. (“Wendy’s”), and was determined by the Committee to no longer be the appropriate vehicle to deliver supplementary retirement benefits to its participants. This determination was based on the change in circumstances that occurred since the establishment of the SERP, including the costs and administrative burden of maintaining the existing SERP in its current form at the established contribution levels, which were considered over-competitive to the market at the higher contribution levels and under-competitive at the lower levels; the changing demographics of senior management over time, including the addition of younger officers with shorter tenures who were disadvantaged by the SERP’s design weighting contributions in favor of age (in addition to tenure); and, certain other limiting features of the SERP’s design. Upon the recommendation of the Compensation Committee, our Board approved the termination of the SERP, effective as of December 31, 2008. The liquidation of the investments held by the SERP and the cash distribution to participants was completed in 2009.

The purpose of the Savings Plan is to provide the participants with additional compensation, which the participants will direct to be held and invested in accordance with the terms of the Savings Plan. Only individuals who are below 69 years of age are eligible to receive additional compensation under the Savings Plan. Participants who have more than three years of service with us are considered vested participants.

Design Features—Savings Plan and Tax-Free Savings Account

Under the Savings Plan, vested participants must direct us to pay compensation received under the Savings Plan to (i) a vested account, or (ii) a tax free savings account (“TFSA”) that is considered a “qualifying arrangement” for purposes of subsection 146.2(1) of the Income Tax Act (Canada). The vested accounts and TFSAs are administered by a third party financial institution, and the amounts held in such accounts are invested in permitted investments at the direction of the respective participant. As such, the Savings Plan allows the participants to achieve certain tax efficiencies as well as control the investment of their funds in the Savings Account in a manner not possible under the SERP. The corporation and participants will agree to pay to, or transfer amounts out of, the vested account and/or TFSAs upon the occurrence of specified events, including termination, disability or death of a participant, or in certain other circumstances.

Contribution Rates

For years 2011 forward, the corporation will make contributions at a rate of 12% of base salary plus short-term incentive compensation with respect to the prior year (“Earnings”), less the contributions made by the corporation or its subsidiary in respect of the vested participant under its defined contribution pension plan (the “Pension Plan Contribution”). The contribution rate was selected based on additional data provided by pension specialists at Hewitt who, based on general industry design considerations, confirmed that 12% was a typical contribution rate for these types of programs. The Committee believed it would be appropriate to provide for a one- or two-year transition program (depending upon the executive’s prior contribution rate under the SERP) under the Savings Plan that gradually decreased (or increased) the contribution rate to the 12% rate selected for the Savings Plan. In making this determination, the Committee reviewed data regarding the loss or gain of compensation to all named executive officers, as a result of the lower contribution rates under the Savings Plan as well as the costs to the corporation of a stepped transition plan. The Committee believed that the transition plan was appropriate given that retirement-benefit compensation of most of our senior officers was being reduced at a time when historical performance had been strong. The Committee also believed it was important to provide reasonable notice to executives so they could adjust their financial planning for retirement, based on the new contribution levels.

The transition plan is as follows: vested participants who were entitled to contributions equal to 22% of Earnings under the former SERP will be entitled to a payment under the Savings Plan equal to 18% of Earnings in 2009 and 15% of Earnings in 2010, in each case less the Pension Plan Contribution; and, vested participants whose contribution rates under the former SERP in 2008 were less than 12% of Earnings will be entitled to a payment under the Savings Plan of 10% of Earnings in 2009, less the Pension Plan Contribution. In all other cases and for all other years, the annual payment will be equal to 12% of the vested participant’s Earnings less the Pension Plan Contribution. After the conclusion of the transition, the contributions made under the Savings Plan will represent a significantly lower overall cost to the corporation than if the former SERP remained in place. All annual payments made to participants under the Savings Plan will be subject to applicable tax withholdings. Also, all income earned on permitted investments held in the vested account will be taxable annually to the participant.

Vesting Requirements

Vesting occurs once a participant has completed three years of service, or upon a change of control. Until vesting occurs, the Savings Plan contributions will accrue in a notional account and, prior to vesting, would only be paid in the event that a participant dies, becomes disabled, is terminated after the age of 65 or in connection with a change of control, or in certain other circumstances. All of our named executive officers are fully vested in the new Savings Plan, having met the three-year service requirement.

Executive Benefits and Perquisites

We use limited amounts of executive benefits and perquisites to provide our named executive officers with a competitive total compensation package that allows them to focus on their daily responsibilities and the achievement of our objectives. The perquisites provided to the named executive officers consist of executive medical benefits, life and accidental death and dismemberment insurance premiums, use of a company car, and personal use of our corporation’s airplane in limited circumstances (the value of all of which, except for the medical benefits, are included as taxable income to the executive). The Compensation Committee does not believe that perquisites and other benefits should represent a significant portion of the compensation package of the named executive officers. The amounts reported for perquisites represent the aggregate incremental cost to us of providing the benefit and not the value of the benefit to the recipient. See the Summary Compensation Table under “Executive and Director Compensation” for additional information regarding the perquisites we provide to our named executive officers.

Since May 2007, we have had a policy limiting the personal use of our aircraft by executive officers and directors to the following circumstances: (i) the spouse or partner and other family members may accompany an executive officer or director who is traveling on our aircraft for a business purpose, if space permits; and (ii) the executive officers, spouses or partners, and other family members, may use the aircraft in the event of medical emergencies or other extreme hardships.

Recent Governance Policies and Determinations

Risk-taking Analysis

In connection with the adoption of the annual target performance objectives for 2009 and again for 2010, the Committee considered the extent to which these metrics (or others not selected, such as those based on stock price), could potentially incentivize unnecessary or inappropriate risk-taking or short-term decision making. The Committee concluded that the absence of multiple-year performance objectives would not encourage the assumption of undue risk, as short-term decisions aimed at the achievement of a current-year objective would become apparent in the budgeting process for the following year. As such, consistent declines in budgeted target growth due to short-term decision making would be visible to the Compensation Committee and Board. Additionally, as mentioned above, EBIT is the performance measure that determines incentive payments for the corporation’s employees at-large (including our executive officers) and has been for a number of years. Over this time period, our corporation’s performance has been strong, and the Committee has determined, therefore, that EBIT has been an effective performance objective which has not led to imprudent management practices.

In addition to the metrics selected for performance-based compensation, discussed above, the Committee believes that certain of our other tools and policies mitigate an incentive to take excessive risks. These tools and policies include: stock ownership policies, not accelerating equity awards upon retirement, the continued monitoring of internal equity to ensure a proper balance of risk and reward with lower-tier officers, and utilizing tally sheets to monitor trends and unusual impacts on compensation over a number of years. The following additional aspects of our compensation programs also limit the amount of benefit that could be obtained by executives through undue focus on short-term results and/or through excessive risk-taking: long-term equity incentive and short-term cash incentive awards are directly linked to our financial performance and are capped at 150% of target value; equity incentive awards do not vest for 30 months, so a gain in the short-term would not be immediately realizable; our equity award program has moved to a “double trigger” approach upon a change in control (see below); and, non-financial or qualitative goals and objectives are considered in the setting of future compensation. Decisions by our named executive officers over the past two years reflect their focus on the best interests of the corporation over the long-term. Examples include: the decision to proceed with the restaurant closures in southern New England in late 2008, which resulted in closure costs and an impairment charge that reduced 2008 named executive officer compensation; and, the reorganization to become a Canadian public company, which is expected to produce long-term benefits to shareholders.

Amendments to the 2006 Stock Incentive Plan and Change In Control Agreements to Reflect “Double Trigger”

In February 2010, the Committee approved revisions to the corporation’s 2006 Plan and change in control agreements to modify relevant provisions such that an acceleration of vesting (and settlement) would not automatically occur upon a change in control (“single trigger”). Rather, such acceleration and payout would only occur upon the termination of employment following a change in control (“double trigger”). In making this change, the Committee considered the governance implications and determined that it was appropriate to move to the double trigger approach to reduce the risk of conflict of interest that could arise if executives receive large payouts upon a change in control. In addition, the Committee believes the double trigger approach results in greater alignment with long-term shareholder interests as it incentivizes the executives to remain committed to the success of the consolidated enterprise after the closing date of the change in control transaction. The change in control agreements for our Executive Chairman and our CEO were further modified to include certain post-employment restrictive covenants. See above under “2010 Compensation Determinations.”

Recoupment Policy

In February 2009, the Committee adopted the Recoupment Policy Relating to Performance-Based Compensation (“Recoupment Policy”). The Recoupment Policy provides that if our consolidated financial statements are required to be restated for any reason other than a change in accounting policy with retroactive effect, our Board of Directors will review all performance-based compensation awarded to or earned by our senior executives (and certain other employees) for all fiscal periods materially affected by the restatement, provided that the Recoupment Policy shall apply to all such compensation awarded or paid on or after February 19, 2009. If the Board determines performance-based compensation was paid based on the achievement of financial results that were subsequently corrected as part of a restatement, and a lower incentive payment or award would have been made based on the restated financial results, then the Board will, to the extent permitted by applicable law, seek recoupment from those subject to the Recoupment Policy. Recoupment will be sought for the extent of such performance-based compensation as the Board deems appropriate, after a review of all relevant facts and circumstances.

Equity Award Grant and Settlement Policy

In October 2009, the Committee adopted an equity award grant and settlement policy to reflect best practices and confirm internal policies and procedures. This policy provides for, among other things, specific parameters that apply to all future grants and settlements of equity compensation awards. The general purpose of the policy is to ensure that no exercise price, settlement price or value, or grant-date value of any equity award made by the corporation is subject to, or at risk of, any manipulation by any director or member of management. This policy is also intended to ensure that we avoid using a stock price for determination of equity grant or settlement amounts on a date when we are arguably in possession of material, undisclosed information that is not reflected in the market price of our common shares. Otherwise, grants would not be reflective of our intent to assign an appropriate value-based award. In furtherance of the policy, specific practices were adopted and must be followed when grants and settlements of equity-based awards are made. In particular, the Committee believes that establishing fixed grant and settlement dates in advance, to the extent possible, will assist in ensuring the integrity of the award and settlement process. Accordingly, grant and settlement dates of equity-based compensation awards to non-employee directors and employees are predetermined, as set forth in the policy. In addition, certain other administrative and internal control measures were confirmed as part of the adoption of the policy.

Share Ownership Policy for Executive Officers

In January 2009, the Committee reviewed our share ownership guidelines for our officers to confirm they remained appropriate in light of market trends and best practices. The share ownership guidelines, which were established after consideration of data provided by Hewitt describing the stock ownership guidelines of Canadian retail (and other) companies and certain U.S. peer companies, were established and are maintained because we believe that share ownership further aligns the goals and interests of all of our officers, particularly our named executive officers, with those of our shareholders. As indicated in the table below, the guidelines require our executives to accumulate and hold shares (including vested, but unexercised options) equal to a multiple of their base salaries. The guidelines also provide that disciplinary action may be taken in the event a named executive officer does not achieve compliance with the guidelines within four years from the date of hire, or, in the case of named executive officers hired prior to our initial public offering, by April 2010.

Executive Level	Stock Ownership Guideline
President and CEO	4 x Base Salary
Other Named Executive Officers	3 x Base Salary
Executive Vice Presidents/Senior Vice Presidents	1 x Base Salary
Vice Presidents	$80,000

The stock ownership guidelines exclude officers who are within five years of a planned retirement as we do not currently impose “hold to” or “through” retirement under our guidelines. However, RSUs and options/SARs continue to vest in accordance with their normal vesting schedules and vesting does not accelerate upon retirement. Our share ownership guidelines also strictly prohibit our named executive officers from entering into any transaction that would operate as a hedge against an officer’s share ownership position. Compliance with the guidelines is reviewed by the Compensation Committee annually.

As of the end of 2009, all of our named executive officers were in compliance with our stock ownership guidelines. Our CEO does not yet hold common shares or unexercised, in-the-money options equal to four times his base salary, but given his promotion to CEO in March of 2008, he has until March 2012 to achieve the heightened standard. Prior to his appointment as CEO, he had been in compliance with the standard applicable to his previous role. The following table indicates named executive officer holdings as compared to the share ownership guidelines.

Name	Guideline	Value of Common Shares Held(1)	Value of Vested Unexercised Options	Value of Total Ownership(1)	Actual Ownership Multiple
Paul D. House	3x	$4,910,675	$0	$4,910,675	9.8
Donald B. Schroeder	4x	$1,979,125	$0	$1,979,125	3.2
Cynthia J. Devine	3x	$2,030,413	$0	$2,030,413	5.5
David F. Clanachan	3x	$1,350,755	$0	$1,350,755	3.6
William A. Moir	3x	$2,916,957	$0	$2,916,957	7.8
Roland M. Walton	3x	$1,953,616	$0	$1,953,616	5.2
(1)	Amounts are based on the average price for our common shares on the TSX over calendar-year 2009 ($30.42).

Deductibility of Executive Compensation under Section 162(m)

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, imposes a U.S.$1,000,000 annual deduction limit for U.S. purposes in any taxable year on the compensation paid to our CEO and our other three most highly compensated officers (excluding our CFO). Section 162(m), however, provides an exception to this deduction limit for performance-based compensation that meets certain requirements. We have historically not been concerned with qualifying compensation for the deduction limit under Section 162(m) because our named executive officers had been primarily engaged in activities related to Canada. However, as a result of certain of the duties and responsibilities of certain of our named executive officers, we may seek to qualify our performance-based compensation programs for treatment under Section 162(m) in the future; or, we may exceed the deductibility limitations under Section 162(m) in the future, in each case depending upon the extent of future services relating to U.S. operations as well as various other facts and circumstances.

Written Change in Control (Employment) Agreements and Post-Employment Covenants

Following our separation from Wendy’s in September 2006, the Compensation Committee requested that Hewitt review market practices and general industry precedents to determine whether the change in control agreements our executive officers had with Wendy’s were consistent with current market practice. Based on Hewitt’s review and recommendations, the Committee recommended that our Board adopt change in control agreements for each of the named executive officers containing provisions the Committee believed, based on the information provided by Hewitt, were consistent with typical benefits offered under change in control agreements by general industry companies.

Based on the Committee’s recommendation, in December 2006, the Board adopted change in control agreements that included the following provisions: (i) a “double trigger” before any benefits are paid, with the exception of acceleration of vesting of awards under equity incentive plans (but, see below regarding modifications in February 2010); (ii) severance equal to two times base salary and short-term incentive awards for named executive officers other than the CEO and three times base salary and short-term incentive awards for the CEO; and, (iii) employment protection for no more than two years following a change in control. The Committee believed that a “double trigger” was appropriate because, unless an executive officer was terminated shortly after a change in control or his or her employment situation changed sufficiently to warrant a “good reason” departure following a change in control, there was arguably no financial detriment to the executive officer as a result of the change in control transaction.

The benefits provided under the change in control agreements with our named executive officers and under our benefit plans were established in order to ensure the stability of our leadership during the course of a change in control transaction, which is a time of heightened uncertainty for our named executive officers and other employees. The benefits are intended to allow these officers to make reasonable decisions about potential changes in the ownership of our corporation that are in the best interest of our shareholders at a time when the executive officers may have potential conflicts of interest. Change in control transactions frequently result in job losses to executive officers and, therefore, the Compensation Committee believes that appropriate change in control benefits encourage the ongoing commitment of executive officers to the best interest of shareholders during these times. As mentioned above, these benefits also help to ensure stability and continuity of management as the change in control transaction is implemented and beyond. Furthermore, based on the general industry review conducted by Hewitt, described above, the Compensation Committee believed that these types of change in control benefits are typical for large public companies and are, therefore, intended to provide our named executive officers with benefits similar to those obtainable at comparable companies to further our objective of attracting and retaining high-performing talent. Other than these changes in control agreements, we do not have any individual agreements with our named executive officers that guarantee continued employment or that establish payments on termination of employment.

In 2009, as a result of the public company reorganization, each of the named executive officers entered into a new change in control agreement on substantially the same terms with the new Canadian company. All prior agreements were terminated and superceded by the new agreements. Also during 2009, the Compensation Committee undertook another review of the change in control agreements and determined that a “double trigger” approach should also apply to awards under the equity incentive plan. The Committee believed that the change from “single trigger” to “double trigger” for equity award payouts in the event of change in control further lessened risks associated with potential conflict of interest and aligned our executives to a greater degree with the long-term success of the change in control transaction. As a result, both the 2006 stock incentive plan and change in control agreements were amended to reflect this change in February 2010. See above under “Recent Governance Policies and Determinations—Amendments to the 2006 Stock Incentive Plan and Change in Control Agreements to Reflect ‘Double Trigger.’”

Our equity incentive (as described above) and retirement plans also contain provisions relating to change in control and, in certain cases, termination of employment as a result thereof. The specific terms of these arrangements and the change in control agreements with our executive officers, as well as an estimate of the compensation that would have been payable to the named executive officers had they been triggered as of the end of our 2009 fiscal year, are described under “Payments Following a Termination of Employment,” which also provides an estimate of all of the other payments that would be made to our named executive officers upon termination following a change in control.

In February 2010, in consideration of their new compensation arrangements, Mr. Schroeder and Mr. House each entered into a post-employment covenant agreement containing non-compete, non-solicitation, confidentiality, and related covenants. The change in control agreements for each of Mr. Schroeder and House were revised to incorporate these additional covenants as well.

Performance Graph

The following graph compares the yearly percentage change in the corporation’s cumulative total shareholder return on the NYSE and TSX as measured by (i) the change in the corporation’s share price from March 23, 2006 (the date we became a public company) to January 3, 2010, and (ii) the reinvestment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

	23-Mar-06	29-Dec-06	28-Dec-07	26-Dec-08	31-Dec-09
S&P/TSX Composite Index (Cdn$)(2)	$100.0	$109.6	$120.3	$74.4	$108.9
S&P/TSX Consumer Discretionary Index (Cdn$)(2)	$100.0	$108.3	$112.7	$67.0	$84.0
S&P 500 (U.S.$)	$100.0	$109.0	$111.1	$63.9	$97.6
Tim Hortons Inc. (TSX)	$100.0	$125.3	$138.6	$125.8	$123.4
Tim Hortons Inc. (NYSE)	$100.0	$125.6	$164.5	$121.8	$136.7
(1)	The majority of the corporation’s operations, restaurants, income, revenues, expenses, and cash flows are in Canadian dollars, and the corporation is primarily managed in Canadian dollars. This drives our Canadian-dollar earnings per share that may be translated to U.S. dollars by analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the corporation’s share price. See “Risk Factors” in Part 1A of our Form 10-K for the fiscal year ended January 3, 2010 filed with the SEC on March 4, 2010, as amended by this Form 10-K/A to be filed on or about March 31, 2010. Over the course of 2007, the Canadian dollar appreciated approximately 19% relative to the U.S. dollar, which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the Canadian dollar share price over 2007. However, in 2008, the Canadian dollar depreciated approximately 20% relative to the U.S. dollar and caused the opposite effect, resulting in a decline in the U.S. dollar share price as a result of the currency fluctuation that is not directly attributable to changes in the corporation’s underlying business or financial condition aside from the impact of foreign exchange. Over the course of 2009, the Canadian dollar appreciated approximately 13% relative to the U.S. dollar, which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the decrease in the Canadian dollar share price over 2009.

(2)	Since September 29, 2006, the corporation has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Named Executive Officer Compensation—Alignment to Corporate Performance

Total Shareholder Return

As set forth on the graph above, since our initial public offering in March of 2006, the corporation’s share price on the TSX has increased 23.4%. During this period, aggregate named executive officer compensation has remained relatively flat ranging from between $10.0 million to $10.6 million. In 2008, our pay-for-performance philosophy was demonstrated as total compensation delivered to the named executive officers was impacted by lower-than-target EAPP payouts (at 80% of target) and the elimination of the P+RSU award. This aligns to the drop in cumulative total shareholder return value during 2008 outlined in the graph above. The majority of our performance-based compensation (EAPP payouts (75%) and P+RSUs (100%)) during this period was subject to our operating income, or EBIT, performance. As such, we have also demonstrated below the link between aggregate named executive officer compensation and the corporation’s EBIT performance.

Operating Income (EBIT) Performance

As noted above, the following graph compares aggregate annual compensation paid to our named executive officers from 2006 to 2009, to actual, reported EBIT for the same years. As outlined on the graph, aggregate named executive officer compensation has remained relatively flat over this period, compared to EBIT, which has steadily increased. During the past four years, EBIT has increased by approximately 30% while aggregate named executive officer compensation increased by approximately 2%. As a result, aggregate named executive officer compensation as a percentage of EBIT has declined from 2.7% in 2006 to 2.1% in 2009.

	2009	2008	2007	2006
Aggregate NEO Compensation (in millions) (1)	$10.6	$10.1	$10.2	$10.4
Operating Income or EBIT (as reported) (in millions)	$495.4	$446.3	$428.1	$381.7
NEO Compensation as a % of EBIT	2.1%	2.3%	2.4%	2.7%
(1)	Aggregate named executive officer compensation includes base salary, short-term (annual cash) incentive, grant-date value of equity awards, and other compensation, as reported in the Summary Compensation Table.

APPENDIX A

Reconciliation of Adjusted Operating Income and Net Income,

Non-GAAP Financial Measures

Adjusted operating income (or “EBIT”) and adjusted net income are non-GAAP measures. Therefore, these adjusted measures should not be construed as an alternative to other financial measures determined in accordance with U.S. GAAP. Presentation of these non-GAAP measures is made with operating income and net income attributable to Tim Hortons Inc., the most directly comparable U.S. GAAP measures. Management believes that these adjusted measures are important for comparison purposes to prior periods and for purposes of evaluating management’s performance compared to target for 2009. Adjusted EBIT excludes the impact of professional advisory and shareholder transaction costs associated with the reorganization ($7.3 million, $6.7 million net of tax) and the impact ($1.7 million) associated with the adoption of ASC 810 (formerly SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51), which required us to change certain of our classifications relating to non-controlling interests. Adjusted net income excludes those professional advisory and shareholder transaction costs and tax expense ($20.0 million) associated with the reorganization. The adjusted measures are a more accurate assessment of our overall operating performance as they remove what we consider to be a disproportional impact of a non-recurring transaction on overall performance of our consolidated business and a mandated change in accounting policy. We evaluate our consolidated operating performance and trends excluding amounts related to such items. Therefore, these measures provide a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

Reconciliation of Adjusting Operating Income and Net Income Attributable to Tim Hortons Inc. (Non-GAAP Measures)

(in millions)
Reported Operating Income attributable to Tim Hortons Inc.:	$495.4
Add: Public company reorganization—professional advisory and shareholder transaction costs	7.3
Less: Accounting Policy Change (ASC 810)	(1.7)

Adjusted Operating Income	$501.0

(in millions)
Reported Net Income attributable to Tim Hortons Inc.:	$296.4
Add: Public company reorganization—professional advisory and shareholder transaction costs, net of tax	6.7
Add: Public company reorganization—tax expense	20.0

Adjusted Net Income	$323.1

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table lists all elements of compensation directly or indirectly awarded to, earned by, or paid or payable by the corporation or one of its subsidiaries to each named executive officer for the fiscal years ended 2007, 2008 and 2009.

Name and Principal Position	Year	Salary ($)(1)	Share- Based Awards ($)(2)	Option Based Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)		Pension Value ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)(7)
					Annual Incentive Plans(4)	Long-Term Incentive Plans

Paul D. House Executive Chairman	2009	$538,454	$175,000	$273,823	$500,000	$0	$15,714	$39,805	$1,542,796
	2008	$604,799	$403,000	$403,000	$520,000	$0	$15,000	$378,507	$2,324,306
	2007	$602,114	$1,409,340	$0	$945,000	$0	$14,286	$390,661	$3,361,401

Donald B. Schroeder President and Chief Executive Officer	2009	$649,029	$700,000	$483,500	$700,000	$0	$15,714	$240,385	$2,788,628
	2008	$552,153	$483,500	$483,500	$560,000	$0	$15,000	$253,886	$2,348,039
	2007	$297,364	$413,082	$0	$498,750	$0	$14,286	$189,925	$1,413,407

Cynthia J. Devine, Chief Financial Officer	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$93,488	$1,509,105
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$80,778	$1,266,152
	2007	$297,364	$413,082	$0	$498,750	$0	$14,286	$76,032	$1,299,514

David F. Clanachan Chief Operations Officer, United States and International	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$159,364	$1,574,981
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$191,987	$1,377,361
	2007	$297,325	$413,082	$0	$498,750	$0	$14,286	$110,599	$1,334,042

William A. Moir Chief Brand and Marketing Officer	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$157,199	$1,572,816
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$200,088	$1,385,462
	2007	$297,364	$413,082	$0	$498,750	$0	$14,286	$187,037	$1,410,519

Roland M. Walton Chief Operations Officer, Canada	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$163,451	$1,579,068
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$202,482	$1,387,856
	2007	$297,364	$413,082	$0	$498,750	$0	$14,286	$190,256	$1,413,738

(1)	Base salaries for the named executive officers, other than the Executive Chairman, did not change in 2009. Salary paid in 2009 was higher than the amount established for 2009 due to an extra pay period in 2009. For 2009, base salary for the CEO and the non-CEO named executive officers were $625,000 and $372,500, respectively, which were unchanged from 2008. Base salary for the Executive Chairman was reduced from $600,000 to $500,000 in March 2009. For 2008, the base salary for Mr. Schroeder reflects his appointment as CEO in March 2008. Messrs. House and Schroeder do not receive additional compensation for their service as directors.

(2)	Amounts shown represent the grant-date fair value of P+RSU/RSUs. The 2009 amounts for all named executive officers represent P+RSUs earned in respect of 2009 performance that are to be awarded in May 2010 in accordance with our equity grant and settlement policy applicable to all equity-based awards. This policy provides for an annual grant date that is the closest TSX trading day to May 15 of each year. The number of units to be awarded will be determined using the closing price of our common shares on the TSX on the day prior to the grant date.

Amounts for 2009 for the non-CEO named executive officers (named executive officers other than the Executive Chairman and CEO) also include the special performance award of RSUs valued at $100,000. Refer to “Compensation Discussion and Analysis—Elements of our Executive Compensation Program—Special 2009 Performance Award.”

Amounts shown for 2008 represent two separate annual award opportunities, which is reflective of the change in the type of equity-based awards granted under the 2006 Plan to P+RSUs from time-vested RSUs. First, the amount set forth in this column as a 2008 share-based award represents the RSU award made to named executive officers in May of 2008. This was the first grant under the new approach of 50/50 split of P+RSUs and options/SARs, which did not qualify as performance-based compensation for 2007 because the performance objective was established late in the year (December 2007) and, therefore, was included in 2008 compensation rather than 2007. Second, because the 2008 EBIT performance objective was not satisfied under the P+RSU program, no P+RSU grant was made in May of 2009. Had the award been made, it would have been reflected with 2008 compensation because it was based on 2008 performance.

(3)	Amounts shown represent the grant-date fair value of stock options with tandem stock appreciation rights (“SARs”) granted to the named executive officers. For compensation purposes, the number of options/SARs granted in 2009 and 2008 were determined using a Black-Scholes valuation methodology with the following variables:

	2009	2008
Maturity Date or Term	7 years	7 years
Risk-free Interest Rate	2.36%	3.32%
Dividend Yield	$0.40	$0.36
Share Price Volatility	24.99%	19.18%

The valuation methodology for the stock option/SARs awarded in 2008 also contained a tax premium assumption as described earlier under “—Options/SARs” in the “Compensation Discussion and Analysis.” The following grant prices and Black-Scholes values were used in 2009 and 2008 to determine the number of options/SARs awarded to named executive officers based on the intended compensation value: $28.87 and 21.22% (2009); and, $33.02 and 28.28% (2008). As a result of the change in design of our long-term equity incentive program from 100% RSUs to a 50/50 split of P+RSUs and options/SARs, to determine the number of option/SARs, we reduce the intended compensation value (the numerator) by a factor that considers the impact of vesting and other plan design features that are also considered in the calculation of the Black-Scholes value (the denominator).

The grant-date fair value determined for compensation purposes will differ from the accounting fair value disclosed in our financial statements. The main difference for both options/SARs grants is the use of a shorter maturity date or term for accounting purposes and, for 2008, the use of the tax premium for compensation purposes, but not for accounting purposes. The risk-free interest rate and volatility for accounting purposes also differ from the compensation methodology because they are aligned with the shorter maturity date or term.

(4)	Non-equity incentive plan compensation for 2009 reflects annual cash incentive compensation earned by each named executive officer under the EAPP. Under the EAPP, the named executive officers may earn annual cash awards based on achievement of pre-established annual performance objectives. These objectives may include a variety of financial performance metrics for our company as a whole or for an operating unit, including (i) earnings per share, (ii) net income or earnings (which may be expressed as earnings before specified items), (iii) return on assets, (iv) return on invested capital, (v) revenue, (vi) operating income (EBIT), (vii) cash flow, (viii) total shareholder return, and (ix) any combination of these measures. Performance objectives may be absolute, or relative to prior performance or to the performance of one or more other companies or external indices, and may be expressed as a progression within a specified range. For 2008 and 2009, these performance objectives included operating income, or EBIT (as to 75% of the award), and net income (as to 25% of the award). The payouts for 2009 were at 100% of “target,” which is an improvement over prior year where payouts represented 80% of “target” due to the restaurant closure costs and related asset impairment charges incurred in late 2008 as a result of the decision to close eleven underperforming restaurants in two southern New England markets.

(5)

These amounts represent employer contributions to the company-wide defined contribution pension plan. See Defined Contribution Plans Table. No above-market or preferential earnings on non-qualified deferred contribution plans were paid or credited in 2007, 2008 or 2009. We do not maintain or otherwise contribute to any defined benefit or other actuarial plans.

(6)	The amounts shown in this column are comprised of the items listed in the table below. All of these items are treated as taxable benefits to the executive officer with the exception of the executive medical benefit.

	Year	Company Car	Personal Use of Company Aircraft	Life Insurance Coverage	Executive Medical	Contributions to Savings Plan/SERP	Service Awards	DERs on RSUs/ P+RSUs	Total
Paul D. House	2009	$19,586	$6,685	$1,267	$1,840	$0	$0	$10,427	$39,805
	2008	$23,724	$9,951	$2,324	$1,790	$319,956	$0	$20,762	$378,507
	2007	$30,803	$16,002	$2,050	$1,365	$320,365	$349	$19,727	$390,661

Donald B. Schroeder	2009	$22,977	$3,343	$2,773	$1,840	$201,911	$0	$7,541	$240,385
	2008	$26,661	$0	$2,773	$1,395	$213,742	$0	$9,315	$253,886
	2007	$26,010	$0	$2,233	$0	$155,145	$349	$6,188	$189,925

Cynthia J. Devine	2009	$22,061	$0	$2,773	$1,545	$62,968	$0	$4,141	$93,488
	2008	$21,936	$0	$2,773	$1,395	$47,483	$147	$7,044	$80,778
	2007	$22,278	$0	$2,233	$1,295	$43,689	$349	$6,188	$76,032

David F. Clanachan*	2009	$17,476	$6,685	$2,773	$1,875	$125,914	$0	$4,141	$159,364
	2008	$9,065	$0	$2,773	$0	$167,329	$0	$6,920	$191,987
	2007	$23,626	$0	$2,233	$1,295	$75,529	$1,944	$5,972	$110,599

William A. Moir	2009	$22,306	$0	$2,773	$2,065	$125,914	$0	$4,141	$157,199
	2008	$21,712	$0	$2,773	$1,395	$167,329	$0	$6,879	$200,088
	2007	$22,114	$0	$2,233	$1,295	$155,145	$349	$5,901	$187,037

Roland M. Walton	2009	$22,458	$6,395	$2,773	$1,770	$125,914	$0	$4,141	$163,451
	2008	$24,106	$0	$2,773	$1,395	$167,329	$0	$6,879	$202,482
	2007	$24,608	$0	$2,233	$1,690	$155,145	$679	$5,901	$190,256
*	The total amount of “All Other Compensation” reported above for Mr. Clanachan includes $500 paid in 2009 for tax preparation and $5,900 paid in 2008 in connection with certain tax adjustments related to his cross border work subsequent to his appointment as Chief Operations Officer, U.S. and International.

The values for the car and personal use of our company aircraft were determined on the basis of aggregate incremental costs to us. Incremental costs for the car are the actual costs to us of the lease payment, gas costs, and maintenance costs for the vehicle used by the named executive officer. Incremental costs for aircraft use were calculated based on average variable operating cost per flight hour multiplied by flight hours. The average variable operating cost per hour was calculated based on aggregate costs for the year, including fuel, engine reserves (engine reserves are an accrued expense for future maintenance on aircraft engines), repair and maintenance costs, travel expenses for flight crew and temporary pilot costs, hanger and parking ramp fees, landing fees, catering and miscellaneous handling charges, divided by aggregate hours flown. Fixed costs, such as flight crew salaries, wages and other employment costs, training, depreciation, hanger rent, utilities, insurance and taxes, are not included in incremental costs since these expenses are incurred by us irrespective of personal use of aircraft. See discussion under “Compensation Discussion and Analysis—Executive Benefits and Perquisites” regarding our policy limiting the personal use of our aircraft by executive officers and directors. Executive medical costs are the actual costs to us of executive medical assessments performed in 2007, 2008 and 2009 and paid for by us. The value associated with DERs on unvested RSUs and P+RSUs on the payment date for our named executive officers is included in “All Other Compensation” and not included in the grant-date fair value associated with the underlying RSU and P+RSU awards set forth in the “Share-Based Awards” column of the Summary Compensation Table.

(7)	The decrease in Mr. House’s total compensation over the past two years resulted from his transition to Executive Chairman in 2008 and a reduction in the level of services required, although Mr. House remains accountable for the performance of financial and business goals and objectives along with the remainder of the executive team.

The increase in Mr. Schroeder’s total compensation over the past two years is due to his appointment as CEO and corresponding increases in responsibilities and accountabilities. For additional commentary regarding the compensation of Messrs. House and Schroeder, see “Compensation Discussion and Analysis—2009 Compensation Determinations Generally Made in February 2009” and “Compensation Discussion and Analysis—2010 Compensation Determinations.”

Compensation for 2008 for our named executive officers was adversely impacted by the lower-than-target EAPP payout and no P+RSU award (for the May 2009 grant). In 2009, compensation for the named executive officers increased primarily as a result of strong financial performance and significant qualitative business achievements in 2009, resulting in a higher EAPP payout versus 2008, the P+RSU award being made at “target,” and the special RSU performance award (for non-CEO named executive officers only).

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

In connection with the corporation’s reorganization as a Canadian public company, all rights arising under our equity compensation plans to purchase or receive, or receive payment based on, the common stock of our former (Delaware) public company parent, now entitle the holders to purchase or receive, or receive payment based on, as applicable, an equal number of the corporation’s common shares.

The following table lists all option-based or share-based awards outstanding as of January 3, 2010 that have been made to the named executive officers of the corporation.

		Option-Based Awards				Share-Based Awards*
Name	Grant Date	Number of securities underlying unexercised Options (#) (1)	Option exercise price ($) (2)	Option expiration date	Value of unexercised in-the-money Options ($) (3)	Number of shares or units of shares that have not vested (#) (4)	Market or payout value of share- based awards that have not vested ($) (5)
Paul D. House	May 15, 2009	40,783	$28.87	May 15, 2016	$132,953	0	$0
	May 15, 2008	39,393	$33.02	May 15, 2015	$0	12,468	$400,584

Donald B. Schroeder(6)	May 15, 2009	72,012	$28.87	May 15, 2016	$234,759	0	$0
	May 15, 2008	47,262	$33.02	May 15, 2015	$0	14,958	$480,615

Cynthia J. Devine	May 15, 2009	30,762	$28.87	May 15, 2016	$100,284	0	$0
	May 15, 2008	20,189	$33.02	May 15, 2015	$0	6,390	$205,298

David F. Clanachan	May 15, 2009	30,762	$28.87	May 15, 2016	$100,284	0	$0
	May 15, 2008	20,189	$33.02	May 15, 2015	$0	6,390	$205,298

William A. Moir	May 15, 2009	30,762	$28.87	May 15, 2016	$100,284	0	$0
	May 15, 2008	20,189	$33.02	May 15, 2015	$0	6,390	$205,298

Roland M. Walton	May 15, 2009	30,762	$28.87	May 15, 2016	$100,284	0	$0
	May 15, 2008	20,189	$33.02	May 15, 2015	$0	6,390	$205,298
*	Does not include the special performance award of $100,000 for the non-CEO named executive officers, which was granted on March 9, 2010. This resulted in an award of 3,050 RSUs for each non-CEO named executive officer, of which 50% will vest in May 2010 and the remaining 50% will vest in May 2011. These RSU awards vest and settle upon termination for any reason, other than “for cause,” because they are a special award for prior-year performance.

(1)	Represents the number of options/SARs granted to the named executive officers in 2008 and 2009. No options/SARs were granted to any named executive officers prior to 2008. The options/SARs vest in equal installments on the first, second, and third anniversaries of the grant date and expire on the seventh anniversary of the grant date, absent death, disability, retirement or termination. In March 2009, the Committee reviewed the practice of including a tax premium assumption in the Black-Scholes methodology for valuing options/SARs and determined to discontinue the practice, which resulted in a lower Black-Scholes value. As a result, approximately 40% more options/SARs were granted in 2009 than if the tax premium assumption had been applied.

(2)	Represents the mean of the high and low stock price of our common shares on the TSX (the “fair market value” as defined under the 2006 Plan, as designated by the Compensation Committee) on the date of grant. Following the adoption in October 2009 of our equity grant and settlement policy, the exercise price of options/SARs granted thereafter will be the closing price of our common shares as reported on the TSX for the trading day immediately preceding the grant date.

(3)	The value of unexercised in-the-money options is equal to the difference between the exercise price and the closing price of our common shares on the TSX on December 31, 2009 of $32.13. The December 31, 2009 value of stock options granted in 2008 is $0 as the exercise price was higher than the closing price on that date.

(4)	Represents the number of P+RSUs granted to the named executive officers that had not vested as of January 3, 2010, plus unvested dividend equivalent rights (“DERs”). Each named executive officer automatically accumulates additional RSUs each time we pay a dividend on our common shares to shareholders at-large. In 2009, dividends were declared quarterly at a rate of $0.10 per share (or per RSU). These additional RSUs vest at the same time as the underlying RSUs to which they relate. We recently announced that our dividend rate for 2010 would increase to $0.13 per share, subject to the discretion of our Board of Directors as to the declaration of all future dividends. The value of these DERs is set forth in the Components of All Other Compensation Table in Note (6) to the Summary Compensation Table. DERs do not accrue until after the performance condition is satisfied and the P+RSUs are granted (as RSUs). The P+RSUs granted to the named executive officers in 2008 cliff vest on November 15, 2010.

P+RSUs, which are granted in May of a given year based on the financial results of the prior completed fiscal year, were not granted in May 2009 as the 2008 EBIT performance target was not met. P+RSUs that will be granted in May 2010 (for 2009 performance) are not included in the table.

(5)	The market or payout value of share-based awards is based on the closing price of our common shares on the TSX on December 31, 2009 of $32.13.

(6)	Mr. Schroeder recommended, and the Board of Directors agreed, that his unvested P+RSUs granted in May 2008 would be forfeited if he retired prior to November 15, 2010.

Incentive Plan Awards—Value Vested or Earned During the Year

The following table lists, with respect to each named executive officer, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended January 3, 2010.

Name	Option- based awards— Value vested during the year ($)(1)	Share- based awards— Value vested during the year ($)(2)	Non-equity incentive plan compensation—Value earned during the year ($)(3)
Paul D. House	$0	$827,134	$500,000
Donald B. Schroeder	$0	$242,441	$700,000
Cynthia J. Devine	$0	$242,441	$500,000
David F. Clanachan	$0	$242,441	$500,000
William A. Moir	$0	$242,441	$500,000
Roland M. Walton	$0	$242,441	$500,000
(1)	Represents the total value of options/SARs that vested in 2009. Currently, only one-third of the options/SARs granted on May 15, 2008 have vested, and they were out-of-the-money as of January 3, 2010. The options/SARs granted in 2009 had not vested as of January 3, 2010.

(2)	Consists of the remaining two-thirds of the RSUs granted on May 8, 2007, which vested equally on May 15, 2009 and November 15, 2009 and a ratable portion of DERs converted to RSUs over the vesting period for this award. Values are based on a settlement price of $28.87 for the RSUs that vested in May and $31.25 for the RSUs that vested in November. The P+RSU award made in May 2008 cliff vests after 30 months (i.e., on November 15, 2010) and, therefore, is not reflected in the above table.

(3)	Represents the total value of annual cash incentive awards under the EAPP for 2009. These amounts are also reported in the Summary Compensation Table.

Defined Contribution Plans Table

The table below shows the accumulated value at the beginning and end of the fiscal year ended January 3, 2010 for each named executive officer participating in the corporation’s defined contribution pension plan (“DCPP”). Contributions for the non-registered savings plan are not included in this table, but are described below and reported in the Summary Compensation Table under the heading “All Other Compensation.”

Name	Accumulated value at start of year ($)	Compensatory ($)(1)	Non-compensatory ($)(2)	Accumulated value at year end ($)
Paul D. House	$455,741	$15,714	$ 55,796	$527,251
Donald B. Schroeder	$295,137	$15,714	$149,102	$459,953
Cynthia J. Devine	$ 84,722	$15,714	$ 29,494	$129,930
David F. Clanachan	$175,683	$15,714	$ 68,157	$259,554
William A. Moir	$309,958	$15,714	$ 23,440	$349,112
Roland M. Walton	$186,398	$15,714	$ 76,861	$278,973
(1)	Represents contributions by the corporation to each named executive officer’s account under the DCPP during 2009.

(2)	Includes any contributions made to the DCPP by the named executive officers plus any investment income or loss credited during the year.

For additional information on the Defined Contribution Pension Plan, see “Compensation Discussion and Analysis—Retirement Benefits.”

Non-registered Executive Retirement Savings Plan for 2009

As described in the “Compensation Discussion and Analysis–Retirement Benefits” section, effective January 1, 2009, our Board approved the Personal Supplemental Executive Retirement Savings Plan (“Savings Plan”) for our named executive officers. In connection with the termination of the former SERP, all participants were deemed fully vested as of December 31, 2008, and distributions of account balances were made to these participants in 2009.

As of December 31 of each plan year, beginning with the 2009 plan year, we will contribute to the Savings Plan an amount (expressed as a percentage of a participant’s base salary and cash incentive compensation) for each participant who was actively employed by us on December 31 and was less than 69 years old. Because contributions are made shortly following the end of the year but cash incentive payments under the EAPP are determined in February, the annual Savings Plan contribution is based on a percentage of the current year’s base salary and the cash incentive received by the named executive officer in the current year (in respect of the prior year’s performance). The participants in the Savings Plan are not permitted to make contributions to the plan. All current participants in the Savings Plan are fully vested.

Contributions made by the corporation to the named executive officers are directed to a vested account, and the amounts held in such accounts will be invested in permitted investments at the direction of the respective participant. Because this is the first year of contributions made by the corporation under the new Savings Plan, these contributions have not accumulated any investment growth (or losses) as of January 3, 2010. These contributions have been included in the Summary Compensation Table under the heading “All Other Compensation” and further described in the Components of All Other Compensation Table in Note (6) to the Summary Compensation Table.

General Description of Our 2006 Stock Incentive Plan

The 2006 Plan is an omnibus plan that is designed to allow us to compensate employees in a variety of ways through a broad range of equity-based awards. The 2006 Plan authorizes the issuance of up to 2,900,000 common shares (or 1.5% of our issued and outstanding common shares at inception of the 2006 Plan) pursuant to awards of restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and share awards. As of January 3, 2010, there were outstanding equity awards covering 1,038,670 common shares, which represents less than 1% of our issued and outstanding common shares on that date. The 2006 Plan provides that the maximum number of common shares for which awards may be granted to any participant in any calendar year may not exceed 250,000 for performance shares and 250,000 for options and stock appreciation rights, collectively. The value of performance units that any participant may receive in any year may not exceed US$4,000,000. There are no comparable limits applicable to RSU (including P+RSU) grants. The 2006 Plan provides that the number of shares issuable to all insiders (as defined under Canadian securities laws), on an aggregate basis, at any time under all security-based compensation arrangements, may not exceed 10% of our issued and outstanding common shares.

Under the 2006 Plan, awards that are subject to vesting or performance conditions are not transferable until they have vested or until the performance conditions have been satisfied, as applicable; however, they become fully vested upon the grantee’s death or disability (as defined under the 2006 Plan). Furthermore, options/SARs are not transferable and are only exercisable by the grantee during his or her lifetime or by his or her estate or legal representative following the death or disability of the grantee, unless otherwise provided for in a separate agreement or at the determination of the Committee. Except in the case of the retirement, death or disability of a grantee, or upon termination of a grantee’s employment in connection with the sale of a subsidiary, unvested awards will be immediately forfeited and any vested options/SARs will be exercisable for 90 days following termination, subject to extension until the next trading window during which the grantee could trade in our securities, if the expiration of the 90-day period occurs outside of a trading window.

As part of the reorganization, the 2006 Plan remained largely unchanged except that we assumed all rights and obligations of our former public company (Delaware) parent. The conversion was done on a one-to-one basis and, as such, the reorganization did not result in any increase to our “overhang,” which we define for this purpose as the total number of shares required to be issued pursuant to the exercise of options and/or other equity awards outstanding and assumed by us in connection with the reorganization plus shares otherwise available for issuance under the equity compensation plans assumed by us. All previous rights to purchase or receive, or receive payment based on, common stock of our former Delaware corporation arising under its equity compensation plans now entitle the holder to purchase or receive, or receive payment based on, as applicable, an equal number of our common shares.

We made certain technical and other amendments to the 2006 Plan in 2009, the most significant of which include: (i) for ease of administration, moving from a fair market value concept that applied the average of the high and low prices on the TSX with an approach that utilizes the prior day closing price on the TSX or, as the Committee may determine, the NYSE; (ii) clarifying authority of the Committee to establish exercise procedures in connection with option/SAR exercise transactions, including procedures providing for a minimum number of shares or a minimum dollar value applicable to option and/or SAR exercises; and (iii) the addition of recoupment or clawback provisions consistent with our Recoupment Policy (see “Compensation Discussion and Analysis—Recent Governance Policies and Determinations—Recoupment Policy”). In addition, in February 2010, the 2006 Plan was amended to replace the “single trigger” approach for vesting and settlement of equity awards upon a change in control with “double trigger,” which does not result in accelerated vesting and settlement upon a change in control unless a termination of employment occurs (see “—Recent Governance Policies and Determinations—Amendments to the 2006 Stock Incentive Plan and Change in Control Agreements to Reflect ‘Double Trigger’”).

Equity Compensation Plan Information

The following table sets forth, as of the end of the corporation’s last fiscal year (a) the number of securities that could be issued upon exercise of all outstanding options/SARs and vesting of all outstanding RSUs under the corporation’s equity compensation plans, (b) the weighted average exercise price of outstanding options/SARs under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options/SARs.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(2) (c)
Equity compensation plans approved by securityholders	1,038,670	$29.86	1,297,853
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
(1)	Awards issuable under the 2006 Plan included in the 1,038,670 total number of securities in column (a) above are approximately 311,959 RSUs (including RSUs issued as a result of P+RSUs) and DERs associated with the RSUs, subject to vesting requirements, and 726,777 stock options and related SARs. Of the 726,777 options/SARs outstanding at January 3, 2010, only 55,798 were exercisable as of that date due to vesting requirements.

(2)	The average exercise price in this column is based only on stock options and related SARs as RSUs (including P+RSUs) have no “exercise price” required to be paid by the recipient upon vesting and settlement.

Before making annual equity awards, the Committee considers the impact of the new awards on such factors as dilution and overhang, as well as the burn rate of annual grants against the number of total common shares outstanding. As set forth on the table below, the corporation’s dilution, overhang, and burn rates are low by industry standards.

Equity Award Factor	% as of January 3, 2010
Dilution—the total number of equity awards outstanding divided by the total number of common shares outstanding	0.59%
Overhang—total number of equity awards available to grant plus equity awards outstanding, divided by total number of common shares outstanding	1.32%
Burn Rate—number of equity awards issued in 2009, divided by the total number of common shares outstanding	0.39%

Termination and Change in Control Benefits

As described under “Compensation Discussion and Analysis—Written Change in Control (Employment) Agreements and Post-Employment Covenants,” other than the change in control agreements with our named executive officers, we do not have any employment or other agreements or arrangements that provide for payments to be made to the officers following a termination of employment, and we do not have a formal severance policy for the named executive officers. However, the named executive officers will receive certain benefits under our compensation plans and programs upon termination of employment, including in connection with a change in control, as described below.

Prior to February 2010, the 2006 Plan provided for a “single trigger” approach for equity awards in change in control situations, such that if there were a change of control, previously granted awards would automatically vest regardless of whether an award holder’s employment was terminated in connection with the change in control. However, after giving consideration to the issue of a “single trigger” versus a “double trigger,” our Compensation Committee determined that, going forward, a “double trigger” approach should be used with respect to equity awards under the 2006 Plan in the event of a change in control. Accordingly, all existing change in control agreements have been amended to provide for a “double trigger” approach, as has the 2006 Plan in respect of any future awards. As a result of these changes, our change of control agreements and the 2006 Plan are aligned.

2006 Stock Incentive Plan

The 2006 Plan contains provisions concerning the treatment of awards upon termination of employment, including a change in control, which apply unless the Compensation Committee determines otherwise in a separate agreement with the named executive officer. These provisions are as follows:

•

Termination due to death/disability: Any RSUs (including P+RSUs) vest immediately upon death or disability. Options/SARs will become immediately exercisable and may be exercised for four years following death or disability (but in no event beyond the maximum term of the option or SAR).

•

Retirement: Any RSUs (including P+RSUs) granted in 2008 and thereafter will remain outstanding and continue to vest in accordance with their applicable vesting schedules. Any vested options/SARs will remain exercisable, and unvested options/SARs will continue to vest in accordance with the original vesting schedule and will remain exercisable for up to four years following retirement, or until the original termination date, whichever is earlier (but in no event beyond the maximum term of the option or SAR).

•

Change In Control: The definition of “change in control” in the 2006 Plan is substantially the same as in our change in control agreements. In respect of awards granted prior to May 2010, all restrictions on the exercise or vesting of awards lapse upon a change in control of our corporation whether or not the executive officer remains employed by us or any successor corporation after the change in control. However, as a result of the move to a “double trigger” approach for equity awards, any awards made under the 2006 Plan after May 2010 will vest in accordance with normal vesting schedules after a change in control, unless a termination of employment occurs.

•

Other Termination: If employment of a named executive officer is terminated for any reason other than those described above, all unvested stock options/SARs and other awards will terminate and any unvested portion of RSUs (including P+RSUs) will be forfeited, unless otherwise determined by the Compensation Committee at any time prior to or after termination. However, any vested options/SARs will remain exercisable for a period of 90 days following termination of employment, subject to extension for exercise to occur during the next trading window during which the insider could trade, if expiration of the 90-day period occurs outside of a trading window.

EAPP

Under the EAPP, absent a change in control (see below), annual cash incentives are not payable unless the named executive officer is employed by us on the date that the payment is made (usually in February of each year). However, subject to the Compensation Committee’s discretion, if the executive officer’s employment is terminated by reason of death, disability, or retirement after the executive reaches the age of 60 with ten years of continuous service with us prior to the end of the year for which the incentive is to be paid, he or she will be entitled to a pro rata portion (or 100%, if termination occurs after the end of the year) of the cash incentive otherwise payable for that year, when paid.

The EAPP provides that, upon the occurrence of a change in control of our corporation, the cash incentive payable to each named executive officer in the year of the change in control will be the greatest of (i) the cash incentive payment received by the executive officer in the fiscal year prior to the year in which the change in control occurs, (ii) the cash incentive that would be payable in the year of the change of control assuming that the target level of performance was obtained, and (iii) the cash incentive that would be payable in the year of the change of control based on our corporation’s actual performance for that year through the date of the change of control. The definition of “change in control” in the EAPP (see below) is substantially the same as in our change in control agreements. For executive officers whose employment is terminated without cause or by the officer for good reason in connection with a change in control, the cash incentives under the EAPP will be paid as if they had remained employed through the usual payment date under the EAPP. The definitions of “cause” and “good reason” in the EAPP are similar to those in our change in control agreements. Any payments made under the EAPP as a result of a change in control will reduce the amount payable under the named executive officer’s change in control agreement as short-term incentive compensation for the year in which termination occurs. The Compensation Committee believes the approach to setting minimum guaranteed EAPP payments in the event of a change in control (as described above) is appropriate because change in control transactions can result in increased costs to us, which might adversely affect our financial results and thus the awards that would otherwise be payable to the officers under the EAPP, regardless of our business performance. The Committee believes that such factors should not adversely affect cash incentive payments to be paid in the year of the change in control. See “EAPP Payout” in Notes (1) and (4) to the Termination Following a Change in Control Table for quantification of these payments, which will be the same as those provided under the change in control agreements (but not duplicated) in the year in which termination occurs.

Personal Supplemental Executive Retirement Savings Plan

Absent a change in control and the occurrence of certain other events, distributions from a participant’s vested account or tax free savings account under the Savings Plan may be made after vested participants retire from employment after having attained (i) age 60 and having completed at least ten years of service, or (ii) age 65. Participants are also entitled to receive distributions under the plan (after vesting requirements have been met) if (i) their employment is terminated for any reason, (ii) they die or become disabled, (iii) they are terminated after a change in control, or (iv) other circumstances designated by the Compensation Committee have occurred. Each SERP participant immediately prior to January 1, 2009 became a fully vested participant under the Savings Plan, provided that such participant had completed three years of service at such time.

Under the Savings Plan, participants become 100% vested in benefits accrued to them if there is a “change in control,” which is defined somewhat differently in the Savings Plan than under the change in control agreements. However, similar to the change in control agreements, payments under the Savings Plan are not triggered unless an executive’s employment is terminated following a change in control (i.e., a double trigger). Additionally, under both the EAPP and the Savings Plan, if a named executive officer’s employment is terminated without cause prior to a change in control but the executive officer can reasonably demonstrate that the termination (i) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a change of control, or (ii) otherwise arose in connection with, or in anticipation of, a change in control, the termination will be treated as if it occurred after a change in control, if a change in control actually occurs.

Under the Savings Plan, a change in control means:

•	the direct or indirect acquisition of a majority of the voting shares of our corporation or our subsidiary, The TDL Group Corp. (“TDL”), by any unaffiliated entity;

•

the merger or amalgamation of our corporation or TDL into an unaffiliated entity the effect of which is that a majority of the voting shares of our corporation or TDL are acquired, directly or indirectly, by any unaffiliated entity;

•	the acquisition of all or substantially all of the assets of our corporation or TDL by an unaffiliated entity; or

•	with respect to any participant who is and continues to be employed by a person other than our corporation or TDL, such employer ceases to be an affiliate of our corporation for any reason whatsoever.

Notwithstanding the foregoing, the following events are deemed not to constitute a change in control under the Savings Plan:

•	the amalgamation or merger of our corporation, TDL or an affiliate with our corporation, TDL or an affiliate;

•	the dissolution of our corporation, TDL or an affiliate into our corporation, TDL or an affiliate; or

•	the acquisition of all or substantially all of the assets or voting shares of our corporation, TDL or an affiliate by an affiliate.

Payments Following a Termination of Employment

The following table sets forth the aggregate amounts our named executive officers would have received upon termination of employment under the 2006 Plan, EAPP, the Savings Plan and change in control agreements in the various scenarios indicated, determined as if termination occurred on January 3, 2010. As discussed above, upon termination of employment, other than due to a change in control, death, disability, retirement or without cause under limited circumstances, unvested RSUs (including P+RSUs) and options/SARs are forfeited and no payments would be made under the EAPP. In the event of a mid-year termination, the following would also be due to the executive: a lump sum payment equal to accrued base salary and vacation pay through the termination date; if termination was due to a change in control, or for retirement-eligible employees, a pro rata portion of any cash incentives that would have been paid under the EAPP in respect of the fiscal year in which termination occurs; and, any other benefits that have been earned prior to the date of termination. We have not included these amounts in the table below, however, as they are either likely to be relatively insignificant amounts or not applicable because the table describes a year-end termination. The only guaranteed payments that the named executive officers would be entitled to receive on a termination of employment for any reason other than death, disability, retirement, and without cause in limited circumstances, absent a change in control, would be (i) any accumulated benefits under the Savings Plan, and (ii) payments under our defined contribution pension plan. See “Retirement Benefits.” References to Termination for “Cause” or “Without Cause” in the table below are actions that may be taken by the corporation. References to Termination for “Good Reason” or “Without Good Reason” in the table below are actions that may be taken by the named executive officers. See the definitions, and certain related implications, provided after the table below for additional information.

	EAPP Payout (1)	Equity (P+RSU/ Options) (2)	Savings Plan (3)	Pension Plan (3)	Cash Severance (Change In Control) (4)	Other Benefits (Change In Control) (5)	Total
Paul D. House
Death or Disability	$500,000	$533,537	—	$527,251	—	—	$1,560,788
Retirement/Resignation (6)	$500,000	$533,537	—	$527,251	—	—	$1,560,788
Termination For Cause	—	—	—	$527,251	—	—	$527,251
Termination Without Cause (6)	$500,000	$533,537	—	$527,251	—	—	$1,560,788
Termination Following a Change In Control (Without Cause or For “Good Reason”) (7)	$520,000	$533,537	—	$527,251	$3,795,367	$148,021	$5,524,176

Donald B. Schroeder
Death or Disability	$700,000	$715,374	$201,911	$459,953	—	—	$2,077,238
Retirement/Resignation (6)	$700,000	$715,374	$201,911	$459,953	—	—	$2,077,238
Termination For Cause	—	—	$201,911	$459,953	—	—	$661,864
Termination Without Cause (6)	$700,000	$715,374	$201,911	$459,953	—	—	$2,077,238
Termination Following a Change In Control (Without Cause or For “Good Reason”) (7)	$700,000	$715,374	$201,911	$459,953	$4,047,087	$597,191	$6,721,516

Cynthia J. Devine
Death or Disability	$500,000	$305,582	$62,968	$129,930	—	—	$998,480
Retirement/Resignation	—	—	$62,968	$129,930	—	—	$192,898
Termination For Cause	—	—	$62,968	$129,930	—	—	$192,898
Termination Without Cause	—	—	$62,968	$129,930	—	—	$192,898
Termination Following a Change In Control (Without Cause or For “Good Reason”) (7)	$500,000	$305,582	$62,968	$129,930	$1,773,642	$260,173	$3,032,295

	EAPP Payout (1)	Equity (P+RSU/ Options) (2)	Savings Plan (3)	Pension Plan (3)	Cash Severance (Change In Control) (4)	Other Benefits (Change In Control) (5)	Total

David F. Clanachan
Death or Disability	$500,000	$305,582	$125,914	$259,554	—	—	$1,191,050
Retirement/Resignation	—	—	$125,914	$259,554	—	—	$385,468
Termination For Cause	—	—	$125,914	$259,554	—	—	$385,468
Termination Without Cause	—	—	$125,914	$259,554	—	—	$385,468
Termination Following a Change In Control (Without Cause or For “Good Reason”) (7)	$500,000	$305,582	$125,914	$259,554	$1,773,642	$285,679	$3,250,371

William A. Moir
Death or Disability	$500,000	$305,582	$125,914	$349,112	—	—	$1,280,608
Retirement/Resignation (6)	$500,000	$305,582	$125,914	$349,112	—	—	$1,280,608
Termination For Cause	—	—	$125,914	$349,112	—	—	$475,026
Termination Without Cause (6)	$500,000	$305,582	$125,914	$349,112	—	—	$1,280,608
Termination Following a Change In Control (Without Cause or For “Good Reason”) (7)	$500,000	$305,582	$125,914	$349,112	$1,773,642	$285,679	$3,339,929

Roland M. Walton
Death or Disability	$500,000	$305,582	$125,914	$278,973	—	—	$1,210,469
Retirement/Resignation	—	—	$125,914	$278,973	—	—	$404,887
Termination For Cause	—	—	$125,914	$278,973	—	—	$404,887
Termination Without Cause	—	—	$125,914	$278,973	—	—	$404,887
Termination Following a Change In Control (Without Cause or For “Good Reason”) (7)	$500,000	$305,582	$125,914	$278,973	$1,773,642	$285,679	$3,269,790

(1)	Amounts paid under the EAPP after “Termination Without Cause” or “Termination For Good Reason” following a change in control, reduce dollar for dollar any amount payable in respect of the short-term incentive payment in the year of termination under the change in control agreements such that there is no duplication of payment. See the second bullet in note (4) below. The EAPP establishes a minimum short-term incentive payment under the EAPP for the year in which the change in control occurs. See “Termination and Change in Control Benefits—EAPP” and “—Personal Supplemental Executive Retirement Savings Plan,” above.

(2)	The value of the unvested P+RSUs is based on the closing price of our common shares of $32.13 on the TSX on December 31, 2009 (our last business day in Canada during our fiscal year ended January 3, 2010). The value of unexercised, in the money options/SARs (2009 grant only) is based on the difference (or spread) between the exercise price of $28.87 and $32.13 multiplied by the number of unvested options/SARs. The 2008 option/SAR award has not been assigned any value given that the exercise price was above the stock price on January 3, 2010.

In respect of awards made prior to May 2010, all restrictions on the exercise or vesting of awards lapse upon a change in control of our corporation whether or not the executive officer remains employed by us or any successor corporation after the change in control due to the “single trigger” nature of these awards prior to the recent modification. As a result, Ms. Devine, and Messrs. Clanachan and Walton would be entitled to the full value of equity awards ($305,582) upon a termination without “Good Reason” in connection with a Change In Control, which is the same treatment for the other named executive officers by virtue of their retirement-eligible status.

(3)	Represents accumulated Savings Plan and pension plan amounts that would be payable in the event of termination for any reason, including following a change in control (i.e., the change in control does not result in additional payments relative to these accumulated balances).

(4)	Cash Severance with respect to a change in control for each named executive officer consists of:

•

a lump sum payment equal to the greater of (i) two times (three times for the CEO and Executive Chairman) the current year’s base salary, and (ii) two times (three times for the CEO and Executive Chairman) the average base salary for the current year and the two prior years; and,

•

a lump sum payment equal to the greater of (i) two times (three times for the CEO and Executive Chairman) the current year’s target cash incentive payment under the EAPP and (ii) two times (three times for the CEO and Executive Chairman) the average target cash incentive payment for the current year and the two prior years.

Lump sums are to be paid out within 10 days of the termination date, except that, to the extent that Mr. Clanachan is subject to the taxation laws of the United States and is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and the Treasury Regulations promulgated thereunder, he will not receive any of such sums until the first business day of the seventh month following his termination date.

(5)	Other Benefits with respect to a change in control for each named executive officer consists of:

•

a lump sum payment equal to the present value of the employer contributions the named executive officer would have accrued under the Savings Plan and defined contribution pension plan for the two years following the change in control (three years for the CEO and Executive Chairman). For Mr. House, only the defined contribution pension plan is included as Mr. House is not a participant in the Savings Plan. Various assumptions were required in connection with determining these values, including future base salaries remaining at 2010 levels, achievement of cash incentives at “target” for 2010 and 2011 fiscal years, employer contributions to the pension plan remaining at 2010 levels, and the use of the long-term bond rate to determine present value;

•	continuation of life insurance and other medical and health insurance for the two years (three years for the CEO and Executive Chairman) following termination; and,

•

payment of a monthly car allowance for the two years (three years for the CEO and Executive Chairman) following termination based on a pre-determined amount for the car, gas, maintenance and insurance for the grade level of the executive officer, as established by us from time to time.

(6)	Executives who are retirement-eligible can receive EAPP awards and receive their unvested P+RSUs and options/SARs, which will continue to vest over the scheduled vesting period, upon voluntary retirement. Accordingly, we have included these amounts in the table above under the description “Retirement/Resignation” and “Termination Without Cause” (by the corporation). Ms. Devine and Messrs. Clanachan and Walton are not currently retirement-eligible; consequently, no amounts are shown as being payable pursuant to the EAPP and the 2006 Plan for termination under those circumstances.

(7)	Pursuant to the change in control agreements, a named executive officer’s right to terminate his or her employment for “good reason” is not affected by his or her incapacity due to physical or mental illness.

Termination without “good reason” by a named executive officer may include retirement or resignation. Accordingly, for EAPP payouts, we have included amounts for retirement-eligible individuals only.

Applicable Definitions and Certain Implications

Under our change in control agreements, a “change in control” is defined as the occurrence of any of the following events:

•

An acquisition by any person or group of persons of shares representing more than 30% of our outstanding shares entitled to vote generally for the election of directors (excluding acquisitions made by us or a subsidiary of ours, an employee benefit plan or trust forming a part thereof established for the benefit of our employees or our subsidiaries, or any person in connection with the foregoing);

•

The directors as of December 5, 2006 (the “Incumbent Board”) cease for any reason to constitute at least 70% of the directors (provided that if the election or nomination for election by shareholders of any new director was approved by at least two-thirds of the Incumbent Board, such new director shall be considered a member of the Incumbent Board, and provided further that no director will be considered a member of the Incumbent Board if he or she initially assumed office as a result of an actual or threatened proxy contest);

•

The consummation of a merger, consolidation or reorganization with or into our corporation or in which our securities are issued, unless such transaction is a “Non-Control Transaction.” A Non-Control Transaction is one where (i) our shareholders before such transaction hold at least 70% of the voting power of the corporation surviving the transaction in substantially the same proportion as their ownership of voting power before the transaction; (ii) the members of the Incumbent Board immediately before such transaction constitute at least two–thirds of the board of the surviving corporation; and (iii) no person other than our corporation, a subsidiary of ours, an employee benefit plan or trust for the benefit thereof, or any person who immediately before such transaction had beneficial ownership of at least 30% of the voting power of our corporation, has beneficial ownership of more than 30% of the voting power of the surviving corporation;

•	The complete liquidation or dissolution of our corporation; or,

•	The sale or other disposition of all or substantially all of our assets to any person (other than to a subsidiary of ours).

Mr. Clanachan’s change in control agreement was amended effective January 1, 2009 for compliance with the requirements of Section 409A of the Internal Revenue Code, if and only to the extent applicable. As a result, to the extent Section 409A applies, the definition of “change in control” in Mr.  Clanachan’s agreement deviates in certain respects from the definition set forth above.

Termination Without Cause or for Good Reason

Under the change in control agreements, a named executive officer will receive the benefits noted in the above table if we (or a successor corporation) terminate the officer’s employment without cause or if the officer terminates his or her employment with us (or a successor corporation) for “good reason.” “Good reason” means the occurrence of:

•

A change in the named executive officer’s status, title, position or responsibilities which, in the officer’s reasonable judgment, does not represent a promotion from his or her status, title, position or responsibilities in effect immediately prior thereto;

•

The assignment to the named executive officer of any duties and responsibilities which, in the officer’s reasonable judgment, are inconsistent with his or her status, title, position or responsibilities;

•

Any removal of the named executive officer from or failure to reappoint or reelect him or her to any such positions (except in connection with a termination for disability, cause, as a result of his or her death, or by the executive officer other than for good reason);

•	A reduction in the named executive officer’s base salary;

•

We (or a successor corporation) require the named executive officer to be based more than 50 kilometers from the officer’s business office location immediately prior to the change in control (except for reasonably required business travel that is not materially greater than such travel requirements prior to the change in control);

•

The failure to provide the executive officer with compensation and benefits substantially similar (in terms of benefit levels and/or reward opportunities) to those provided prior to the change in control or the taking of any action by the employer that would directly or indirectly materially reduce any benefit or deprive the executive officer of any material fringe benefit enjoyed by him or her prior to the change in control; or,

•	Any material breach by us (or a successor corporation) of the change in control agreement.

Termination for Cause

If a named executive officer is terminated for cause at any time, the officer will receive only his or her base salary and accrued vacation pay to the termination date, plus any other benefits or compensation that have been earned or become payable prior to that date.

Under the change in control agreements, “cause” means that the executive officer:

•

willfully and continually fails to substantially perform his or her duties to us (other than a failure resulting from the executive officer’s incapacity due to physical or mental illness) for at least 14 days after we have notified the officer that he or she is not substantially performing such duties;

•	willfully engages in conduct that is demonstrably and materially injurious to us; or

•	otherwise materially breaches his or her employment agreement with us, including by voluntarily terminating employment with us.

A named executive officer’s action or failure to act will be “willful” if the officer acts or fails to act without good faith and without a reasonable belief that the action or failure to act was in our best interest.

Payments Upon Death

If a named executive officer dies during the two years following a change in control, the officer’s beneficiaries will be entitled to receive his or her base salary and accrued vacation pay through the date of death, plus any other benefits or compensation that have been earned or become payable prior to that date. The named executive officer’s beneficiaries would also be entitled to receive a pro rata portion of any cash incentive or other incentive awards the executive officer would have received if he or she had continued employment until the end of the year, payable at the same time such cash incentives or awards are payable to other employees.

Other Provisions

The change in control agreements also contain non-competition covenants for the term of the named executive officers’ employment with us and further impose confidentiality obligations on the named executive officers both during and after termination of their employment. The named executive officers will also be required to pre-clear with us any trades in our securities for one year after termination of their employment to ensure compliance with our insider trading policies and applicable law. As part of and in consideration for the 2010 compensation packages of the CEO and Executive Chairman, they each agreed to certain post-employment covenants, including non-competition, non-compete, non-solicitation, and related covenants. The change in control agreements for the CEO and Executive Chairman have been aligned to reflect these additional covenants as well.

Director Compensation

The Board has approved a compensation program for our directors that rewards directors, through retainers and meeting fees, for the time and effort they are expected to spend on company matters. Additionally, it places a significant emphasis on aligning the interests of directors with the interests of our shareholders by requiring compliance with stock ownership guidelines and providing that two-thirds of the directors’ annual retainer be paid in equity, until such stock ownership guidelines are achieved.

Under our director compensation program, all of our directors receive: an annual cash retainer of $30,000 and an additional $60,000 annual retainer that must be taken as equity until the director stock ownership guidelines are satisfied; Committee retainers; and, meeting fees. The Committee retainer is $3,000 per year for serving as a member of a Committee, other than as Chair. The Chair of the Audit Committee receives a retainer of $12,000 per year; the Chair of the Human Resource and Compensation Committee receives a retainer of $6,000 per year; and, the Chair of the Nominating and Corporate Governance Committee, when also serving as the Lead Director, as is the case with The Hon. Frank Iacobucci, receives a retainer of $57,000 per year. When not serving as Lead Director, the Nominating and Corporate Governance Committee Chair retainer is $6,000 per year. Our director meeting fees are $1,500 per Board or Committee meeting attended in person or by teleconference.

Until our stock ownership guidelines are achieved, directors must receive $60,000 of their annual retainer in deferred stock units, or DSUs, granted pursuant to our Non-Employee Director Deferred Stock Unit Plan. DSUs are notional shares that track the value of our common shares and are settled in cash based on the value of our common shares on the TSX upon the directors’ separation of service with us. Dividend equivalent rights accompany the DSUs. DERs represent the right to receive an amount of additional DSUs equal to the cash dividends that would be paid if the DSUs held by a director were common shares. Directors may elect to receive their Board retainers, Committee retainers and meeting fees (and, after stock ownership guidelines are achieved, their equity retainer) in cash, DSUs, or a combination of both.

In connection with our reorganization to become a Canadian public company in 2009, the U.S. Non-Employee Directors’ Deferred Compensation Plan (the “DC Plan”) was assigned to and assumed by a subsidiary of the corporation. In conjunction with that assignment, the DC Plan was frozen and amended such that effective September 25, 2009, no new deferral elections may be made and, effective March 1, 2010, no further amounts may be deferred under the DC Plan. Under the DC Plan, U.S. directors were able to defer DSUs otherwise payable upon separation of service for a period of up to 10 years following separation from service. As a result of the reorganization, U.S. directors will now be able to defer DSUs only until the end of the year following the year in which the director’s separation from service occurs. That is, the maximum deferral period has been shortened to the maximum allowable deferral period under Canadian law and is now the same for both Canadian and U.S. directors. Our various deferral elections (noted above) result in differences among directors with respect to cash versus other forms of compensation, such as DSUs, reported in the tables below and discussed in the accompanying notes.

In 2008, the Compensation Committee reviewed all aspects of director compensation, including compensation levels and structure. This review included consideration of published survey sources in Canada and the U.S. for general industry, as well as proxy materials of certain Canadian retail and other public companies from the Canadian comparator group (and certain others). This data indicated that the overall level of compensation was generally competitive and appropriate; however, it also showed that upward adjustments for committee service and chair positions may be warranted. The Committee considered this data and determined that no change should be made to the level of director compensation, either on a total compensation basis or for committee service, due to the prevailing macro-economic conditions and business climate. As a result, director compensation in 2009 remained unchanged for the fourth consecutive year. The Committee considered director compensation in October 2009 and agreed that it would remain the same for 2010, but that a director compensation study would be undertaken in 2010, with a view to considering whether any changes might be appropriate for 2011 compensation.

In connection with its review of director compensation in 2008, the Compensation Committee also considered the “flat fee” compensation structure as an alternative to retainers and meeting fees. The Compensation Committee concluded that no change should be made to the existing fee structure as the current structure furthered the Board’s objective of appropriately compensating directors for the amount of time and effort they were required to expend on company matters, which the Committee believed was most closely matched with the number of Board and committee meetings held.

The following table sets forth the compensation paid to or earned by the independent members of the Board for the fiscal year ended January 3, 2010. No director who is also an officer of the corporation receives any compensation for his or her service as a director.

Director	Fees Earned ($)(1)	Share-Based Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
M. Shan Atkins	$24,000	$90,000	$2,373	$116,373
Michael J. Endres	$29,250	$92,250	$3,400	$124,900
Moya M. Greene	$21,000	$90,000	$1,874	$112,874
Frank Iacobucci	$0	$174,000	$5,542	$179,542
John A. Lederer	$0	$120,000	$3,653	$123,653
David H. Lees	$0	$121,500	$3,614	$125,114
Craig S. Miller	$48,000	$60,000	$1,755	$109,755
Ronald W. Osborne	$0	$108,000	$1,219	$109,219
Wayne C. Sales	$28,500	$94,500	$3,593	$126,593
Catherine L. Williams	$0	$101,325	$745	$102,070

			Total:	$1,230,093

(1)	Amounts listed under “Fees Earned” represent cash payments made to directors, in accordance with their elections.

(2)	Amounts listed under “Share-Based Awards” represent (i) the amount of fees paid in DSUs in accordance with each director’s election; or, (ii) for directors who have not yet achieved stock ownership guidelines, DSUs valued at $60,000 for the equity retainer plus any other DSUs the directors elected to receive in lieu of cash payments. See “Ownership of Deferred Stock Units by Directors” for information on the number of DSUs held by our independent directors.

(3)	These amounts represent the value, as at the date dividends were paid, of DERs that accumulated on each director’s outstanding DSUs during 2009 as a result of the 2009 quarterly dividends of $0.10 per common share paid in March, June, September, and December.

The fees noted above and the DERs represent all payments to our directors in 2009, other than reasonable expense reimbursements. We did not provide for any amounts to be set aside as retirement benefits for our directors.

Director Stock Ownership Guidelines

Under our Governance Guidelines, directors are required to maintain stock ownership (which, for this purpose, includes DSUs) with a value equal to three times their annual cash and equity retainers for Board service (currently $270,000). Once the stock ownership guidelines have been met, directors may elect to receive their annual equity retainers ($60,000) in cash, DSUs, or a combination of both. Our guidelines allow directors five years after their appointment to achieve the required ownership level. As of March 12, 2010, all of our directors, other than Mses. Atkins, Greene, and Williams, and Mr. Osborne, had satisfied our stock ownership guidelines though, as noted, these directors have five years after the date of their respective appointments to accumulate the required ownership.

The Committee reviewed the appropriateness of the stock ownership guidelines in late 2008. Based on data and analysis provided by Hewitt, the Committee determined that the existing guidelines were within general market practice such that no adjustments were required. More detail regarding our stock ownership guidelines for directors is contained in our Governance Guidelines, which are available on our corporate and investor website at www.timhortons-invest.com.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Securities and Their Principal Holders

The following table sets forth information with respect to the shareholders known to us as at March 12, 2010 to own beneficially, directly or indirectly, or exercise control or direction over, more than 5% of the issued and outstanding common shares of the corporation:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership*	Percent of Class*
Common Shares	FMR LLC and a joint filer (1) 82 Devonshire Street Boston, MA 02109	15,963,645	9.07%

Common Shares	Mackenzie Financial Corporation (2) 180 Queen Street West Toronto, Ontario M5V 3K1	9,339,570	5.30%
*	Based on 176,052,663 common shares outstanding as of March 12, 2010 (including the 278,500 shares held by The TDL RSU Employee Benefit Plan Trust).

(1)	Information based solely on a Schedule 13G/A filed with the SEC on February 24, 2010 by FMR LLC (“FMR”). Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, MA, 02109, is a wholly owned subsidiary of FMR and a registered investment advisor. Fidelity is the beneficial owner of 14,335,432 common shares beneficially owned by FMR as a result of acting as investment adviser to various registered investment companies (the “funds”). The ownership of one such investment company, Fidelity Contrafund, amounted to 11,116,232 common shares.

Edward C. Johnson 3d, Chairman of FMR, and FMR, through its control of Fidelity and the funds, each has sole power to dispose of the 14,335,432 common shares owned by the funds. Voting power for these shares is held by the boards of trustees of the funds. Members of the family of Mr. Johnson own, directly or through trusts, 49% of the voting power of FMR and, as a result of a shareholders’ voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Strategic Advisers, Inc. (“Strategic”), 82 Devonshire Street, Boston, MA, 02108, a registered investment adviser, is also a wholly owned subsidiary of FMR and, as such, FMR’s beneficial ownership includes 1,233 common shares beneficially owned through Strategic.

Pyramis Global Advisors, LLC (“PGALLC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly owned subsidiary of FMR LLC and a registered investment adviser, is the beneficial owner of 1,619,610 common shares as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under the Investment Company Act of 1940 owning such shares.

Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 1,619,610 common shares and sole power to vote or to direct the voting of 1,619,610 common shares owned by the institutional accounts or funds advised by PGALLC as reported above.

FIL Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution is the beneficial owner of 7,370 common shares.

Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their boards of directors are generally composed of different individuals.

(2)	Information based solely on a Schedule 13G filed with the SEC on February 2, 2010 by Mackenzie Financial Corporation.

Security Ownership of Management

The following table sets forth, as of March 12, 2010, information with respect to common shares owned beneficially by each director, by each nominee for election as a director, by the executive officers named in the Summary Compensation Table set forth under “Executive and Director Compensation,” and by all of our directors and executive officers as a group:

Title of Class	Name and address of beneficial holder(1)	Common Shares currently held(2)		Common Shares that can be acquired within 60 days(3)	Total beneficial ownership	Percent of Class
Common Shares	Paul D. House	161,429		39,853	201,282	*
	Donald B. Schroeder	65,060		55,509	120,569	*
	M. Shan Atkins	1,000		—	1,000	*
	Michael J. Endres	32,719	(4)	—	32,719	*
	Moya M. Greene	—		—	—	*
	The Hon. Frank Iacobucci	6,561		—	6,561	*
	John A. Lederer	15,120		—	15,120	*
	David H. Lees	6,625	(5)	—	6,625	*
	Craig S. Miller	2,000	(6)	—	2,000	*
	Ronald W. Osborne	3,000	(7)	—	3,000	*
	Wayne C. Sales	11,986		—	11,986	*
	Catherine L. Williams	—	(8)	—	—	*
	Cynthia J. Devine	66,746		25,237	91,983	*
	David F. Clanachan	44,404	(9)	25,237	69,641	*
	William A. Moir	95,889		25,237	121,126	*
	Roland M. Walton	64,221		25,237	89,458	*
	All directors and executive officers as a group (20 persons)	608,109		234,492	842,601	*

*	Represents beneficial ownership of less than 1% of our outstanding common shares.

(1)	The business address for all of the directors and executive officers is Tim Hortons Inc., 874 Sinclair Road, Oakville, Ontario, Canada, L6K 2Y1 or Tim Hortons USA Inc., 4150 Tuller Road, Unit 236, Dublin, Ohio, 43017, U.S.A.

(2)	The amounts reflected in this column include common shares owned directly or indirectly for which there is voting and/or investment power, including shared voting and/or investment power. See immediately below under “Ownership of Deferred Stock Units by Directors” for a listing of the number of deferred stock units (“DSUs”) owned by each director as of March 12, 2010, which are not included in the table above.

(3)

Amounts reflected in this column include: (i) common shares issuable or deliverable to settle restricted stock units (including restricted stock units received automatically pursuant to settlement of dividend equivalent rights) held by executive officers under our 2006 Stock Incentive Plan (the “2006 Plan”), up to and including the May 2010 vesting of restricted stock units and dividend equivalent rights; and (ii) vested stock options with tandem stock appreciation rights issued under the 2006 Plan held by executive officers, including those that vest in May 2010. We have included for this purpose the gross amount of shares deliverable, but actual shares received will be less as a result of the payment of applicable withholding tax. Additionally, as required, we have provided the number of stock options with tandem stock appreciation rights that may be acquired without reduction for the value of the exercise price. For additional information regarding outstanding restricted stock units and stock options with tandem stock appreciation rights held by executive officers, see “Incentive Plan Awards” and Note (2) to the Summary Compensation Table under “Executive and Director Compensation.”

(4)	Includes 30,000 common shares held in two trusts over which Mr. Endres has voting and investment power.

(5)	Common shares are held jointly by Dr. Lees and his spouse with whom he shares voting and investment power.

(6)	Common shares are held jointly by Mr. Miller and his spouse with whom he shares voting and investment power.

(7)	Common shares are held jointly by Mr. Osborne and his spouse with whom he shares voting and investment power.

(8)	Ms. Williams was appointed to our Board effective March 1, 2009.

(9)	Certain of the common shares beneficially owned by Mr. Clanachan are held in accounts in respect of which he has shared voting and investment power with his spouse.

For the purpose of this table, which contains information that is also included in our Form 10-K filing for the fiscal year ended January 3, 2010, the term “executive officer” has the meaning ascribed to it under Rule 405 promulgated under the Securities Act of 1933, as amended (the “1933 Act”). The information with respect to beneficial ownership is based upon information furnished by each director or executive officer or information contained in insider reports made with the SEC or the Canadian Securities Administrators, as applicable. See also below under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Ownership of Deferred Stock Units by Directors

The following table sets forth the number of DSUs held by our non-employee directors as of March 12, 2010. These DSUs are not included in the number of common shares beneficially owned by directors set forth in the table above. DSUs are notional units that track the value of our common shares, but that ultimately are settled in cash upon a director’s separation from service with us. One DSU is equivalent in value to one common share, and DSUs carry dividend equivalent rights. We include DSUs in determining compliance with our stock ownership guidelines for directors. For additional information regarding outstanding DSUs held by directors, see “Executive and Director Compensation—Director Compensation.”

Director	Number of Deferred Stock Units
M. Shan Atkins	7,549
Michael J. Endres	10,391
Moya M. Greene	6,521
The Hon. Frank Iacobucci	17,489
John A. Lederer	11,649
David H. Lees	11,574
Craig S. Miller	5,164
Ronald W. Osborne	5,231
Wayne C. Sales	11,190
Catherine L. Williams	4,219

Item 13.	Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS INVOLVING RELATED PARTIES

Under our Governance Guidelines, the Board, after consulting with legal counsel, if necessary, determines whether conflicts of interest exist between us and any of our directors on a case-by-case basis. Directors are not permitted to vote on any issue in which they have a personal interest and are expected to disclose actual or potential conflicts to the Nominating and Corporate Governance Committee, which evaluates the matter and reports its assessment to the Board. In addition, not less than annually, each director affirms the existence or absence of any actual or potential conflicts.

Certain Transactions Involving Officers and Directors

A trust for the benefit of Paul D. House, our Executive Chairman, is the sole stockholder of a corporation that purchased a shopping center property in Tottenham, Ontario, Canada from an unrelated third party in 1998. As part of the shopping center purchase transaction, the corporation now leases a Tim Hortons restaurant to one of our subsidiaries. The remaining term of the lease is six years, with two five-year renewal terms. The amount of rent paid by us to the corporation in fiscal 2009 was $63,000, which will also be the amount of yearly rent for the remaining four additional years of the original term of the lease. In our opinion, the terms of this lease are no less favorable than we could have obtained from an unrelated third party.

R.L. Schroeder Holdings Inc. (“R.L.”), a 30-year franchisee of ours that operates a Tim Hortons store in Chatham, Ontario, Canada, is wholly owned by Richard Schroeder, who is the brother of Donald B. Schroeder, our President and CEO. As a franchisee, R.L. paid us $293,196 in royalties and rent, and paid $77,882 to the Canadian advertising fund in fiscal 2009, consistent with rates paid by other, unrelated franchisees. R.L. also purchases, in the normal course of its operations, certain food products, supplies, and other items from us on terms offered to our other franchisees with no preferential terms or provisions. R.L. previously entered into our standard franchisee agreement, and the terms of this agreement are the same as the agreements governing our other franchisees with no preferential terms or provisions. Donald B. Schroeder makes no decisions regarding arrangements with R.L. Renewals or new arrangements with R.L. are reviewed by the Audit Committee under our related party transactions policy. The Audit Committee approved and ratified a ten-year renewal of the franchise arrangement with R.L., effective February  1, 2008, on terms that were comparable to those extended to other, unrelated franchisees.

Review, Approval or Ratification of Transactions with Related Parties

The Board has delegated to the Audit Committee responsibility for reviewing related party transactions. The Audit Committee has adopted a written policy pursuant to which all transactions in excess of $75,000, between us or any of our direct or indirect subsidiaries and (i) any director or officer thereof or nominee for director thereof, (ii) any “immediate family member” of a director or officer thereof or nominee for director or officer thereof, or (iii) any entity (A) in which any of the foregoing individuals has a direct or “indirect” legal or beneficial ownership interest (other than an interest that arises solely as a result of such individual’s ownership of publicly traded securities of the entity), or (B) which employs any of the foregoing individuals, shall be submitted to the Audit Committee for consideration of “all relevant facts and circumstances” prior to the consummation of the transaction.

As used in the Audit Committee’s policy, the following terms have the meanings as set forth below:

“all relevant facts and circumstances” shall include, but not be limited to, the following: the nature of the related person’s interest in the transaction; the material terms of the transaction; the significance of the transaction to the related person and also, if applicable, to the person or entity that is a party to the transaction; the significance of the transaction to us; whether the transaction would impair the judgment of a director or executive officer to act in our best interests; and, any other matters, facts, events or circumstances the Audit Committee deems appropriate;

“immediate family member” shall include: a spouse, parents, step-parents, children, step-children, siblings, aunts, uncles, nieces, nephews, cousins, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law, including for purposes of this definition any person (other than a tenant or employee) sharing the household of an officer, director, director-nominee, or employee; and,

“indirect” interests shall include, among other things, interests in trusts, companies or other entities that have transactions or relationships with us or any of our subsidiaries (ownership of a nominal amount of another company’s publicly traded stock is excluded).

Members of the Audit Committee with an interest in a transaction do not participate in the review of the transaction by the Audit Committee, and the majority vote of the disinterested members of the Audit Committee is required to approve any such transaction. If we become aware of a related party transaction that has not been approved under the policy, the matter is referred to the Audit Committee. The Audit Committee will consider “all relevant facts and circumstances” and may ratify or cause the revision or termination of the transaction. The Audit Committee reports to the Board on any significant related party transactions reviewed.

DIRECTOR INDEPENDENCE

Applicable Governance Requirements and Guidelines

As a result of the reorganization, the corporation is a Canadian reporting issuer and qualifies as a foreign private issuer for purposes of the Exchange Act. Our common shares are listed on the Toronto Stock Exchange (“TSX”) and the New York Stock Exchange (“NYSE”). As a result, the corporation is subject to, and complies with, a number of legislative and regulatory corporate governance requirements, policies and guidelines, including those of the TSX, the Canadian Securities Administrators, the NYSE, and the SEC.

Our governance principles and practices are set forth in governance documentation available on our website at www.timhortons-invest.com. These include our Principles of Governance, Governance Guidelines, committee mandates or charters, Standards of Business Practices (Code of Ethics), Directors’ Code of Conduct, and our Audit Committee Pre-approval Policy. We will provide a copy of any of these governance documents to any person, without charge, who requests a copy in writing to our Secretary at Tim Hortons Inc., 874 Sinclair Road, Oakville, Ontario, Canada, L6K 2Y1.

The corporation’s Governance Guidelines express our Board’s goal that a substantial majority of our directors satisfy the independence requirements set forth in the Governance Guidelines (the “Independence Requirements”). The Independence Requirements incorporate the listing standards of the NYSE and the requirements of Canadian securities laws. The Governance Guidelines also set forth additional requirements, including that directors have no “business conflict” with the corporation. The Governance Guidelines further require that all members of the Audit Committee, the Compensation Committee, and the Nominating Committee satisfy the Independence Requirements. Each member of the Compensation Committee also must be a “non-employee director,” as such term is defined in Rule 16b-3 under the Exchange Act, and an “outside director,” as described under Section 162(m) of the Internal Revenue Code of 1986, as amended.

In making the affirmative determination, in February 2010, that all of our directors are independent in accordance with the Independence Requirements, except for Messrs. House and Schroeder, the Nominating Committee and the Board considered all relevant facts and circumstances, not merely from the standpoint of the director, but also from that of any person or organization with which the director has an affiliation or association.

The independence determinations of the Nominating Committee and the Board for the director-nominees set forth herein included consideration of the following:

•

The Hon. Frank Iacobucci. Mr. Iacobucci is counsel to Torys LLP, a major international law firm that had provided services to us for over ten years prior to May 2007. Although the Board affirmatively determined, in February 2007, that this relationship did not affect Mr. Iacobucci’s independence, we determined not to engage Torys to perform legal services for us after May 2007, given Mr. Iacobucci’s appointment as Chair of the Nominating Committee and Lead Director, as well as his service on the Compensation Committee.

•

Michael J. Endres. Mr. Endres serves on the board of directors of Huntington Bancshares, Inc. Huntington, either directly, or indirectly through affiliates or subsidiaries, provides certain banking services to us in the United States and is a participating lender in our senior lending facility syndicate. The Board concluded Mr. Endres is not affected by his service as a Huntington director because he is not involved in Huntington’s day-to-day banking or lending activities and does not have any direct responsibility with respect to Huntington’s arrangements with us. Additionally, Mr. Endres has agreed to recuse himself from participating in meetings of the Huntington board of directors and our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Moya M. Greene. Canada Post Corporation, for which Ms. Greene is the President, Chief Executive Officer, and a member of the board of directors, and its affiliates, have several agreements with us for mail and parcel delivery. We paid approximately $1 million under these agreements in 2009. The Board concluded that Ms. Greene’s independence would not be affected by her position with Canada Post because the annual payments under the agreements were for essential services (mail and parcel delivery) and, further, insignificant in amount to Canada Post and us. The agreements were not of sufficient size to require direct consideration or approval by Ms. Greene in her capacity as either an executive officer or a director of Canada Post. Ms. Greene has agreed to recuse herself from participating in meetings of our Board and the Canada Post board of directors if such participation would, or is reasonably likely to, present a conflict of interest in connection with these agreements or otherwise.

•

Ronald W. Osborne. Mr. Osborne is a member of the board of trustees of RioCan Real Estate Investment Trust (“RioCan”), is Chairman of the board of directors of Sun Life Financial Inc. (“Sun Life”), and is a member of the board of directors of Brookfield Renewable Power, Inc., a wholly owned subsidiary of Brookfield Asset Management (“Brookfield”). RioCan is the lessor of various restaurant sites to the corporation’s subsidiaries. Certain affiliates of Brookfield are the lessors of certain restaurant sites to the corporation’s subsidiaries. Sun Life provides the corporation with administration services for various retirement benefit plans and programs and also leases restaurant space in one downtown Toronto location to one of the corporation’s subsidiaries. The Board concluded that Mr. Osborne’s independence would not be affected by his directorships with RioCan, Sun Life, or Brookfield because, as a director, he is not involved in the day-to-day operating activities of these companies and does not have any direct responsibility with respect to the agreements between these companies and us. Additionally, Mr. Osborne has agreed to recuse himself from participating in meetings of the RioCan, Sun Life, or Brookfield boards and/or our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Catherine L. Williams. Ms. Williams is a member of the board of directors of Enbridge Inc. Enbridge provides certain of the corporation’s subsidiaries with natural gas. The Board concluded that Ms. William’s independence would not be affected by her position with Enbridge because the annual payments to Enbridge were for essential utility services and, further, were not of sufficient size to require direct consideration or approval by Ms. Williams in her capacity as a director of Enbridge. As of March 12, 2010, our records indicate that the Alberta Investment Management Corporation (“AIMCO”), an Alberta crown corporation which manages $69 billion in pensions, endowments, and government funds, was not a shareholder of the corporation, but has held small positions in the past. Ms. Williams joined the Board of AIMCO in September 2009. The Board concluded that AIMCO’s past ownership of our common shares does not affect Ms. Williams’s independence. Ms. Williams has agreed to recuse herself from participating in meetings of our Board, Enbridge’s and/or AMICO’s board of directors if such participation would, or is reasonably likely to, present a conflict of interest.

Policy of Service on Board of Tim Horton Children’s Foundation. In May of 2008, the Nominating Committee and Board determined that it would be in the corporation’s best interest to ensure prudent utilization of financial and other support provided by us to the Tim Horton Children’s Foundation (the “Foundation”), and, in furtherance of the corporation’s other interests associated with the Foundation, for an independent member of the Board of Directors of the corporation to also serve on the board of directors of the Foundation. The Nominating Committee and Board determined that such simultaneous service would not create a conflict of interest or impair the independence of our Board members under the Independence Requirements, and, in connection therewith, the Board adopted the Policy Regarding Independence Considerations of Service on the Board of the Tim Horton Children’s Foundation. As set forth in this Policy, the Nominating Committee and Board based their independence determination primarily on the following factors: the corporation and its employees and franchisees have provided (for over 30 years), and intend to continue to provide, substantial financial and other support (e.g., accounting, legal and a variety of other services), to the Foundation; the Foundation and the corporation are closely linked in terms of community presence and association such that the various programs and activities of the Foundation have the potential to directly affect the corporation’s brand and reputation; and, service on the Foundation’s board by one of the corporation’s independent directors is not anticipated to affect in any significant manner the nature or scope of the corporation’s ongoing support of, or involvement with, the Foundation. After the adoption of this Policy by the Board, Mr. Lederer was appointed to the board of directors of the Foundation in May of 2008, and he continues to serve on that board.

Item 14.	Principal Accounting Fees and Services

Audit and Other Service Fees

The following table sets forth the aggregate fees billed or expected to be billed for professional services rendered by our independent auditor, PricewaterhouseCoopers LLP (“PwC”), for 2009 and 2008, respectively (and out-of-pocket costs incurred in connection with these services):

	2009 (in thousands)	2008 (in thousands)
Audit fee (1)	$1,474	$1,575
Audit-related fee (2)	716	559
Tax fee (3)	1,445	325
All other fee (4)	4	4

Total	$3,639	$2,463

(1)	Includes services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K for 2009 and 2008, respectively; review of the consolidated financial statements included in our quarterly reports on Form 10-Q in 2009 and 2008, respectively; and, other audit services normally provided by PwC in connection with statutory and regulatory filings or engagements.

(2)	Includes assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported as “audit fees.” Audit-related fees also include accounting research and audit and accounting services provided to our advertising funds that collect and administer funds contributed for use in advertising and promotional programs for our corporation and its franchise owners and operators. In addition, these amounts include fees for the audit or review of the financial statements of certain of our subsidiaries and our pension funds, consultations with management as to the accounting or disclosure treatment of certain transactions and/or events, and the actual or potential impact of final or proposed accounting rules and standards. In 2009 and 2008, certain of these fees were for consultations with management related to the accounting treatment of various potential transactions associated with the reorganization referenced in Note (3) immediately below, as well as a diagnostic review of implications related to the eventual transition to International Financial Reporting Standards (2008).

(3)	Primarily includes services rendered in connection with the feasibility assessment (primarily 2008) and planning, review and related work in connection with the implementation (2009) of the reorganization of our parent company to become a Canadian public company, as well as subsidiary restructurings undertaken in connection with the reorganization (and otherwise), tax audits, and the continuing application of Financial Accounting Standards Board Interpretation No. 48. Fees associated with the reorganization were incurred in 2008 ($253,500) and 2009 ($1,444,780).

We believe it was appropriate to utilize the tax expertise of PwC in connection with our public company reorganization because it was an isolated corporate restructuring, and PwC had significant knowledge of the tax implications resulting from the complex transactions involved in the reorganization. We also believed that there were efficiencies realized by utilizing PwC given its familiarity with our corporate structure and tax positions gained as a result of its capacity as our independent auditor and tax advisor for certain other planning activities related to our consolidated corporate structure prior to the reorganization.

(4)	Includes use by our employees of PwC software for accounting research and financial reporting disclosure.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy under which audit and non-audit services to be rendered by our independent auditor are pre-approved. Under this policy, prior to the engagement of the independent auditor for any audit or permissible non-audit services, the engagement (i.e., services and fees) must be approved pursuant to our pre-approval policy or otherwise specifically approved by the Audit Committee. The pre-approval policy provides that the annual audit, review or attestation engagement terms and fees are subject to the specific pre-approval of the Audit Committee. Additionally, Audit Committee approval is required, in advance, for any changes in terms, conditions, and fees resulting from modifications to audit scope, or other matters. The pre-approval policy also delineates the specific audit-related services, tax services, and other services that have been or may be approved by the Audit Committee on the basis that the performance of such services would not impair the independence of the auditor. Any other permissible services not delineated in the pre-approval policy must be separately pre-approved by the Audit Committee. The pre-approval policy also describes those services that are prohibited and may not be performed by our independent auditor. No services were provided by our independent auditor in 2009 that were approved by the Audit Committee under SEC Regulation S-X Section 2.01(c)(7)(i)(C) or National Instrument 52-110, Section 2.4, which address certain de minimis services that may be approved by the Audit Committee after such services have been performed.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 69.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIM HORTONS INC.

By:	/s/ DONALD B. SCHROEDER	3/31/10
Donald B. Schroeder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONALD B. SCHROEDER	3/31/10		/s/ CYNTHIA J. DEVINE	3/31/10
Donald B. Schroeder President and Chief Executive Officer and Director			Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

			/s/ PAUL D. HOUSE*	3/31/10
Paul D. House, Director and Executive Chairman of the Board

/s/ M. SHAN ATKINS*	3/31/10		/s/ MICHAEL J. ENDRES*	3/31/10
M. Shan Atkins, Director			Michael J. Endres, Director

/s/ MOYA M. GREENE*	3/31/10		/s/ FRANK IACOBUCCI*	3/31/10
Moya M. Greene, Director			Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	3/31/10		/s/ DAVID H. LEES*	3/31/10
John A. Lederer, Director			David H. Lees, Director

/s/ CRAIG S. MILLER*	3/31/10		/s/ RONALD W. OSBORNE*	3/31/10
Craig S. Miller, Director			Ronald W. Osborne, Director

/s/ WAYNE C. SALES*	3/31/10		/s/ CATHERINE L. WILLIAMS*	3/31/10
Wayne C. Sales, Director			Catherine L. Williams, Director

		*By:	/s/ DONALD B. SCHROEDER	3/31/10
Donald B. Schroeder
Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009.

3(b)	By-Law No. 1 of the Registrant	Incorporated by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

10(a)	Amended and Restated Credit Agreement, dated as of September 28, 2009, among the Registrant, The TDL Group Corp., Tim Hortons USA Inc. and certain lenders and agents named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(b)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(c)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(d)	Form of Employment Agreement by and among The TDL Group Corp, the Registrant and Donald B. Schroeder	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(e)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(f)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(g)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010	Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

*10(h)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

Exhibit	Description	Where found

*10(i)	Executive Annual Performance Plan, as amended effective February 24, 2010	Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

*10(j)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective January 22, 2010	Filed as Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

*10(k)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(l)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(m)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(n)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(o)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(p)	Form of Restricted Stock Unit Award Agreement—Donald B. Schroeder (2008 Award)	Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(q)	Form of Amended and Restated Restricted Stock Unit Award Agreement—David F. Clanachan (2008 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*10(r)	Form of Restricted Stock Unit Award Agreement—Other Named Executive Officers (2008 Award)	Incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(s)	Form of Amended and Restated Restricted Stock Unit Award Agreement (2008 Award)	Incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(t)	Form of Amended and Restated Restricted Stock Unit Award Agreement—U.S. Employees and U.S. Taxpayers (including Stephen Johnston) (2008 Award) (Compliance with Section 409A of the Internal Revenue Code)	Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, filed on November 7, 2008.

*10(u)	Form of Nonqualified Stock Option Award Agreement (2008 Award)	Incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

*10(v)	Form of Nonqualified Stock Option Award Agreement (2009 Award)	Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 filed on August 6, 2009.

Exhibit	Description	Where found

*10(w)	Form of Restricted Stock Unit Award Agreement (2009 Award)	Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 28, 2009 filed on August 6, 2009.

10(x)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated by reference to Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed on February 27, 2006.

10(y)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 8, 2007.

10(z)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House and Donald B. Schroeder	Filed herewith.

10(aa)	Form of Restricted Stock Unit Award Agreement (2010 Performance Award – Named Executive Officers)	Filed herewith.

21	Subsidiaries of the Registrant	Filed as Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

23	Consent of PricewaterhouseCoopers LLP	Filed as Exhibit 23 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

24	Powers of Attorney	Filed as Exhibit 24 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed as Exhibit 31(a) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed as Exhibit 31(b) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed as Exhibit 32(a) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed as Exhibit 32(b) to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.

32(c)	Section 1350 Certification of Chief Executive Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

32(d)	Section 1350 Certification of Chief Financial Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

Exhibit	Description	Where found

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian Securities Laws	Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory arrangement.

Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010 contained documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T, of Regulation S-T that the interactive data file, is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore our XBRL tagged financial statements and footnotes should be read in conjunction with our Consolidated Financial Statements contained within the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 4, 2010.