Form 10-Q
period 2010-04-04
Tim Hortons Inc.
filed 2010-05-13
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common shares	174,986,550 shares

Exhibit Index on page 45.

TIM HORTONS INC. AND SUBSIDIARIES

On April 2, 2010, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9891 for Cdn$1.00.

Availability of Information

As a result of the September 28, 2009 reorganization of the Delaware incorporated Tim Hortons Inc. (“THI USA”) as a Canadian public company, we are currently a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result, we are no longer subject to the same Exchange Act filing requirements to which THI USA was subject. However, for purposes of providing continuity with our previous periodic reports under the Exchange Act as a U.S. domestic registrant, we currently continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”), instead of the reporting forms available for foreign private issuers.

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	First quarter ended
	April 4, 2010	March 29, 2009
		(note 1)
Revenues
Sales	$405,948	$391,116
Franchise revenues:
Rents and royalties	159,960	144,164
Franchise fees	16,704	20,427

	176,664	164,591

Total revenues	582,612	555,707

Costs and expenses
Cost of sales	347,047	337,873
Operating expenses	58,725	56,593
Franchise fee costs	17,826	19,778
General and administrative expenses	34,672	33,476
Equity (income)	(3,257)	(3,065)
Other (income), net	(137)	(164)

Total costs and expenses, net	454,876	444,491

Operating income	127,736	111,216
Interest (expense)	(5,447)	(5,457)
Interest income	347	664

Income before income taxes	122,636	106,423
Income taxes (note 2)	38,063	35,041

Net income	84,573	71,382
Net income attributable to noncontrolling interests	5,684	4,943

Net income attributable to Tim Hortons Inc.	$78,889	$66,439

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.45	$0.37

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.45	$0.37

Weighted average number of common shares outstanding — Basic (in thousands) (note 3)	176,456	181,072

Weighted average number of common shares outstanding — Diluted (in thousands) (note 3)	176,648	181,301

Dividend per common share	$0.13	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)

(in thousands of Canadian dollars)

	As at
	April 4, 2010	January 3, 2010
		(note 1)
Assets
Current assets
Cash and cash equivalents	$100,123	$121,653
Restricted cash and cash equivalents	33,071	60,629
Restricted investments	17,015	20,186
Accounts receivable, net	163,496	179,942
Notes receivable, net (note 12)	19,098	20,823
Deferred income taxes	4,438	3,475
Inventories and other, net (note 4)	93,267	80,490
Advertising fund restricted assets (note 5)	28,323	26,681

Total current assets (note 12)	458,831	513,879
Property and equipment, net (note 12)	1,467,126	1,494,032
Notes receivable, net (note 12)	4,452	3,475
Deferred income taxes	8,993	8,919
Intangible assets, net	7,923	8,405
Equity investments	45,782	45,875
Other assets	19,929	19,706

Total assets (note 12)	$2,013,036	$2,094,291

Liabilities and Equity
Current liabilities
Accounts payable (note 6)	$121,556	$135,248
Accrued liabilities:
Salaries and wages	14,190	23,268
Taxes	22,178	27,586
Other (note 6)	82,828	111,401
Deferred income taxes	94	376
Advertising fund restricted liabilities (note 5)	43,920	43,944
Current portion of long-term obligations (note 7)	307,795	7,821

Total current liabilities (note 12)	592,561	349,644

Long-term obligations
Term debt	35,994	336,302
Advertising fund restricted debt (note 5)	300	415
Capital leases	67,183	67,156
Deferred income taxes	13,110	10,159
Other long-term liabilities (note 12)	69,985	74,929

Total long-term obligations	186,572	488,961

Commitments and contingencies (note 8)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 175,412,510 and 177,318,614 shares, respectively (note 9)	497,535	502,872
Common shares held in Trust, at cost: 278,500 shares (note 12)	(9,437)	(9,437)
Retained earnings	797,517	796,235
Accumulated other comprehensive loss	(137,597)	(120,061)

Total equity of Tim Hortons Inc.	1,148,018	1,169,609
Noncontrolling interests	85,885	86,077

Total equity	1,233,903	1,255,686

Total liabilities and equity	$2,013,036	$2,094,291

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	April 4, 2010	March 29, 2009
		(note 1)
Cash flows provided from (used in) operating activities
Net income	$84,573	$71,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,865	27,713
Stock-based compensation expense	2,295	1,481
Equity income, net of cash dividends	(59)	1,401
Deferred income taxes	1,782	834
Changes in operating assets and liabilities
Restricted cash and cash equivalents	27,397	28,166
Accounts and notes receivable	15,790	5,993
Inventories and other	(11,887)	(7,136)
Accounts payable and accrued liabilities	(56,924)	(97,487)
Other, net	2,177	1,963

Net cash provided from operating activities	94,009	34,310

Cash flows (used in) provided from investing activities
Capital expenditures	(24,289)	(36,134)
Proceeds from sale of restricted investments	3,200	0
Principal payments received on notes receivable	209	585
Other investing activities	(1,621)	(1,286)

Net cash used in investing activities	(22,501)	(36,835)

Cash flows (used in) provided from financing activities
Purchase of common shares/treasury stock	(61,655)	(16,706)
Dividend payments to common shareholders	(22,698)	(18,154)
Distributions to noncontrolling interests	(5,876)	(8,109)
Proceeds from issuance of debt, net of issuance costs	1,160	572
Principal payments on other long-term debt obligations	(1,604)	(1,261)

Net cash used in financing activities	(90,673)	(43,658)

Effect of exchange rate changes on cash	(2,365)	1,245

Decrease in cash and cash equivalents	(21,530)	(44,938)
Cash and cash equivalents at beginning of period	121,653	124,717

Cash and cash equivalents at end of period	$100,123	$79,779

Supplemental disclosures of cash flow information:
Interest paid	$5,347	$4,814
Income taxes paid	$43,811	$40,367
Non-cash investing and financing activities:
Capital lease obligations incurred	$2,009	$1,739

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended April 4, 2010	Year ended January 3, 2010
Common shares
Balance at beginning of period	$502,872	$0
Converted from common stock	0	513,318
Repurchase of common shares (note 9)	(5,337)	(10,446)

Balance at end of period	$497,535	$502,872

Common Stock
Balance at beginning of period	$0	$289
Converted to common shares	0	(289)

Balance at end of period	$0	$0

Capital in excess of par value
Balance at beginning of period	$0	$929,102
Stock-based compensation	0	(322)
Converted to common shares	0	(928,780)

Balance at end of period	$0	$0

Treasury stock
Balance at beginning of period	$0	$(399,314)
Purchased during the period	0	(16,701)
Reissued during the period	0	264
Cancelled and retired during the period	0	415,751

Balance at end of period	$0	$0

Contributed surplus
Balance at beginning of period	$0	$0
Stock-based compensation	1,409	0
Repurchase of common shares – excess of stated value (note 9)	(1,409)	0

Balance at end of period	$0	$0

Common shares held in Trust
Balance at beginning of period	$(9,437)	$(12,287)
Purchased during the period	0	(713)
Disbursed or sold from Trust during the period	0	3,563

Balance at end of period	$(9,437)	$(9,437)

Retained earnings
Balance at beginning of period	$796,235	$677,550
Net income attributable to Tim Hortons Inc.	78,889	296,367
Dividends	(22,698)	(72,506)
Stock-based compensation	0	(2,221)
Repurchase of common shares – excess of stated value (note 9)	(54,909)	(102,955)

Balance at end of period	$797,517	$796,235

Accumulated other comprehensive loss
Balance at beginning of period	$(120,061)	$(55,348)
Other comprehensive loss	(17,536)	(64,713)

Balance at end of period	$(137,597)	$(120,061)

Total equity of Tim Hortons Inc.	$1,148,018	$1,169,609

Noncontrolling interests (note 1 and 12)
Balance at beginning of period	$86,077	$91,811
Net income attributable to noncontrolling interests	5,684	23,446
Capital contribution from noncontrolling interests	0	1,305
Distributions and other to noncontrolling interests	(5,876)	(30,485)

Balance at end of period	$85,885	$86,077

Total equity	$1,233,903	$1,255,686

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF COMMON SHARES OF TIM HORTONS INC.

(Unaudited)

(in thousands of common shares)

	First quarter ended April 4, 2010	Year ended January 3, 2010
Common shares
Balance at beginning of period	177,319	180,997
Purchased during the period (note 9)	(1,906)	(3,678)

Balance at end of period	175,413	177,319

Common stock
Balance at beginning of period	0	193,303
Converted to common shares	0	(193,303)

Balance at end of period	0	0

Treasury stock
Balance at beginning of period	0	(11,754)
Purchased during the period	0	(560)
Reissued during the period	0	8
Cancelled and retired during the period	0	12,306

Balance at end of period	0	0

Common shares held in Trust
Balance at beginning of period	(279)	(358)
Purchased during the period	0	(25)
Disbursed or sold from Trust during the period	0	104

Balance at end of period	(279)	(279)

Common shares issued and outstanding	175,134	177,040

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

References herein to “Tim Hortons,” or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act, and its subsidiaries for periods on or after September 28, 2009, unless specifically noted otherwise.

At 12:00 a.m. on September 28, 2009, THI USA effected a merger that resulted in the conversion of issued and outstanding common stock of THI USA, US$0.001 par value per share, into an equal number of common shares, without par value, in the Company. The Company conducts the business previously conducted by THI USA in substantially the same manner. The merger was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of THI USA’s consolidated assets and liabilities, and the Company continues to use the historical cost basis method of accounting.

The Company’s principal business is the development and franchising and, to a minimal extent, operation, of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of April 4, 2010, the Company and its franchisees operated 3,029 restaurants in Canada (99.5% franchised) and 567 restaurants in the United States (“U.S.”) (99.1% franchised) under the name “Tim Hortons®” and the Company had 292 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom.

Evaluation of subsequent events

In accordance with Accounting Standards Codification (“ASC”) 855, the Company has evaluated events subsequent to April 4, 2010 (see note 16).

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with U.S. GAAP. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of April 4, 2010 and January 3, 2010, and the condensed consolidated results of operations, comprehensive income (see note 11) and cash flows for the first quarter ended April 4, 2010 and March 29, 2009. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2009 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators on March 4, 2010. The January 3, 2010 Condensed Consolidated Balance Sheet was derived from the same audited 2009 Consolidated Financial Statements, except as discussed below, but does not include all disclosures required by U.S. GAAP. As a result of the adoption of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 810—Consolidation (“ASC 810”) (see below). The January 3, 2010 Condensed Consolidated Balance Sheet has been adjusted from the audited 2009 Consolidated Financial Statements to reflect the retroactive application of the standard to comparative periods.

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

These Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain independent operators and joint ventures consolidated in accordance with ASC 810 (note 12). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted cash and cash equivalents and restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s Tim Card® quick pay cash card program. The combined balances as of April 4, 2010 and January 3, 2010 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents and restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in note 6.

From time to time, the Company invests some of these funds for periods in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. The carrying amount of the restricted investments approximates fair value due to the short-term nature of the investments. All restricted investments mature between June and August 2010.

Increases or decreases in restricted cash and cash equivalents are reflected in Net cash provided from operating activities on the Condensed Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet. Changes in the customer obligations are included in Net cash provided from operating activities on the Condensed Consolidated Statement of Cash Flows as the offset to changes in restricted cash and cash equivalents balances. Purchases of and proceeds upon the maturity of restricted investments are included in Net cash used in investment activities on the Condensed Consolidated Statement of Cash Flows. Funding for these investments are drawn from restricted cash and cash equivalents balances.

Accounting changes – new accounting standards

Effective January 4, 2010, the Company adopted FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), now codified within ASC 810. This Statement amended Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amended Interpretation 46(R) to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amended certain guidance for determining whether an entity is a variable interest entity, added an additional requirement to assess whether an entity is a variable interest entity, on an ongoing basis, and required enhanced disclosures that provides users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company has retroactively applied this standard to comparative periods. See note 12 for additional information regarding the impact of the adoption of this standard.

Effective January 4, 2010, the Company adopted certain provisions within Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements. This ASU provides amendments to ASC 820 that requires more enhanced disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3 fair value measurements. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this update did not have a significant impact on the Company’s financial statements or related disclosures (see note 14).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 2 INCOME TAXES

The effective income tax rate for the first quarter ended April 4, 2010 was 31.0%, compared to 32.9% for the first quarter ended March 29, 2009. This variance between periods is primarily attributable to the September 28, 2009 reorganization as a Canadian public company. The reorganization allowed the Company to benefit from the reduction in the Canadian statutory tax rates in 2010, address certain adverse implications of the Fifth Protocol to the Canada – US Treaty (the “Treaty”), and realize the lower withholding tax rates pursuant to the Treaty.

NOTE 3 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per common share attributable to Tim Hortons Inc. are computed by dividing net income attributable to Tim Hortons Inc. by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units and stock options with tandem stock appreciation rights (“SARs”), as prescribed in ASC 260—Earnings per share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to contributed surplus assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive. Stock options were anti-dilutive for the first quarter of 2010 and 2009, respectively, and, therefore, were excluded from the calculation of diluted earnings per common share attributable to Tim Hortons Inc.

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	First quarter ended
	April 4, 2010	March 29, 2009
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$78,889	$66,439

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	176,456	181,072
Dilutive impact of restricted stock units (in thousands)	192	229

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	176,648	181,301

Basic earnings per common share attributable to Tim Hortons Inc.	$0.45	$0.37

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.45	$0.37

NOTE 4 INVENTORIES AND OTHER, NET

Inventories (which are comprised primarily of finished goods) and other, net include the following as at April 4, 2010 and January 3, 2010:

	April 4, 2010	January 3, 2010
Inventories	$74,069	$68,900
Inventory obsolescence provision	(1,339)	(2,181)

Inventories, net	72,730	66,719
Prepaids and other	20,537	13,771

Total inventories and other, net	$93,267	$80,490

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 RESTRICTED ASSETS AND LIABILITIES – ADVERTISING FUNDS

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchisees. Separate advertising funds are administered for Canada and the U.S. In accordance with ASC 952—Franchisors, the revenue, expenses and cash flows of the advertising funds are generally not included in the Company’s Condensed Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets and liabilities of these advertising funds have been consolidated in accordance with ASC 810, and are reflected in the Company’s Condensed Consolidated Balance Sheet as follows:

	April 4, 2010	January 3, 2010
Restricted assets—current	$28,323	$26,681
Property and equipment, net	16,141	18,159
Other assets—long-term	1,415	1,256

Total assets	$45,879	$46,096

Restricted liabilities—current	$43,920	$43,944
Restricted debt—long-term	300	415
Deferred income taxes—long-term	1,659	1,737

Total liabilities	$45,879	$46,096

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are the following obligations as at April 4, 2010 and January 3, 2010:

	April 4, 2010	January 3, 2010
Accounts payable	$103,858	$114,973
Construction holdbacks and accruals	17,698	20,275

	$121,556	$135,248

Included within Accrued liabilities, Other are the following obligations as at April 4, 2010 and January 3, 2010:

	April 4, 2010	January 3, 2010
Gift certificate obligations	$7,388	$8,348
Cash card obligations	51,959	74,292
Other accrued liabilities	23,481	28,761

	$82,828	$111,401

Accrued liabilities, Other include accrued rent expense, deposits, and various equipment and other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7 CURRENT PORTION OF LONG-TERM OBLIGATIONS

Included within Current portion of long-term obligations are the following obligations as at April 4, 2010 and January 3, 2010:

	April 4, 2010	January 3, 2010
	(in thousands)
Term debt	$300,000	$0
Capital leases and other	7,795	7,821

	$307,795	$7,821

The Company has an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that includes a $300.0 million Canadian term loan that matures on February 28, 2011.

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.6 million and $0.5 million as at April 4, 2010 and January 3, 2010, respectively. In the event of default by a franchise owner of a guaranteed obligation, the Company generally retains the right to acquire possession of the related restaurants. At April 4, 2010 and January 3, 2010, the Company is also the guarantor on $10.5 million and $9.3 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of April 4, 2010. The length of the arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

The Company has entered into purchase arrangements with some of its suppliers for terms which generally do not exceed one fiscal year. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing stability from suppliers and product availability. The Company does not believe these agreements expose the Company to significant risk.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (“Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Cross examinations on both sides’ affidavits are being scheduled. The Court has reserved the week of November 29, 2010 for this matter. Plaintiffs filed a motion requesting that the Company’s summary judgment motion be heard following hearing and determination of plaintiffs’ motion for certification. It is the Company’s position that the motions should be heard together. A hearing on plaintiffs’ motion to separate the certification and summary judgment motions is scheduled for May 13, 2010. The Company believes the claim is frivolous and completely without merit, and intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claim’s success nor the ultimate amount payable, if any, is determinable at this time, and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in these Condensed Consolidated Financial Statements related to this claim.

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

NOTE 9 COMMON SHARES

On March 1, 2010, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence its 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. Purchases of common shares will be made through a combination of automatic trading plan purchases (10b5-1), and at management’s discretion in compliance with regulatory requirements, given prevailing market, cost, and other considerations. Repurchases will be made by the Company on either the TSX, the New York Stock Exchange and/or other Canadian market places, subject to applicable regulatory requirements. The 2010 program commenced March 3, 2010 and will end on March 2, 2011, or sooner if the $200 million or 5% share maximum has been reached. The 2010 program may also be discontinued at the Company’s discretion in compliance with applicable regulatory requirements. All shares purchased pursuant to the 2010 program will be cancelled.

In the first quarter of 2010, the Company purchased and cancelled approximately 1.9 million common shares for a total cost of approximately $61.7 million under the 2010 program of which $5.3 million reduced the stated value of Common shares, $1.4 million reduced Contributed surplus and the remainder was recorded as a reduction to Retained earnings.

In the first quarter of 2009, the Company purchased approximately 0.6 million shares of common stock for a total cost of approximately $16.7 million under the Company’s 2009 repurchase program to be held in treasury. All treasury shares were subsequently cancelled upon the reorganization of THI USA as a Canadian public company in September 2009.

NOTE 10 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	First quarter ended
	April 4, 2010	March 29, 2009
Restricted stock units	$1,448	$1,202
Stock options and tandem SARs	456	(49)
Deferred stock units	391	328

Total stock-based compensation expense	$2,295	$1,481

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company begins expensing performance-based RSUs at the time the performance measures are set. Amounts relating to the May 2010 and May 2011 grants have been expensed based on assumed achievement rates.

Approximately 8,000 deferred share units (“DSUs”) were granted during the first quarter of 2010 (16,000 in 2009). The Company granted approximately 14,000 RSUs in the first quarter of 2010 at a fair market value of $32.78 per share (nil in 2009). There were no new grants of stock options and tandem SARs in the first quarter of 2010 (nil in 2009).

There were no stock options and tandem SARs, RSUs or DSUs exercised or settled during the first quarter of 2010 (nil in 2009).

In addition, a gain of approximately $0.4 million was recorded during the first quarter of 2010 (loss of $0.2 million during first quarter 2009) relating to the total return swap (“TRS”) (see note 14).

Stock options and tandem stock appreciation rights

The outstanding stock options with tandem SARs were revalued to fair value by applying the Black-Scholes-Merton option pricing model using the following assumptions:

	Assumptions
	April 4, 2010	January 3, 2010
Remeasurement date
Expected volatility	23% - 26%	23% – 28%
Risk-free interest rate	1.6% – 2.5%	1.4% – 2.5%
Expected life	1.6 – 4.1 years	1.9 – 4.4 years
Expected dividend yield	1.6%	1.2%
Closing share price	$33.39	$32.13

NOTE 11 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive income (loss) and Total comprehensive income are shown below:

	First quarter ended
	April 4, 2010	March 29, 2009
Net income	$84,573	$71,382

Other comprehensive income (loss)
Translation adjustments	(17,069)	10,965
Cash flow hedges:
Net change in fair value of derivatives	(1,973)	(1,811)
Amount of net loss reclassified to earnings during the period	1,506	(1,578)

Total cash flow hedges	(467)	(3,389)

Total other comprehensive (loss) income	(17,536)	7,576

Total comprehensive income	67,037	78,958
Total comprehensive income attributable to noncontrolling interests	5,684	4,943

Total comprehensive income attributable to Tim Hortons Inc.	$61,353	$74,015

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	First quarter ended
	April 4, 2010	March 29, 2009
Cash flow hedges:
Net change in fair value of derivatives	$283	$288
Amounts reclassified to earnings	$(200)	$(381)

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 VARIABLE INTEREST ENTITIES

In accordance with the new guidance adopted under SFAS No. 167, now codified within ASC 810 (see note 1), the Company analyzed its variable interests, including its equity investments and certain license or operator arrangements with various entities. The Company determined which interests were interests in variable interest entities (“VIEs”), and then assessed whether the Company was considered to be the primary beneficiary of those VIEs. If the Company is determined to be the primary beneficiary, the Company is required to consolidate the VIE’s assets, liabilities, results of operations and cash flows. If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable U.S. GAAP. The Company has retroactively applied this standard to comparative periods.

VIEs for which the Company is the primary beneficiary

The Company’s 50-50 bakery joint venture produces and supplies our restaurant system with par-baked donuts, TimbitsTM, some bread products, and pastries. Under the joint venture, a significant portion of the joint venture’s manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. As such, the Company is subject to terms and conditions under various agreements including the joint venture, supply, license and service agreements. The Company is considered to have power (under the accounting principles of ASC 810) over the joint venture since the Company determines which par-baked products are to be manufactured by the bakery joint venture, exclusively for Tim Hortons restaurants, and at pricing determined by both 50-50 joint venture parties. Tim Hortons restaurant owners and operators currently purchase all of their par-baked donuts and Timbits and a significant portion of other bread products from this bakery joint venture. For these reasons, the Company concluded that it is the primary beneficiary of its 50-50 bakery joint venture. Previously under FIN 46(R), the Company accounted for the bakery joint venture under the equity method based on the Company’s 50% ownership interest. In fiscal 2009, the Company made a capital contribution of $1.3 million to the joint venture and had accounts payable outstanding of $3.2 million and $3.6 million as at April 4, 2010 and January 3, 2010, respectively.

The Company enters into arrangements, called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but the Company is the owner of the equipment, signage and trade fixtures. If the legal entity within which such an operator operates does not have additional capital independently owned by the legal entity, it is considered to not be adequately capitalized and that entity is considered a VIE. The operator is required to pay a percentage of the restaurant’s weekly gross sales to the Company, thus exposing the Company to variability in rental and royalty revenues and in the collection of amounts due. The Company has the power to determine which operator will manage these restaurants and for what duration; and, both the Company and the operator have the option to terminate the agreement with 30 days notice. The Company is considered to be the primary beneficiary of such legal entities.

In addition, the Company offers a franchise incentive program (“FIP”) to certain U.S. franchisees which allows the franchisee to finance both the initial franchise fee and the purchase of certain equipment, signage and trade fixtures. These franchisees who participate in the FIP program do not have a significant amount of initial capital within their legal entities that is not financed directly by the Company. As a result, legal entities of franchisees under the FIP program, which do not have additional capital independently owned, are also considered to be VIEs. To supplement the FIP, the Company may offer additional relief and assistance to franchisees in developing markets in the U.S. where the brand is not yet established and the restaurants have lower sales levels. This additional relief may include assistance with costs of supplies; certain operating expenses, including rents and royalties; and, in certain markets, labour and other costs. The Company is considered to be the primary beneficiary in these circumstances since it absorbs losses and operating expenses of the FIP franchisee in the form of additional relief which is netted in the Company’s rents and royalties revenues. The Company is also considered to have power since it determines which U.S. franchisees will participate in the FIP program and which will be offered additional relief. Notes receivable from these FIP franchisees, which are generally non-interest bearing, are included in the table below.

The Company has consolidated 269 and 290 operator and FIP restaurants as at April 4, 2010 and January 3, 2010, respectively, or approximately 7.5% and 8.4% of the Company’s total systemwide restaurants, respectively. The Company has no equity interest in any of its franchisees. None of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company.

In connection with restricted stock unit awards granted to Company employees, the Company established a Trust that purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated in accordance with ASC 810 and the cost of the shares held by the Trust of $9.4 million as at April 4, 2010 and January 3, 2010, has been accounted for as a reduction in outstanding common shares on the Company’s Condensed Consolidated Balance Sheet.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs on behalf of the Company and its franchisees. The Company is the sole shareholder/member and is considered to be the primary beneficiary of these funds which have historically been consolidated in accordance with ASC 952-Franchisors (see note 5 for additional information). Company contributions to these advertising funds totaled $0.8 million and $1.1 million for the quarters ended April 4, 2010 and March 29, 2009, respectively.

The assets and liabilities associated with the Company’s consolidated bakery joint venture and operator and FIP restaurants are as follows (see note 5 for details of assets and liabilities with respect to the Company’s advertising funds):

	April 4, 2010		January 3, 2010
	Joint Venture VIEs	Restaurant VIEs	Joint Venture VIEs	Restaurant VIEs
	(in thousands)		(in thousands)
Cash and cash equivalents	$19,652	$5,959	$15,714	$6,229
Other current assets (1)	29,226	4,471	26,751	5,268
Property and equipment, net (1)	139,770	26,407	141,756	29,448
Other long-term assets (1)	2,512	3,575	2,809	4,162

Total assets	$191,160	$40,412	$187,030	$45,107

Notes payable to Tim Hortons Inc. – current (1)	$0	$21,941	$0	$22,843
Other current liabilities (1)	13,755	11,915	11,119	13,765
Notes payable to Tim Hortons Inc. – long-term (1)	0	3,746	0	5,584
Other long-term liabilities (1)	9,889	464	7,818	639

Total liabilities	23,644	38,066	18,937	42,831

Equity of variable interest entities	167,516	2,346	168,093	2,276

Total liabilities and equity	$191,160	$40,412	$187,030	$45,107

(1)

Various assets and liabilities are eliminated upon the consolidation of these variable interest entities, the most significant of which are the notes payable to Tim Hortons Inc., which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

VIEs for which the Company is not the primary beneficiary

The Company also has investments in certain real estate ventures determined to be VIEs of which the Company is not the primary beneficiary. The most significant of these is TIMWEN Partnership, owned on a 50/50 basis by the Company and Wendy’s International, Inc. (“Wendy’s”) to jointly develop the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at one location, typically with separate franchisees operating the Tim Hortons and Wendy’s restaurants. Control is considered to be shared by both Tim Hortons and Wendy’s since all significant decisions of the TIMWEN Partnership must be made jointly.

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method, are based on the Company’s ownership percentages and are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments which amounted to $45.8 million and $45.9 million as at April 4, 2010 and January 3, 2010, respectively. The Company had nil accounts payable outstanding with TIMWEN Partnership as at April 4, 2010 and $2.4 million outstanding as at January 3, 2010.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and represent the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. The Company’s reportable segments are the geographic locations of Canada and the U.S. As set forth in the table below, there are no amounts of revenues shown between reportable segments nor do reportable segments include sales to variable interest entities.

The table below presents information about reportable segments:

	First quarter ended
	April 4, 2010	% of Total	March 29, 2009	% of Total
Revenues
Canada	$468,665	80.4%	$428,605	77.1%
U.S.	27,713	4.8%	34,327	6.2%

Total reportable segments	496,378	85.2%	462,932	83.3%
Variable interest entities (1)	86,234	14.8%	92,775	16.7%

Total	$582,612	100.0%	$555,707	100.0%

Segment Operating Income (Loss)
Canada (1) (2)	$132,386	100.2%	$115,822	100.5%
U.S.	(246)	(0.2)%	(564)	(0.5)%

Reportable Segment Operating Income	132,140	100.0%	115,258	100.0%

Variable interest entities (1)	6,480		6,274
Corporate Charges (3)	(10,884)		(10,316)

Consolidated Operating Income	127,736		111,216
Interest, Net	(5,100)		(4,793)
Income Taxes	(38,063)		(35,041)

Net Income	84,573		71,382
Net Income attributable to noncontrolling interests	(5,684)		(4,943)

Net Income attributable to Tim Hortons Inc.	$78,889		$66,439

Capital Expenditures
Canada	$20,923	86.1%	$29,027	80.3%
U.S.	2,865	11.8%	6,694	18.5%
Variable interest entities	501	2.1%	413	1.2%

	$24,289	100.0%	$36,134	100.0%

(1)

While the adoption of SFAS No. 167 (now ASC 810) (see note 1) resulted in the consolidation of its 50-50 bakery joint venture, the Company’s chief decision maker continues to view and evaluate the performance of the Canadian segment with this 50-50 bakery joint venture accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the Standard). As a result, the net revenues, and the remaining 50% of operating income of this joint venture have been included in Variable interest entities along with revenues and operating income from our non-owned consolidated restaurants.

(2)	Includes substantially all of the Company’s equity income.
(3)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides a reconciliation of total reportable segment long-lived assets and total assets to total consolidated long-lived assets and total consolidated assets, respectively:

	As at
	April 4, 2010	January 3, 2010
Total long-lived assets
Canada	$961,563	$967,879
U.S.	340,514	356,560

Total reportable segments	1,302,077	1,324,439
Variable interest entities	152,412	156,712
Corporate long-lived assets	12,637	12,881

Consolidated long-lived assets	$1,467,126	1,494,032

	As at
	April 4, 2010	January 3, 2010
Total assets
Canada	$1,325,700	$1,373,325
U.S.	446,335	478,395

Total reportable segments	1,772,035	1,851,720
Variable interest entities	225,818	226,470
Corporate assets	15,183	16,101

Consolidated total assets	$2,013,036	2,094,291

Revenues consisted of the following:

	First quarter ended
	April 4, 2010	March 29, 2009
Sales
Distribution sales	$314,724	$292,205
Company-operated restaurant sales	4,990	6,136
Sales from variable interest entities	86,234	92,775

	405,948	391,116

Franchise revenues
Rents and royalties	159,960	144,164
Franchise fees	16,704	20,427

	176,664	164,591

Total revenues	$582,612	$555,707

Cost of sales related to Company-operated restaurants were $5.2 million and $7.8 million for the first quarters ended April 4, 2010 and March 29, 2009, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the Company’s franchised locations and system activity for the first quarters ended April 4, 2010 and March 29, 2009:

	First quarter ended
	April 4, 2010	March 29, 2009
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,560	3,403
Franchises opened	24	27
Franchises closed	(6)	(8)
Net transfers within the franchised system (primarily resales)	(2)	(1)

Franchise restaurants in operation – end of period	3,576	3,421
Company-operated restaurants	20	36

Total systemwide restaurants – end of period (1)	3,596	3,457

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited selection of donuts. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 292 licensed locations in the Republic of Ireland and the United Kingdom as at April 4, 2010 (299 as of March 29, 2009).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 14 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

ASC 815—Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivatives as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheet. ASC 815 also permits companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations.

This designation is based on the exposure being hedged. The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at April 4, 2010 or January 3, 2010.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have therefore been classified as observable Level 2 inputs as defined by ASC 820.

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company may enter into include, but are not limited to: (i) interest rate swaps that effectively convert a portion of floating rate debt to fixed rate debt and are designed to reduce the impact of interest rate changes on future interest expense; (ii) forward foreign exchange contracts that are entered into to fix the price of U.S.-dollar-denominated future purchases; and (iii) commencing in the first quarter of 2010, interest rate forward contracts that are entered into to fix the future interest payments on forecasted issuance of debt.

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

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income) expense, net. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820 (see below). There are no outstanding fair value hedges as at April 4, 2010 and January 3, 2010.

Other derivatives: The Company has a number of total return swaps (“TRS”) outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the SARs that are associated with stock options (see note 10). None of these TRSs qualified as an accounting hedge under ASC 815, and, as such, they are being adjusted to fair value in accordance with ASC 815 at the end of each reporting period. The impact of the revaluation is reported in the Condensed Consolidated Statement of Operations. The fair value of these derivatives was determined using Level 2 inputs, as defined by ASC 820. Changes in the fair value of this derivative are included in General and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs. A TRS has a seven-year term but each contract allows for partial settlements, at the option of the Company, over the term, without penalty.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs. The first two levels are considered observable and the last unobservable. These are used to measure fair value as follows:

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

In accordance with ASC 815 and ASC 820, the tables below outline the Company’s outstanding derivatives and fair value measurements as at April 4, 2010 and January 3, 2010 and for the periods ended April 4, 2010 and March 29, 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheet:

	As at April 4, 2010				As at January 3, 2010
	Notional value	Fair value hierarchy	Fair value asset (liability)	Location on Condensed Consolidated Balance Sheet	Notional value	Fair value hierarchy	Fair value asset (liability)	Location on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments(1)

Forward currency contracts(2)	$89,614	Level 2	$(2,924)	Accounts payable	$85,802	Level 2	$(1,410)	Accounts payable
Interest rate swaps(3)	130,000	Level 2	(4,066)	Accounts payable	130,000	Level 2	(5,290)	Other long- term liabilities
Interest rate forwards(4)	195,000	Level 2	(260)	Accounts payable	0	N/A	0	N/A

Total	$414,614		$(7,250)		$215,802		$(6,700)

Income tax effect			2,453	Deferred income taxes (current asset)			2,370	Deferred income taxes (current asset)

Net of income taxes			$(4,797)				$(4,330)

Derivatives not designated as cash flow hedging instruments(1)
TRS(5)	$10,294	Level 2	$888	Other long- term assets	$8,958	Level 2	$516	Other long- term assets

(1)	In accordance with ASC 815.
(2)	Maturities as at April 4, 2010 extend between April 2010 and December 2010.
(3)	Each matures February 2011.
(4)	Each matures June 1, 2010.
(5)	Maturities of May 2015 and May 2016, respectively.

The Company values most of its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model. Forward currency contracts are fair valued using closing exchange rates. Interest rate swaps are revalued using prevailing interest rates. The TRS is fair valued using the Company’s closing common share price. In addition, the Company entered into interest rate forwards during the first quarter of 2010. Interest rate forwards are revalued using a regression analysis that considers the Government of Canada seven year bond yield and over-the-counter interest rates representing the yield for lending securities against cash (also known as repo rates). The regression analysis includes using a hypothetical derivative approach for both prospective and retrospective effectiveness assessments.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below summarizes the effect of derivative instruments on our Condensed Consolidated Statement of Comprehensive Income (see note 11). The table does not include amounts related to ineffectiveness and excluded amounts from effectiveness testing, as they were immaterial:

	First quarter ended April 4, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(1,881)	$367	Cost of sales	$(1,514)

Interest rate swaps	(115)	1,339	Interest (expense)	1,224

Interest rate forwards	(260)	0	N/A	(260)

Total	$(2,256)	$1,706		$(550)

Income tax effect	283	(200)	Income taxes	83

Net of income taxes	$(1,973)	$1,506		$(467)

(1)	Other comprehensive income.

	First quarter ended March 29, 2009
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(1,067)	$(2,369)	Cost of sales	$(3,436)

Interest rate swaps	(1,032)	1,172	Interest (expense)	140

Total	$(2,099)	$(1,197)		$(3,296)

Income tax effect	288	(381)	Income taxes	(93)

Net of income taxes	$(1,811)	$(1,578)		$(3,389)

(1)	Other comprehensive income.

Derivatives not designated as hedging instruments under ASC 815 did not result in a material net income impact in either 2010 or 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost or fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals. Assets held for sale valued using fair value less cost to sell were immaterial as at April 4, 2010 and January 3, 2010.

NOTE 15 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning after June 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this ASU may have on its Condensed Consolidated Financial Statements.

In March 2010, the FASB issued ASU No. 2010-11—Scope Exception Related to Embedded Credit Derivatives, as codified in ASC 815—Derivatives and Hedging. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU is effective for fiscal quarters beginning after June 15, 2010 with early adoption permitted for the first interim period beginning after issuance of this ASU. The Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation. This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

NOTE 16 SUBSEQUENT EVENT

The Company received notice from IAWS Group Ltd., a subsidiary of Aryzta AG, the Company’s 50-50 partner under the Maidstone Bakeries joint venture, invoking the buy/sell provisions of the joint venture. As a result, the Company has the option to either sell its interest or acquire IAWS’ interest in the joint venture. Aryzta believes that the business of the joint venture will be better served under an alternative ownership structure rather than under the existing joint venture arrangement. The parties have agreed to an extended negotiation period to consider amendments to the ownership structure and the underlying arrangements. The existing joint venture documentation provides that the Company’s supply rights for products extend for seven years after a party’s exit from the joint venture, and sourcing commitments for donuts and Timbits extend until early 2016, allowing the Company sufficient flexibility to secure alternative means of supply, if desired. The existing agreements also have protections regarding intellectual property rights and dealing with competitors, as well as terms relating to price determination, that remain in effect after the closing of the transaction. Given that the discussions regarding the transaction are in the preliminary stages, the resolution of these matters may change as the ultimate ownership structure is determined. The parties expect to reach final agreement by year-end 2010.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2009 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 3, 2010 (“2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators on March 4, 2010, which have not been adjusted for the adoption of Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our 2009 Form 10-K and set forth in our long-form Safe Harbor statement referred to below under “Safe Harbor Statement,” as well as our other descriptions of risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of April 4, 2010, 3,576 or 99.4% of our restaurants were franchised, representing 99.5% of the locations in Canada and 99.1% of the locations in the United States. The amount of systemwide sales affects our franchise royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants, which have been open for thirteen or more months, operating systemwide and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segment financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also generate distribution income.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may also contain certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with GAAP and a reconciliation to GAAP measures.

Effective January 4, 2010, we adopted a new accounting standard, SFAS No. 167, now codified within ASC 810 which requires us to consolidate variable interest entities of which we are considered the primary beneficiary. We have retroactively applied this standard to comparative periods.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc., a Delaware corporation, and its subsidiaries (“THI USA”) for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act, and its subsidiaries for periods on or after September 28, 2009, unless specifically noted otherwise.

Executive Overview

We franchise and, to a much lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of April 4, 2010, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and in some cases, through third-party distributors. We supply frozen and some refrigerated products from our Guelph facility to approximately 86% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 292 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.”

Systemwide sales grew by 10.0% in the first quarter of 2010 (6.6% in the first quarter of 2009) as a result of new restaurant expansion and continued same-store sales growth in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the first quarter of 2010, Canadian same-store sales growth was 5.2% (3.4% in Q1 2009) of which transaction growth and pricing in certain regions were the key drivers, with a slight negative impact from the partial timing shift of the Easter holiday into the first quarter of 2010, from the second quarter of 2009.

Our U.S. same-store sales growth was 3.0% in the first quarter of 2010 (3.2% in Q1 2009), including a slight negative impact of the partial timing shift of the Easter holiday into the first quarter of 2010, from the second quarter of 2009. U.S. sales gains related primarily to continued contributions from the Cold Stone Creamery® initiative and transaction growth through promotional activity, including menu innovation.

Operating income increased $16.5 million, or 14.9%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of strong same-store sales and new restaurant development, which were significant contributors to higher revenues, and higher distribution income, partially offset by higher general and administrative expenses. In addition, the adoption of a new accounting standard relating to the consolidation of certain variable interest entities during the first quarter of 2010, and retroactively applied to prior periods, negatively impacted our operating income growth rate by 0.6% (see below for the reconciliation of Operating income attributable to Tim Hortons Inc. to Operating income).

Net income attributable to Tim Hortons Inc. increased $12.4 million, or 18.7%, in the first quarter of 2010 as compared to the first quarter of 2009, resulting partially from higher operating income, offset by higher income tax expense. While the income tax expense was higher, commensurate with the earnings growth, our effective tax rate was 31.0% in the first quarter of 2010, which is lower than the 32.9% effective tax rate in the first quarter 2009. Our effective tax rate was lower primarily as a result of the lower tax rates in Canada which we now benefit from as a result of our reorganization as a Canadian public company in September 2009. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased to $0.45 in the first quarter of 2010 from $0.37 in the first quarter of 2009. The diluted weighted average number of shares outstanding in the first quarter of 2010 was 176.6 million, or 2.6%, lower than the diluted weighted average share count in the first quarter of 2009, due primarily to our 2009 and 2010 share repurchase programs, which contributed 3.2% of total EPS growth of 21.9%.

Selected Operating and Financial Highlights

	First quarter ended
	April 4, 2010	March 29, 2009
Systemwide sales growth (1)	10.0%	6.6%
Average same-store sales growth
Canada	5.2%	3.4%
U.S.	3.0%	3.2%
Systemwide restaurants	3,596	3,457
Revenues (in millions)	$582.6	$555.7
Operating income (in millions)	$127.7	$111.2
Operating income attributable to Tim Hortons Inc. (in millions) (2)	$121.3	$104.9
Net income attributable to Tim Hortons Inc. (in millions)	$78.9	$66.4
Basic and diluted EPS	$0.45	$0.37
Weighted average number of common shares outstanding – Diluted (in millions)	176.6	181.3

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 8.4% and 8.5% for the first quarter ended 2010 and 2009, respectively.

(2)

Operating income attributable to Tim Hortons Inc. is a non-GAAP measure in that it excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of the first quarter of 2010 operating income was, for the most part, unaffected by noncontrolling interests, which is not the case post-adoption. The presentation of this non-GAAP measure is made with operating income, the most directly comparable U.S. GAAP measure. Management believes that pro-forma operating income attributable to Tim Hortons Inc. is important information for comparison purposes to prior periods and for purposes of evaluating management’s operating income performance without the effects of the new accounting standard relating to the consolidation of variable interest entities to which we are considered the primary beneficiary. This new accounting standard requires the consolidation of a significant joint venture as well as approximately 270 non-owned restaurants. Previously, we did not consolidate this joint venture and we consolidated approximately 120 non-owned restaurants in accordance with the old accounting standard. We present information excluding amounts related to this new accounting standard as it is more reflective of the way we manage and measure our performance internally. Therefore, this measure provides a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

	First Quarter ended		Change from prior year
	April 4, 2010	March 29, 2009	$	%

Operating income	$127.7	$111.2	$16.5	14.9%

Operating income attributable to noncontrolling interests	6.5	6.3	0.2	3.3%

Operating income attributable to Tim Hortons Inc.	$121.3	$104.9	$16.3	15.5%

Systemwide Sales Growth

Systemwide sales growth was 10.0% during the first quarter of 2010 (6.6% in first quarter 2009), as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.4% of our system is franchised. The amount of systemwide sales impacts our franchisee royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales growth, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide that have been open for thirteen or more months, (i.e., includes both franchised and Company-operated restaurants) and provides a useful comparison between periods. Our average same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utility and other items.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. In the first quarter of 2010, we continued to offer combo programs in Canada and the U.S., including a coffee and donut combination. We also introduced an English muffin breakfast sandwich to our hot breakfast sandwich offerings. In addition, we featured several new products including our caramel apple fritter, and our Canada donuts and red, white and bloom donuts in our U.S. markets which were both featured during the Olympic games. We also promoted our annual Roll Up The Rim to Win® contest in the quarter.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. The following summary outlines restaurant openings and closures for the first quarters ended April 4, 2010 and March 29, 2009, respectively:

	April 4, 2010	March 29, 2009
Canada
Restaurants opened	20	20
Restaurants closed	(6)	(7)

Net change	14	13

U.S.
Restaurants opened	4	8
Restaurants closed	0	(1)

Net change	4	7

Total Company
Restaurants opened	24	28
Restaurants closed	(6)	(8)

Net change	18	20

From the end of the first quarter of 2009 to the end of the first quarter of 2010, we opened 172 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 33 restaurant closures for a net increase of 139 restaurants. Typically, 20 to 40 system restaurants are closed annually, the majority of which are in Canada. Restaurant closures generally result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. Restaurant closures made in the normal course typically occur at the end of a lease term or at the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Initiatives in support of this strategy include the expansion of our Cold Stone Creamery co-branding concept. In 2009, we began a strategic initiative in the U.S. to co-brand certain stores with Cold Stone Creamery and later in 2009, we expanded this initiative to Canada. As of April 4, 2010, we had 88 co-branded locations including 70 co-branded locations in the U.S. (66 in Tim Horton restaurants and four in Cold Stone Creamery locations) and 18 co-branded Tim Hortons restaurants in Canada. In the fourth quarter of 2009, we entered into two separate licensing arrangements with Kahala Franchise Corp., the parent company of Cold Stone Creamery Inc. The nature and purpose of the arrangements are to expand both parties’ co-branding initiatives. We have exclusive development rights in Canada, and certain rights to use licenses within the U.S., to operate ice cream and frozen confections retail outlets in combination with Tim Hortons retail outlets.

In addition to our co-branding initiative, in 2010, we will begin testing new concept restaurants in certain U.S. markets to differentiate our customer offering as a cafe and bake shop destination.

The following table shows our restaurant count as of April 4, 2010, January 3, 2010 and March 29, 2009:

Systemwide Restaurant Count

	As of April 4, 2010	As of January 3, 2010	As of March 29, 2009
Canada
Company-operated	15	13	17
Franchised – self-serve kiosks	96	98	99
Franchised – standard and non-standard	2,918	2,904	2,814

Total	3,029	3,015	2,930

% Franchised	99.5%	99.6%	99.4%
U.S.
Company-operated	5	5	19
Franchised – self-serve kiosks	87	87	88
Franchised – standard and non-standard	475	471	420

Total	567	563	527

% Franchised	99.1%	99.1%	96.4%
Total system
Company-operated	20	18	36
Franchised – self-serve kiosks	187	185	187
Franchised – standard and non-standard	3,389	3,375	3,234

Total	3,596	3,578	3,457

% Franchised	99.4%	99.5%	99.0%

We have completed the process of actively converting many of our U.S. Company-operated restaurants to operator agreements. The effect of these conversions to date has been slightly accretive to operating income. Initially, after conversion, we usually provide additional relief to the operator and in the majority of cases we are required to consolidate these restaurants in accordance with variable interest entity accounting rules for consolidations, which recently changed effective for our first quarter of 2010. We had previously consolidated approximately 120 non-owned restaurants under the old accounting standard, and with the adoption of the new accounting standard, are now consolidating approximately 150 additional non-owned restaurants in all the periods presented. We adopted this standard with retroactive application to prior periods for comparability. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company.

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, primarily in the form of branded licensed self-serve kiosk locations, corporately. As a result, operating income from these operations is included in Corporate charges in our segmented operating results. Our reportable segments exclude the effects of the variable interests accounting standard, reflective of the way the business is managed.

The following table contains information about the operating income (loss) of our reportable segments:

	First quarter				Change from first quarter 2009
	April 4, 2010	% of Revenues	March 29, 2009	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada(1)	$132,386	22.7%	$115,822	20.8%	$16,564	14.3%
U.S.	(246)	0.0%	(564)	(0.1)%	318	56.4%

Reportable segment operating income	132,140	22.7%	115,258	20.7%	16,882	14.6%
Variable interest entities	6,480	1.1%	6,274	1.1%	206	3.3%
Corporate charges (2)	(10,884)	(1.9)%	(10,316)	(1.9)%	(568)	(5.5)%

Consolidated operating income	$127,736	21.9%	$111,216	20.0%	$16,520	14.9%

(1)

While the adoption of SFAS No. 167 (now ASC 810) resulted in the consolidation of our 50-50 bakery joint venture, the Company’s chief decision maker continues to view and evaluate the performance of the Canadian segment with this 50-50 bakery joint venture accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the Standard). As a result, the net revenues, and the remaining 50% of operating income of this joint venture have been included in Variable interest entities along with revenues and operating income from our non-owned consolidated restaurants.

(2)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from international operations (discussed below), which continue to be managed corporately.

Reportable segment operating income increased $16.9 million, or 14.6%, in the first quarter of 2010 compared to the first quarter of 2009. Higher systemwide sales from additional restaurants in the system and continued same-store sales growth at existing locations drove operating income growth during the quarter resulting from higher revenues and distribution income. In addition, distribution income was negatively impacted in the first quarter of 2009 as the Company initially delayed passing some commodity cost increases on to franchisees given the challenging economic environment. We also had improvements in operating performance from company-operated restaurants, primarily since we had a fewer number of them. We had higher corporate charges during the first quarter of 2010, primarily due to higher corporate salaries and benefits, offset in part from costs incurred in 2009 relating to our public company reorganization. Income associated with variable interest entities also increased slightly year-over-year. Overall, consolidated operating income increased by $16.5 million, or 14.9%, during the first quarter to $127.7 million from $111.2 million in the first quarter of 2009.

Reportable operating income as a percentage of revenues increased 2.0% to 22.7% during the first quarter of 2010 benefiting from strong operating income growth in Canada and a lower operating loss in the U.S. In addition, a stronger Canadian dollar, which reduced our U.S. denominated revenue growth, and lower sales from our variable interest entities, both reduced consolidated revenues while only having a marginal impact on operating income resulting in a favourable impact on reportable operating income margins.

Canada

Operating income in our Canadian segment for the first quarter of 2010 was $132.4 million, representing a growth rate of 14.3% over the comparable period in 2009. Growth during the quarter was driven primarily by higher systemwide sales, which increased our rents and royalties and distribution income. Our distribution income associated with new products being managed through our supply chain also increased our Canadian segment operating income, with lower franchise fees from lower resales, replacements and renovations and higher support costs, partially offsetting these gains.

Canadian systemwide sales grew during the first quarter of 2010 due to the net addition of 99 restaurants since the first quarter of 2009 and same-store sales growth of 5.2% at existing restaurants. In addition to transaction gains due to our promotional programs, innovation and restaurant level operations, same-store sales growth was positively impacted by pricing, partially offset by the partial timing shift of Easter into the first quarter of 2010 from the second quarter of 2009. In the first quarter of 2010, we opened 20 restaurants in Canada and closed six, compared to opening 20 restaurants and closing seven in the first quarter of 2009.

U.S.

The U.S. segment had an operating loss of $0.3 million in the first quarter of 2010 compared to an operating loss of $0.6 million in the first quarter of 2009. U.S. operating segment improvements were mainly due to increased systemwide sales, resulting in higher rents and royalties and operating income improvements from company-operated restaurants, primarily due to having less, offset in part by higher general and administrative expenses and lower distribution contributions. The rate of growth in relief has slowed versus historical rates, however it is slightly higher in the first quarter of 2010 compared to the first quarter of 2009.

U.S. systemwide sales grew during the first quarter of 2010 due to the net addition of 40 full-serve restaurants since the first quarter of 2009 and same-store sales growth of 3.0%. There was no residual pricing impacting same-store sales growth. Our co-branding initiatives with Cold Stone Creamery continued to be a significant contributor to U.S. same-store sales growth.

During the first quarter of 2010, we opened four new restaurants. In the first quarter of 2009, we opened eight new restaurants and closed one restaurant.

We anticipate that our U.S. segment operating income will continue to show volatility, quarter-to-quarter, as we expand our new unit growth in existing regional markets and into contiguous markets building brand awareness and, where initially, we provide more support to our franchisees.

Variable interest entities

Our variable interest entities’ income before income tax pertains to the entities that we are required to consolidate under SFAS No. 167. These entities include our bakery joint venture of which we have a 50% ownership interest and certain non-owned restaurants. In the first quarter of 2010, the income attributable to variable interest entities was $6.5 million, compared to $6.3 million in the first quarter of 2009, of which a significant portion of this income relates to our bakery joint venture. In addition, we consolidated 270 and 269 non-owned restaurants, on average, in the first quarter of 2010 and 2009, respectively. The retroactive implementation of SFAS No. 167 has resulted in us consolidating approximately 150 more non-owned restaurants than we were consolidating under the previous accounting standard. In addition, over the past year, we have had a gradual shift towards a greater proportion of U.S. non-owned consolidated restaurants as a result of the progression of U.S. restaurants to an owner/operator model, versus Company-operated restaurants and increased participation in our franchise incentive program. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $10.9 million in the first quarter of 2010 and $10.3 million in the first quarter of 2009. The $0.6 million increase primarily reflects higher salary and benefits costs, offset in part by $1.5 million in professional advisory and shareholder communication costs incurred in the first quarter of 2009 associated with our public company reorganization.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. The self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of April 4, 2010, there were 292 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (first quarter 2009 – 299). These kiosks are operated by independent licensed retailers. At present, the distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income, and therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Results of Operations

The following table provides a summary of comparative results of operations and is followed by a more detailed discussion of results for the first quarter of 2010 as compared to the first quarter of 2009.

	First quarter ended				Change from first quarter 2009
	April 4, 2010	% of Revenues	March 29, 2009	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$405,948	69.7%	$391,116	70.4%	$14,832	3.8%
Franchise revenues:
Rents and royalties (1)	159,960	27.5%	144,164	25.9%	15,796	11.0%
Franchise fees	16,704	2.9%	20,427	3.7%	(3,723)	(18.2)%

	176,664	30.3%	164,591	29.6%	12,073	7.3%

Total revenues	582,612	100.0%	555,707	100.0%	26,905	4.8%

Costs and expenses
Cost of sales	347,047	59.6%	337,873	60.8%	9,174	2.7%
Operating expenses	58,725	10.1%	56,593	10.2%	2,132	3.8%
Franchise fee costs	17,826	3.1%	19,778	3.6%	(1,952)	(9.9)%
General and administrative expenses	34,672	6.0%	33,476	6.0%	1,196	3.6%
Equity (income)	(3,257)	(0.6)%	(3,065)	(0.6)%	(192)	6.3%
Other (income), net	(137)	0.0%	(164)	0.0%	27	(16.5)%

Total costs and expenses, net	454,876	78.1%	444,491	80.0%	10,385	2.3%

Operating income	127,736	21.9%	111,216	20.0%	16,520	14.9%
Interest (expense)	(5,447)	(0.9)%	(5,457)	(1.0)%	10	(0.2)%
Interest income	347	0.1%	664	(0.1)%	(317)	(47.7)%

Income before income taxes	122,636	21.0%	106,423	19.2%	16,213	15.2%
Income taxes	38,063	6.5%	35,041	6.3%	3,022	8.6%

Net income	84,573	14.5%	71,382	12.8%	13,191	18.5%
Net income attributable to non-controlling interests	5,684	1.0%	4,943	0.9%	741	15.0%

Net income attributable to Tim Hortons Inc.	$78,889	13.5%	$66,439	12.0%	$12,450	18.7%

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 270 and 269 non-owned restaurants on average in the first quarters of 2010 and 2009, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to ASC 810) were:

	First quarter ended
	April 4, 2010	March 29, 2009
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,208,277	$1,099,230
U.S. (in thousands of U.S. dollars)	$102,427	$91,389

Revenues

Sales

Sales in the first quarter of 2010 increased $14.8 million, or 3.8%, over the first quarter of 2009, with the growth coming from our distribution business, partially offset by lower sales from variable interest entities and company-operated restaurants.

Distribution sales. Distribution sales increased $22.5 million, or 7.7%, reflecting strong underlying product demand associated with systemwide sales growth. Increased sales resulted from a higher number of system restaurants and continued same-store sales growth, which together accounted for approximately $12.9 million of the year-over-year increase. New products managed through our supply chain represented approximately $6.7 million of the increase, offset in part by foreign exchange translation of $3.3 million. The remaining increase in distribution sales was primarily related to product mix and price increases, including higher prices for coffee and other commodities, as a result of higher underlying costs. Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. Underlying commodity costs can be impacted by currency changes, which reduced sales growth this quarter, as well as by changes in the underlying commodity costs. These cost changes can impact distribution revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up.

Company-operated restaurant sales. In the first quarter of 2010, Company-operated restaurant sales were $5.0 million as compared to $6.1 million in the first quarter of 2009 reflecting a lower number of Company-operated restaurants. On average, there were 20 Company-operated restaurants during the first quarter of 2010 compared to 35 during the first quarter of 2009, as a result of the transition of many of our Company-operated restaurants to either franchise or operator agreements.

Variable interest entities’ sales. The consolidation of our bakery joint venture and the consolidation under ASC 810 of approximately 270 non-owned restaurants (96 in Canada and 174 in the U.S.) and 269 non-owned restaurants (122 in Canada and 147 in the U.S.), on average, during the first quarter of 2010 and 2009, respectively, resulted in sales of $86.2 million and $92.8 million, respectively. The majority of non-owned restaurants that are consolidated are either operated by a franchisee under an operator agreement or participate in our U.S. franchise incentive program. The sales decline year-over-year relates primarily to foreign exchange translation (see below) and the mix of non-owned restaurants that we are consolidating with a higher proportion of U.S. non-owned restaurants being consolidated in the first quarter of 2010 as compared to the first quarter of 2009, which generally have lower sales levels.

Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales by approximately 1.9% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased by $15.8 million, or 11.0%, in the first quarter of 2010 to $160.0 million compared to $144.2 million in the first quarter of 2009. This rate of growth was higher than overall systemwide sales growth during the quarter, reflecting the lower rate of growth in relief compared to the rate of growth in systemwide sales. The increase in relief was primarily related to either restaurants that were previously operated as Company restaurants or those opened for less than twelve months.

Both Canada and the U.S. contributed to our net growth in rents and royalties largely in proportion to their overall share of systemwide sales, excluding the effect of foreign exchange translation. Continued same-store sales growth contributed approximately $12.7 million to our net rents and royalties revenue growth and $4.5 million was provided by the addition of 139 new full-serve restaurants in the system year-over-year. Partially offsetting this growth was the negative impact of foreign exchange, which reduced rents and royalties by approximately 1.1% (see below).

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fees were $16.7 million during the first quarter of 2010 compared to $20.4 million in the first quarter of 2009, representing a decrease of $3.7 million or 18.2%. The decrease was from lower revenues from resales and replacements, a lower number of standard restaurant sales, and a lower number of renovations. We opened 24 restaurants in the first quarter of 2010 compared to 28 restaurants in the first quarter of 2009. In addition, in the U.S., we have a franchise incentive program whereby revenues from the sale of equipment are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these U.S. franchise fees. We recognized lower revenues from this program in the first quarter of 2010 compared to the first quarter of 2009.

Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties and franchise fee revenues by approximately 1.1% and nil, respectively, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $9.2 million, or 2.7%, compared to the first quarter of 2009, with costs increasing in distribution, largely offset by lower cost of sales from variable interest entities and company-operated restaurants.

Distribution cost of sales. Distribution cost of sales increased $17.2 million, or 6.8%, for the quarter, driven by systemwide sales growth and by new products managed through our supply chain. The increase in the number of franchised restaurants open and higher average same-store sales, contributed $11.0 million of the increase in cost of sales. New products being managed through our supply chain contributed $5.7 million of the increase. Higher costs from product cost changes, including increases in distribution costs such as coffee and sugar, and business mix changes also contributed to the cost of sales increase. Offsetting these increases was foreign exchange which reduced year-over-year cost of sales by $3.1 million.

Distribution cost of sales represented 59.6% of our total costs and expenses, net, in the first quarter of 2010 as compared to 57.1% of our total costs and expenses, net, in the first quarter of 2009, reflecting a shift in business mix primarily as a result of the new products being managed through our supply chain and the cost increases noted above.

Company-operated restaurants cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the first quarter of 2010, these costs decreased by $2.6 million to $5.2 million compared to the first quarter of 2009 as a result of fewer Company-operated restaurants. On average, we operated 20 restaurants in the first quarter of 2010 compared to 35 restaurants in the first quarter of 2009.

Variable interest entities’ cost of sales. Variable interest entities’ cost of sales relates to costs from the consolidation of our bakery joint venture and approximately 270 and 269 non-owned restaurants, on average, in the first quarter of 2010 and 2009, respectively. Variable interest entities’ cost of sales were $70.7 million and $76.1 million in the first quarter of 2010 and 2009, respectively. The decline of $5.4 million is variable interest entities’ cost of sales relates primarily to foreign exchange translation (see below) and the mix of non-owned restaurants that we are consolidating with a higher proportion of U.S. non-owned restaurants being consolidated in the first quarter of 2010 as compared to the first quarter of 2009.

Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales during the first quarter of 2010 by approximately 2.1%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, were $58.7 million in the first quarter of 2010 as compared $56.6 million in the first quarter of 2009, representing an increase of $2.1 million or 3.8%. Rent expense increased year-over-year as a result of 91 additional properties that were leased and then subleased to franchisees and higher percentage rent expense on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased to 2,880 in the first quarter of 2010 compared to 2,772 in the comparable period of 2009. Partially offsetting these higher expenses in the first quarter of 2010 were lower project and related support costs than the first quarter of 2009, which was impacted by the timing of certain expenses.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the overall value of operating expenses by approximately 2.1% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs decreased to $17.8 million during the first quarter of 2010 from $19.8 million in the first quarter of 2009. The lower franchise fee costs were a result of lower costs associated with resales and replacements, and a lower number of renovations in the first quarter of 2010. Partially offsetting these lower costs were higher support costs and expenses associated with establishing a franchisee’s business.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of franchise fee costs by approximately 0.6% compared to the value that would have been reported had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased $1.2 million, or 3.6%, during the first quarter of 2010 to $34.7 million primarily related to higher salary and benefits in support of the growth in our business. In addition, professional fees were slightly lower as higher spending in 2010 was more than offset by $1.5 million of professional advisory fees related to our 2009 public company reorganization incurred in the first quarter of 2009 that did not recur in 2010. Foreign exchange positively impacted general and administrative expenses by $0.9 million, lowering year-over-year growth (see below). In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of general and administrative expenses by approximately 2.6% compared to the value that would have been reported had there been no exchange rate movement.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but which do not meet the consolidation requirements under SFAS No. 167, now codified in ASC 810. Our most significant equity investment is our interest in TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. Equity income during the first quarter of 2010 was $3.3 million, increasing $0.2 million from the first quarter of 2009.

As previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. Our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add any new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the first quarter of 2010, other income, net, was $0.1 million versus $0.2 million in the first quarter of 2009.

Interest Expense

Total interest expense, including interest on our credit facilities and capital leases, was essentially flat at $5.4 million in the first quarter of 2010 and $5.5 million in the first quarter of 2009.

Our existing term loan matures in February 2011. Subject to market conditions, in the second quarter of 2010, we expect to complete a private bond offering in Canada of between $200 million to $250 million. The proceeds of this anticipated offering are expected to be used to refinance a portion of our $300 million term loan and for general corporate purposes. We expect to settle between $30 million and $80 million of our interest rate swaps at the time we consummate the anticipated transaction. Given current market rates, the early settlement of a portion of our interest rate swaps will result in a mark to market expense of approximately $1 million to $2 million in the second quarter of 2010 when the early termination of term debt is expected to occur. See “—Liquidity and Capital Resources—Overview.”

Interest Income

Interest income was $0.3 million in the first quarter of 2010 and $0.7 million in the first quarter of 2009. Reduced interest income year-over-year was related primarily to lower overall rates on deposits.

Income Taxes

The effective income tax rate for the first quarter ended April 4, 2010 was 31.0%, compared to 32.9% for the first quarter ended March 29, 2009. This variance between periods is primarily attributable to our September 28, 2009 reorganization as a Canadian public company. The reorganization allowed us to benefit from the reduction in the Canadian statutory tax rates in 2010, address certain adverse implications of the Fifth Protocol to the Canada – US Treaty (the “Treaty”), and realize the lower withholding tax rates pursuant to the Treaty.

As previously disclosed within our registration statement on Form S-4, as amended, Registration No. 333-160286 (Central Index Key: 0001467019), filed with the SEC on August 12, 2009, there are revisions proposed to certain aspects of the US Internal Revenue Code of 1986, by the administration of the President of the United States, that would affect the federal income taxation of foreign earnings (“the Obama proposals”). If the Obama proposals are enacted, we anticipate that our effective tax rate (that would be otherwise applicable) may increase by up to 3.5% for 2011 and 2012.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests relates to the minority interests arising from entities and restaurants we consolidate in accordance with ASC 810. We implemented a new accounting standard in the first quarter of 2010 and applied this standard retrospectively. As a result of the new standard implementation, we consolidated our bakery joint venture. In addition, in the first quarter of 2010, we consolidated on average 270 restaurants under ASC 810 as compared to 269 restaurants during the comparable period of 2009. The implementation of SFAS No. 167 has resulted in us consolidating approximately 150 more non-owned restaurants than we were consolidating under the previous accounting standard.

Net income attributable to noncontrolling interests was $5.7 million and $4.9 million in the first quarter of 2010 and 2009, respectively, of which the bakery joint-venture represented a significant portion of this income.

Comprehensive Income

In the first quarter of 2010, comprehensive income attributable to Tim Hortons Inc. was $61.3 million compared to $74.0 million in the first quarter of 2009, although net income increased $13.2 million year-over-year, as discussed above. Other comprehensive income included a translation adjustment loss of $17.1 million in the first quarter of 2010 and a translation adjustment gain of $11.0 million in the first quarter of 2009. Translation adjustment income arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the year-over-year change in other comprehensive income is attributable to losses of $0.5 million and $3.4 million in the first quarters of 2010 and 2009, respectively, related to cash flow hedges, net of taxes. The exchange rate was Cdn. $1.0084 for US$1.00 on April 4, 2010 and Cdn. $1.0510 for US$1.00 on January 3, 2010. The exchange rate was Cdn. $1.2374 for US$1.00 on March 29, 2009 and Cdn. $1.2092 for US$1.00 on December 28, 2008.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments during the last five years. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2010. Our Canadian and U.S. revolving credit facilities provide additional sources of liquidity, if needed.

In the first quarter of 2010, we generated $94.0 million of cash from operations, as compared to cash generated from operations of $34.3 million in the first quarter of 2009, for a net increase of $59.7 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our revolving credit facilities, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that our credit rating would be impacted and we would not be able to borrow on terms which are favourable to us.

Our senior bank facility, which consists of a $300 million term loan and two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 11 financial institutions, of which Canadian financial institutions hold approximately 63% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite credit market conditions. As part of our public company reorganization, we amended and restated the senior bank facility, effective September 28, 2009, to include, among other administrative changes, the Company and our primary U.S. subsidiary as a borrower, and also added the Company as a guarantor.

Subject to market conditions, in the second quarter of 2010, we expect to complete a private bond offering in Canada of between $200 million to $250 million. The proceeds of this anticipated offering are expected to be used to refinance a portion of our $300 million term loan and for general corporate purposes. In anticipation of the transaction, we entered into interest rate forwards as a cash flow hedge to limit a significant portion of the interest rate volatility during the period prior to the consummation of the anticipated refinancing transaction. The interest rate forwards are designed to protect the Company from volatility in the Government of Canada interest rate by fixing the rate at the time the forwards were entered into for the expected term of the private bonds. The credit spread risk has not been hedged and is therefore subject to volatility. Deferred debt issuance costs relating to the existing term debt are expected to be expensed proportionately at the time of any repayment and are expected to be less than $0.3 million. We also expect to settle between $30 million and $80 million of our interest rate swaps at the time we consummate the anticipated transaction. Given current market rates, the settlement of a portion of our interest rate swaps will result in a mark to market expense of approximately $1 million to $2 million in the second quarter of 2010 when the early termination of term debt is expected to occur.

When evaluating our leverage position, we review metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At April 4, 2010, we had approximately $411.0 million in term debt and capital leases included in current and long-term obligations on our balance sheet, with our $300 million term debt classified as current given the timing of its maturity. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends. Given the credit conditions in financial markets, when investing our cash, we continue to be more focused on capital preservation rather than yield.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our strategic plan outlined key aspects of our business that we would focus on during the next four years. Leveraging significant levels of vertical integration and continuing to explore additional systemwide benefits through vertical integration was one of the key initiatives outlined in the “More than a Great Brand” strategic plan. Consistent with this plan, we plan to construct a replacement distribution centre in Kingston, Ontario to provide warehouse and distribution capability and capacity for frozen and refrigerated products in addition to dry goods to our restaurant owners. Total planned capital expenditures on this facility are estimated to be approximately $45 million, with approximately $20 million to be incurred in 2010. When fully operational in the second half of 2011, the facility is expected to serve more than 650 restaurants in eastern Ontario, and Quebec, responding to continued projected growth in that market. As with other vertical integration initiatives, we expect this new facility will deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable return for the Company. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our restaurants efficiently and effectively while contributing to our profitability.

Our Board of Directors approved a 2010 share repurchase program for up to $200 million, or 5% of our outstanding shares as of February 19, 2010. The 2010 program, which received Toronto Stock Exchange (“TSX”) approval on March 1, 2010, commenced on March 3, 2010 and will continue for twelve months ending on March 2, 2011. The program may terminate earlier if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion the Company, subject to the Company’s compliance with regulatory requirements. The Company may make repurchases on the New York Stock Exchange, the TSX and/or other Canadian market places, subject to regulatory requirements. Timing of the share repurchases will be at management’s discretion given prevailing market conditions, cost and other considerations and pursuant to an automatic trading (or 10b5-1) plan, which was established at inception. We expect that all purchases made under the 2010 program will be primarily funded from cash from operations and all repurchased shares will be cancelled. There can be no assurance as to the precise number of shares that will be repurchased under the 2010 program or that the aggregate dollar amount of the shares will be repurchased.

During the quarter, we spent $61.7 million to purchase and cancel approximately 1.9 million of the Company’s common shares as part of our 2009 and 2010 share repurchase programs at an average cost of $32.35 per share.

Our Board of Directors approved a 30.0% increase in the quarterly dividend to $0.13 per share in February 2010. The Company declared and paid its March 2010 dividend at this new rate. Our Board of Directors declared a quarterly dividend payable on June 15, 2010 to shareholders of record as of May 28, 2010 at the $0.13 rate per share. The Company’s long-term targeted dividend payout range is 30%-35% of prior year, normalized annual net income attributable to Tim Hortons Inc. in dividends each year, focusing initially on the lower end of the range, to return value to shareholders based on the Company’s earnings growth. The payment of future dividends, however, remains subject to the discretion of our Board of Directors.

The Company’s outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized and the Company had 174,986,550 common shares outstanding at May 10, 2010. As at this same date, the Company had issued options to acquire 726,777 of its common shares pursuant to the Company’s 2006 Stock Incentive Plan, of which 55,798 were exercisable.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities in the first quarter of 2010 was $94.0 million, representing an increase of $59.7 million from the first quarter of 2009. The increase was driven primarily by changes in timing of working capital movements, primarily in accounts payables and accrued liabilities, and an increase in earnings.

Investing Activities. Net cash used in investing activities decreased $14.3 million from $36.8 million in the first quarter of 2009 to $22.5 million in the first quarter of 2010. Capital expenditures are typically the largest ongoing component of investing activities and represented primarily all of the decrease year-over-year and are summarized as follows:

	First quarter ended
	April 4, 2010	March 29, 2009
	(in millions)
Capital expenditures
New restaurants	$11.3	$20.2
Store replacements and renovations	7.6	4.3
Other capital needs	5.4	11.6

Total capital expenditures	$24.3	$36.1

New restaurant development spending decreased slightly in 2010 due to our focus on opening less capital-intensive restaurants. In 2009, expenditures for other capital needs related primarily to equipment for our new coffee roasting facility in Canada, and also included spending on an enterprise resource planning computer system implementation, and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations. In 2010, we expect to open 130 to 150 restaurants in Canada and 40-60 locations in the U.S. with the majority of these locations being standard locations, but will also include non-standard locations in both markets. Our 2010 capital expenditures are expected to be between $180 million and $200 million, including the commencement of the replacement distribution facility in Kingston, Ontario, mentioned above.

Capital expenditures for new restaurants by operating segment were as follows:

	First quarter ended
	April 4, 2010	March 29, 2009
	(in millions)
Capital expenditures – new restaurants
Canada	$9.3	$15.4
U.S.	2.0	4.8

Total	$11.3	$20.2

Financing Activities. Financing activities used cash of $90.7 million in the first quarter of 2010 compared to $43.7 million in the first quarter of 2009. In the first quarter of 2010, we purchased and cancelled $61.7 million of common shares, and paid dividends of $22.7 million. In the first quarter of 2009, we repurchased $16.7 million of our shares of common stock and paid dividends of $18.2 million. Distributions to noncontrolling interests were $5.9 million and $8.1 million the first quarter of 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of April 4, 2010 and March 29, 2009 as that term is described by the SEC.

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

Other than the adoption of the new accounting standards, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended January 3, 2010. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for the year ended January 3, 2010, filed with the SEC and Canadian Securities Administrators on March 4, 2010, which are incorporated herein by reference.

Effective January 4, 2010, we adopted SFAS No. 167, now codified within ASC 810. This Statement amended Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amended Interpretation 46(R) to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amended certain guidance for determining whether an entity is a variable interest entity, added an additional requirement to assess whether an entity is a variable interest entity, on an ongoing basis, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. See our Condensed Consolidated Financial Statements note 12 – Variable Interest Entities for additional information regarding the impact of the adoption of this standard.

Effective January 4, 2010, we adopted certain provisions within Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements. This ASU provides amendments to ASC 820 that requires more enhanced disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3 fair value measurements. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this update did not have a significant impact on our financial statements or related disclosures.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective for fiscal years beginning after June 15, 2010, and we are currently assessing the potential impact, if any, the adoption of this ASU may have on our Consolidated Financial Statements.

In March 2010, the FASB issued ASU No. 2010-11— Scope Exception Related to Embedded Credit Derivatives, as codified in ASC 815—Derivatives and Hedging. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU is effective for fiscal quarters beginning after June 15, 2010 with early adoption permitted for the first interim period beginning after issuance of this ASU. We are currently assessing the potential impact, if any, the adoption of this update may have on our Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-13 — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718— Compensation—Stock Compensation. This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010, and we are currently assessing the potential impact, if any, the adoption of this update may have on our Consolidated Financial Statements.

Market Risk

Our exposure to various market risks remains substantially the same as reported in our 2009 Annual Report on Form 10-K for the year ended January 3, 2010.

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported in our 2009 Annual Report on Form 10-K for the year ended January 3, 2010.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported in our 2009 Annual Report on Form 10-K for the year ended January 3, 2010.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported in our 2009 Annual Report on Form 10-K for the year ended January 3, 2010.

Subject to market conditions, in the second quarter of 2010, we expect to complete a private bond offering in Canada of between $200 million to $250 million. The proceeds of this anticipated offering are expected to be used to refinance a portion of our $300 million term loan and for general corporate purposes. It is expected that this anticipated transaction will expose us to interest rate volatility related to the Government of Canada benchmark yield. We entered into interest rate forwards as a cash flow hedge to limit a significant portion of this exposure for the expected term of the private bonds. See “—Liquidity and Capital Resources—Overview.”

Inflation

Our exposure to various inflationary risks remains substantially the same as reported in our 2009 Annual Report on Form 10-K for the year ended January 3, 2010.

SAFE HARBOR STATEMENT

Certain information contained our Report on Form 10-Q for the fiscal quarter ended April 4, 2010 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management, including as they relate to any anticipated refinancing transaction, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S.Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed with the U.S. Securities and Exchange Commission, and Canadian Securities Administrators, on March 4, 2010 (the “2009 Form 10-K”) and the risks and uncertainties discussed below, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of a material increase in competition within the quick service restaurant segment of the food service industry; the absence of an adverse event or condition that damages our strong brand position and reputation; continuing positive working relationships with the majority of the Company’s franchisees; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; the absence of any material adverse effects arising as a result of litigation; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto) and our 2009 Form 10-K, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenue, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at store level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased customer demand for our products resulting in lower sales, revenue, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 43 of this Form 10-Q.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009 and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Cross examinations on both sides’ affidavits are being scheduled. The Court has reserved the week of November 29, 2010 for this matter. Plaintiffs filed a motion requesting that the Company’s summary judgment motion be heard following hearing and determination of plaintiffs’ motion for certification. It is the Company’s position that the motions should be heard together. A hearing on plaintiffs’ motion to separate the certification and summary judgment motions is scheduled for May 13, 2010. The Company believes the claim is frivolous and completely without merit, and the Company intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcomes will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. The outcome and value of this claim are not determinable at this time and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements.

From time to time, the Company is also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants and/or leasing of underlying real estate, and with respect to various franchisee matters, including but not limited to those described in the first paragraph above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and to-date, these claims have not had a material effect on the Company. Reserves related to the resolution of legal proceedings are included in the Condensed Consolidated Balance Sheets as a liability under “Accounts payable.” As of the date of hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K filed with the SEC and Canadian Securities Administrators on March 4, 2010, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4) (5)
Monthly Period #1 (January 4, 2010 — February 7, 2010)	765,791	31.45	765,791	45,865,914
Monthly Period #2 (February 8, 2010 — March 7, 2010)	400,160	31.40	400,160	27,589,048
Monthly Period #3 (March 8, 2010 — April 4, 2010)	740,155	$33.79	740,155	$175,000,008

Total	1,906,106	$32.35	1,906,106	$175,000,008

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

In November 2008, the Company’s Board of Directors approved a 2009 share repurchase program (“2009 program”) for up to $200 million, not to exceed the regulatory maximum of 9,077,438 shares, equivalent to 5% of the Company’s outstanding shares of common stock at the time of regulatory approval (on February 25, 2009). The 2009 program commenced on March 2, 2009 and ended March 1, 2010. After repurchasing 559,698 shares in March 2009, we deferred future purchases under the 2009 program until the completion of the implementation of the public company reorganization transaction in September 2009. With the public company reorganization completed, our Board of Directors approved the resumption of the share repurchase program in October 2009. Repurchases recommenced in November 2009 and continued until the termination of the program on March 1, 2010. Purchases were made under the repurchase program through a combination of automatic trading program purchases, and at management’s discretion, subject to applicable regulatory requirements and market, cost and other considerations. As a result, the maximum amounts reflected in this column for Periods #1 and #2 reflect the maximum amount that was available under the 2009 program as of the end of each of those periods, whereas the maximum amount reflected in this column for Period #3 reflects the maximum amount available under the 2010 share repurchase program described in note (5) below. Upon the termination of the 2009 program, $27.5 million of the originally approved $200 million for the 2009 program was not spent, and such amount ceased to be available.

(5)

On March 1, 2010, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence its 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. Purchases of common shares will be made through a combination of automatic trading plan purchases, and at management’s discretion in compliance with regulatory requirements, and given prevailing market, cost, and other considerations. Repurchases will be made by the Company on either the TSX, the New York Stock Exchange and/or other Canadian marketplaces, subject to regulatory requirements. Shares repurchased pursuant to the 2010 program will be cancelled. The 2010 program commenced March 3, 2010 and will end on March 2, 2011, or sooner if the $200 million or 5% share maximum has been reached. The first purchases were made under the 2010 program on March 9, 2010. There can be no assurance as to the precise number of shares that will be repurchased under the 2010 program, or the aggregate dollar amount of the shares purchased. The 2010 program may also be discontinued at the Company’s discretion in compliance with applicable regulatory requirements.

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

ITEM 4.	OTHER INFORMATION

Bakery Joint Venture

We received notice from IAWS Group Ltd., a subsidiary of Aryzta AG, our 50-50 partner under the Maidstone Bakeries joint venture, invoking the buy/sell provisions of the joint venture. As a result, we have the option to either sell our interest or acquire IAWS’ interest in the joint venture. Aryzta believes that the business of the joint venture will be better served under an alternative ownership structure rather than under the existing joint venture arrangement. The parties have agreed to an extended negotiation period to consider amendments to the ownership structure and the underlying arrangements. The existing joint venture documentation provides that our supply rights for products extend for seven years after a party’s exit from the joint venture, and sourcing commitments for donuts and Timbits extend until early 2016, allowing us sufficient flexibility to secure alternative means of supply, if desired. The existing agreements also have protections regarding intellectual property rights and dealing with competitors, as well as terms relating to price determination, that remain in effect after the closing of the transaction. Given that the discussions regarding the transaction are in the preliminary stages, the resolution of these matters may change as the ultimate ownership structure is determined. The parties expect to reach final agreement by year-end 2010.

Anticipated Private Bond Offering in Canada

Subject to market conditions, in the second quarter of 2010, we expect to complete a private bond offering in Canada of between $200 million to $250 million. The proceeds of this anticipated offering are expected to be used to refinance a portion of our $300 million term loan and for general corporate purposes. In anticipation of the transaction, we entered into interest rate forwards as a cash flow hedge to limit a significant portion of the interest rate volatility during the period prior to the consummation of the anticipated refinancing transaction. The interest rate forwards are designed to protect the Company from volatility in the Government of Canada interest rate by fixing the rate at the time the forwards were entered into for the expected term of the private bonds. The credit spread risk has not been hedged and is therefore subject to volatility. Deferred debt issuance costs relating to the existing term debt are expected to be expensed proportionately at the time of any repayment and are expected to be less than $0.3 million. We also expect to settle between $30 million and $80 million of our interest rate swaps at the time we consummate the anticipated transaction. Given current market rates, the settlement of a portion of our interest rate swaps will result in a mark to market expense of approximately $1 million to $2 million in the second quarter of 2010 when the early termination of term debt is expected to occur.

ITEM 5.	EXHIBITS

(a)	Index to Exhibits on Page 45.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: May 13, 2010	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

*	Filed herewith