Form 10-Q
period 2010-07-04
Tim Hortons Inc.
filed 2010-08-12
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common shares	173,922,810 shares

Exhibit Index on page 55.

TIM HORTONS INC. AND SUBSIDIARIES

On July 2, 2010, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9392 for Cdn$1.00.

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

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
		(note 1)		(note 1)
Revenues
Sales	$444,344	$425,348	$850,292	$816,464
Franchise revenues:
Rents and royalties	175,879	160,824	335,839	304,988
Franchise fees	19,639	19,287	36,343	39,714

	195,518	180,111	372,182	344,702

Total revenues	639,862	605,459	1,222,474	1,161,166

Costs and expenses
Cost of sales	375,347	365,711	722,394	703,584
Operating expenses	61,560	58,909	120,285	115,502
Franchise fee costs	20,379	19,615	38,205	39,393
General and administrative expenses (note 9)	36,745	35,694	71,417	69,170
Equity (income)	(3,760)	(3,367)	(7,017)	(6,432)
Other (income), net	(260)	(152)	(397)	(316)

Total costs and expenses, net	490,011	476,410	944,887	920,901

Operating income	149,851	129,049	277,587	240,265
Interest (expense)	(6,878)	(5,058)	(12,325)	(10,515)
Interest income	113	120	460	784

Income before income taxes	143,086	124,111	265,722	230,534
Income taxes (note 2)	42,161	40,648	80,224	75,689

Net income	100,925	83,463	185,498	154,845
Net income attributable to noncontrolling interests	6,804	5,703	12,488	10,646

Net income attributable to Tim Hortons Inc.	$94,121	$77,760	$173,010	$144,199

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.54	$0.43	$0.99	$0.80

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.54	$0.43	$0.99	$0.80

Weighted average number of common shares outstanding — Basic (in thousands) (note 3)	174,586	180,731	175,318	180,975

Weighted average number of common shares outstanding — Diluted (in thousands) (note 3)	174,873	180,923	175,571	181,140

Dividend per common share	$0.13	$0.10	$0.26	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)

(in thousands of Canadian dollars)

	As at
	July 4, 2010	January 3, 2010
		(note 1)
Assets
Current assets
Cash and cash equivalents	$157,495	$ 121,653
Restricted cash and cash equivalents	49,958	60,629
Restricted investments	4,997	20,186
Accounts receivable, net	160,105	179,942
Notes receivable, net (note 11)	19,204	20,823
Deferred income taxes	2,064	3,475
Inventories and other, net (note 4)	109,592	80,490
Advertising fund restricted assets (note 11)	25,661	26,681

Total current assets (note 11)	529,076	513,879
Property and equipment, net (note 11)	1,489,517	1,494,032
Notes receivable, net (note 11)	2,641	3,475
Deferred income taxes	10,771	8,919
Intangible assets, net	7,444	8,405
Equity investments	46,594	45,875
Other assets	25,876	19,706

Total assets (note 11)	$2,111,919	$ 2,094,291

Liabilities and Equity
Current liabilities
Accounts payable (note 5)	$128,214	$135,248
Accrued liabilities:
Salaries and wages	15,092	23,268
Taxes	25,239	27,586
Other (note 5)	109,862	111,401
Deferred income taxes	117	376
Advertising fund restricted liabilities (note 11)	40,850	43,944
Current portion of long-term obligations (note 6)	109,128	7,821

Total current liabilities (note 11)	428,502	349,644

Long-term obligations
Long-term debt (note 6)	237,100	336,302
Advertising fund restricted debt (note 11)	344	415
Capital leases	68,314	67,156
Deferred income taxes	12,545	10,159
Other long-term liabilities (note 11)	73,114	74,929

Total long-term obligations	391,417	488,961

Commitments and contingencies (note 7)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 174,348,514 and 177,318,614 shares, respectively (note 8)	494,512	502,872
Common shares held in Trust, at cost: 330,405 and 278,500 shares, respectively (note 11)	(11,337)	(9,437)
Contributed surplus	1,937	0
Retained earnings	834,184	796,235
Accumulated other comprehensive loss	(115,405)	(120,061)

Total equity of Tim Hortons Inc.	1,203,891	1,169,609
Noncontrolling interests	88,109	86,077

Total equity	1,292,000	1,255,686

Total liabilities and equity	$2,111,919	$2,094,291

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	July 4, 2010	June 28, 2009
		(note 1)
Cash flows provided from (used in) operating activities
Net income	$185,498	$ 154,845
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,874	54,972
Stock-based compensation expense	5,447	4,073
Equity income, net of cash dividends	(696)	2,513
Deferred income taxes	1,493	3,714
Changes in operating assets and liabilities
Restricted cash and cash equivalents	10,697	25,316
Accounts and notes receivable	19,835	19,659
Inventories and other	(27,206)	3,978
Accounts payable and accrued liabilities	(15,899)	(74,610)
Settlement of cash flow hedges (note 6)	(4,791)	0
Other, net	2,817	315

Net cash provided from operating activities	235,069	194,775

Cash flows (used in) provided from investing activities
Capital expenditures	(48,494)	(69,324)
Proceeds from sale of restricted investments	15,240	0
Principal payments received on notes receivable	1,644	733
Other investing activities	(7,418)	(11,841)

Net cash used in investing activities	(39,028)	(80,432)

Cash flows (used in) provided from financing activities
Purchase of common shares/treasury stock	(98,018)	(16,701)
Purchase of common shares held in trust	(3,252)	(713)
Purchase of common shares for settlement of restricted stock units	(377)	(232)
Dividend payments to common shareholders	(45,413)	(36,253)
Distributions and other to noncontrolling interests	(10,456)	(14,147)
Proceeds from issuance of debt, net of issuance costs (note 6)	200,359	1,150
Principal payments on other long-term debt obligations (note 6)	(203,218)	(2,551)

Net cash used in financing activities	(160,375)	(69,447)

Effect of exchange rate changes on cash	176	(1,552)

Increase in cash and cash equivalents	35,842	43,344
Cash and cash equivalents at beginning of period	121,653	124,717

Cash and cash equivalents at end of period	$157,495	$ 168,061

Supplemental disclosures of cash flow information:
Interest paid	$10,862	$ 9,760
Income taxes paid	$82,977	$ 77,998
Non-cash investing and financing activities:
Capital lease obligations incurred	$4,913	$ 4,737

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended July 4, 2010	Year ended January 3, 2010
Common shares
Balance at beginning of period	$502,872	$ 0
Converted from common stock	0	513,318
Repurchase of common shares (note 8)	(8,360)	(10,446)

Balance at end of period	$494,512	$ 502,872

Common stock
Balance at beginning of period	$0	$289
Converted to common shares	0	(289)

Balance at end of period	$0	$ 0

Capital in excess of par value
Balance at beginning of period	$0	$ 929,102
Stock-based compensation, net	0	(322)
Converted to common shares	0	(928,780)

Balance at end of period	$0	$ 0

Treasury stock
Balance at beginning of period	$0	$(399,314)
Purchased during the period	0	(16,701)
Reissued during the period	0	264
Cancelled and retired during the period	0	415,751

Balance at end of period	$0	$ 0

Contributed surplus
Balance at beginning of period	$0	$ 0
Stock-based compensation, net	1,937	0

Balance at end of period	$1,937	$ 0

Common shares held in Trust
Balance at beginning of period	$(9,437)	$ (12,287)
Purchased during the period	(3,252)	(713)
Disbursed or sold from Trust during the period	1,352	3,563

Balance at end of period	$(11,337)	$ (9,437)

Retained earnings
Balance at beginning of period	$796,235	$ 677,550
Net income attributable to Tim Hortons Inc.	173,010	296,367
Dividends	(45,413)	(72,506)
Stock-based compensation	0	(2,221)
Repurchase of common shares – excess of stated value (note 8)	(89,648)	(102,955)

Balance at end of period	$834,184	$ 796,235

Accumulated other comprehensive loss
Balance at beginning of period	$(120,061)	$ (55,348)
Other comprehensive income (loss)	4,656	(64,713)

Balance at end of period	$(115,405)	$(120,061)

Total equity of Tim Hortons Inc.	$1,203,891	$1,169,609

Noncontrolling interests (notes 1 and 11)
Balance at beginning of period	$86,077	$ 91,811
Net income attributable to noncontrolling interests	12,488	23,446
Capital contribution from noncontrolling interests	0	1,305
Distributions and other to noncontrolling interests	(10,456)	(30,485)

Balance at end of period	$88,109	$ 86,077

Total equity	$1,292,000	$1,255,686

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF COMMON SHARES OF TIM HORTONS INC.

(Unaudited)

(in thousands of common shares)

	Year-to-date period ended July 4, 2010	Year ended January 3, 2010
Common shares
Balance at beginning of period	177,319	180,997
Repurchased during the period (note 8)	(2,971)	(3,678)

Balance at end of period	174,348	177,319

Common stock
Balance at beginning of period	0	193,303
Converted to common shares	0	(193,303)

Balance at end of period	0	0

Treasury stock
Balance at beginning of period	0	(11,754)
Purchased during the period	0	(560)
Reissued during the period	0	8
Cancelled and retired during the period	0	12,306

Balance at end of period	0	0

Common shares held in Trust
Balance at beginning of period	(279)	(358)
Purchased during the period	(91)	(25)
Disbursed or sold from Trust during the period	40	104

Balance at end of period	(330)	(279)

Common shares issued and outstanding	174,018	177,040

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 MANAGEMENT STATEMENT AND BASIS OF PRESENTATION

Description of business

Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act (“CBCA”). For periods on or before September 27, 2009, Tim Hortons Inc. was a Delaware corporation (together with its subsidiaries, collectively referred to herein as “THI USA”).

References herein to “Tim Hortons,” or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., the CBCA corporation, and its subsidiaries for periods on or after September 28, 2009, unless specifically noted otherwise.

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

The Company’s principal business is the development and franchising and, to a minimal extent, operation of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper and equipment, as well as food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of July 4, 2010, the Company and its franchisees operated 3,040 restaurants in Canada (99.5% franchised) and 587 restaurants in the United States (“U.S.”) (99.5% franchised) under the name “Tim Hortons®” and the Company had 291 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with U.S. GAAP. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of July 4, 2010 and January 3, 2010, and the condensed consolidated results of operations, comprehensive income (see note 10) and cash flows for the quarters and year-to-date periods ended July 4, 2010 and June 28, 2009. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2009 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators on March 4, 2010. The January 3, 2010 Condensed Consolidated Balance Sheet was derived from the same audited 2009 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP, and has been adjusted to reflect the retroactive application of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 810—Consolidation (“ASC 810”) (see below).

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

These Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain independent operators and joint ventures consolidated in accordance with ASC 810 (see note 11). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

Restricted cash and cash equivalents and restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s Tim Card® quick pay cash card program. The combined balances as of July 4, 2010 and January 3, 2010 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents and restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in note 5.

From time to time, the Company invests some of these funds for periods in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. The carrying amount of the restricted investments approximates fair value due to the short-term nature of the investments. All restricted investments mature by August 2010.

Increases or decreases in restricted cash and cash equivalents are reflected in Net cash provided from operating activities on the Condensed Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet. Changes in the customer obligations are included in Net cash provided from operating activities on the Condensed Consolidated Statement of Cash Flows as the offset to changes in restricted cash and cash equivalents balances. Purchases of and proceeds upon the maturity of restricted investments are included in Net cash used in investing activities on the Condensed Consolidated Statement of Cash Flows. Funding for these investments are drawn from restricted cash and cash equivalents balances.

Accounting changes – new accounting standards

Effective January 4, 2010, the Company adopted FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), now codified within ASC 810. This Statement amended Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amended Interpretation 46(R) to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amended certain guidance for determining whether an entity is a variable interest entity, added an additional requirement to assess whether an entity is a variable interest entity, on an ongoing basis, and required enhanced disclosures that provides users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company has retroactively applied this standard to comparative periods. See note 11 for additional information regarding the impact of the adoption of this standard.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Effective January 4, 2010, the Company adopted certain provisions within Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements (“ASC 820”). This ASU provides amendments to ASC 820 that requires more enhanced disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3 fair value measurements. This ASU was effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this update did not have a significant impact on the Company’s financial statements or related disclosures (see note 13).

NOTE 2 INCOME TAXES

The effective income tax rate for the second quarter ended July 4, 2010 was 29.5%, compared to 32.8% for the second quarter ended June 28, 2009. The effective income tax rate for the year-to-date periods ended July 4, 2010 and June 28, 2009 was 30.2% and 32.8%, respectively. The variance between periods is primarily attributable to the reorganization of the Company as a Canadian public company that took place on September 28, 2009 and, to a lesser extent, the favourable resolution of tax audits in the second quarter of 2010. The reorganization allowed the Company to benefit from the reduction in the Canadian statutory rates in 2010, address certain adverse implications of the Fifth Protocol to the Canada – U.S. Treaty (the “Treaty”), and realize lower withholding tax rates pursuant to the Treaty.

NOTE 3 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per common share attributable to Tim Hortons Inc. are computed by dividing net income attributable to Tim Hortons Inc. by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units (“RSUs”) and stock options with tandem stock appreciation rights (“SARs”), as prescribed in ASC 260—Earnings per share, as the sum of: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to contributed surplus assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$94,121	$77,760	$173,010	$144,199

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	174,586	180,731	175,318	180,975
Dilutive impact of restricted stock units (in thousands)	253	192	239	165
Dilutive impact of stock options with tandem SARs (in thousands)	34	0	14	0

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	174,873	180,923	175,571	181,140

Basic earnings per common share attributable to Tim Hortons Inc.	$0.54	$0.43	$0.99	$0.80

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.54	$0.43	$0.99	$0.80

NOTE 4 INVENTORIES AND OTHER, NET

Inventories and other, net include the following as at July 4, 2010 and January 3, 2010:

	July 4, 2010	January 3, 2010
Raw materials	$29,634	$11,489
Work-in-process	329	0
Finished goods	62,249	57,411

	92,212	68,900
Inventory obsolescence provision	(1,506)	(2,181)

Inventories, net	90,706	66,719
Prepaids and other	18,886	13,771

Total inventories and other, net	$109,592	$80,490

NOTE 5 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are the following obligations as at July 4, 2010 and January 3, 2010:

	July 4, 2010	January 3, 2010
Accounts payable	$111,235	$114,973
Construction holdbacks and accruals	16,979	20,275

	$128,214	$135,248

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Included within Accrued liabilities, Other are the following obligations as at July 4, 2010 and January 3, 2010:

	July 4, 2010	January 3, 2010
Gift certificate obligations	$6,866	$8,348
Cash card obligations	54,118	74,292
Other accrued liabilities	48,878	28,761

	$109,862	$111,401

Other accrued liabilities include deferred revenues, accrued rent expense, deposits, and various equipment and other accruals.

NOTE 6 LONG-TERM DEBT

The following table outlines the Company’s long-term debt obligations as at July 4, 2010 and January 3, 2010:

	July 4, 2010	January 3, 2010
Senior unsecured notes, series 1 (4.20% coupon rate)	$200,000	$0
Term debt	100,000	300,000
Other debt	39,201	37,186

	$339,201	$337,186
Less: current portion (1)	(102,101)	(884)

Long-term debt	$237,100	$336,302

(1)	Excludes current portion due under capital leases.

The Company has an unsecured five-year senior bank facility (“Senior Bank Facility”) with a syndicate of Canadian and U.S. financial institutions that includes a revolving facility of $200 million and US$100 million along with a $300 million (at inception) term loan (“Term Debt”), all of which mature on February 28, 2011. In the second quarter of 2010, the Company repaid $200 million of the Term Debt, prior to maturity and without penalty. The prepayment was made primarily with net proceeds from the issuance of $200 million of senior unsecured notes (“Senior Notes”). The remaining $100 million of Term Debt matures on February 28, 2011 upon expiration of the Senior Bank Facility.

As noted above, the Company issued $200 million of Senior Notes, which were offered on a private placement basis in Canada with a term of seven years, maturing June 1, 2017. The Senior Notes bear a fixed interest rate of 4.20% with interest payable in semi-annual installments, in arrears, commencing December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue), with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the Senior Bank Facility, except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower and statutory preferred exceptions. The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s main Canadian subsidiary. Together, the Borrower’s and TDL’s third party revenues must represent at least 75% of the consolidated revenues of the Company (or such threshold percentage established under the new Senior Bank Facility, upon amendment or after maturity thereof on or before March 31, 2011). These must be tested quarterly, on a rolling twelve-month basis. To the extent combined third party revenues of these two entities is less than 75% of consolidated revenues, additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. Alternatively, if the Borrower’s third party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions), and limiting the Company’s ability to undertake certain acquisitions and dispositions, but there are no financial covenants.

The Senior Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days notice, but no more than 60 days notice, at a redemption price equal to the greater of (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Senior Notes, plus 0.30% and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Senior Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In March 2010, the Company entered into bond forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These bond forwards were settled in June 2010, resulting in an Other comprehensive loss of $4.9 million (see note 13). This loss will be recognized in Interest expense over the seven-year term of the Senior Notes resulting in an effective interest rate of the Senior Notes of 4.59%.

In connection with the issuance of the Senior Notes, the Company incurred a total of $1.2 million in financing costs, which were deferred and are being amortized to interest expense over the term of the Senior Notes.

In connection with the Term Debt, the Company entered into interest rate swaps in 2006 and 2007 with a notional amount of $130 million (see note 13) which were used to fix a portion of the variable rate Term Debt at 5.04%. Upon partial prepayment of the Term Debt, the Company also settled an interest rate swap with a notional amount of $30 million, resulting in recognition of $0.9 million from Other comprehensive loss to Interest (expense) in the second quarter of 2010. The remaining interest rate swaps fix the interest rate on the $100 million of outstanding Term Debt at 4.925%.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.8 million and $0.5 million as at July 4, 2010 and January 3, 2010, respectively. In the event of default by a franchise owner of a guaranteed obligation, the Company generally retains the right to acquire possession of the related restaurants. At July 4, 2010 and January 3, 2010, the Company is also the guarantor on $11.8 million and $9.7 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of July 4, 2010. The length of the arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Cross examinations on both sides’ affidavits are being scheduled. The Court has reserved the week of November 29, 2010 for the hearing on this matter. Plaintiffs filed a motion requesting that the Company’s summary judgment motion be heard following hearing and determination of plaintiffs’ motion for certification. It was the Company’s position that the motions should be heard together. A hearing on plaintiffs’ motion to separate the certification and summary judgment motions was heard on May 13, 2010, and the court ruled in favour of the Company that the two motions should be heard together. Both motions are scheduled for the week of November 29, 2010, subject to the delivery of required materials and completion of examinations. The Company believes the claim is frivolous and completely without merit, and intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claim’s success nor the ultimate amount payable, if any, is determinable at this time, and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in these Condensed Consolidated Financial Statements related to this claim.

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

NOTE 8 COMMON SHARES

On March 1, 2010, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence its 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. Purchases of common shares are planned to be made through a combination of automatic trading plan purchases (10b5-1) and at management’s discretion in compliance with regulatory requirements, given prevailing market, cost, and other considerations. Purchases under the program are planned to be made by the Company on either the TSX, the New York Stock Exchange and/or other Canadian marketplaces, subject to applicable regulatory requirements. The 2010 program commenced March 3, 2010 and will end on March 2, 2011, or sooner if the $200 million or 5% share maximum has been reached. The 2010 program may also be discontinued at the Company’s discretion in compliance with applicable regulatory requirements. All shares purchased pursuant to the 2010 program will be cancelled.

In the year-to-date period ended July 4, 2010, the Company purchased and cancelled approximately 3.0 million common shares for a total cost of approximately $98.0 million under the Company’s 2009 repurchase program and the 2010 program of which $8.4 million reduced the stated value of Common shares and the remainder was recorded as a reduction to Retained earnings.

In the year-to-date period ended June 28, 2009, the Company purchased approximately 0.6 million shares of common stock for a total cost of approximately $16.7 million under the Company’s 2009 repurchase program to be held in treasury. No shares were purchased during the second quarter of 2009 due to the suspension of purchases until the fourth quarter of 2009 when the Company completed its reorganization as a Canadian public company. All treasury shares were subsequently cancelled upon the reorganization of THI USA as a Canadian public company in September 2009.

NOTE 9 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Restricted stock units	$1,868	$1,713	$3,316	$2,919
Stock options and tandem SARs	997	772	1,453	723
Deferred stock units	287	103	678	431

Total stock-based compensation expense	$3,152	$2,588	$5,447	$4,073

The Company begins expensing performance-based RSUs at the time the performance measures are set. As a result, amounts relating to the planned May 2011 grants are being expensed assuming the achievement of the performance condition is probable.

The Company has entered into total return swaps (“TRS”) as economic hedges for a portion of its outstanding stock options with tandem SARs (see note 13). The Company recognized a gain relating to the TRS of less than $0.1 million in the second quarter of 2010 compared to a loss of $0.4 million during the second quarter of 2009 (gain of $0.4 million year-to-date 2010 and a loss of $0.5 million year-to-date 2009).

Details of stock-based compensation grants and settlements during 2010, on a year-to-date basis, are set forth below.

Deferred share units

Approximately 15,200 deferred share units (“DSUs”) were granted during the year-to-date period ended July 4, 2010 (26,500 year-to-date 2009) at a fair market value of $33.92 ($30.88 year-to-date 2009). Approximately 5,200 DSUs were settled during the year-to-date period ended July 4, 2010 (nil year-to-date 2009). DSU’s are liability-based awards and, as such, are revalued each reporting period to the Company’s closing share price.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted stock units

The Company’s Human Resource and Compensation Committee (“HRCC”) approved awards of 14,487 and 174,946 of RSUs with dividend equivalent rights, which were granted in March 2010 and May 2010, respectively. The fair market value of each RSU awarded as part of this grant (the closing price of the Company’s common shares traded on the TSX on the business day preceding the grant) in March 2010 and May 2010 was $32.78 and $35.23, respectively. The awards granted in March 2010 vest in equal installments in May 2010 and May 2011 and the awards granted in May 2010 are scheduled to vest either in equal installments over, or in one lump sum at the end, of a 30-month period. In accordance with ASC 718 – Compensation – Stock Compensation (“ASC 718”), RSUs granted to retirement-eligible employees are expensed immediately, unless the RSUs contain a performance measure. Performance-based RSUs expected to be granted to retirement eligible employees are expensed evenly over the period from the date on which the performance measure is set to the date on which the grant is expected to be made.

In the second quarter ended July 4, 2010, the Company funded its employee benefit plan trust (the “Trust”), which, in turn, purchased approximately 91,000 common shares for approximately $3.3 million (25,000 shares for $0.7 million in Q2 2009). For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding common shares, and the Trust has been consolidated in accordance with ASC 810, since the Company is the primary beneficiary, as that term is defined by ASC 810. The Trust is used to fix the Company’s future cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of common shares held in the Trust to most of the Canadian officers and employees that participate in the 2006 Stock Incentive Plan, as amended and restated from time to time (the “2006 Plan”).

In the second quarter ended July 4, 2010, approximately 92,000 (150,000 in Q2 2009) RSUs that were previously granted vested in accordance with the terms of such awards. The Company’s settlement obligations, after provision for the payment of minimum statutory withholding tax requirements for which employees are responsible, were satisfied by the disbursement of approximately 40,000 (66,000 in Q2 2009) shares held in the employee benefit plan trust and approximately 11,000 shares (8,000 shares in Q2 2009) were purchased by an agent of the Company on behalf of the respective eligible employees on the open market in May 2010, at an average purchase price of $35.63 ($28.94 in Q2 2009). In 2009, approximately 8,000 shares were also issued from treasury (nil in 2010 as the Company does not have treasury shares).

Stock options and tandem stock appreciation rights

The HRCC approved awards of 403,269 stock options with tandem SARs, which were granted in May 2010 (533,392 in May 2009) at a fair value grant day price of $35.23 ($28.87 in May 2009), to officers of the Company. These awards were granted to retirement-eligible employees and non-retirement eligible employees. For purposes of the Black-Scholes-Merton option pricing model, the grants were segregated based on the year of the grant and retirement eligibility, and the assumptions were adjusted accordingly. All options with tandem SARs granted in 2010 and 2009 vest over three years and expire seven years from the date of issuance, provided that if an employee retires, the term decreases to four years after retirement. The fair value of these awards was determined in accordance with ASC 718 at the grant date and each subsequent remeasurement date by applying the Black-Scholes-Merton option pricing model using the following assumptions:

	Assumptions
Remeasurement date	July 4, 2010	January 3, 2010
Expected volatility	18% – 26%	23% – 28%
Risk-free interest rate	1.2% – 2.3%	1.4% – 2.5%
Expected life	1.4 – 4.9 years	1.9 – 4.4 years
Expected dividend yield	1.5%	1.2%
Closing share price	$34.04	$32.13

Awards granted to retirement-eligible employees are expensed on an accelerated basis, in accordance with ASC 718. The stock option with tandem SARs awards were revalued to fair value at July 4, 2010 using the closing share price on the Toronto Stock Exchange.

A total of 12,245 vested SARs were exercised and cash-settled for approximately $0.1 million during the second quarter of 2010 (nil in the second quarter of 2009). The associated options were cancelled.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive income (loss) and Total comprehensive income are shown below:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income	$ 100,925	$ 83,463	$ 185,498	$ 154,845

Other comprehensive income (loss)
Translation adjustments	21,445	(32,681)	4,377	(21,717)
Unrealized gains (losses) from Cash flow hedges:
Net gain (loss) from change in fair value of derivatives	(986)	1,757	(2,959)	1,262
Amount of net (gain) loss reclassified to earnings during the period	1,732	(2,079)	3,238	(4,971)

Total cash flow hedges	746	(322)	279	(3,709)

Total other comprehensive income (loss)	22,191	(33,003)	4,656	(25,426)

Total comprehensive income	123,116	50,460	190,154	129,419
Total comprehensive income attributable to noncontrolling interests	6,804	5,703	12,488	10,646

Total comprehensive income attributable to Tim Hortons Inc.	$ 116,312	$ 44,757	$ 177,666	$ 118,773

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Cash flow hedges:
Net gain (loss) from change in fair value of derivatives	$ 819	$ 584	$ 1,102	$ 232
Amounts reclassified to earnings	$(1,504)	$ (966)	$ (1,704)	$ (707)

NOTE 11 VARIABLE INTEREST ENTITIES

In accordance with the new guidance adopted under SFAS No. 167, now codified within ASC 810 (see note 1), effective January 4, 2010, the Company analyzed its variable interests, including its equity investments and certain license or operator arrangements with various entities. The Company determined which interests were interests in variable interest entities (“VIEs”), and then assessed whether the Company was considered to be the primary beneficiary of those VIEs. If the Company is determined to be the primary beneficiary, the Company is required to consolidate the VIE’s assets, liabilities, results of operations and cash flows. If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable U.S. GAAP. The Company has retroactively applied this standard to comparative periods.

VIEs for which the Company is the primary beneficiary

The Company’s 50-50 bakery joint venture, Maidstone Bakeries, produces and supplies our restaurant system with par-baked donuts, TimbitsTM , some bread products, and pastries. Under the joint venture, a significant portion of the joint venture’s manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. As such, the Company is subject to terms and conditions under various agreements including the joint venture, supply, license and service agreements. The Company is considered to have power (under the accounting principles of ASC 810) over the joint venture since the Company determines which par-baked products are to be manufactured by the bakery joint venture, exclusively for Tim Hortons restaurants, and at pricing determined by both 50-50 joint venture parties. Tim Hortons restaurant owners and operators currently purchase all of their par-baked donuts and Timbits and a significant portion of other bread products from this bakery joint venture. For these reasons, the Company concluded that it is the primary beneficiary of its 50-50 bakery joint venture. Previously under FIN 46(R), the Company accounted for the bakery joint venture under the equity method based on the Company’s 50% ownership interest. In fiscal 2009, the Company made a capital contribution of $1.3 million to the joint venture and had accounts payable outstanding of $4.7 million and $3.6 million as at July 4, 2010 and January 3, 2010, respectively.

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

The Company has consolidated 279 and 290 operator and FIP restaurants as at July 4, 2010 and January 3, 2010, respectively, or approximately 7.7% and 8.4% of the Company’s total systemwide restaurants, respectively. On average, a total of 278 and 279 operator and FIP restaurants were consolidated in the second quarter of 2010 and 2009, respectively (274 for both year-to-date 2010 and 2009). The Company has no equity interest in any of its franchisees. None of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company.

In connection with restricted stock unit awards granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated in accordance with ASC 810 and the cost of the shares held by the Trust of $11.3 million and $9.4 million as at July 4, 2010 and January 3, 2010, respectively, has been accounted for as a reduction in outstanding common shares on the Company’s Condensed Consolidated Balance Sheet.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchisees. The advertising funds are operated on behalf of the Company and its franchisees, with separate advertising funds administered for Canada and the U.S. The Company is the sole shareholder (Canada) and sole member (U.S.) and is considered to be the primary beneficiary of these funds which have historically been consolidated in accordance with ASC 952–Franchisors, and accordingly, the revenue, expenses and cash flows of the advertising funds are generally not included in the Company’s Condensed Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets and liabilities of these advertising funds have been consolidated in accordance with ASC 810. Company contributions to these advertising funds totaled $0.9 million and $1.0 million for the quarters ended July 4, 2010 and June 28, 2009, respectively ($1.7 million and $2.1 million year-to-date 2010 and 2009, respectively).

The assets and liabilities associated with the Company’s consolidated bakery joint venture, restaurant VIEs (operator and FIP restaurants) and advertising funds are as follows:

	July 4, 2010			January 3, 2010
	Joint Venture VIEs	Restaurant VIEs	Advertising fund VIEs	Joint Venture VIEs	Restaurant VIEs	Advertising fund VIEs
	(in thousands)			(in thousands)
Cash and cash equivalents	$ 21,451	$7,906	$0	$ 15,714	$6,229	$0
Restricted assets - current	0	0	25,661	0	0	26,681
Other current assets (1)	26,755	3,979	0	26,751	5,268	0
Property and equipment, net (1)	137,990	35,628	15,060	141,756	29,448	18,159
Other long-term assets (1)	2,237	3,661	1,805	2,809	4,162	1,256

Total assets	$ 188,433	$51,174	$42,526	$ 187,030	$45,107	$46,096

Notes payable to Tim Hortons Inc. – current (1)	$ 0	$26,750	$0	$ 0	$22,843	$0
Restricted liabilities – current	0	0	40,850	0	0	43,944
Other current liabilities (1)	11,449	14,806	0	11,119	13,765	0
Notes payable to Tim Hortons Inc. – long-term (1)	0	2,909	0	0	5,584	0
Restricted liabilities – long-term	0	0	344	0	0	415
Other long-term liabilities (1)	9,561	1,409	1,332	7,818	639	1,737

Total liabilities	21,010	45,874	42,526	18,937	42,831	46,096

Equity of variable interest entities	167,423	5,300	0	168,093	2,276	0

Total liabilities and equity	$ 188,433	$51,174	$42,526	$ 187,030	$45,107	$46,096

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method, based on the Company’s ownership percentages and, are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments which amounted to $46.6 million and $45.9 million as at July 4, 2010 and January 3, 2010, respectively. The Company had no amounts payable outstanding with TIMWEN Partnership as at July 4, 2010 and $2.4 million outstanding as at January 3, 2010.

NOTE 12 SEGMENT REPORTING

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

The table below presents information about reportable segments:

	Second quarter ended				Year-to-date period ended
	July 4, 2010	% of Total	June 28, 2009	% of Total	July 4, 2010	% of Total	June 28, 2009	% of Total
Revenues
Canada	$538,228	84.1%	$468,822	77.4%	$1,006,893	82.4%	$897,427	77.3%
U.S.	30,135	4.7%	38,717	6.4%	57,848	4.7%	73,044	6.3%

Total reportable segments	568,363	88.8%	507,539	83.8%	1,064,741	87.1%	970,471	83.6%
Variable interest entities (1)	71,499	11.2%	97,920	16.2%	157,733	12.9%	190,695	16.4%

Total	$639,862	100.0%	$605,459	100.0%	$1,222,474	100.0%	$1,161,166	100.0%

Segment operating income (loss)
Canada (1) (2)	$149,730	97.7%	$132,347	97.7%	$282,116	98.8%	$248,169	99.0%
U.S.	3,580	2.3%	3,141	2.3%	3,334	1.2%	2,577	1.0%

Reportable segment operating income	153,310	100.0%	135,488	100.0%	285,450	100.0%	250,746	100.0%

Variable interest entities (1)	7,743		6,279		14,223		12,553
Corporate charges (3)	(11,202)		(12,718)		(22,086)		(23,034)

Consolidated operating income	149,851		129,049		277,587		240,265
Interest expense, net	6,765		4,938		11,865		9,731
Income taxes	42,161		40,648		80,224		75,689

Net income	100,925		83,463		185,498		154,845
Net income attributable to noncontrolling interests	6,804		5,703		12,488		10,646

Net income attributable to Tim Hortons Inc.	$94,121		$77,760		$173,010		$144,199

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides information about capital spending:

	Second quarter ended				Year-to-date period ended
	July 4, 2010	% of Total	June 28, 2009	% of Total	July 4, 2010	% of Total	June 28, 2009	% of Total

Capital expenditures
Canada	$20,305	83.9%	$26,514	79.9%	$41,228	85.0%	$55,541	80.1%
U.S.	3,162	13.1%	6,583	19.8%	6,027	12.4%	13,277	19.2%
Variable interest entities	738	3.0%	93	0.3%	1,239	2.6%	506	0.7%

	$24,205	100.0%	$33,190	100.0%	$48,494	100.0%	$69,324	100.0%

The following table provides a reconciliation of total reportable segment long-lived assets and total assets to total consolidated long-lived assets and total consolidated assets, respectively:

	As at
	July 4, 2010	January 3, 2010
Total long-lived assets
Canada	$962,129	$967,879
U.S.	356,401	356,560

Total reportable segments	1,318,530	1,324,439
Variable interest entities	158,594	156,712
Corporate long-lived assets	12,393	12,881

Consolidated long-lived assets	$1,489,517	1,494,032

	As at
	July 4, 2010	January 3, 2010
Total assets
Canada	$1,388,444	$1,373,325
U.S.	447,443	478,395

Total reportable segments	1,835,887	1,851,720
Variable interest entities	232,336	226,470
Corporate assets	43,696	16,101

Consolidated total assets	$2,111,919	2,094,291

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Sales
Distribution sales	$367,390	$320,823	$682,114	$613,028
Company-operated restaurant sales	5,455	6,605	10,445	12,741
Sales from variable interest entities	71,499	97,920	157,733	190,695

	444,344	425,348	850,292	816,464

Franchise revenues
Rents and royalties	175,879	160,824	335,839	304,988
Franchise fees	19,639	19,287	36,343	39,714

	195,518	180,111	372,182	344,702

Total revenues	$639,862	$605,459	$1,222,474	$1,161,166

Cost of sales related to Company-operated restaurants were $5.7 million and $7.4 million for the second quarters ended July 4, 2010 and June 28, 2009, respectively ($11.0 million and $15.2 million year-to-date 2010 and 2009, respectively).

The following table outlines the Company’s franchised locations and system activity for the second quarters and year-to-date periods ended July 4, 2010 and June 28, 2009:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,576	3,421	3,560	3,403
Franchises opened	35	25	59	52
Franchises closed	(5)	(7)	(11)	(15)
Net transfers within the franchised system (primarily resales)	4	16	2	15

Franchise restaurants in operation – end of period	3,610	3,455	3,610	3,455
Company-operated restaurants	17	20	17	20

Total systemwide restaurants – end of period (1)	3,627	3,475	3,627	3,475

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which offer primarily coffee products and a limited product selection. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 291 licensed locations in the Republic of Ireland and the United Kingdom as at July 4, 2010 (297 as of June 28, 2009).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty at July 4, 2010 or January 3, 2010.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates. The Company seeks to manage its cash flows and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates or interest rates on net income and cash flows. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have therefore been classified as observable Level 2 inputs as defined by ASC 820.

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company may enter into include, but are not limited to: (i) interest rate swaps that effectively convert a portion of floating rate debt to fixed rate debt and are designed to reduce the impact of interest rate changes on future interest expense; (ii) forward foreign exchange contracts that are entered into to fix the price of U.S.-dollar-denominated future purchases; and (iii) interest rate forward contracts that were entered into to fix the future interest payments on the issuance of the senior unsecured notes.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of Accumulated other comprehensive (loss) in Total equity of Tim Hortons Inc. and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Condensed Consolidated Statement of Operations. The Company discontinues hedge accounting: (i) when it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) when the derivative expires or is sold, terminated or exercised; (iii) when it is probable that the forecasted transaction will not occur; or (iv) when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income), net. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820 (see below). There are no outstanding fair value hedges as at July 4, 2010 and January 3, 2010.

Other derivatives: The Company has a number of total return swaps outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the SARs that are associated with stock options (see note 9). The TRS did not qualify as accounting hedges under ASC 815, and, as such, they are being adjusted to fair value in accordance with ASC 815 at the end of each reporting period. The impact of the revaluation is reported in the Condensed Consolidated Statement of Operations. The fair value of these derivatives was determined using Level 2 inputs, as defined by ASC 820. Changes in the fair value of this derivative are included in General and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs. The TRS each have a seven-year term but each contract allows for partial settlements, at the option of the Company, over the term, without penalty.

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

In accordance with ASC 815 and ASC 820, the tables below outline the Company’s outstanding derivatives and fair value measurements as at July 4, 2010 and January 3, 2010 and for the second quarters and year-to-date periods ended July 4, 2010 and June 28, 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheet:

	As at July 4, 2010				As at January 3, 2010
	Notional amount	Fair value hierarchy	Fair value asset (liability)	Location on Condensed Consolidated Balance Sheet	Notional amount	Fair value hierarchy	Fair value asset (liability)	Location on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments(1)

Forward currency contracts(2)	$92,483	Level 2	$1,163	Inventories and other, net	$85,802	Level 2	$(1,410)	Accounts payable

Interest rate swaps(3)	100,000	Level 2	(2,190)	Accrued liabilities, Other	130,000	Level 2	(5,290)	Other long- term liabilities

Total	$192,483		$(1,027)		$215,802		$(6,700)

Income tax effect			283	Deferred income taxes (current asset)			2,370	Deferred income taxes (current asset)

Net of income taxes			$(744)				$(4,330)

Derivatives not designated as cash flow hedging instruments(1)
TRS (4)	$14,977	Level 2	$949	Other long- term assets	$8,958	Level 2	$516	Other long- term assets

(1)	In accordance with ASC 815.
(2)	Maturities as at July 4, 2010 extend between July 2010 and December 2010.
(3)	Each matures February 2011.
(4)	Maturities of May 2015, May 2016 and May 2017, respectively.

The Company values most of its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model. Forward currency contracts and interest rate swaps are fair valued using prevailing exchange rates and interest rates. The TRS are fair valued using the Company’s closing common share price on the last business day of the fiscal period. In addition, the Company entered into interest rate forwards during the first quarter of 2010, which were settled during the second quarter of 2010.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The tables below summarize the effect of derivative instruments on our Condensed Consolidated Statement of Comprehensive Income (see note 10). The tables exclude amounts determined to be ineffective, as they were not significant:

	Second quarter ended July 4, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$3,187	$899	Cost of sales	$4,086

Interest rate swaps	(396)	2,272	Interest (expense)	1,876

Interest rate forwards	(4,596)	65	Interest (expense)	(4,531)

Total	$(1,805)	$3,236		$1,431

Income tax effect	819	(1,504)	Income taxes	(685)

Net of income taxes	$(986)	$1,732		$746

	Second quarter ended June 28, 2009
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$2,970	$(4,088)	Cost of sales	$(1,118)

Interest rate swaps	(1,797)	2,975	Interest (expense)	1,178

Total	$1,173	$(1,113)		$60

Income tax effect	584	(966)	Income taxes	(382)

Net of income taxes	$1,757	$(2,079)		$(322)

(1)	Other comprehensive income (loss).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

	Year-to-date period ended July 4, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$1,306	$1,266	Cost of sales	$2,572

Interest rate swaps	(511)	3,611	Interest (expense)	3,100

Interest rate forwards	(4,856)	65	Interest (expense)	(4,791)

Total	$(4,061)	$4,942		$881

Income tax effect	1,102	(1,704)	Income taxes	(602)

Net of income taxes	$(2,959)	$3,238		$279

	Year-to-date period ended June 28, 2009
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$1,888	$(6,440)	Cost of sales	$(4,552)

Interest rate swaps	(858)	2,176	Interest (expense)	1,318

Total	$1,030	$(4,264)		$(3,234)

Income tax effect	232	(707)	Income taxes	(475)

Net of income taxes	$1,262	$(4,971)		$(3,709)

(1)	Other comprehensive income (loss).

Derivatives not designated as hedging instruments under ASC 815 did not result in a material net income impact in either of the second quarter or year-to-date periods in 2010 or 2009.

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost or fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals. Assets held for sale that are valued using fair value less cost to sell were not significant as at July 4, 2010 and January 3, 2010 and have therefore not been disclosed.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 14 RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2010, the FASB issued ASU No. 2010-11—Scope Exception Related to Embedded Credit Derivatives, as codified in ASC 815—Derivatives and Hedging. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU is effective for interim periods beginning after June 15, 2010 with early adoption permitted for the first interim period beginning after issuance of this ASU. The Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”). This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

In April 2010, the FASB issued ASU No. 2010-17— Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

NOTE 15 SUBSEQUENT EVENT

In late April 2010, the Company received notice from IAWS Group Ltd., a subsidiary of Aryzta AG, the Company’s 50-50 partner under the Maidstone Bakeries joint venture, invoking the buy/sell provisions of the joint venture. The Company has decided to sell its 50% interest in the joint venture for gross proceeds of $475 million. The all-cash transaction is subject to receipt of regulatory approvals, and is expected to close before year-end 2010. The Company had a net investment of approximately $75 million in this joint venture as of the end of the second quarter of 2010. The Maidstone Bakeries joint venture is currently consolidated in the Company’s financial results in accordance with SFAS No. 167, now codified within ASC 810. After the closing of the transaction, the Company will no longer be required to consolidate this entity. Details of the joint venture’s unconsolidated balance sheet are outlined in Note 11. In fiscal 2009, the joint venture contributed $22 million to the Company’s net income, or $0.12 per share, representing the Company’s 50% share of net earnings. Upon closing, the Company’s supply obligations for donuts and Timbits™ extend until early 2016, and it has supply rights until early 2017, at the Company’s option, allowing the Company sufficient flexibility to secure alternative means of supply, if desired.

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

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As of July 4, 2010, 3,610 or 99.5% of our restaurants were franchised, representing 99.5% of the locations in Canada and 99.5% of the locations in the United States. The amount of systemwide sales affects our franchise royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants. Average same-store sales, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants, which have been open for thirteen or more months, operating systemwide and provides a useful comparison between periods. We believe systemwide sales and average same-store sales provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segment financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also generate distribution income.

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

Executive Overview

We franchise and, to a much lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of July 4, 2010, we leased or owned the real estate for approximately 80% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and in some cases, through third-party distributors. We supply frozen and some refrigerated products from our Guelph facility to approximately 86% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 291 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.”

Systemwide sales grew by 9.2% in the second quarter of 2010 (5.0% in the second quarter of 2009) and 9.6% on a year-to-date basis in 2010 (5.7% 2009 year-to-date) as a result of strong same-store sales growth and new restaurant expansion in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the second quarter of 2010, Canadian same-store sales growth was 6.4% (1.7% in the second quarter of 2009). Successful menu initiatives, promotions, and operational initiatives, such as our hospitality strategy, helped contribute to transaction growth. Average cheque was positively impacted this quarter by previous pricing in the system, which we expect to have a more moderate impact in the second half of the year as pricing is lapped. There was a slight positive impact from the partial timing shift of the Easter holiday into the first quarter of 2010, from the second quarter of 2009. Our co-branding initiative with Cold Stone Creamery® in Canada also had a slightly positive effect on same-store sales growth in the second quarter of 2010. Canadian same-store sales growth was 5.8% in the first half of 2010 (2.5% in the first half of 2009).

Our U.S. same-store sales growth was 3.1% in the second quarter of 2010 (3.3% in Q2 2009). U.S. sales gains related primarily to a combination of transaction growth and a higher average cheque. Transaction growth was driven by continued menu innovation, value promotions and, to a lesser extent, Cold Stone Creamery co-branded locations. Average cheque benefited from additional pricing in the system, offset significantly by promotional activity and value pricing. These initiatives were designed to drive transactions in order to help address continuing economic weakness and ongoing competitive activity in our core U.S. markets. In addition, same-store sales growth was favourably impacted, to a lesser extent, by the timing shift of holidays (Independence Day occurring in the third quarter of 2010 and part of the Easter holiday in the first quarter of 2010), and more moderate contributions from our Cold Stone Creamery co-branded locations. On a year-to-date basis, U.S. same-store sales growth was 3.1% (3.3% in 2009 year-to-date).

Operating income increased $20.8 million, or 16.1%, in the second quarter of 2010 compared to the second quarter of 2009. Operating income increased $37.3 million, or 15.5%, in the year-to-date period of 2010. Higher systemwide sales from continued same-store sales growth at existing locations and from additional restaurants in the system drove operating income in both the quarter and year-to-date periods and were significant contributors to higher revenues, and higher distribution income. Partially offsetting this growth was higher general and administrative expenses. In addition, the adoption of a new accounting standard relating to the consolidation of certain variable interest entities at the beginning of 2010, and retroactively applied to prior periods, positively impacted our second quarter 2010 operating income growth rate by 0.4% and negatively impacted our 2010 year-to-date operating income performance by 0.2% (see below for the reconciliation of Operating income attributable to Tim Hortons Inc. to Operating income).

Net income attributable to Tim Hortons Inc. increased $16.4 million, or 21.0%, in the second quarter of 2010 as compared to the second quarter of 2009, resulting primarily from higher operating income and a lower effective tax rate, offset, in part by higher interest expense. Our effective tax rate was 29.5% in the second quarter of 2010, which is lower than the 32.8% effective tax rate in the second quarter 2009, primarily as a result of the lower tax rates in Canada which we now benefit from as a result of our reorganization as a Canadian public company in September 2009 and the favourable settlements of tax audits in the second quarter of 2010. Interest expense was higher resulting primarily from the early settlement of one outstanding interest rate swap associated with the partial prepayment of $200 million of our term debt and the write-off of deferred financing costs associated with the portion of the term debt that was prepaid. These items increased interest expense by $1.1 million in both the quarter and the year-to-date periods of 2010. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased to $0.54 in the second quarter of 2010 from $0.43 in the second quarter of 2009. The diluted weighted average number of shares outstanding in the second quarter of 2010 was 174.9 million, or 3.3% lower than the diluted weighted average share count in the second quarter of 2009, due primarily to our 2009 and 2010 share repurchase programs.

Net income attributable to Tim Hortons Inc. increased $28.8 million, or 20.0%, in the year-to-date period of 2010 as compared to the year-to-date period of 2009. This increase is driven by substantially the same factors contributing to the second quarter 2010 increase, namely higher operating income, a lower effective tax rate, offset in part due to higher interest expense. Diluted earnings per share for the year-to-date period were $0.99 as compared to $0.80 per share in the year-to-date period of 2009. The diluted weighted average number of shares outstanding was 3.1% lower in the year-to-date period of 2010 as a result of our share repurchase programs.

        In late April 2010, we received notice from IAWS Group Ltd., a subsidiary of Aryzta AG, our 50-50 partner under the Maidstone Bakeries joint venture, invoking the buy/sell provisions of the joint venture. The Company has decided to sell its 50% interest in the joint venture for gross proceeds of $475 million. Due to Aryzta’s ability to potentially leverage available surplus capacity for other channels and the international nature of their tax structure, this facility represents greater economic value to Aryzta than to Tim Hortons. The all-cash transaction is subject to receipt of regulatory approvals, and is expected to close before year-end 2010. We had a net investment of approximately $75 million in this joint venture as of the end of the second quarter of 2010. The financial impact of this transaction is subject to the finalization of income tax, accounting and other considerations. The Maidstone Bakeries joint venture is currently consolidated in our financial results in accordance with SFAS No. 167, now codified within ASC 810. After the closing of the transaction, we will no longer be required to consolidate this entity. In fiscal 2009, the joint venture contributed approximately $26 million to our operating income attributable to Tim Hortons Inc. and $22 million to our net income, or $0.12 per share, representing our 50% share of earnings. Upon closing, the Company’s supply obligations for products extend for donuts and TimbitsTM until early 2016, and we have supply rights until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary. In addition, the existing agreements also have protections regarding intellectual property rights and dealing with competitors, as well as terms relating to price determination, that remain in effect after closing of the transaction.

We generate substantial cash flows from operations and have historically self-funded our growth requirements from internally-generated cash flows. We are therefore considering possible options for the use of net proceeds from the transaction, including potential avenues to return value to shareholders. Final decisions regarding the use of proceeds will be announced at the appropriate time.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Systemwide sales growth (1)	9.2%	5.0%	9.6%	5.7%
Average same-store sales growth
Canada	6.4%	1.7%	5.8%	2.5%
U.S.	3.1%	3.3%	3.1%	3.3%
Systemwide restaurants	3,627	3,475	3,627	3,475
Revenues (in millions)	$639.9	$605.5	$1,222.5	$1,161.2
Operating income (in millions)	$149.9	$129.0	$277.6	$240.3
Operating income attributable to Tim Hortons Inc. (in millions) (2)	$142.1	$122.8	$263.4	$227.7
Net income attributable to Tim Hortons Inc. (in millions)	$94.1	$77.8	$173.0	$144.2
Basic and diluted EPS	$0.54	$0.43	$0.99	$0.80
Weighted average number of common shares outstanding – Diluted (in millions)	174.9	180.9	175.6	181.1

(1)

Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 8.1% and 6.3% for the second quarter ended 2010 and 2009, respectively, and 8.2% and 7.3% for year-to-date 2010 and 2009, respectively.

(2)

Operating income attributable to Tim Hortons Inc. is a non-GAAP measure in that it excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of the first quarter of 2010, operating income was, for the most part, unaffected by noncontrolling interests, which is not the case post-adoption. The presentation of this non-GAAP measure is made with operating income, the most directly comparable U.S. GAAP measure. Management believes that operating income attributable to Tim Hortons Inc. is important information for comparison purposes to prior periods and for purposes of evaluating the Company’s operating income performance without the effects of the new accounting standard relating to the consolidation of variable interest entities to which we are considered the primary beneficiary. This new accounting standard requires the consolidation of a significant joint venture as well as, on average, approximately 274 non-owned restaurants. Previously, we did not consolidate this joint venture and we consolidated approximately 118 non-owned restaurants, on average, in accordance with the prior accounting standard. We present information excluding amounts related to this new accounting standard as it is more reflective of the way we manage and measure our performance internally. Therefore, this measure provides a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

	Second quarter ended		Change from prior year
	July 4, 2010	June 28, 2009	$	%
Operating income	$149.9	$129.0	$20.8	16.1%

Operating income attributable to noncontrolling interests	7.7	6.2	1.5	23.4%

Operating income attributable to Tim Hortons Inc.	$142.1	$122.8	$19.3	15.7%

	Year-to-date period ended		Change from prior year
	July 4, 2010	June 28, 2009	$	%
Operating income	$277.6	$240.3	$37.3	15.5%

Operating income attributable to noncontrolling interests	14.2	12.6	1.7	13.3%

Operating income attributable to Tim Hortons Inc.	$263.4	$227.7	$35.7	15.7%

Systemwide Sales Growth

Systemwide sales growth was 9.2% during the second quarter of 2010 (5.0% in second quarter 2009), and 9.6% year-to-date in 2010 (5.7% in year-to-date 2009), as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.5% of our system is franchised. The amount of systemwide sales impacts our royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants, in the addition of new restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales growth, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants) and provides a useful comparison between periods. Our average same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utility and other items.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other day parts. During the second quarter of 2010, we promoted our new cheese bagel, new home style bun, featuring a turkey caesar sandwich, iced coffee and strawberry-themed products. We continued our rollout of our Canadian hospitality program and our Cold Stone Creamery co-branding initiative, with sales benefiting positively from both of these initiatives.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. The following summary outlines restaurant openings and closures for the second quarters and year-to-date periods ended July 4, 2010 and June 28, 2009, respectively:

	Second quarter ended		Year-to-date period ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Canada
Restaurants opened	15	15	35	35
Restaurants closed	(4)	(6)	(10)	(13)

Net change	11	9	25	22

U.S.
Restaurants opened	21	10	25	18
Restaurants closed	(1)	(1)	(1)	(2)

Net change	20	9	24	16

Total Company
Restaurants opened	36	25	60	53
Restaurants closed	(5)	(7)	(11)	(15)

Net change	31	18	49	38

From the end of the second quarter of 2009 to the end of the second quarter of 2010, we opened 183 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 31 restaurant closures for a net increase of 152 restaurants. Typically, 20 to 40 system restaurants are closed annually, the majority of which are in Canada. Restaurant closures generally result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. Restaurant closures made in the normal course typically occur at the end of a lease term or at the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. Included in our second quarter 2010 U.S. restaurant openings were 15 self-serve kiosk locations. Self-serve kiosk locations have significantly different economics than our standard and non-standard restaurants, including substantially less capital investment as well as significantly lower sales and, therefore lower associated royalties and distribution income; however, such kiosks serve to increase our brand awareness and create another outlet to drive convenience, which is important in our developing markets.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Initiatives in support of this strategy include the expansion of our Cold Stone Creamery co-branding concept. In 2009, we began to co-brand certain U.S. restaurants with Cold Stone Creamery and, in the second half of 2009, we expanded this initiative to Canada. As of July 4, 2010, we had 133 co-branded locations, including 70 co-branded locations in the U.S. (67 in Tim Horton restaurants and three in Cold Stone Creamery locations) and 63 co-branded locations in Tim Hortons restaurants in Canada. In addition, we have a few Cold Stone Creamery locations that are operating on a limited term agreement, and we are testing some take home only formats. We have decided to broaden our initial 2010 plan for up to 60 co-branded locations in Canada by an additional 20 to 25 restaurants. In the fourth quarter of 2009, we entered into two separate licensing arrangements with Kahala Franchise Corp., the Franchisor of the Cold Stone Creamery brand. The nature and purpose of the arrangements are to expand the parties’ co-branding initiative. We have exclusive development rights in Canada, and certain rights to use licenses within the U.S., and to operate ice cream and frozen confections retail outlets in combination with Tim Hortons restaurants.

In addition to the Cold Stone Creamery co-branding initiative, we began testing new concept restaurants in certain U.S. markets to differentiate our customer offering as a cafe and bake shop destination. At the end of the second quarter of 2010, we had two new concept restaurants opened in the U.S. These restaurants will be utilized to test various new products, equipment and restaurant design features in support of our U.S. strategic plan.

The following table shows our restaurant count as of July 4, 2010, January 3, 2010 and June 28, 2009:

Systemwide Restaurant Count

	As of July 4, 2010	As of January 3, 2010	As of June 28, 2009
Canada
Company-operated	14	13	15
Franchised – self-serve kiosks	95	98	99
Franchised – standard and non-standard	2,931	2,904	2,825

Total	3,040	3,015	2,939

% Franchised	99.5%	99.6%	99.5%
U.S.
Company-operated	3	5	5
Franchised – self-serve kiosks	106	87	87
Franchised – standard and non-standard	478	471	444

Total	587	563	536

% Franchised	99.5%	99.1%	99.1%
Total system
Company-operated	17	18	20
Franchised – self-serve kiosks	201	185	186
Franchised – standard and non-standard	3,409	3,375	3,269

Total	3,627	3,578	3,475

% Franchised	99.5%	99.5%	99.4%

We have completed the process of actively converting many of our U.S. Company-operated restaurants to operator agreements. The effect of these conversions to date has been accretive to our U.S. segment operating income. Initially, after conversion, we usually provide additional relief to the operator and in the majority of cases we are required to consolidate these restaurants in accordance with variable interest entity accounting rules for consolidations, which recently changed effective for our first quarter of 2010. We had previously consolidated approximately 118 non-owned restaurants, on average, under the previous accounting standard, and with the adoption of the new variable interest entities accounting standard, are now consolidating, on average, approximately 274 non-owned restaurants in all the periods presented. We adopted this standard with retroactive application to prior periods for comparability. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company.

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth is affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of branded licensed self-serve kiosk locations, corporately. As a result, operating income from these operations is included in Corporate charges in our segmented operating results and is insignificant. Our reportable segments exclude the effects of the variable interests accounting standard, reflective of the way the business is managed.

The following tables contain information about the operating income (loss) of our reportable segments:

	Second quarter ended				Change from second quarter 2009
	July 4, 2010	% of Revenues	June 28, 2009	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada (1)	$149,730	23.4%	$132,347	21.9%	$17,383	13.1%
U.S.	3,580	0.6%	3,141	0.5%	439	14.0%

Reportable segment operating income	153,310	24.0%	135,488	22.4%	17,822	13.2%
Variable interest entities	7,743	1.2%	6,279	1.0%	1,464	23.3%
Corporate charges (2)	(11,202)	(1.8)%	(12,718)	(2.1)%	1,516	(11.9)%

Consolidated operating income	$149,851	23.4%	$129,049	21.3%	$20,802	16.1%

	Year-to-date period ended				Change from Year-to-date period 2009
	July 4, 2010	% of Revenues	June 28, 2009	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada (1)	$282,116	23.1%	$248,169	21.4%	$33,947	13.7%
U.S.	3,334	0.3%	2,577	0.2%	757	29.4%

Reportable segment operating income	285,450	23.4%	250,746	21.6%	34,704	13.8%
Variable interest entities	14,223	1.2%	12,553	1.1%	1,670	13.3%
Corporate charges (2)	(22,086)	(1.9)%	(23,034)	(2.0)%	948	(4.1)%

Consolidated operating income	$277,587	22.7%	$240,265	20.7%	$37,322	15.5%

(1)

While the adoption of SFAS No. 167 (now ASC 810) resulted in the consolidation of our 50-50 bakery joint venture, the Company’s chief decision maker continues to view and evaluate the performance of the Canadian segment with this 50-50 bakery joint venture accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the Standard). As a result, the net revenues and the remaining 50% of operating income of this joint venture, have been included in the Variable interest entities line item, along with revenues and operating income from our non-owned consolidated restaurants.

(2)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from international operations (discussed below), which continue to be managed corporately.

Reportable segment operating income increased $17.8 million, or 13.2%, in the second quarter of 2010 compared to the second quarter of 2009. Reportable segment operating income increased $34.7 million, or 13.8%, for the year-to-date period ended July 4, 2010 compared to the year-to-date period ended June 28, 2009. Higher systemwide sales from continued same-store sales growth at existing locations and additional restaurants in the system drove operating income growth during the quarter and year-to-date. The increased systemwide sales resulted in higher revenues and distribution income. In the first quarter of 2009, the Company did not pass on some commodity cost increases on to franchisees given the challenging economic environment, which impacted 2009 distribution income. With the improvement in business conditions, primarily in Canada, these impacts have been passed along in 2010 through the distribution business, positively impacting 2010 income growth in comparison. Fewer company-operated restaurants resulted in lower operating loss, contributing positively to reportable segment operating income performance. We had lower corporate charges during the second quarter and year-to-date periods of 2010, primarily due to the 2009 public company reorganization costs incurred, offset in part by higher corporate salaries and benefits and stock-based compensation. Income associated with variable interest entities also increased year-over-year, due primarily to improved income before income tax at our bakery joint-venture. Overall, consolidated operating income increased by $20.8 million, or 16.1%, during the second quarter to $149.9 million from $129.0 million in the second quarter of 2009, and by $37.3 million, or 15.5%, in the year-to-date period of 2010 to $277.6 million from $240.3 million for the year-to-date period of 2009.

Reportable operating income as a percentage of revenues increased 1.6% to 24.0% during the second quarter of 2010 and by 1.8% to 23.4% on a year-to-date basis in 2010 benefiting from strong operating income growth in both Canada and the U.S. In addition, a stronger Canadian dollar, which reduced our U.S. denominated revenue growth, and lower sales from our variable interest entities, both reduced consolidated revenues while only having a marginal impact on operating income, resulting in a favourable impact on reportable operating income margins.

Canada

Operating income in our Canadian segment for the second quarter of 2010 was $149.7 million, representing a growth rate of 13.1% over the comparable period in 2009. Growth during the quarter was driven primarily by higher systemwide sales, which increased our rents and royalties and distribution income. Increases in our distribution income, associated with new products being managed through our supply chain, also increased our Canadian segment operating income. The Canadian segment also benefited from manufacturing income relating to the new coffee roasting facility, which began operations in the fourth quarter of 2009. The segment also benefited from higher earnings from our joint ventures, including our bakery joint-venture. Higher general and administrative costs partially offset these gains.

For the first half of 2010, our Canadian segment operating income was $282.1 million compared to $248.2 million. Growth during the year-to-date period of 2010 was driven primarily by higher systemwide sales, which increased our rents and royalties and distribution income. Increases in our distribution income, associated with new products being managed through our supply chain, also increased our Canadian segment operating income. The Canadian segment benefited from manufacturing income relating to the new coffee roasting facility, which began operations in the fourth quarter of 2009. The segment also benefited from higher earnings from our joint ventures, including our bakery joint-venture. Higher general and administrative costs and lower franchise fee income partially offset these gains.

Canadian systemwide sales grew during the second quarter of 2010 due to very strong same-store sales growth of 6.4% at existing restaurants and the net addition of 101 restaurants since the second quarter of 2009. Same-store sales growth was impacted by transaction gains due to our menu innovation, promotional programs, and restaurant level operations and by pricing already in place in the system. A strengthening Canadian economy also contributed positively to the strong same-store sales growth result. Pricing will have less of an impact in the second half of the year as we lap 2009 pricing. In the second quarter of 2010, we opened 15 restaurants in Canada and closed four, compared to opening 15 restaurants and closing six in the second quarter of 2009. On a year-to-date basis, we have opened 35 restaurants in Canada and closed 10 in 2010 as compared to opening 35 restaurants and closing 13 in the comparable period of 2009.

U.S.

The U.S. segment had operating income of $3.6 million in the second quarter of 2010 compared to operating income of $3.1 million in the second quarter of 2009 and was $3.3 million for the first half of 2010 compared to $2.6 million in the first half of 2009. For both the second quarter and year-to-date periods, U.S. operating segment improvements were mainly due to increased systemwide sales, resulting in higher distribution income and higher rents and royalties, and operating income improvements from fewer Company-operated restaurants, offset in part by lower franchise fee income, lower contributions from our U.S. coffee roasting facility (volume and margins) and higher general and administrative expenses. Foreign exchange negatively impacted the operating income growth rate by 10.5% in the second quarter of 2010 and by 5.0% year-to-date.

U.S. systemwide sales grew during the second quarter of 2010 due to the net addition of 51 restaurants since the second quarter of 2009 and same-store sales growth of 3.1% in both the second quarter and year-to-date periods of 2010. As previously discussed, 15 of the 51 net new restaurants added were self-serve kiosks that generate significantly lower sales and contribute minimally to operating earnings. Self-serve kiosks are one of the ways we use to seed the brand and offer convenience to our customers. U.S. sales in the second quarter of 2010 benefited from pricing taken in early May 2010. Our co-branding initiatives with Cold Stone Creamery was a more moderate contributor to U.S. same-store sales growth both in the quarter and on a year-to-date basis.

During the second quarter of 2010, we opened 21 new restaurants, of which 15 were self-serve kiosks and closed one restaurant. In the second quarter of 2009, we opened 10 new restaurants and closed one restaurant. On a year-to-date basis in 2010 we opened 25 restaurants, including the 15 self-serve kiosks and closed one restaurant, as compared to opening 18 restaurants and closing two in the 2009 year-to-date period.

We anticipate that our U.S. segment operating income will continue to show volatility, quarter-to-quarter, as we expand our new unit growth in existing regional markets and into contiguous markets building brand awareness and, where initially, we provide more support to our franchisees.

Variable interest entities

Our variable interest entities’ income before income tax pertains to the entities that we are required to consolidate under SFAS No. 167. These entities include our bakery joint venture, of which we have a 50% ownership interest, and certain non-owned restaurants. In the second quarter of 2010, the income attributable to variable interest entities was $7.7 million, compared to $6.3 million in the second quarter of 2009, of which a significant portion of this income relates to our bakery joint venture. In addition, we consolidated 278 and 279 non-owned restaurants, on average, in the second quarter of 2010 and 2009, respectively. The retroactive implementation of SFAS No. 167 has resulted in the consolidation of approximately 160 more non-owned restaurants than we were consolidating under the previous accounting standard. In addition, over the past year, we have had a gradual shift towards a greater proportion of U.S. non-owned consolidated restaurants as a result of the progression of U.S. restaurants to our operator model, versus Company-operated restaurants, and increased participation in our franchise incentive program. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants. On a year-to-date basis, variable interest entities income was $14.2 million in 2010 compared to $12.6 million in 2009, driven largely by higher income before income tax at our bakery joint venture.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $11.2 million in the second quarter of 2010 and $12.7 million in the second quarter of 2009 and on a year-to-date basis were $22.1 million and $23.0 million, in 2010 and 2009, respectively. The $1.5 million decrease in the quarter and $0.9 million decrease in the year-to-date period primarily reflects lower professional fees as spending related to corporate initiatives in 2010 were less than the $2.7 million incurred in the second quarter of 2009 and $4.2 million incurred in the year-to-date period of 2009 for professional advisory and shareholder communication costs associated with our 2009 public company reorganization that did not recur in 2010. Partially offsetting these lower costs were higher salary and benefits costs and stock-based compensation costs.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. The self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of July 4, 2010, there were 291 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (second quarter 2009 – 297). These kiosks are operated by independent licensed retailers. At present, the distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income, and therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Results of Operations

The following tables provides a summary of comparative results of operations and is followed by a more detailed discussion of results for the second quarter and year-to-date periods of 2010 as compared to the second quarter and year-to-date periods of 2009.

	Second quarter ended				Change from second quarter 2009
	July 4, 2010	% of Revenues	June 28, 2009	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$444,344	69.4%	$425,348	70.3%	$18,996	4.5%
Franchise revenues:
Rents and royalties (1)	175,879	27.5%	160,824	26.6%	15,055	9.4%
Franchise fees	19,639	3.1%	19,287	3.2%	352	1.8%

	195,518	30.6%	180,111	29.7%	15,407	8.6%

Total revenues	639,862	100.0%	605,459	100.0%	34,403	5.7%

Costs and expenses
Cost of sales	375,347	58.7%	365,711	60.4%	9,636	2.6%
Operating expenses	61,560	9.6%	58,909	9.7%	2,651	4.5%
Franchise fee costs	20,379	3.2%	19,615	3.2%	764	3.9%
General and administrative expenses	36,745	5.7%	35,694	5.9%	1,051	2.9%
Equity (income)	(3,760)	(0.6)%	(3,367)	(0.6)%	(393)	11.7%
Other (income), net	(260)	—%	(152)	—%	(108)	n/m

Total costs and expenses, net	490,011	76.6%	476,410	78.7%	13,601	2.9%

Operating income	149,851	23.4%	129,049	21.3%	20,802	16.1%
Interest (expense)	(6,878)	(1.1)%	(5,058)	(0.8)%	(1,820)	36.0%
Interest income	113	—%	120	—%	(7)	(5.8)%

Income before income taxes	143,086	22.4%	124,111	20.5%	18,975	15.3%
Income taxes	42,161	6.6%	40,648	6.7%	1,513	3.7%

Net income	100,925	15.8%	83,463	13.8%	17,462	20.9%
Net income attributable to non-controlling interests	6,804	1.1%	5,703	0.9%	1,101	19.3%

Net income attributable to Tim Hortons Inc.	$94,121	14.7%	$77,760	12.8%	$16,361	21.0%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 278 and 279 non-owned restaurants on average in the second quarters of 2010 and 2009, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to ASC 810) were:

	Second quarter ended
	July 4, 2010	June 28, 2009
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,331,949	$1,217,911
U.S. (in thousands of U.S. dollars)	$110,698	$101,263

	Year-to-date period ended				Change from year-to-date 2009
	July 4, 2010	% of Revenues	June 28, 2009	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$850,292	69.6%	$816,464	70.3%	$33,828	4.1%
Franchise revenues:
Rents and royalties (1)	335,839	27.5%	304,988	26.3%	30,851	10.1%
Franchise fees	36,343	3.0%	39,714	3.4%	(3,371)	(8.5)%

	372,182	30.4%	344,702	29.7%	27,480	8.0%

Total revenues	1,222,474	100.0%	1,161,166	100.0%	61,308	5.3%

Costs and expenses
Cost of sales	722,394	59.1%	703,584	60.6%	18,810	2.7%
Operating expenses	120,285	9.8%	115,502	9.9%	4,783	4.1%
Franchise fee costs	38,205	3.1%	39,393	3.4%	(1,188)	(3.0)%
General and administrative expenses	71,417	5.8%	69,170	6.0%	2,247	3.2%
Equity (income)	(7,017)	(0.6)%	(6,432)	(0.6)%	(585)	9.1%
Other (income), net	(397)	—%	(316)	—%	(81)	25.6%

Total costs and expenses, net	944,887	77.3%	920,901	79.3%	23,986	2.6%

Operating income	277,587	22.7%	240,265	20.7%	37,322	15.5%
Interest (expense)	(12,325)	(1.0)%	(10,515)	(0.9)%	(1,810)	17.2%
Interest income	460	—%	784	0.1%	(324)	(41.3)%

Income before income taxes	265,722	21.7%	230,534	19.9%	35,188	15.3%
Income taxes	80,224	6.6%	75,689	6.5%	4,535	6.0%

Net income	185,498	15.2%	154,845	13.3%	30,653	19.8%
Net income attributable to non-controlling interests	12,488	1.0%	10,646	0.9%	1,842	17.3%

Net income attributable to Tim Hortons Inc.	$173,010	14.2%	$144,199	12.4%	$28,811	20.0%

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 274 non-owned restaurants on average in both year-to-date periods of 2010 and 2009, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to ASC 810) were:

	Year-to-date period ended
	July 4, 2010	June 28, 2009
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$2,540,226	$2,317,141
U.S. (in thousands of U.S. dollars)	$213,125	$192,652

Revenues

Sales

Sales during the second quarter of 2010 increased $19.0 million, or 4.5%, over the second quarter of 2009, with the growth coming from our distribution business, partially offset by lower sales from variable interest entities and company-operated restaurants. Sales for the year-to-date period of 2010 increased $33.8 million, or 4.1%, consistent with the growth factors of the second quarter.

Distribution sales. Distribution sales for the second quarter of 2010 increased $46.6 million, or 14.5%, due to new products managed through our supply chain, and continued systemwide sales growth. Sales related to new products managed through our supply chain, including some products from our bakery joint venture, represented approximately $34.2 million, while systemwide sales growth increased sales by approximately $13.0 million due to the higher number of system restaurants year-over-year and continued same-store sales growth. Fluctuations in foreign exchange reduced sales in the second quarter by $2.9 million. Product mix and pricing represented the remaining $2.3 million increase in sales, which related primarily to higher prices for coffee and other commodities due to higher underlying costs.

Distribution sales on a year-to-date basis increased by $69.1 million due to new products managed through our supply chain, including some products from our bakery joint venture, which contributed approximately $38.4 million, while sales growth associated with higher systemwide sales represented approximately $29.6 million. Product mix and pricing represented an increase of approximately $7.4 million, which was offset by foreign exchange fluctuations, which reduced sales by $6.3 million.

Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. Underlying commodity costs can be impacted by currency changes, which reduced sales growth this quarter, as well as by changes in the underlying commodity costs. These cost changes can impact distribution revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, except for certain costs in 2009 which were absorbed by the Company, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up.

Company-operated restaurant sales. Company-operated restaurant sales were $5.5 million in the second quarter of 2010 compared to $6.6 million in the second quarter of 2009. On average, there were 17 Company-operated restaurants during the second quarter of 2010 compared to 27 during the second quarter of 2009. For the first half of 2010, the Company operated, on average 19 Company-operated restaurant generating sales of $10.4 million, compared to operating 31 Company-operated restaurants, on average, with sales of $12.7 million in the first half of 2009. Lower sales during both periods were primarily the result of fewer Company-operated restaurants as a result of the transition of many of our Company-operated restaurants to either franchise or operator agreements and unfavourable foreign exchange (see below).

Variable interest entities’ sales. Variable interest entities’ sales represent sales from the consolidation of our bakery joint-venture and the consolidation of non-owned restaurants under ASC 810. The majority of non-owned restaurants that are consolidated are either operated by a franchisee under an operator agreement or participate in our U.S. franchise incentive program. During the second quarter of 2010, we consolidated approximately 278 non-owned restaurants (93 in Canada and 185 in the U.S.), on average, compared to 279 non-owned restaurants (115 in Canada and 164 in the U.S.), on average, during the second quarter of 2009. On a year-to-date basis, we consolidated 274 non-owned restaurants, on average, in both 2010 (94 in Canada and 180 in the U.S.) and 2009 (119 in Canada and 155 in the U.S.), respectively. Variable interest entities’ sales were $71.5 million and $97.9 million in the second quarter of 2010 and 2009, respectively. On a year-to-date basis, sales were $157.7 million and $190.7 million in 2010 and 2009, respectively. The sales declines in both second quarter and year-to-date periods in 2010 relate primarily to our bakery joint-venture. Beginning in the second quarter of 2010, a more significant proportion of output from our bakery joint-venture was managed/billed through our supply chain. The offset to this decline is reflected in our distribution sales, as described above. In addition, unfavourable foreign exchange translation (see below) and mix of non-owned restaurants also contributed to lower sales. We are consolidating a higher proportion of U.S. non-owned restaurants in 2010 as compared to 2009, which impacts sales due to foreign exchange fluctuations. These U.S. non-owned restaurants also generally have lower sales levels than those non-owned restaurants consolidated in Canada.

Foreign exchange. Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for the reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales by approximately 1.5% compared to the value that would have been reported had there been no exchange rate movement. Foreign exchange had an unfavourable impact on sales of approximately 1.7% for the 2010 year-to-date period.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $175.9 million in the second quarter of 2010 compared to $160.8 million in the second quarter of 2009, representing an increase of $15.1 million, or 9.4%. Revenues from rents and royalties increased $30.9 million, or 10.1%, to $335.8 million for the first half of 2010 compared to $305.0 million in the first half of 2009.

Growth in rents and royalties revenues in the second quarter and for the year-to-date period of 2010 was driven primarily by growth in systemwide sales, partially offset by unfavourable foreign exchange and higher relief. Rents and royalties revenue growth was higher than overall systemwide sales growth during these periods due to a lower rate of growth in relief compared to the rate of growth in systemwide sales. The increase in relief was primarily related to either restaurants that were previously operated as Company restaurants or those opened for less than twelve months.

During both the second quarter and first half of 2010, Canada and the U.S. contributed to our growth in rents and royalties largely in proportion to their overall share of systemwide sales, excluding the effect of foreign exchange translation. Continued same-store sales growth contributed approximately $9.6 million to our rents and royalties revenue growth during the second quarter of 2010 and approximately $22.2 million in the year-to-date period. The addition of 137 new full-serve restaurants in the system year-over-year provided approximately $6.9 million of growth during the second quarter of 2010 and approximately $11.4 million in the year-to-date period.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fees were $19.6 million during the second quarter of 2010 compared to $19.3 million in the second quarter of 2009, representing an increase of $0.4 million, or 1.8%. Franchise fees were higher during the second quarter of 2010 due to 46 co-branding renovations in Canada to add Cold Stone Creamery and a higher number of non-traditional franchise sales. Partially offsetting these higher revenues were lower revenues recognized under our U.S. franchise incentive program and fewer standard restaurant sales. Revenues from the sale of equipment under the U.S. franchise incentive program are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these U.S. franchise fees. We recognized lower revenues from this program in the second quarter of 2010 compared to the second quarter of 2009.

On a year-to-date basis, franchise fees decreased by $3.4 million, or 8.5%, to $36.3 million in the first half of 2010 compared to $39.7 million in the first half of 2009. Lower franchise fees resulted from lower revenues recognized under our U.S. franchise incentive program, fewer resales and replacements, and fewer standard restaurant sales. Partially offsetting these lower revenues were higher revenues associated with 51 co-branding renovations in Canada and a higher number of non-traditional restaurant sales.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties and franchise fee revenues in the second quarter of 2010 by approximately 0.8% and 0.5%, respectively, compared to the value that would have been reported had there been no exchange rate movement (0.9% and 0.3% on a year-to-date basis for 2010, respectively).

Total Costs and Expenses

Cost of Sales

Cost of sales increased $9.6 million, or 2.6%, compared to the second quarter of 2009, with costs increasing in distribution, largely offset by lower cost of sales from variable interest entities and company-operated restaurants. Cost of sales for the year-to-date period of 2010 increased $18.8 million, or 2.7%.

Distribution cost of sales. Distribution cost of sales increased $39.9 million, or 14.2%, for the quarter, driven by costs associated with new products managed through our supply chain and systemwide sales growth. Costs associated with new products being managed through our supply chain contributed approximately $33.2 million of the increase. The increase in the number of franchised restaurants open and higher average same-store sales contributed approximately $10.7 million of the increase in cost of sales. Offsetting these increases was foreign exchange which reduced year-over-year cost of sales by $3.0 million.

For the first half of 2010, distribution cost of sales increased by $57.1 million, or 10.7%, over the first half of 2009. Costs associated with new products managed through our supply chain represented approximately $36.7 million and systemwide sales growth represented approximately $24.4 million. Foreign exchange fluctuations reduced cost of sales by $6.2 million in the first half of 2010.

Distribution cost of sales represented 65.4% and 62.6% of our total costs and expenses, net, in the second quarter and first half of 2010, respectively, compared to 58.8% and 58.0% of our total costs and expenses, net, in the second quarter and first half of 2009, respectively, reflecting a shift in underlying product mix through the distribution business, primarily as a result of the new products being managed through our supply chain and the cost increases noted above.

Company-operated restaurants cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the second quarter of 2010, these costs decreased by $1.7 million to $5.7 million compared to the second quarter of 2009 and decreased by $4.3 million to $10.9 million for the first half of 2010. Lower cost of sales for both the second quarter and for the year-to-date period of 2010 were primarily the result of fewer Company-operated restaurants and the impact of foreign exchange, which further reduced costs. On average, we operated 17 restaurants in the second quarter of 2010 compared to 27 restaurants in the second quarter of 2009. On a year-to-date basis, we operated, on average, 19 restaurants in 2010 compared to 31 restaurants in 2009.

Variable interest entities’ cost of sales. Variable interest entities’ cost of sales represent sales from the consolidation of our bakery joint-venture and the consolidation of non-owned restaurants under ASC 810. During the second quarter of 2010, we consolidated approximately 278 non-owned restaurants (93 in Canada and 185 in the U.S.) compared to 279 non-owned restaurants (115 in Canada and 164 in the U.S.), on average, during the second quarter of 2009. On a year-to-date basis, we consolidated, on average, 274 non-owned restaurants in both 2010 (94 in Canada and 180 in the U.S.) and 2009 (119 in Canada and 155 in the U.S.), respectively. Variable interest entities’ cost of sales was $49.3 million and $77.9 million in the second quarter of 2010 and 2009, respectively. On a year-to-date basis, cost of sales was $120.0 million and $154.1 million in 2010 and 2009, respectively. The decline in cost of sales for both the second quarter and for year-to-date 2010 relates primarily to cost of sales from our bakery joint-venture. Beginning in the second quarter of 2010, a more significant proportion of output from our bakery joint-venture was managed/billed through our supply chain, and therefore was reflected in the higher distribution cost of sales, noted above. In addition, unfavourable foreign exchange translation (see below) and the mix of non-owned restaurants towards a greater proportion in the U.S. also increased cost of sales, partially offset by lower commodity costs at our bakery joint-venture. We are consolidating a higher proportion of U.S. non-owned restaurants in 2010 as compared to 2009, which impacts cost of sales due to foreign exchange fluctuations and these non-owned restaurants generally have lower costs per restaurant than Canadian restaurants consolidated under ASC 810.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales during the second quarter of 2010 by approximately 1.6%. Year-to-date, foreign exchange decreased the value of reported cost of sales by approximately 1.8%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, were $61.6 million in the second quarter of 2010 as compared $58.9 million in the second quarter of 2009, representing an increase of $2.7 million, or 4.5%. Rent expense increased year-over-year due to higher percentage rent expense on certain properties resulting from increased restaurant sales and from rent expense from 91 additional properties that were leased and then subleased to franchisees. Depreciation expense was also higher as the total number of properties we either own or lease and then sublease to franchisees increased to 2,897 in the second quarter of 2010 compared to 2,790 in the comparable period of 2009. Also, in the second quarter of 2009 we had higher development project costs than the second quarter of 2010, due to the timing of certain expenses and foreign exchange, which reduced reported costs during 2010 (see below).

On a year-to-date basis, operating expenses were $120.3 million in 2010, increasing $4.8 million, or 4.1%, compared to $115.5 million in 2009. Rent expense increased year-over-year due to higher percentage rent on certain properties resulting from increased restaurant sales and additional properties that were leased and then subleased to franchisees. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased over the comparable period of 2009. Partially offsetting these higher expenses year-to-date were lower project costs compared to the year-to-date period of 2009, which were impacted by the timing of certain expenses and a favourable impact from foreign exchange, both of which reduced reported costs during the first half (see below).

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the overall value of operating expenses by approximately 1.6% compared to the value that would have been reported in the second quarter of 2010 had there been no exchange rate movement, and by approximately 1.9% year-to-date.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening.

Franchise fee costs were $20.4 million during the second quarter of 2010 compared to $19.6 million in the second quarter of 2009, representing an increase of $0.8 million, or 3.9%. Franchise fee costs were higher during the second quarter of 2010 due to 46 co-branding renovations in Canada to add Cold Stone Creamery, a higher number of non-traditional franchise sales and higher support costs and expenses associated with establishing a franchisee’s business. Partially offsetting these higher costs were lower costs associated with lower franchise sales recognized under our U.S. franchise incentive program and fewer standard restaurant sales.

On a year-to-date basis, franchise fee costs decreased by $1.2 million, or 3.0%, to $38.2 million compared to $39.4 million in the first half of 2009. Lower franchise fee costs resulted from lower costs associated with lower franchise sales recognized under our U.S. franchise incentive program, fewer resales and replacement restaurants, and fewer standard restaurant sales. Partially offsetting these lower costs were higher costs associated with 51 co-branding renovations in Canada to add Cold Stone Creamery, a higher number of non-traditional restaurant sales and higher support costs and expenses associated with establishing a franchisee’s business.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of franchise fee costs by approximately 0.8% compared to the value that would have been reported in the second quarter of 2010 had there been no exchange rate movement, and by approximately 0.7% on a year-to-date basis.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased $1.1 million, or 2.9%, during the second quarter of 2010 to $36.7 million primarily related to higher salary and benefits in support of the growth in our business and higher stock-based compensation relating to performance-based restricted stock units. Professional fees were lower as spending related to corporate initiatives in 2010 were less than the $2.7 million of professional advisory fees related to our 2009 public company reorganization incurred in the second quarter of 2009 that did not recur in 2010. Higher shareholder communication costs for our 2010 annual general meeting were also incurred, compared to our ability to utilize the U.S. “notice and access” methodology for our 2009 annual meeting. Foreign exchange positively impacted general and administrative expenses by $0.6 million, further lowering expenses (see below).

On a year-to-date basis, general and administrative expenses were $71.4 million in the first half of 2010 as compared to $69.2 million in the first half of 2009, representing an increase of $2.2 million, or 3.2%. Higher salaries and benefits, professional fees, related to initiatives in 2010, and shareholder communication costs, as described above, resulted in higher expenses year-to-date. Partially offsetting these higher expenses were professional fees of $4.2 million incurred in the first half of 2009 related to our public company reorganization that did not recur in 2010. In addition, foreign exchange positively impacted general and administrative expenses by reducing expenses by $1.5 million.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of general and administrative expenses by approximately 1.7% compared to the value that would have been reported in the second quarter of 2010 had there been no exchange rate movement, and by approximately 2.1% million year-to-date.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but which do not meet the consolidation requirements under SFAS No. 167, now codified in ASC 810. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. Equity income during the second quarter of 2010 was $3.8 million, increasing $0.4 million from the second quarter of 2009. On a year-to-date basis, equity income increased $0.6 million to $7.0 million in the first half of 2010 from $6.4 million in the first half of 2009.

As previously disclosed, we do not expect that our equity income will necessarily grow at the same rate as our systemwide sales as it is not representative of all the components of our business. Our TIMWEN Partnership is expected to grow at a slower rate as we are unlikely to add any new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the second quarter of 2010, other income, net, was $0.3 million versus $0.2 million in the first quarter of 2009. On a year-to-date basis, other income, net, was $0.4 million in 2010 as compared to $0.3 million in 2009.

Interest Expense

Total interest expense, including interest on our recently issued senior unsecured notes (see “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $6.9 million in the second quarter of 2010 and $5.1 million in the second quarter of 2009, representing an increase of $1.8 million. Higher interest expense resulted primarily from a settlement loss arising from the early termination and settlement of a $30 million interest rate swap ($0.9 million settlement loss) and remaining deferred debt issuance costs that were expensed, both related to the $200 million early prepayment of our existing $300 million term loan which matures in February 2011. In addition, interest from additional capital leases contributed to higher interest expense in the second quarter.

Interest expense was $12.3 million for the first half of 2010 as compared to $10.5 million in the first half of 2009, representing an increase of $1.8 million. The same factors that impacted the second quarter also impacted the year-to-date period.

The remaining $100 million of our existing term loan matures in February 2011 (see “Liquidity and Capital Resources—Overview”).

Interest Income

Interest income was $0.1 million in both the second quarter of 2010 and 2009, respectively. Year-to-date, interest income was $0.5 million and $0.8 million in 2010 and 2009, respectively. Reduced interest income year-over-year was related primarily to lower overall rates on deposits.

Income Taxes

The effective income tax rate for the second quarter ended July 4, 2010 was 29.5%, compared to 32.8% for the second quarter ended June 28, 2009. The effective income tax rate for the year-to-date periods ended July 4, 2010 and June 28, 2009 was 30.2% and 32.8%, respectively. The variance between periods is primarily attributable to our reorganization of the Company as a Canadian public company that took place on September 28, 2009, and to a lesser extent, the favourable resolution of tax audits and other discrete items in the second quarter of 2010 which reduced our effective tax rate by 1.1% (0.5% year-to-date). The reorganization allowed us to benefit from the reduction in the Canadian statutory rates in 2010, address certain adverse implications of the Fifth Protocol to the Canada – U.S. Treaty (the “Treaty”), and realize lower withholding tax rates pursuant to the Treaty.

There are revisions proposed to the U.S. Internal Revenue Code of 1986, by the administration of the President of the United States, which would affect the federal income taxation of foreign earnings (“the Obama proposals”). On August 10, 2010, President Obama signed the Education Jobs and Medicaid Assistance Act of 2010 that included certain of the revisions in the Obama proposals. We previously disclosed that the Obama proposals, if enacted, in whole or in part, may increase our effective tax rate by up to 3.5% in the year the proposals become effective. We are in the process of determining the impact, if any, to us of the enactment of this legislation.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests relates to the consolidation of our bakery joint-venture and the consolidation of non-owned restaurants under ASC 810. During the second quarter of 2010, we consolidated approximately 278 non-owned restaurants (93 in Canada and 185 in the U.S.) compared to 279 non-owned restaurants (115 in Canada and 164 in the U.S.), on average, during the second quarter of 2009. On a year-to-date basis, we consolidated, on average, 274 non-owned restaurants in both 2010 (94 in Canada and 180 in the U.S.) and 2009 (119 in Canada and 155 in the U.S.), respectively.

Net income attributable to noncontrolling interests was $6.8 million and $5.7 million in the second quarter of 2010 and 2009, respectively, of which the bakery joint-venture represented substantially all of this income. On a year-to-date basis, net income attributable to noncontrolling interest was $12.5 million in 2010 compared to $10.6 million in 2009. Lower commodity costs at our bakery joint-venture was the primary factor that resulted in higher net income attributable to noncontrolling interest in both the quarter and year-to-date

Comprehensive Income

In the second quarter of 2010, comprehensive income was $123.1 million compared to $50.5 million in the second quarter of 2009. Net income increased $17.5 million quarter-over-quarter, as discussed above. Other comprehensive income included a translation adjustment gain of $21.4 million in the second quarter of 2010 and a translation adjustment loss of $32.7 million in the second quarter of 2009. Translation adjustment income (loss) arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the quarter-over-quarter change in other comprehensive income is attributable to gains of $0.7 million and losses of $0.3 million in the second quarters of 2010 and 2009, respectively, related to cash flow hedges, net of taxes.

Comprehensive income was $190.2 million compared to $129.4 million in the first half of 2010 and 2009, respectively. Net income increased $30.7 million year-over-year, as discussed above. Other comprehensive income included a translation adjustment gain of $4.4 million in the first half of 2010 and a translation adjustment loss of $21.7 million in the first half of 2009. The remainder of the year-over-year change in other comprehensive income is attributable to gains of $0.3 million and losses of $3.7 million in the first half of 2010 and 2009, respectively, related to cash flow hedges, net of taxes.

The 2010 exchange rates were Cdn. $1.0624, and $1.0084 for US$1.00 on July 4, 2010 and April 4, 2010, respectively. The 2009 exchange rates were Cdn. $1.0510, Cdn. $1.1542, and Cdn. $1.2374 for US$1.00 on January 3, 2010, June 28, 2009 and March 29, 2009, respectively. The exchange rate on December 28, 2008 was Cdn. $1.2092 for US$1.00.

XBRL Filing

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.

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

In the first half of 2010, we generated $235.1 million of cash from operations, as compared to cash generated from operations of $194.8 million in the first half of 2009, for a net increase of $40.3 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives, significant acquisitions and/or other new business opportunities, or other corporate purposes beyond current availability under our revolving credit facilities, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities and our senior unsecured notes. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that our credit rating would be impacted and we would not be able to borrow on terms which are favourable to us. It is our intent to target maintaining an investment grade credit rating.

In the second quarter of 2010, we issued $200 million of senior unsecured notes (“Senior Notes”), which we offered on a private placement basis in Canada with a term of seven years, maturing June 1, 2017. Net proceeds from the Senior Notes were primarily used to repay $200 million of our existing term loan (“Term Debt”), prior to maturity and without penalty.

The Senior Notes bear a fixed interest rate of 4.20% with interest payable in semi-annual installments, in arrears, commencing December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue), with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the senior bank facility (“Senior Bank Facility”), except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower and statutory preferred exceptions. The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s main Canadian subsidiary. Together, the Borrower’s and TDL’s third party revenues must represent at least 75% of the consolidated revenues of the Company (or such threshold percentage established under the new Senior Bank Facility, upon amendment or maturity thereof on or before March 31, 2011). These must be tested quarterly, on a rolling twelve-month basis. To the extent combined third party revenues of these two entities is less than 75% of consolidated revenues, then additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. Alternatively, if the Borrower’s third party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting our ability to undertake certain acquisitions and dispositions, but there are no financial covenants.

        The Senior Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days notice, but no more than 60 days notice, at a redemption price equal to the greater of (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Senior Notes, plus 0.30% and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Senior Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.

In March 2010, we entered into interest rate forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These bond forwards were settled in June 2010, resulting in an Other comprehensive loss of $4.9 million. This loss will be recognized in interest expense over the seven-year term of the Senior Notes resulting in an effective interest rate of the Senior Notes of 4.59%.

Our existing Senior Bank Facility, which consists of $100 million Term Debt (after our $200 million early prepayment mentioned above) and two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 11 financial institutions, of which Canadian financial institutions hold approximately 63% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite credit market conditions. As part of our public company reorganization, we amended and restated the senior bank facility, effective September 28, 2009, to include, among other administrative changes, the Company and our primary U.S. subsidiary as a borrower, and also added the Company as a guarantor.

In connection with the Term Debt, we entered into interest rate swaps in 2006 and 2007 with a notional amount of $130 million which were used to fix a portion of the variable rate Term Debt at 5.04%. Upon partial prepayment of the Term Debt, we also settled an interest rate swap with a notional amount of $30 million, resulting in recognition of $0.9 million from Other comprehensive loss to Interest expense in the second quarter of 2010. The remaining interest rate swaps fix the interest rate on the $100 million of outstanding Term Debt at 4.925%.

When evaluating our leverage position, we review metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful and conservative measure of our leverage position given our significant investments in real estate. At July 4, 2010, we had approximately $414.5 million in long-term debt and capital leases included in current and long-term obligations on our balance sheet, with our remaining $100 million Term Debt classified as current given the timing of its maturity. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends. Given the credit conditions in financial markets, when investing our cash, we continue to be more focused on capital preservation rather than yield.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focused management of accounts receivable and inventory. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our strategic plan outlined key aspects of our business that we intend to focus on during the next four years. Leveraging significant levels of vertical integration and continuing to explore additional systemwide benefits through vertical integration was one of the key initiatives outlined in the “More than a Great Brand” strategic plan. Consistent with that plan, we are in the process of constructing a replacement distribution centre in Kingston, Ontario which will provide warehouse and distribution capability and capacity for frozen and refrigerated products in addition to dry goods to our restaurant owners. Total planned capital expenditures on this facility are currently estimated to be approximately $45 million, with approximately $20 million to be incurred in 2010. The facility is expected to be fully operational in the second half of 2011 and serve more than 650 restaurants in eastern Ontario, and Quebec, responding to continued projected growth in that market. As with other vertical integration initiatives, we expect this new facility will deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable return for the Company. Distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our restaurants efficiently and effectively while contributing to our profitability.

Our Board of Directors approved a 2010 share repurchase program for up to $200 million, or 5% of our outstanding shares, as of February 19, 2010. The 2010 program, which received Toronto Stock Exchange (“TSX”) approval on March 1, 2010, commenced on March 3, 2010 and will continue for twelve months ending on March 2, 2011. The program may terminate earlier if the $200 million maximum or the 5% of outstanding share limit is reached, or, at the discretion the Company, subject to the Company’s compliance with regulatory requirements. The Company may make repurchases on the New York Stock Exchange, the TSX and/or other Canadian market places, subject to regulatory requirements. Timing of the share repurchases will be at management’s discretion given prevailing market conditions, cost and other considerations and pursuant to an automatic trading (or 10b5-1) plan, which was established at inception. We expect that all purchases made under the 2010 program will be primarily funded from cash from operations and all repurchased shares will be cancelled. There can be no assurance as to the precise number of shares that will be repurchased under the 2010 program or that the aggregate dollar amount of the shares will be repurchased.

During the first half of 2010, we spent $98.0 million to purchase and cancel approximately 3.0 million of the Company’s common shares as part of our 2009 and 2010 share repurchase programs at an average cost of $33.00 per share.

Our Board of Directors approved a 30.0% increase in the quarterly dividend to $0.13 per share in February 2010. The Company declared and paid its June 2010 and March 2010 dividends at the new rate. Our Board of Directors has declared a quarterly dividend payable on September 8, 2010 to shareholders of record as of August 23, 2010 at the $0.13 rate per share. The Company’s long-term targeted dividend payout range is 30%-35% of prior year, normalized annual net income attributable to Tim Hortons Inc. in dividends each year, focusing initially on the lower end of the range, to return value to shareholders based on the Company’s earnings growth. The payment of future dividends, however, remains subject to the discretion of our Board of Directors.

Our Board of Directors also approved the sale of our 50% interest in Maidstone Bakeries for gross proceeds of $475 million (see “Executive Overview”). The transaction is expected to close before year-end 2010. We are currently considering possible options for the use of net proceeds from the transaction, including potential avenues to return value to shareholders.

The Company’s outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized and the Company had 173,922,810 common shares outstanding at August 9, 2010. As at this same date, the Company had issued options to acquire 1,108,321 of its common shares pursuant to the Company’s 2006 Stock Incentive Plan, of which 285,813 were exercisable.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities in the year-to-date period of 2010 was $235.1 million, representing an increase of $40.3 million from the year-to-date period of 2009. The increase was driven primarily by an increase in earnings and changes in timing of working capital movements, primarily in accounts payables and accrued liabilities, with some offset due to an increase in inventory. In addition, we paid $4.8 million in 2010 relating to an interest rate forward which was settled at the time we prepaid a portion of our term debt (see “Financing Activities” below).

Investing Activities. Net cash used in investing activities decreased $41.4 million from $80.4 million in the year-to-date period of 2009 to $39.0 million in the year-to-date period of 2010. Capital expenditures are typically the largest ongoing component of investing activities and represented the largest portion of the decrease year-over-year. The proceeds from the sale of restricted investments generated $15.2 million in investing activities in the year-to-date period of 2010. There were no similar sales in 2009. Capital expenditures are summarized as follows:

	Year-to-date period ended
	July 4, 2010	June 28, 2009
	(in millions)
Capital expenditures
New restaurants	$20.7	$23.3
Restaurant replacements and renovations	16.3	20.4
New coffee roasting facility	1.3	12.9
New distribution facility	2.5	0
Other capital needs	7.7	12.7

Total capital expenditures	$48.5	$69.3

New restaurant development spending decreased slightly in 2010 due to our focus on opening less capital-intensive restaurants in the U.S. In 2009, expenditures for other capital needs related primarily to equipment for our new coffee roasting facility in Canada, and also included spending on an enterprise resource planning computer system implementation, and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations. In 2010, we expect to open 130 to 150 restaurants in Canada and 40 to 60 locations in the U.S. with the majority of these locations being standard locations, but will also include non-standard locations in both markets. Our 2010 capital expenditures are expected to be between $180 million and $200 million, including the commencement of the replacement distribution facility in Kingston, Ontario, mentioned above.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	July 4, 2010	June 28, 2009
	(in millions)
Capital expenditures – new restaurants
Canada	$16.1	$14.1
U.S.	4.6	9.2

Total	$20.7	$23.3

Financing Activities. Financing activities used cash of $160.4 million in the year-to-date period of 2010 compared to $69.4 million in the first quarter of 2009. In the year-to-date period of 2010, we purchased and cancelled $98.0 million of common shares, and paid dividends of $45.4 million. In the year-to-date period of 2009, we repurchased $16.7 million of our shares of common stock and paid dividends of $36.3 million. In 2010, we sold $200 million of Senior Notes on a private placement basis in Canada. The net proceeds from the sale of the Senior Notes were used, primarily, for the prepayment of $200 million of our term debt. Distributions to noncontrolling interests were $10.5 million and $14.1 million the year-to-date-period of 2010 and 2009, respectively. In addition, we purchased $3.3 million of common shares that are held in trust for the purpose of settling future restricted stock units at the time of vesting (2009: $0.7 million).

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of July 4, 2010 and June 28, 2009 as that term is described by the SEC.

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

Effective January 4, 2010, we adopted SFAS No. 167, now codified within ASC 810. This Statement amended Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement also amended Interpretation 46(R) to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amended certain guidance for determining whether an entity is a variable interest entity, added an additional requirement to assess whether an entity is a variable interest entity, on an ongoing basis, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. See our Condensed Consolidated Financial Statements note 11 – Variable Interest Entities for additional information regarding the impact of the adoption of this standard.

The following table provides the quarterly income statements for 2009 that have been retroactively adjusted to reflect the adoption of SFAS No. 167, now codified within ASC 810:

	2009

	Q1	Q2	Q3	Q4	Fiscal year
Revenues
Sales	$391,116	$425,348	$422,995	$464,606	$1,704,065
Franchise revenues:
Rents and royalties	144,164	160,824	164,114	175,653	644,755
Franchise fees	20,427	19,287	23,605	26,714	90,033

	164,591	180,111	187,719	202,367	734,788

Total revenues	555,707	605,459	610,714	666,973	2,438,853

Costs and expenses
Cost of sales	337,873	365,711	362,500	398,760	1,464,844
Operating expenses	56,593	58,909	58,558	62,724	236,784
Franchise fee costs	19,778	19,615	21,754	25,756	86,903
General and administrative expenses	33,476	35,694	35,363	37,206	141,739
Equity (income)	(3,065)	(3,367)	(3,931)	(3,337)	(13,700)
Other (income), net	(164)	(152)	(359)	(2,644)	(3,319)

Total costs and expenses, net	444,491	476,410	473,885	518,465	1,913,251

Operating income	111,216	129,049	136,829	148,508	525,602
Interest (expense)	(5,457)	(5,058)	(5,180)	(5,439)	(21,134)
Interest income	664	120	272	894	1,950

Income before income taxes	106,423	124,111	131,921	143,963	506,418
Income taxes	35,041	40,648	64,988	45,929	186,606

Net income	71,382	83,463	66,933	98,034	319,812
Net income attributable to noncontrolling interests
	4,943	5,703	5,754	7,045	23,445

Net income attributable to Tim Hortons Inc.	$66,439	$77,760	$61,179	$90,989	$296,367

Basic earnings per common share attributable to Tim Hortons Inc.	$0.37	$0.43	$0.34	$0.51	$1.64

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.37	$0.43	$0.34	$0.51	$1.64

Weighted average number of common shares outstanding — Basic (in thousands)	181,072	180,731	180,681	179,570	180,477

Weighted average number of common shares outstanding — Diluted (in thousands)	181,301	180,923	180,864	179,713	180,609

Dividend per common share	$0.10	$0.10	$0.10	$0.10	$0.40

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

In April 2010, the FAS issued ASU No. 2010-17— Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010, and we are currently assessing the potential impact, if any, the adoption of this update may have on our Condensed Consolidated Financial Statements.

Impact of Accounting Pronouncements Not Yet Implemented

In February 2010, the SEC released Commission Statement in Support of Convergence and Global Accounting Standards. The statement includes a detailed Work Plan to be executed by the SEC staff in its analysis in determining both whether and how to incorporate International Financial Reporting Standards (“IFRS”) into the U.S. financial reporting system. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, if the SEC incorporates IFRS into the US domestic reporting system, companies could be required to prepare financial statements and accompanying notes in accordance with IFRS as early as fiscal 2015. As a foreign private issuer, the Company is able to apply IFRS earlier if certain approvals are obtained.

Further, although Canadian securities laws generally require Canadian reporting issuers to apply IFRS beginning in 2011, National Instrument 52-107 Acceptable Accounting Principles, Auditing Standards and Reporting Currency permits issuers that have a class of securities registered under section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or are required to file reports under section 15(d) of the Exchange Act and which are not registered or required to be registered as an investment company under the U.S. Investment Company Act of 1940 to elect to prepare financial statements that are filed with or delivered to a securities regulatory authority or regulator (other than acquisition statements) in accordance with US GAAP. Pending the developments of the SEC’s work plan, the Company is currently assessing the impact that the adoption of IFRS would have on the consolidated financial statements, accompanying notes and disclosures, and will continue to monitor the development of the potential implementation of IFRS.

Market Risk

Our exposure to various market risks remains substantially the same as reported in our 2009 Form 10-K for the year ended January 3, 2010.

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported in our 2009 Form 10-K for the year ended January 3, 2010.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported in our 2009 Form 10-K for the year ended January 3, 2010.

Interest Rate Risk

In the second quarter of 2010, we issued $200 million of Senior Notes, which were offered on a private placement basis in Canada with a term of seven years. Net proceeds from the Senior Notes were primarily used to prepay $200 million of our existing Term Debt, prior to maturity. The Senior Notes bear a fixed coupon interest rate of 4.20%, and an effective rate of 4.59% (resulting from the settlement of bond forwards used to hedge the interest rate prior to the issuance of the Senior Notes). The remaining $100 million of Term Debt is fixed through interest rate swaps which convert the variable rate debt from a floating rate to a fixed rate of 4.925%. The combination of the Senior Notes and the interest rate swaps fix 100% of our outstanding debt. As our cash is invested in short term variable rate instruments we are now exposed on a net basis to interest rate movements on a net asset position when historically we have been exposed on a net liability position. If interest rates change by 100 basis points, the impact on our annual net income would not be material.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported in our 2009 Form 10-K for the year ended January 3, 2010.

SAFE HARBOR STATEMENT

Certain information contained our Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed with the U.S. Securities and Exchange Commission, and Canadian Securities Administrators, on March 4, 2010 (the “2009 Form 10-K”) and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of a material increase in competition within the quick service restaurant segment of the food service industry; the absence of an adverse event or condition that damages our strong brand position and reputation; continuing positive working relationships with the majority of the Company’s franchisees; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; the absence of any material adverse effects arising as a result of litigation; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

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

This information is incorporated by reference from the section titled “Market Risk” on page 49 of this Form 10-Q.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009 and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Cross examinations on both sides’ affidavits are being scheduled. The Court has reserved the week of November 29, 2010 for the hearing on this matter. Plaintiffs filed a motion requesting that the Company’s summary judgment motion be heard following hearing and determination of plaintiffs’ motion for certification. It was the Company’s position that the motions should be heard together. A hearing on plaintiffs’ motion to separate the certification and summary judgment motions was heard on May 13, 2010 and the court ruled in favour of the Company that the two motions should be heard together. Both motions are now scheduled for the week of November 29, 2010, subject to the delivery of required materials and completion of examinations. The Company believes the claim is frivolous and completely without merit, and the Company intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcomes will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. The outcome and value of this claim are not determinable at this time and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements.

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

As a result of the successful completion of a private placement of $200 million principal amount of senior unsecured 4.20% notes in Canada on June 1, 2010 and the inaugural credit rating that we received in connection with such issuance, our business, financial condition or future results could be adversely impacted as a result of a future downgrade of our credit rating. Consequently, we are adopting the risk factor set forth below in its entirety, to be included with the risk factors described in the 2009 Form 10-K.

A downgrade of our credit rating could adversely affect our cost of funds, liquidity and access to capital markets.

Failure to maintain our credit rating could adversely affect our cost of funds, liquidity and access to capital markets. We received an inaugural debt rating in connection with the issuance of our senior unsecured 4.20% notes in Canada on June 1, 2010. Although we have indicated our intent to target maintenance of an investment grade credit rating, ratings are evaluated and determined by independent third parties and may be impacted by both events outside of our control as well as significant decisions made by us, including major acquisitions or divestitures. Credit rating agencies perform independent analysis when assigning credit ratings and such analysis includes a number of criteria, including, but not limited to, various financial tests, business composition and market and operational risks and continually review the criteria for industry sectors and various credit ratings. Accordingly, such criteria may change from time to time. A downgrade of our credit rating may limit our access to capital markets and increase our cost of borrowing under future debt facilities or issuances. In addition, if the rating agency were to downgrade our credit rating, the instruments governing our future indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to changes in our business and the industry in which we operate and our ability to take advantage of potential business opportunities. These modifications could also require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness in the future. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including defaults between multiple components of our indebtedness, could result and the payment of principal and interest due and payable on our outstanding senior notes may become accelerated. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. The lack of access to cost-effective capital resources, an increase in our financing costs, or a breach of debt instrument covenants could have an adverse effect on our business, financial condition or future results. A downgrade in our credit rating could also affect the value and marketability of our outstanding notes.

Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the ratings agencies and there can be no assurance that we will be able to maintain our credit rating even if we meet or exceed their criteria or that other credit rating agencies will similarly assign us ratings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #4 (April 5, 2010 — May 9, 2010)	407,958	$33.63	407,958	$161,284,946
Monthly Period #5 (May 10, 2010 — June 6, 2010)	445,405(5)	34.74	343,037	149,442,751
Monthly Period #6 (June 7, 2010 — July 4, 2010)	313,000	34.50	313,000	138,647,082

Total	1,166,363	$34.29	1,063,995	$138,647,082

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
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

(5)

In May 2010, Computershare Trust Company of Canada (the “Trustee”), on behalf of The TDL RSU Plan Trust (the “Trust”), purchased 91,808 shares on the TSX through a broker, the same broker utilized for our publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement (after vesting at a future date) of restricted stock units awarded in May 2010 to most of our eligible Canadian employees under our 2006 Stock Incentive Plan, as amended and restated from time to time (the “Plan”), upon settlement. As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by The TDL Group Corp. (“TDL”), a Canadian subsidiary of ours, to distribute shares to Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at the direction of TDL, the Trustee may acquire additional shares of our stock with such cash in order to pay trust expenses, obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units, or acquire additional shares to fix the cash cost of future grants. In addition, in May 2010, the Trustee as an agent of ours, also using the same broker utilized for our publicly announced share repurchase program, purchased 10,562 shares on the open market, to settle, after provision for payment of the employees’ minimum statutory withholding tax requirements, our RSU settlement obligation to certain employees.

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

ITEM 6.	EXHIBITS
(a)	Index to Exhibits on Page 55.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 12, 2010	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
4(a)	Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on June 1, 2010)

4(b)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on June 1, 2010)

10(a)*	Form of Restricted Stock Unit Award Agreement (2010 Award)

10(b)*	Form of Nonqualified Stock Option Award Agreement (2010 Award)

31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Exhibits attached hereto

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