Form 10-Q
period 2010-10-03
Tim Hortons Inc.
filed 2010-11-12
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common shares	172,905,120 shares

Exhibit Index on page 60.

TIM HORTONS INC. AND SUBSIDIARIES

On October 1, 2010, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9790 for Cdn$1.00.

Availability of Information

As a result of the reorganization of the Delaware-incorporated Tim Hortons Inc. (“THI USA”) on September 28, 2009, as a Canadian public company, we are currently a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result, we are no longer subject to the same Exchange Act filing requirements to which THI USA was subject. However, for purposes of providing continuity with our previous periodic reports under the Exchange Act as a U.S. domestic registrant, we currently continue to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”), instead of the reporting forms available to foreign private issuers.

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators (“CSA”). The reference to our website address does not constitute incorporation by reference of the information contained on the website into, and should not be considered, part of this document.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
		(note 1)		(note 1)
Revenues
Sales	$468,000	$422,995	$1,318,292	$1,239,459
Franchise revenues:
Rents and royalties	176,964	164,114	512,803	469,102
Franchise fees	25,556	23,605	61,899	63,319

	202,520	187,719	574,702	532,421

Total revenues	670,520	610,714	1,892,994	1,771,880

Costs and expenses
Cost of sales	398,957	362,500	1,121,351	1,066,084
Operating expenses	61,690	58,558	181,975	174,060
Franchise fee costs	24,908	21,754	63,113	61,147
General and administrative expenses (note 11)	35,790	35,363	107,207	104,533
Equity (income)	(4,015)	(3,931)	(11,032)	(10,363)
Asset impairment (note 2)	20,888	0	20,888	0
Other (income), net	(708)	(359)	(1,105)	(675)

Total costs and expenses, net	537,510	473,885	1,482,397	1,394,786

Operating income	133,010	136,829	410,597	377,094
Interest (expense)	(6,472)	(5,180)	(18,797)	(15,695)
Interest income	432	272	892	1,056

Income before income taxes	126,970	131,921	392,692	362,455
Income taxes (note 3)	45,268	64,988	125,492	140,677

Net income	81,702	66,933	267,200	221,778
Net income attributable to noncontrolling interests	7,874	5,754	20,362	16,400

Net income attributable to Tim Hortons Inc.	$73,828	$61,179	$246,838	$205,378

Basic earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.43	$0.34	$1.41	$1.14

Diluted earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.42	$0.34	$1.41	$1.13

Weighted average number of common shares outstanding — Basic (in thousands) (note 4)	173,482	180,681	174,744	180,878

Weighted average number of common shares outstanding — Diluted (in thousands) (note 4)	173,743	180,864	175,002	181,076

Dividend per common share	$0.13	$0.10	$0.39	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET - (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	October 3, 2010	January 3, 2010
		(note 1)
Assets
Current assets
Cash and cash equivalents	$195,702	$121,653
Restricted cash and cash equivalents	14,056	60,629
Restricted investments	37,876	20,186
Accounts receivable, net	139,004	179,942
Notes receivable, net (note 13)	12,180	20,823
Deferred income taxes	2,474	3,475
Inventories and other, net (note 5)	104,202	80,490
Assets held for sale – variable interest entity (note 6)	190,466	0
Advertising fund restricted assets (note 13)	28,074	26,681

Total current assets	724,034	513,879
Property and equipment, net	1,338,065	1,494,032
Notes receivable, net (note 13)	3,087	3,475
Deferred income taxes	10,582	8,919
Intangible assets, net	5,380	8,405
Equity investments	46,230	45,875
Other assets	27,912	19,706

Total assets	$2,155,290	$2,094,291

Liabilities and Equity
Current liabilities
Accounts payable (note 7)	$143,014	$135,248
Accrued liabilities:
Salaries and wages	20,247	23,268
Taxes	27,278	27,586
Other (note 7)	107,360	111,401
Liabilities held for sale – variable interest entity (note 6)	24,829	0
Deferred income taxes	118	376
Advertising fund restricted liabilities (note 13)	42,235	43,944
Current portion of long-term obligations (note 8)	109,526	7,821

Total current liabilities	474,607	349,644

Long-term obligations
Long-term debt (note 8)	241,006	336,302
Advertising fund restricted debt (note 13)	420	415
Capital leases	70,056	67,156
Deferred income taxes	4,232	10,159
Other long-term liabilities	75,054	74,929

Total long-term obligations	390,768	488,961

Commitments and contingencies (note 9)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 173,302,269 and 177,318,614 shares, respectively (note 10)	491,542	502,872
Common shares held in Trust, at cost: 330,405 and 278,500 shares, respectively (note 13)	(11,337)	(9,437)
Contributed surplus	2,844	0
Retained earnings	850,363	796,235
Accumulated other comprehensive loss	(133,605)	(120,061)

Total equity of Tim Hortons Inc.	1,199,807	1,169,609
Noncontrolling interests	90,108	86,077

Total equity	1,289,915	1,255,686

Total liabilities and equity	$2,155,290	$2,094,291

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	October 3, 2010	September 27, 2009
		(note 1)
Cash flows provided from (used in) operating activities
Net income	$267,200	$221,778
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	88,368	83,383
Asset impairment (note 2)	20,888	0
Stock-based compensation expense (note 11)	9,500	6,801
Equity income, net of cash dividends	(494)	88
Deferred income taxes	2,351	18,518
Changes in operating assets and liabilities
Restricted cash and cash equivalents	46,443	48,447
Accounts and notes receivable	37,141	(817)
Inventories and other	(35,068)	6,625
Accounts payable and accrued liabilities	7,226	(40,431)
Settlement of cash flow hedges (note 8)	(4,791)	0
Other, net	(1,904)	6,385

Net cash provided from operating activities	436,860	350,777

Cash flows (used in) provided from investing activities
Capital expenditures	(78,988)	(113,028)
Proceeds from sale of restricted investments	20,240	0
Purchase of restricted investments	(37,832)	(20,136)
Principal payments received on notes receivable	8,491	2,263
Other investing activities	(7,415)	(14,991)

Net cash used in investing activities	(95,504)	(145,892)

Cash flows (used in) provided from financing activities
Purchase of common shares/treasury stock (note 10)	(136,036)	(16,701)
Purchase of common shares held in trust (note 11)	(3,252)	(713)
Purchase of common shares for settlement of restricted stock units (note 11)	(377)	(232)
Dividend payments to common shareholders	(68,004)	(54,583)
Distributions and other to noncontrolling interests	(16,331)	(24,759)
Proceeds from issuance of shares to noncontrolling interest	0	1,305
Proceeds from issuance of debt, net of issuance costs (note 8)	200,518	2,707
Principal payments on other long-term debt obligations (note 8)	(204,760)	(3,893)

Net cash used in financing activities	(228,242)	(96,869)

Effect of exchange rate changes on cash	(1,308)	(5,115)

Increase in cash and cash equivalents	111,806	102,901
Cash and cash equivalents at beginning of period	121,653	124,717
Less: Cash and cash equivalents included in assets held for sale (note 6)	(37,757)	0

Cash and cash equivalents at end of period	$195,702	$227,618

Supplemental disclosures of cash flow information:
Interest paid	$15,125	$14,790
Income taxes paid	$120,346	$112,792
Non-cash investing and financing activities:
Capital lease obligations incurred	$12,475	$6,422

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended October 3, 2010	Year ended January 3, 2010
Common shares
Balance at beginning of period	$502,872	$0
Converted from common stock	0	513,318
Repurchase of common shares (note 10)	(11,330)	(10,446)

Balance at end of period	$491,542	$502,872

Common stock
Balance at beginning of period	$0	$289
Converted to common shares	0	(289)

Balance at end of period	$0	$0

Capital in excess of par value
Balance at beginning of period	$0	$929,102
Stock-based compensation, net	0	(322)
Converted to common shares	0	(928,780)

Balance at end of period	$0	$0

Treasury stock
Balance at beginning of period	$0	$(399,314)
Purchased during the period	0	(16,701)
Reissued during the period	0	264
Cancelled and retired during the period	0	415,751

Balance at end of period	$0	$0

Common shares held in Trust
Balance at beginning of period	$(9,437)	$(12,287)
Purchased during the period	(3,252)	(713)
Disbursed or sold from Trust during the period	1,352	3,563

Balance at end of period	$(11,337)	$(9,437)

Contributed surplus
Balance at beginning of period	$0	$0
Stock-based compensation, net	2,844	0

Balance at end of period	$2,844	$0

Retained earnings
Balance at beginning of period	$796,235	$677,550
Net income attributable to Tim Hortons Inc.	246,838	296,367
Dividends	(68,004)	(72,506)
Stock-based compensation	0	(2,221)
Repurchase of common shares – excess of stated value (note 10)	(124,706)	(102,955)

Balance at end of period	$850,363	$796,235

Accumulated other comprehensive loss
Balance at beginning of period	$(120,061)	$(55,348)
Other comprehensive income (loss)	(13,544)	(64,713)

Balance at end of period	$(133,605)	$(120,061)

Total equity of Tim Hortons Inc.	$1,199,807	$1,169,609

Noncontrolling interests (notes 1 and 13)
Balance at beginning of period	$86,077	$91,811
Net income attributable to noncontrolling interests	20,362	23,446
Capital contribution from noncontrolling interests	0	1,305
Distributions and other to noncontrolling interests	(16,331)	(30,485)

Balance at end of period	$90,108	$86,077

Total equity	$1,289,915	$1,255,686

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF COMMON SHARES OF TIM HORTONS INC.

(Unaudited)

(in thousands of common shares)

	Year-to-date period ended October 3, 2010	Year ended January 3, 2010
Common shares
Balance at beginning of period	177,319	180,997
Repurchased during the period (note 10)	(4,017)	(3,678)

Balance at end of period	173,302	177,319

Common stock
Balance at beginning of period	0	193,303
Converted to common shares	0	(193,303)

Balance at end of period	0	0

Treasury stock
Balance at beginning of period	0	(11,754)
Purchased during the period	0	(560)
Reissued during the period	0	8
Cancelled and retired during the period	0	12,306

Balance at end of period	0	0

Common shares held in Trust
Balance at beginning of period	(279)	(358)
Purchased during the period	(91)	(25)
Disbursed or sold from Trust during the period	40	104

Balance at end of period	(330)	(279)

Common shares issued and outstanding	172,972	177,040

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

The Company’s principal business is the development and franchising and, to a minimal extent, operation of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products, as well as paper and equipment. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As of October 3, 2010, the Company and its franchisees operated 3,082 restaurants in Canada (99.4% franchised) and 621 restaurants in the United States (“U.S.”) (99.7% franchised), including 127 self-serve licensed locations, under the name “Tim Hortons®” and the Company had 268 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with U.S. GAAP. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of October 3, 2010 and January 3, 2010, and the condensed consolidated results of operations, comprehensive income (see note 12) and cash flows for the quarters and year-to-date periods ended October 3, 2010 and September 27, 2009. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2009 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on March 4, 2010. The January 3, 2010 Condensed Consolidated Balance Sheet was derived from the same audited 2009 Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP, and has been adjusted to reflect the retroactive application of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 810—Consolidation (“ASC 810”) (see below).

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

These Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain independent operators and joint ventures consolidated in accordance with ASC 810 (see note 13). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted cash and cash equivalents and restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s Tim Card® quick-pay cash card program. The combined balances as of October 3, 2010 and January 3, 2010 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than application to settle obligations under the cash card program. Since the inception of the program, the interest on the restricted cash and cash equivalents and restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in note 7.

From time to time, the Company invests some of these funds for periods in excess of three months, but less than one year. Only restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. The carrying amount of the restricted investments approximates fair value due to the short-term nature of the investments. All restricted investments mature by February, 2011.

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

Variable interest entities

In accordance with FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), now codified within ASC 810 (see Accounting changes – new accounting standards), the Company analyzes its variable interests, including its equity investments and certain license or operator arrangements with various entities. The Company determines which interests are interests in variable interest entities (“VIEs”), and then assesses whether the Company is considered to be the primary beneficiary of these VIEs. If the Company determines it is the primary beneficiary, the Company consolidates the VIE’s assets, liabilities, results of operations and cash flows (see note 13). If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable U.S. GAAP.

Assets and liabilities held for sale

The Company classifies assets and related liabilities as held for sale when all of the following criteria are met:

•	Executive management has committed to a plan to sell the assets;

•	The assets are available for immediate sale in its present condition;

•	An active program to locate a buyer and other actions required to complete the sale have been initiated;

•	The assets are actively being marketed;

•	The sale of the assets is probable and it is expected the sale will close within one year; and

•	It is unlikely that significant changes to the sale plan will be made.

Upon designation of an asset as held for sale, the Company assesses the carrying value of the assets to determine if an impairment exists. If an impairment exists, the assets are recorded at estimated fair value, less cost to sell.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Accounting changes – new accounting standards

Effective January 4, 2010, the Company adopted FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), now codified within ASC 810. This Statement amended Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement also amended Interpretation 46(R) to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amended certain guidance for determining whether an entity is a variable interest entity, added an additional requirement to assess whether an entity is a variable interest entity on an ongoing basis, and required enhanced disclosures that provides users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company has retroactively applied this standard to comparative periods. See note 13 for additional information regarding the impact of the adoption of this standard.

Effective January 4, 2010, the Company adopted certain provisions within Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements (“ASC 820”). This ASU provides amendments to ASC 820 that requires more enhanced disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3 fair value measurements. This ASU was effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this update did not have a significant impact on the Company’s financial statements or related disclosures (see note 15).

Effective June 15, 2010, the Company adopted ASU No. 2010-11—Scope Exception Related to Embedded Credit Derivatives, as codified in ASC 815—Derivatives and Hedging. This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU was effective for interim periods beginning after June 15, 2010. The adoption of this update did not have a significant impact on the Company’s financial statements or related disclosures (see note 15).

NOTE 2 ASSET IMPAIRMENT

An impairment review was initiated during the third quarter of 2010 regarding the Company’s Portland, Providence and Hartford markets in the New England region as the same-store sales growth and financial performance of these markets had continued to underperform based on the Company’s expectations. At the completion of this review, the Company determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets. The fair value of these assets was determined to be approximately $11 million (note 15), resulting in an asset impairment charge of $20.9 million being recorded in the third quarter of 2010. The asset impairment charge is included in Asset impairment on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. This asset impairment charge has also been reflected in the U.S. operating segment (note 14).

NOTE 3 INCOME TAXES

The effective income tax rate for the third quarter ended October 3, 2010 was 35.7%, compared to 49.3% for the third quarter ended September 27, 2009. The effective income tax rate for the year-to-date period ended October 3, 2010 was 32.0% compared to 38.8% for the year-to-date period ended September 27, 2009. The 2010 effective tax rates were negatively impacted by the asset impairment charge of $20.9 million recorded on long-lived assets (note 2) with no corresponding tax benefit recognized, offset by the benefit of 2010 Canadian statutory tax rate reductions. The 2009 effective tax rates were negatively impacted primarily by a tax charge resulting from the reorganization of the Company to a Canadian public company.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

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

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$73,828	$61,179	$246,838	$205,378

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	173,482	180,681	174,744	180,878
Dilutive impact of restricted stock units (in thousands)	230	183	255	198
Dilutive impact of stock options with tandem SARs (in thousands)	31	0	3	0

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	173,743	180,864	175,002	181,076

Basic earnings per common share attributable to Tim Hortons Inc.	$0.43	$0.34	$1.41	$1.14

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.42	$0.34	$1.41	$1.13

NOTE 5 INVENTORIES AND OTHER, NET

Inventories and other, net include the following as at October 3, 2010 and January 3, 2010:

	October 3, 2010	January 3, 2010
Raw materials	$30,336	$11,489
Work-in-process	321	0
Finished goods	58,722	57,411

	89,379	68,900
Inventory obsolescence provision	(877)	(2,181)

Inventories, net	88,502	66,719
Prepaids and other	15,700	13,771

Total inventories and other, net	$104,202	$80,490

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6 ASSETS AND LIABILITIES HELD FOR SALE – VARIABLE INTEREST ENTITY

In April 2010, the Company received notice from IAWS Group Ltd., a subsidiary of Aryzta AG (“Aryzta”), the Company’s 50-50 partner under the Maidstone Bakeries joint-venture (“Maidstone”), invoking the buy/sell provisions of the joint venture. This triggered the opportunity for the Company to either buy Aryzta’s 50% share of Maidstone for $475 million, or sell its 50% interest in Maidstone to Aryzta for $475 million. In August 2010, the Company decided to sell its 50% interest in Maidstone to Aryzta for gross proceeds of $475 million. The all-cash transaction was completed on October 29, 2010 (see note 17). The Company’s supply obligations for donuts and Timbits™ extend until early 2016, and it has supply rights until late 2017, at the Company’s option, allowing the Company sufficient flexibility to secure alternative means of supply, if desired. The Company will no longer be required to consolidate Maidstone after October 29, 2010 (see note 13) and, due to the continuing business relationship that will exist, Maidstone does not qualify to be presented as discontinued operations.

While the adoption of ASC 810 (previously SFAS No. 167) (see note 1) resulted in the consolidation of Maidstone, the Company’s chief decision maker continued to view and evaluate the performance of the Canadian segment with Maidstone accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the Standard). As a result, the net revenues, and the remaining 50% of operating income of Maidstone, are included in Variable interest entities (see note 14).

The assets and liabilities of Maidstone are classified as held for sale as the assets held for sale criteria was met during the third quarter of 2010. After the affects of consolidation adjustments, the assets and liabilities of Maidstone are as follows:

October 3, 2010
Cash and cash equivalents	$37,757
Accounts receivable	3,284
Inventories	12,082
Property and equipment, net	135,555
Other assets – long-term	1,788

Total Assets	$190,466

Accounts payable	$14,929
Deferred income taxes – long-term	8,732
Other long-term liabilities	1,168

Total liabilities	24,829

Equity – Tim Hortons Inc.	80,648
Equity – Noncontrolling interest	84,989

Total equity	165,637

Total liabilities and equity	$190,466

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES – OTHER

Included within Accounts payable are the following obligations as at October 3, 2010 and January 3, 2010:

	October 3, 2010	January 3, 2010
Accounts payable	$112,645	$114,973
Construction holdbacks and accruals	30,369	20,275

	$143,014	$135,248

Included within Accrued liabilities, Other are the following obligations as at October 3, 2010 and January 3, 2010:

	October 3, 2010	January 3, 2010
Gift certificate obligations	$6,376	$8,348
Cash card obligations	51,694	74,292
Other accrued liabilities	49,290	28,761

	$107,360	$111,401

Other accrued liabilities include deferred revenues, accrued rent expense, deposits, and various equipment and other accruals.

NOTE 8 LONG-TERM DEBT

The following table outlines the Company’s long-term debt obligations as at October 3, 2010 and January 3, 2010:

	October 3, 2010	January 3, 2010
Senior unsecured notes, series 1 (4.20% coupon rate)	$200,000	$0
Term debt	100,000	300,000
Other debt	43,328	37,186

	$343,328	$337,186
Less: current portion (1)	(102,322)	(884)

Long-term debt	$241,006	$336,302

(1)	Excludes current portion due under capital leases of $7,204 and $6,937 as of October 3, 2010 and January 3, 2010, respectively.

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

In March 2010, the Company entered into bond forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These bond forwards were settled in June 2010, resulting in an Other comprehensive loss of $4.9 million (see note 15), of which $4.6 million remains in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. This loss is being recognized in Interest expense over the seven-year term of the Senior Notes resulting in an effective interest rate of the Senior Notes of 4.59%.

In connection with the issuance of the Senior Notes, the Company has a total of approximately $1.2 million in deferred financing costs, which will be amortized as interest expense over the remaining term of the Senior Notes.

In 2006 and 2007, in connection with the Term Debt, the Company entered into interest rate swaps with a notional amount of $130 million (see note 15) which were used to fix a portion of the variable rate Term Debt at 5.04%. Upon partial prepayment of the Term Debt, the Company also settled one of these interest rate swaps with a notional amount of $30 million, resulting in recognition of $0.9 million from Other comprehensive loss to Interest (expense) in the second quarter of 2010. The remaining interest rate swaps fix the interest rate on the $100 million of outstanding Term Debt at 4.93%.

NOTE 9 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $0.9 million and $0.5 million as at October 3, 2010 and January 3, 2010, respectively. In the event of default by a franchise owner of a guaranteed obligation, the Company generally retains the right to acquire possession of the related restaurants. At October 3, 2010 and January 3, 2010, the Company is also the guarantor on $11.0 million and $9.7 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as of October 3, 2010. The length of the arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Plaintiffs filed a motion requesting that the Company’s summary judgment motion be heard following hearing and determination of plaintiffs’ motion for certification. It was the Company’s position that the motions should be heard together. A hearing on plaintiffs’ motion to separate the certification and summary judgment motions was heard on May 13, 2010, and the court ruled in favour of the Company that the two motions should be heard together. Both motions are scheduled for April 2011, subject to the delivery of required materials and completion of examinations. On October 28, 2010, the Court granted plaintiffs leave to submit for the Court’s review proposed amendments to the amended statement of claim asserting claims for price maintenance, supplementing the already asserted claims for breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. The Company continues to believe the claim is without merit and will not be successful, and intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claim’s success nor the ultimate amount payable, if any, is determinable at this time, and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in these Condensed Consolidated Financial Statements related to this claim.

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

NOTE 10 COMMON SHARES

On March 1, 2010, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence its 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. Purchases of common shares are being made through a combination of automatic trading plan (10b5-1) purchases and at management’s discretion in compliance with regulatory requirements, given prevailing market, cost, and other considerations. Purchases under the program are being made by the Company on any of the TSX, the New York Stock Exchange and/or other Canadian marketplaces, subject to applicable regulatory requirements. The 2010 program commenced March 3, 2010 and is due to end on March 2, 2011, or sooner if either the $200 million or 5% share maximum is reached. The 2010 program may also be discontinued at the Company’s discretion in compliance with applicable regulatory requirements. The Company has received provisional regulatory approval in November 2010 to amend its 2010 program (note 17). All shares purchased pursuant to the 2010 program will be cancelled.

In the year-to-date period ended October 3, 2010, the Company purchased and cancelled approximately 4.0 million common shares for a total cost of approximately $136.0 million under the Company’s 2009 repurchase program and the 2010 program, of which $11.3 million reduced the stated value of Common shares and the remainder was recorded as a reduction to Retained earnings.

In the year-to-date period ended September 27, 2009, the Company purchased approximately 0.6 million shares of common stock for a total cost of approximately $16.7 million under the Company’s 2009 repurchase program to be held in treasury. No shares were purchased during the second or third quarters of 2009 due to the suspension of purchases until the fourth quarter of 2009 when the Company completed its reorganization as a Canadian public company. All treasury shares were subsequently cancelled upon the reorganization of THI USA as a Canadian public company in September 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Restricted stock units	$1,736	$1,552	$5,052	$4,476
Stock options and tandem SARs	1,707	599	3,160	1,322
Deferred stock units	610	572	1,288	1,003

Total stock-based compensation expense	$4,053	$2,723	$9,500	$6,801

The Company begins expensing performance-based RSUs at the time the performance measures are set. As a result, amounts relating to the planned May 2011 grants are currently being expensed, assuming the achievement of the performance condition is probable.

The Company has entered into total return swaps (“TRS”) as economic hedges for a portion of its outstanding stock options with tandem SARs (see note 15). The Company recognized a gain relating to the TRS of $1.6 million and $0.5 million in the third quarters of 2010 and 2009, respectively (gain of $2.0 million year-to-date 2010 and nil year-to-date 2009).

Details of stock-based compensation grants and settlements during 2010, on a year-to-date basis, are set forth below.

Deferred share units

Approximately 22,600 deferred share units (“DSUs”) were granted during the year-to-date period ended October 3, 2010 (35,000 year-to-date 2009) at a fair market value of $34.96 ($31.32 year-to-date 2009). Approximately 5,200 DSUs were settled during the year-to-date period ended October 3, 2010 (nil year-to-date 2009). DSU’s are liability-based awards and, as such, are revalued each reporting period to the Company’s closing share price.

Restricted stock units

The Company’s Human Resource and Compensation Committee (“HRCC”) approved awards of 14,487 and 174,946 of RSUs with dividend equivalent rights, which were granted in March 2010 and May 2010, respectively. The fair market value of each RSU awarded as part of this grant (the closing price of the Company’s common shares traded on the TSX on the business day preceding the grant) in March 2010 and May 2010 was $32.78 and $35.23, respectively. The awards granted in March 2010 vest in equal installments in May 2010 and May 2011 and the awards granted in May 2010 are scheduled to vest either in equal installments over, or in one lump sum at the end of, a 30-month period. In accordance with ASC 718—Compensation—Stock Compensation (“ASC 718”), RSUs granted to retirement-eligible employees are expensed immediately, unless the RSUs contain a performance measure. Performance-based RSUs expected to be granted to retirement eligible employees are expensed evenly over the period from the date on which the performance measure is set to the date on which the grant is expected to be made.

In the second quarter of 2010, the Company funded its employee benefit plan trust (the “Trust”), which, in turn, purchased approximately 91,000 common shares for approximately $3.3 million (25,000 shares for $0.7 million in Q2 2009). For accounting purposes, the cost of the purchase of shares held in trust has been accounted for as a reduction in outstanding common shares, and the Trust has been consolidated in accordance with ASC 810, since the Company is the primary beneficiary, as that term is defined by ASC 810. The Trust is used to fix the Company’s future cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of common shares held in the Trust to most of the Canadian officers and employees that participate in the 2006 Stock Incentive Plan, as amended and restated from time to time (the “2006 Plan”).

In the second quarter of 2010, approximately 92,000 (150,000 in Q2 2009) RSUs that were previously granted vested in accordance with the terms of such awards. The Company’s settlement obligations, after provision for the payment of minimum statutory withholding tax requirements for which employees are responsible, were satisfied by the disbursement of approximately 40,000 (66,000 in Q2 2009) shares held in the Trust and approximately 11,000 shares (8,000 shares in Q2 2009) were purchased by an agent of the Company on behalf of the respective eligible employees on the open market in May 2010, at an average purchase price of $35.63 ($28.94 in Q2 2009), and in 2009, approximately 8,000 shares were issued from treasury (nil in 2010 as the Company does not have treasury shares as a result of the September 28, 2009 reorganization).

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

	Assumptions
Remeasurement date	October 3, 2010	January 3, 2010
Expected volatility	14% – 25%	23% – 28%
Risk-free interest rate	1.3% – 1.9%	1.4% – 2.5%
Expected life	1.1 – 4.6 years	1.9 – 4.4 years
Expected dividend yield	1.4%	1.2%
Closing share price	$37.36	$32.13

Awards granted to retirement-eligible employees are expensed on an accelerated basis, in accordance with ASC 718. The stock option with tandem SARs awards were revalued to fair value at October 3, 2010 using the closing share price on the Toronto Stock Exchange.

A total of 14,477 vested SARs were exercised and cash-settled for approximately $0.1 million during the year-to-date period ended October 3, 2010 (nil in the year-to-date period ended September 27, 2009). The associated options were cancelled.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive income (loss) and Total comprehensive income are shown below:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income	$81,702	$66,933	$267,200	$221,778

Other comprehensive income (loss)
Translation adjustments	(16,364)	(24,995)	(11,987)	(46,712)
Unrealized gains (losses) from Cash flow hedges:
Net gain (loss) from change in fair value of derivatives	(2,346)	(738)	(5,303)	524
Amount of net (gain) loss reclassified to earnings during the period	510	2,511	3,746	(2,460)

Total cash flow hedges	(1,836)	1,773	(1,557)	(1,936)

Total other comprehensive income (loss)	(18,200)	(23,222)	(13,544)	(48,648)

Total comprehensive income	63,502	43,711	253,656	173,130
Total comprehensive income attributable to noncontrolling interests	7,874	5,754	20,362	16,400

Total comprehensive income attributable to Tim Hortons Inc.	$55,628	$37,957	$233,294	$156,730

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Cash flow hedges:
Net gain (loss) from change in fair value of derivatives	$843	$29	$1,945	$261
Amounts reclassified to earnings	$(252)	$(427)	$(1,956)	$(1,134)

NOTE 13 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

The Company’s 50-50 bakery joint venture, Maidstone, produces and supplies our restaurant system with par-baked donuts, TimbitsTM , some bread products, and pastries. Under the joint venture, a significant portion of Maidstone’s manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. As such, the Company is subject to terms and conditions under various agreements, including the joint venture, supply, license and service agreements. Prior to the Company’s disposition of its 50% interest in Maidstone on October 29, 2010 (note 6), the Company was considered to have power (under the accounting principles of ASC 810) over Maidstone since the Company determined which par-baked products are to be manufactured by Maidstone, exclusively for Tim Hortons restaurants, and at pricing determined by both 50-50 joint venture parties. Tim Hortons restaurant owners and operators currently purchase all of their par-baked donuts, Timbits, and pastries and a significant portion of other bread products from Maidstone. For these reasons, the Company concluded that it was the primary beneficiary of Maidstone prior to its disposition. In fiscal 2009, the Company made a capital contribution of $1.3 million to Maidstone and had accounts payable outstanding of $5.5 million and $3.6 million as at October 3, 2010 and January 3, 2010, respectively. The assets and liabilities of Maidstone were classified as held for sale at October 3, 2010 (see note 6), and subsequently sold in the fourth quarter of 2010 (note 17).

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

The Company has consolidated 289 and 290 operator and FIP restaurants as at October 3, 2010 and January 3, 2010, respectively, or approximately 7.8% and 8.1% of the Company’s total systemwide restaurants, respectively. On average, a total of 283 and 274 operator and FIP restaurants were consolidated in the third quarter of 2010 and 2009, respectively (277 and 274 for year-to-date 2010 and 2009, respectively). The Company has no equity interest in any of its franchisees. None of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company.

In connection with restricted stock unit awards granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated in accordance with ASC 810 and the cost of the shares held by the Trust of $11.3 million and $9.4 million as at October 3, 2010 and January 3, 2010, respectively, has been accounted for as a reduction in outstanding common shares on the Company’s Condensed Consolidated Balance Sheet.

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchisees. The advertising funds are operated on behalf of the Company and its franchisees, with separate advertising funds administered for Canada and the U.S. The Company is the sole shareholder (Canada) and sole member (U.S.) and is considered to be the primary beneficiary of these funds which have historically been consolidated in accordance with ASC 952—Franchisors, and accordingly, the revenue, expenses and cash flows of the advertising funds are generally not included in the Company’s Condensed Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets and liabilities of these advertising funds have been consolidated in accordance with ASC 810. Company contributions to these advertising funds totaled $1.2 million and $0.9 million for the quarters ended October 3, 2010 and September 27, 2009, respectively ($2.9 million and $3.0 million year-to-date 2010 and 2009, respectively).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The assets and liabilities associated with the Company’s consolidated 50-50 bakery joint-venture, restaurant VIEs (operator and FIP restaurants) and advertising funds are presented on a gross basis, prior to consolidation adjustments, and are as follows:

	As at
	October 3, 2010			January 3, 2010
	Joint Venture VIE (2)	Restaurant VIEs	Advertising fund VIEs	Joint Venture VIE	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$ 37,757	$8,342	$0	$ 15,714	$6,229	$0
Restricted assets - current	0	0	28,074	0	0	26,681
Other current assets	20,874	4,128	0	26,751	5,268	0
Property and equipment, net	135,555	33,171	13,319	141,756	29,448	18,159
Other long-term assets (1)	1,939	947	2,515	2,809	4,162	1,256

Total assets	$ 196,125	$46,588	$43,908	$ 187,030	$45,107	$46,096

Notes payable to Tim Hortons Inc. – current (1)	$ 0	$25,473	$0	$ 0	$22,843	$0
Restricted liabilities – current	0	0	42,235	0	0	43,944
Other current liabilities (1)	15,973	12,849	0	11,119	13,765	0
Notes payable to Tim Hortons Inc. – long-term (1)	0	1,815	0	0	5,584	0
Restricted liabilities – long-term	0	0	420	0	0	415
Other long-term liabilities	9,900	1,516	1,253	7,818	639	1,737

Total liabilities	25,873	41,653	43,908	18,937	42,831	46,096

Equity of variable interest entities	170,252	4,935	0	168,093	2,276	0

Total liabilities and equity	$ 196,125	$46,588	$43,908	$ 187,030	$45,107	$46,096

(1)

Various assets and liabilities are eliminated upon the consolidation of these variable interest entities, the most significant of which are the Notes payable to Tim Hortons Inc., which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

(2)	Classified as held for sale at October 3, 2010 (note 6), and subsequently sold in the fourth quarter of 2010 (note 17).

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by our creditors as they are not legally included within our general assets.

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

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments which amounted to $46.2 million and $45.9 million as at October 3, 2010 and January 3, 2010, respectively. The Company had nil accounts payable outstanding with TIMWEN Partnership as at October 3, 2010 and $2.4 million outstanding as at January 3, 2010.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 14 SEGMENT REPORTING

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

The table below presents information about reportable segments:

	Third quarter ended				Year-to-date period ended
	October 3, 2010	% of Total	September 27, 2009	% of Total	October 3, 2010	% of Total	September 27, 2009	% of Total
Revenues
Canada	$562,057	83.8%	$485,807	79.5%	$1,568,950	82.9%	$1,383,234	78.1%
U.S.	33,573	5.0%	32,071	5.3%	91,421	4.8%	105,115	5.9%

Total reportable segments	595,630	88.8%	517,878	84.8%	1,660,371	87.7%	1,488,349	84.0%
Variable interest entities (1)	74,890	11.2%	92,836	15.2%	232,623	12.3%	283,531	16.0%

Total	$670,520	100.0%	$610,714	100.0%	$1,892,994	100.0%	$1,771,880	100.0%

Segment operating income (loss)
Canada (1) (2)	$148,240	113.4%	$141,897	99.2%	$430,356	103.4%	$390,066	99.1%
U.S. (3)	(17,483)	(13.4)%	1,079	0.8%	(14,149)	(3.4)%	3,656	0.9%

Reportable segment operating income	130,757	100.0%	142,976	100.0%	416,207	100.0%	393,722	100.0%

Variable interest entities (1)	9,032		6,906		23,255		19,459
Corporate charges (4)	(6,779)		(13,053)		(28,865)		(36,087)

Consolidated operating income	133,010		136,829		410,597		377,094
Interest expense, net	6,040		4,908		17,905		14,639
Income taxes	45,268		64,988		125,492		140,677

Net income	81,702		66,933		267,200		221,778
Net income attributable to noncontrolling interests	7,874		5,754		20,362		16,400

Net income attributable to Tim Hortons Inc.	$73,828		$61,179		$246,838		$205,378

(1)

While the adoption of ASC 810 (previously SFAS No. 167) (see note 1) resulted in the consolidation of its 50-50 bakery joint-venture, the Company’s chief decision maker continued to view and evaluate the performance of the Canadian segment with this 50-50 bakery joint-venture accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the Standard). As a result, the net revenues, and the remaining 50% of operating income of this joint venture have been included in Variable interest entities along with revenues and operating income from our non-owned consolidated restaurants.

(2)	Includes substantially all of the Company’s equity income.
(3)	Includes $20,888 of asset impairment charge in 2010.
(4)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides information about capital spending:

	Third quarter ended				Year-to-date period ended
	October 3, 2010	% of Total	September 27, 2009	% of Total	October 3, 2010	% of Total	September 27, 2009	% of Total

Capital expenditures
Canada	$22,234	72.9%	$34,757	79.5%	$63,462	80.3%	$90,298	79.9%
U.S.	8,186	26.9%	7,807	17.9%	14,213	18.0%	21,084	18.7%
Variable interest entities	74	0.2%	1,140	2.6%	1,313	1.7%	1,646	1.4%

	$30,494	100.0%	$43,704	100.0%	$78,988	100.0%	$113,028	100.0%

The following table provides a reconciliation of total reportable segment long-lived assets and total assets to total consolidated long-lived assets and total consolidated assets, respectively:

	As at
	October 3, 2010	January 3, 2010
Total long-lived assets
Canada	$971,252	$967,879
U.S.	327,848	356,560

Total reportable segments	1,299,100	1,324,439
Variable interest entities (1)	26,914	156,712
Corporate long-lived assets	12,051	12,881

Consolidated long-lived assets	$1,338,065	$1,494,032

	As at
	October 3, 2010	January 3, 2010
Total assets
Canada	$1,484,168	$1,373,325
U.S.	416,107	478,395

Total reportable segments	1,900,275	1,851,720
Variable interest entities	39,485	226,470
Assets held for sale – variable interest entity	190,466	0
Corporate assets	25,064	16,101

Consolidated total assets	$2,155,290	$2,094,291

(1)	Long-lived assets relating to the Company’s 50-50 bakery joint-venture are included in assets held for sale within current assets (note 6).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Sales
Distribution sales	$387,030	$324,283	$1,069,144	$937,311
Company-operated restaurant sales	6,080	5,876	16,525	18,617
Sales from variable interest entities	74,890	92,836	232,623	283,531

	468,000	422,995	1,318,292	1,239,459

Franchise revenues
Rents and royalties	176,964	164,114	512,803	469,102
Franchise fees	25,556	23,605	61,899	63,319

	202,520	187,719	574,702	532,421

Total revenues	$670,520	$610,714	$1,892,994	$1,771,880

Cost of sales related to Company-operated restaurants were $5.9 million and $6.2 million for the third quarters ended October 3, 2010 and September 27, 2009, respectively ($16.8 million and $21.4 million year-to-date 2010 and 2009, respectively).

The following table outlines the Company’s franchised locations and system activity for the third quarters and year-to-date periods ended October 3, 2010 and September 27, 2009:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,610	3,455	3,560	3,403
Franchises opened	79	54	138	106
Franchises closed	(3)	(4)	(14)	(19)
Net transfers within the franchised system (primarily resales)	(4)	(1)	(2)	14

Franchise restaurants in operation – end of period	3,682	3,504	3,682	3,504
Company-operated restaurants	21	23	21	23

Total systemwide restaurants – end of period (1)	3,703	3,527	3,703	3,527

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which offer primarily coffee products and a limited product selection. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table are 268 licensed locations in the Republic of Ireland and the United Kingdom as at October 3, 2010 (292 as of September 27, 2009).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 15 DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions, if appropriate. The Company did not have any significant exposure to any individual counterparty at October 3, 2010 or January 3, 2010.

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

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company may enter into include, but are not limited to: (i) interest rate swaps that effectively convert a portion of floating rate debt to fixed rate debt and are designed to reduce the impact of interest rate changes on future interest expense; (ii) forward foreign exchange contracts that are entered into to fix the price of U.S.-dollar-denominated future purchases; and (iii) interest rate forward contracts that were entered into to fix the future interest payments on the issuance of the Senior Notes.

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

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income), net. The fair value of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820 (see below). There were no outstanding fair value hedges as at October 3, 2010 and January 3, 2010.

Other derivatives: The Company has a number of total return swaps outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the SARs that are associated with stock options (see note 11). The TRS did not qualify as accounting hedges under ASC 815, and, as such, they are being adjusted to fair value in accordance with ASC 815 at the end of each reporting period. The impact of the revaluation is reported in the Condensed Consolidated Statement of Operations. The fair value of these derivatives was determined using Level 2 inputs, as defined by ASC 820. Changes in the fair value of this derivative are included in General and administrative expense as an offset to fair value adjustments of the liability related to tandem SARs. The TRS each have a seven-year term but each contract allows for partial settlements, at the option of the Company, over the term, without penalty.

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

In accordance with ASC 815 and ASC 820, the tables below outline the Company’s outstanding derivatives and fair value measurements as at October 3, 2010 and January 3, 2010 and for the second quarters and year-to-date periods ended October 3, 2010 and September 27, 2009.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheet:

	As at October 3, 2010				As at January 3, 2010
	Notional amount	Fair value hierarchy	Fair value asset (liability)	Location on Condensed Consolidated Balance Sheet	Notional amount	Fair value hierarchy	Fair value asset (liability)	Location on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments(1)

Forward currency contracts(2)	$96,714	Level 2	$(2,354)	Accounts payable	$85,802	Level 2	$(1,410)	Accounts payable

Interest rate swaps(3)	100,000	Level 2	(1,274)	Accrued liabilities, Other	130,000	Level 2	(5,290)	Other long- term liabilities

Total	$196,714		$(3,628)		$215,802		$(6,700)

Income tax effect			1,204	Deferred income taxes (current asset)			2,370	Deferred income taxes (current asset)

Net of income taxes			$(2,424)				$(4,330)

Derivatives not designated as cash flow hedging instruments(1)
TRS (4)	$14,977	Level 2	$2,503	Other long- term assets	$8,958	Level 2	$516	Other long- term assets

(1)	In accordance with ASC 815.
(2)	Maturities as at October 3, 2010 extend between October, 2010 and December, 2011.
(3)	Each matures February 2011.
(4)	Maturities of May 2015, May 2016 and May 2017, respectively.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The tables below summarize the effect of derivative instruments on our Condensed Consolidated Statement of Comprehensive Income (see note 12). The tables exclude amounts determined to be ineffective, which were not significant:

	Third quarter ended October 3, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(3,231)	$(286)	Cost of sales	$(3,517)

Interest rate swaps	42	875	Interest (expense)	917

Interest rate forwards	0	173	Interest (expense)	173

Total	$(3,189)	$762		$(2,427)

Income tax effect	843	(252)	Income taxes	591

Net of income taxes	$(2,346)	$510		$(1,836)

	Third quarter ended September 27, 2009
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(674)	$1,620	Cost of sales	$946

Interest rate swaps	(93)	1,318	Interest (expense)	1,225

Total	$(767)	$2,938		$2,171

Income tax effect	29	(427)	Income taxes	(398)

Net of income taxes	$(738)	$2,511		$1,773

(1)	Other comprehensive income (loss).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

	Year-to-date period ended October 3, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(1,924)	$979	Cost of sales	$(945)

Interest rate swaps	(469)	4,486	Interest (expense)	4,017

Interest rate forwards	(4,855)	237	Interest (expense)	(4,618)

Total	$(7,248)	$5,702		$(1,546)

Income tax effect	1,945	(1,956)	Income taxes	(11)

Net of income taxes	$(5,303)	$3,746		$(1,557)

	Year-to-date period ended September 27, 2009
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$1,214	$(4,820)	Cost of sales	$(3,606)

Interest rate swaps	(951)	3,494	Interest (expense)	2,543

Total	$263	$(1,326)		$(1,063)

Income tax effect	261	(1,134)	Income taxes	(873)

Net of income taxes	$524	$(2,460)		$(1,936)

(1)	Other comprehensive income (loss).

Derivatives not designated as hedging instruments under ASC 815 resulted in a gain of $1.6 million and $0.5 million in the third quarters of 2010 and 2009, respectively (gain of $2.0 million and nil year-to-date 2010 and 2009, respectively). These gains were recorded in General and administrative expense on the Condensed Consolidated Statement of Operations.

Non-financial Assets and Liabilities

The Company recorded an asset impairment charge of $20.9 million in the third quarter of 2010 relating to the long-lived assets of the Company’s Portland, Providence and Hartford markets in the New England region (note 2). The most significant long-lived assets are property and buildings for which the fair value of the underlying real estate was estimated to be approximately $11 million. Management estimated the fair value of the real estate assets by using independent property valuations obtained in 2008 factored by management’s estimate of current market conditions. This valuation is considered to be a Level 3 valuation on the fair value hierarchy. A 10% change in management’s fair value estimate of the assets would either increase or decrease the value of the assets by less than $2 million.

In addition, the Company values its assets held for sale at the lower of historical cost or fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals. Assets held for sale that are valued using fair value less cost to sell were not significant as at October 3, 2010 and January 3, 2010 and have therefore not been separately disclosed.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 16 RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010, and the Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

In July 2010, the FASB issued ASU No. 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses as codified in ASC 310—Receivables. This update improves the disclosures that an entity provides about the credit quality of its financing receivables, excluding short-term trade receivables, and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU is effective for public companies, for interim and annual reporting periods ending on or after December 15, 2010 regarding disclosures as of the end of the reporting period, and for interim and annual reporting periods beginning on or after December 15, 2010 regarding disclosures about activity that occurs during a reporting period. The Company is currently assessing the potential impact, if any, the adoption of this update may have on its Condensed Consolidated Financial Statements.

NOTE 17 SUBSEQUENT EVENTS

The sale of the Company’s 50% interest in Maidstone closed on October 29, 2010 for gross cash proceeds of $475 million. The accounting related to the sale of Maidstone is subject to the finalization of income tax, accounting and other considerations and will be recorded in the fourth quarter of 2010.

The Company received provisional regulatory approval from the TSX to amend its 2010 share repurchase program to increase the maximum number of shares that may be purchased under the program effective November 16, 2010. Subject to the receipt of final TSX approval, the Company plans to spend the $200 million originally contemplated in the 2010 normal course issuer bid, plus approximately an additional $200 million, with the final amount dependent upon average daily trading limits and share price, under the amended 2010 normal course issuer bid, which is based on a 10% of “public float” calculation, and which is due to terminate March 2, 2011.

After completing a comprehensive review and analysis of the performance of the Company’s U.S. operating segment, the Company decided to close certain restaurants and self-serve kiosks in certain markets in the New England region in the fourth quarter of 2010. The closure of these restaurants will result in closure costs, which will be recorded in the fourth quarter of 2010, commensurate with the timing of the decision to close the restaurants.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2009 Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 3, 2010 (“2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on March 4, 2010, which have not been adjusted for the adoption of Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our 2009 Form 10-K, our Quarterly Report on Form 10-Q filed August 12, 2010 with the SEC and CSA, and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” as well as our other descriptions of risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants. As of October 3, 2010, 3,682 or 99.4% of our restaurants were franchised, representing 99.4% of the locations in Canada and 99.7% of the locations in the United States. The amount of systemwide sales affects our franchise royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales growth and changes in the number of restaurants. Average same-store sales growth, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants, which have been open for thirteen or more months, operating systemwide and provides a useful comparison between periods. We believe systemwide sales and average same-store sales growth provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segment financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with Accounting Standards Codification (“ASC”) 810—Consolidation (“ASC 810”)); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also generate distribution income.

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

Effective January 4, 2010, we adopted a new accounting standard, SFAS No. 167, now codified within ASC 810, which requires us to consolidate variable interest entities of which we are considered the primary beneficiary. We have retroactively applied this standard to comparative periods.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc., a Delaware corporation, and its subsidiaries (“THI USA”) for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act, and its subsidiaries for periods on or after September 28, 2009, unless specifically noted otherwise.

Executive Overview

We franchise and, to a much lesser extent, operate Tim Hortons restaurants in Canada and the U.S. As franchisor, we collect royalty income on our franchised restaurant sales. Our business model also includes controlling the real estate for most of our franchised restaurants. As of October 3, 2010, we leased or owned the real estate for approximately 79% of our system restaurants, which generates a recurring stream of rental income. Real estate not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and in some cases, through third-party distributors. We supply frozen and some refrigerated products from our Guelph facility to approximately 85% of our Ontario restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 268 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.”

Systemwide sales grew by 7.4% in the third quarter of 2010 (6.2% in the third quarter of 2009) and 8.8% on a year-to-date basis in 2010 (5.9% 2009 year-to-date) as a result of strong same-store sales growth and new restaurant expansion in both Canada and the

U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the third quarter of 2010, Canadian same-store sales growth was 4.3% (3.1% in the third quarter of 2009). Average cheque was positively impacted this quarter by previous pricing in the system, but to a lesser extent than earlier in the year as pricing in certain markets lapped late in the quarter. Transaction growth continued to add positively to same-store sales growth benefiting from our ongoing menu initiatives, promotions, and operational initiatives such as our hospitality program. Our co-branding initiative with Cold Stone Creamery® in Canada also had a slightly positive effect on same-store sales growth in the third quarter of 2010 and to a lesser extent year-to-date. Canadian same-store sales growth was 5.3% on a year-to-date basis in 2010 (2.7% on a year-to-date basis in 2009).

Our U.S. same-store sales growth was 3.3% in the third quarter of 2010 (4.3% in the third quarter of 2009). U.S. sales gains related primarily to a combination of a higher average cheque and, to a lesser extent, transaction growth. Average cheque benefited from a full quarter of pricing in the system (introduced early in second quarter 2010), while slight transaction growth was driven primarily by continued menu innovation, marketing programs designed to distinguish our quality and value position and ongoing operational programs. During the quarter, our Cold Stone Creamery co-branded locations had a moderately negative impact on same-store sales growth as we lapped a significant number of 2009 grand openings, as well as the shift of statutory holidays from our second quarter to our third quarter. On a year-to-date basis, U.S. same-store sales growth was 3.1% (3.6% in 2009 year-to-date).

Our Portland, Providence and Hartford markets in the New England region continued to underperform based on our expectations regarding same-store sales growth and financial performance, therefore, an impairment review was initiated during the third quarter of 2010. Upon completion of this review, we determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in an asset impairment charge of $20.9 million being recorded in our U.S. operating segment operating results in the third quarter of 2010.

Additionally, after completing a comprehensive review and analysis of the performance of our U.S. operating segment, we have decided to close 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets in the fourth quarter of 2010 and two restaurants in our Portland market. The closure of these restaurants will result in estimated closure costs not expected to exceed $30 million, which will be recorded in the fourth quarter of 2010, commensurate with the timing of the decision to close the restaurants. These markets represent a relatively small portion of our overall system in the U.S., but have had a disproportionately negative impact on earnings, average unit volumes and same-store sales growth in the U.S. segment. These closures will allow us to focus on and reinvest a portion of our savings from these closed restaurants into our core growth markets in the Northeast and Midwest U.S. by increasing our advertising and marketing scale where the brand continues to demonstrate strengthening average unit volumes, cash flows and brand progression. We expect this decision to contribute directly to operating income improvement in our U.S. segment in 2011.

Operating income decreased $3.8 million, or 2.8%, in the third quarter of 2010 compared to the third quarter of 2009. Operating income increased $33.5 million, or 8.9%, in the year-to-date period of 2010. Impacting operating income growth in both periods was the asset impairment charge of $20.9 million. Growth from operations during both these periods was driven by higher systemwide sales from continued same-store sales growth at existing locations and from additional restaurants in the system, which was also a significant contributor to higher revenues and higher distribution income. Partially offsetting growth from operations in both periods was lower franchise fee income and higher general and administrative expenses. In addition, the adoption of a new accounting standard relating to the consolidation of certain variable interest entities at the beginning of 2010, and retroactively applied to prior periods, positively impacted both our third quarter 2010 and year-to-date operating income growth rates by 1.8% and 0.6%, respectively.

Net income attributable to Tim Hortons Inc. increased $12.6 million, or 20.7%, in the third quarter of 2010 as compared to the third quarter of 2009, resulting primarily from a lower effective tax rate, offset, in part, by lower operating income and higher interest expense. Our effective tax rate was 35.7% in the third quarter of 2010, which was significantly lower than the 49.3% effective tax rate in the third quarter 2009, primarily as a result of certain tax-related expenses totaling $19.8 million incurred in the third quarter of 2009 in connection with our Canadian public company reorganization and lower 2010 statutory rates in Canada, partially offset by the $20.9 million asset impairment charge incurred in the third quarter of 2010 for which no corresponding tax benefit was recognized. Interest expense increased year-over-year reflecting a higher interest rate on our long-term debt. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased to $0.42 in the third quarter of 2010 from $0.34 in the third quarter of 2009. The diluted weighted average number of shares outstanding in the third quarter of 2010 was 173.7 million, or 3.9% lower than the diluted weighted average share count in the third quarter of 2009, due primarily to our 2009 and 2010 share repurchase programs.

Net income attributable to Tim Hortons Inc. increased $41.5 million, or 20.2%, in the year-to-date period of 2010 as compared to the year-to-date period of 2009. This increase was driven by higher operating income, a lower effective tax rate, offset in part due to higher interest expense. In addition to higher interest rates on long-term debt, interest expense was also $1.1 million higher due to the early settlement of one interest rate swap associated with the partial prepayment of $200 million of our term debt and the write-off of deferred financing costs associated with the portion of the term debt that was prepaid. Diluted earnings per share for the year-to-date period were $1.41 per share as compared to $1.13 per share in the year-to-date period of 2009. The diluted weighted average number of shares outstanding was 3.4% lower in the year-to-date period of 2010 as a result of our 2009 and 2010 share repurchase programs.

In April 2010, we received notice from IAWS Group Ltd., a subsidiary of Aryzta AG, our 50-50 partner under the Maidstone Bakeries joint-venture (“Maidstone Bakeries”), invoking the buy/sell provisions of the joint-venture agreement. We decided to sell our 50% interest in Maidstone Bakeries for gross cash proceeds of $475 million. Due to Aryzta’s ability to potentially leverage available surplus capacity for other channels and the international nature of their tax structure, this facility represents greater economic value to Aryzta than to Tim Hortons. The all-cash transaction closed on October 29, 2010. Our supply obligations for products extend for donuts and TimbitsTM until early 2016, and we have supply rights until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary. In addition, the existing agreements also have protections regarding intellectual property rights and dealing with competitors, as well as terms relating to price determination, that remain in effect after October 29, 2010. Maidstone Bakeries is currently consolidated in our financial results in accordance with ASC 810 (previously SFAS No. 167). We will no longer be required to consolidate Maidstone Bakeries after October 29, 2010 and, due to the continuing business relationship that will exist, Maidstone Bakeries does not qualify to be presented as discontinued operations. In fiscal 2009, Maidstone Bakeries contributed approximately $26 million to our adjusted operating income attributable to Tim Hortons Inc., $22 million to our net income, and $0.12 per share, representing our 50% share of earnings. For accounting purposes, approximately $40 million to $45 million of the pre-tax gain will be deferred and amortized over the remaining term of the supply agreement. Subject to the finalization of income tax, accounting and other considerations, we expect to record a gain on sale of Maidstone Bakeries in the fourth quarter of 2010 of between $355 million and $365 million before taxes, and between $310 million and $320 million after taxes.

We generate substantial cash flows from operations and have historically self-funded our growth requirements from internally-generated cash flows. We have, therefore, decided to distribute approximately $400 million of the approximately $430 million in after-tax proceeds from the sale of Maidstone Bakeries through the repurchase of common shares. In addition, we have also committed the remaining $30 million related to the Maidstone Bakeries sale to support our key relationship with restaurant owners with the intent of helping to partially mitigate anticipated rising operating costs. We have received regulatory approval from the Toronto Stock Exchange (TSX) under TSX normal course issuer bid rules to amend our 2010 share repurchase program to increase the maximum number of shares that may be purchased under the program effective November 16, 2010. Under the amended program, due to end on March 2, 2011, we plan to spend the $200 million originally contemplated in the 2010 repurchase program plus up to an additional $200 million, with the final amount dependent upon average daily trading limits and share price. It is also our intention, subject to regulatory approval and in parallel with our annual capital allocation process, to distribute the remaining net cash proceeds from the sale of Maidstone Bakeries of up to approximately $200 million through an additional normal course issuer bid, with approximately $400 million of the net proceeds expected to be distributed in its entirety through share repurchases by the end of the third quarter of 2011, subject to the Company’s discretion, in compliance with applicable regulatory requirements, to discontinue any such 2011 repurchase program (see “Liquidity and Capital Resources—Overview” for additional details).

The asset impairment charge and costs associated with the decision to close restaurants in the New England region, as well as the gain on sale of Maidstone Bakeries and the $30 million commitment to restaurant owners, were not contemplated as part of Management’s 2010 guidance for operating income growth, tax rate, or EPS.

Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Systemwide sales growth (1)	7.4%	6.2%	8.8%	5.9%
Average same-store sales growth
Canada	4.3%	3.1%	5.3%	2.7%
U.S.	3.3%	4.3%	3.1%	3.6%
Systemwide restaurants	3,703	3,527	3,703	3,527
Revenues (in millions)	$670.5	$610.7	$1,893.0	$1,771.9
Operating income (in millions)	$133.0	$136.8	$410.6	$377.1
Operating income attributable to Tim Hortons Inc. (in millions) (2)	$124.0	$129.9	$387.3	$357.6
Adjusted operating income attributable to Tim Hortons Inc. (in millions) (2)	$144.9	$129.9	$408.2	$357.6
Net income attributable to Tim Hortons Inc. (in millions)	$73.8	$61.2	$246.8	$205.4
Basic EPS	$0.43	$0.34	$1.41	$1.14
Diluted EPS	$0.42	$0.34	$1.41	$1.13
Weighted average number of common shares outstanding – Diluted (in millions)	173.7	180.9	175.0	181.1

(1)

Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base quarter or year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 6.9% for both the third quarter ended 2010 and 2009, respectively, and 7.8% and 7.2% for year-to-date 2010 and 2009, respectively.

(2)

Operating income attributable to Tim Hortons Inc. is a non-GAAP measure. Operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of the first quarter of 2010, operating income was, for the most part, unaffected by noncontrolling interests, which is not the case post-adoption. This new accounting standard requires the consolidation of variable interest entities of which we are considered to be the primary beneficiary, including Maidstone Bakeries as well as, on average, approximately 277 non-owned restaurants. Previously, we did not consolidate Maidstone Bakeries and we consolidated approximately 120 non-owned restaurants, on average, in accordance with the prior accounting standard. Management believes that operating income attributable to Tim Hortons Inc. provides important information for comparison purposes to prior periods and for purposes of evaluating the Company’s operating income performance without the effects of the new accounting standard.

Adjusted operating income attributable to Tim Hortons Inc. is also a non-GAAP measure. Adjusted operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests, as described above, and the asset impairment charge. The asset impairment charge impacted three U.S. operating markets, which represents approximately 2% of our overall systemwide restaurants. Given the foregoing, we have excluded the asset impairment charge as we consider this charge to have a disproportionate impact on overall performance of our consolidated business.

The presentation of these non-GAAP measures is made with operating income, the most directly comparable U.S. GAAP measure. We present information excluding amounts related to this new accounting standard and the asset impairment charge as it is more reflective of the way we manage and measure our performance internally. Therefore, these measures provide a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

	Third quarter ended		Change from prior year
	October 3, 2010	September 27, 2009	$	%
Operating income	$133.0	$136.8	$(3.8)	(2.8)%
Less: Operating income attributable to noncontrolling interests	(9.0)	(6.9)	(2.1)	(30.8)%

Operating income attributable to Tim Hortons Inc.	124.0	129.9	(5.9)	(4.6)%
Add: Asset impairment charge	20.9	0.0	20.9	n/m

Adjusted operating income attributable to Tim Hortons Inc.	$144.9	$129.9	$14.9	11.5%

	Year-to-date period ended		Change from prior year
	October 3, 2010	September 27, 2009	$	%
Operating income	$410.6	$377.1	$33.5	8.9%

Less: Operating income attributable to noncontrolling interests	(23.3)	(19.5)	(3.8)	(19.5)%

Operating income attributable to Tim Hortons Inc.	387.3	357.6	29.7	8.3%
Add: Asset impairment charge	20.9	0.0	20.9	n/m

Adjusted operating income attributable to Tim Hortons Inc.	$408.2	$357.6	$50.6	14.1%

n/m—The comparison is not meaningful

Systemwide Sales Growth

Systemwide sales growth was 7.4% during the third quarter of 2010 (6.2% in third quarter of 2009), and 8.8% on a year-to-date basis in 2010 (5.9% in year-to-date 2009) as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.4% of our system is franchised. The amount of systemwide sales impacts our royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in average same-store sales and changes in the number of restaurants (i.e., historically the addition of new restaurants). Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base quarter or year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Average Same-Store Sales Growth

Average same-store sales growth, one of the key metrics we use to assess our performance, provides information on total retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants) and provides a useful comparison between periods. Our average same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, more frequent customer visits, expansion into broader menu offerings and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other dayparts. During the third quarter of 2010, we promoted our iced coffee, iced cappuccino mocha, cheddar cheese bagel, blueberry-themed baked goods, chicken caesar wrap snackers, hot chicken sandwiches and, in our U.S. market, apple-themed baked goods. Earlier in the year, we promoted our new homestyle bun, featuring a turkey caesar sandwich, and strawberry-themed products. We continued our rollout of our Canadian hospitality program and our Cold Stone Creamery co-branding initiative, with sales benefiting positively from both of these initiatives.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. The following summary outlines restaurant openings and closures for the third quarters and year-to-date periods ended October 3, 2010 and September 27, 2009, respectively:

	Third quarter ended		Year-to-date period ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Canada
Restaurants opened	44	36	79	71
Restaurants closed	(2)	(4)	(12)	(17)

Net change	42	32	67	54

U.S.
Restaurants opened	35	20	60	38
Restaurants closed	(1)	0	(2)	(2)

Net change	34	20	58	36

Total Company
Restaurants opened	79	56	139	109
Restaurants closed	(3)	(4)	(14)	(19)

Net change	76	52	125	90

From the end of the third quarter of 2009 to the end of the third quarter of 2010, we opened 206 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 30 restaurant closures for a net increase of 176 restaurants. Historically, we have generally closed between 20 to 40 system restaurants annually, the majority of which are typically in Canada. Restaurant closures generally result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. Restaurant closures made in the normal course typically occur at the end of a lease term or at the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. As mentioned earlier, we have decided to close 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets, and an additional two restaurants in our Portland market as a result of a thorough analysis of these restaurants and the markets. These restaurants will be closed in the fourth quarter of 2010.

Included in our third quarter 2010 U.S. restaurant openings were 24 self-serve kiosk locations (38 on a year-to-date basis in 2010). Self-serve kiosk locations have significantly different economics than our standard and non-standard restaurants, including substantially less capital investment, as well as significantly lower sales and, therefore, lower associated royalties and distribution income; however, such kiosks serve to increase our brand awareness and create another outlet to drive convenience, which is important in our developing markets.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Initiatives in support of this strategy include the expansion of our Cold Stone Creamery co-branding concept. In 2009, we began to co-brand certain U.S. restaurants with Cold Stone Creamery and, in the second half of 2009, we expanded this initiative to Canada. As of October 3, 2010, we had 165 co-branded locations, including 80 co-branded locations in the U.S. (77 in Tim Hortons restaurants and three in Cold Stone Creamery locations) and 85 co-branded locations in Tim Hortons restaurants in Canada. In addition, we have a few Cold Stone Creamery locations that are operating on a limited term agreement, and we are testing some take-home-only formats. In the fourth quarter of 2009, we entered into two separate licensing arrangements with Kahala Franchise Corp., the franchisor of the Cold Stone Creamery brand. The nature and purpose of the arrangements are to expand the parties’ co-branding initiative. We have exclusive development rights in Canada, and certain rights to use licenses within the U.S., in both cases to operate ice cream and frozen confections retail outlets.

In addition to the Cold Stone Creamery co-branding initiative, we began testing new concept restaurants in certain U.S. markets to differentiate our customer offering as a cafe and bake shop destination. At the end of the third quarter of 2010, we had three new concept restaurants opened in the U.S. These restaurants will be utilized to test various new products, equipment and restaurant design features in support of our U.S. strategic plan.

The following table shows our restaurant count as of October 3, 2010, January 3, 2010 and September 27, 2009:

Systemwide Restaurant Count

	As of October 3, 2010	As of January 3, 2010	As of September 27, 2009
Canada
Company-operated	19	13	18
Franchised – self-serve kiosks	98	98	99
Franchised – standard and non-standard	2,965	2,904	2,854

Total	3,082	3,015	2,971

% Franchised	99.4%	99.6%	99.4%
U.S.
Company-operated	2	5	5
Franchised – self-serve kiosks	127	87	87
Franchised – standard and non-standard	492	471	464

Total	621	563	556

% Franchised	99.7%	99.1%	99.1%
Total system
Company-operated	21	18	23
Franchised – self-serve kiosks	225	185	186
Franchised – standard and non-standard	3,457	3,375	3,318

Total	3,703	3,578	3,527

% Franchised	99.4%	99.5%	99.3%

We have completed the process of actively converting many of our U.S. company-operated restaurants to operator agreements over the past few years. The effect of these conversions to date has been accretive to our U.S. segment operating income. Initially, after conversion, we usually provide additional relief to the operator and, in the majority of cases, we are required to consolidate these restaurants in accordance with variable interest entity accounting rules for consolidations, which recently changed effective for our first quarter of 2010. We consolidated approximately 120 non-owned restaurants, on average, under the previous accounting standard and, with the adoption of the new variable interest entities accounting standard, we are now consolidating, on average, approximately 277 non-owned restaurants in the year-to-date period ended October 3, 2010. We adopted this standard with retroactive application to prior periods for comparability. We believe that, in the long-term, the franchising strategy generally provides better overall profitability to the Company.

Segment Operating Income (Loss)

Systemwide sales and average same-store sales growth is affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of branded, licensed self-serve kiosk locations, corporately. As a result, operating income from these operations is included in Corporate charges in our segmented operating results and, currently it is insignificant. Our reportable segments exclude the effects of the variable interests accounting standard, reflective of the way the business is managed.

The following tables contain information about the operating income (loss) of our reportable segments:

	Third quarter ended				Change from third quarter 2009
	October 3, 2010	% of Revenues	September 27, 2009	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada (1)	$148,240	22.1%	$141,897	23.2%	$6,343	4.5%
U.S. (2)	(17,483)	(2.6)%	1,079	0.2%	(18,562)	n/m

Reportable segment operating income	130,757	19.5%	142,976	23.4%	(12,219)	(8.5)%
Variable interest entities	9,032	1.3%	6,906	1.1%	2,126	30.8%
Corporate charges (3)	(6,779)	(1.0)%	(13,053)	(2.1)%	6,274	(48.1)%

Consolidated operating income	$133,010	19.8%	$136,829	22.4%	$(3,819)	(2.8)%

	Year-to-date period ended				Change from Year-to-date period 2009
	October 3, 2010	% of Revenues	September 27, 2009	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada (1)	$430,356	22.7%	$390,066	22.0%	$40,290	10.3%
U.S. (2)	(14,149)	(0.7)%	3,656	0.2%	(17,805)	n/m

Reportable segment operating income	416,207	22.0%	393,722	22.2%	22,485	5.7%
Variable interest entities	23,255	1.2%	19,459	1.1%	3,796	19.5%
Corporate charges (3)	(28,865)	(1.5)%	(36,087)	(2.0)%	7,222	(20.0)%

Consolidated operating income	$410,597	21.7%	$377,094	21.3%	$33,503	8.9%

n/m—The comparison is not meaningful

(1)

While the adoption of ASC 810 (previously SFAS No. 167) resulted in the consolidation of Maidstone Bakeries, the Company’s chief decision maker continues to view and evaluate the performance of the Canadian segment with Maidstone Bakeries accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the Standard). As a result, the net revenues and the remaining 50% of operating income of Maidstone Bakeries have been included in the Variable interest entities line item, along with revenues and operating income from our non-owned consolidated restaurants.

(2)	Includes $20,888 million of an asset impairment charge in 2010.
(3)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the operating income from international operations (discussed below), which continue to be managed corporately.

Reportable segment operating income decreased $12.2 million, or 8.5%, in the third quarter of 2010 compared to the third quarter of 2009. Reportable segment operating income increased $22.5 million, or 5.7%, for the year-to-date period ended October 3, 2010 compared to the year-to-date period ended September 27, 2009. Both periods in 2010 were impacted negatively by the asset impairment charge of $20.9 million recorded in our U.S. operating segment (see below). Higher systemwide sales from continued same-store sales growth at existing locations and additional restaurants in the system drove higher revenues and distribution income and, consequently, operating income growth during the quarter and year-to-date periods. In the first quarter of 2009, the Company did not pass on some commodity cost increases to franchisees given the challenging economic environment, which reduced 2009 distribution income. With the improvement in business conditions, primarily in Canada, commodity cost increases were passed along in 2010, positively impacting 2010 income growth in comparison. Fewer U.S. company-operated restaurants resulted in lower operating loss and contributed positively to reportable segment operating income performance. We had lower corporate charges during the third quarter and year-to-date periods of 2010, primarily due to the 2009 public company reorganization costs incurred and lower professional fees year-over-year, offset in part by expenses associated with corporate initiatives in 2010. In addition, income associated with variable interest entities increased year-over-year, due primarily to improved income before income tax at Maidstone Bakeries. Overall, consolidated operating income decreased by $3.8 million, or 2.8%, during the third quarter to $133.0 million from $136.8 million in the third quarter of 2009, and increased by $33.5 million, or 8.9%, in the year-to-date period of 2010 to $410.6 million from $377.1 million for the year-to-date period of 2009.

Reportable operating income as a percentage of revenues decreased 3.9% to 19.5% during the third quarter of 2010 and decreased by 0.2% to 22.0% on a year-to-date basis in 2010. Impacting both periods in 2010 was the asset impairment charge of $20.9 million recorded in our U.S. operating segment (see below) which lowered the operating income as a percentage of revenue by 3.1% and 1.1% for the third quarter and year-to-date periods of 2010, respectively. In addition, earlier in 2010, we began to manage and distribute a number of new products, including some products from Maidstone Bakeries, through our distribution system in Canada. While these new products overall provide a net positive dollar benefit to Canadian operating income, the profit margin is lower than our previous mix of products, resulting in lower operating income as a percentage of revenues in the third quarter of 2010, and, to a lesser extent, also impacted the year-to-date period. Commodity cost increases passed on to franchisees in the first half of 2010, as noted above, more than offset the impact of these lower-margin products on a year-to-date basis.

Canada

Operating income in our Canadian segment for the third quarter of 2010 was $148.2 million, representing a growth rate of 4.5% over the comparable period in 2009. Growth during the quarter was driven primarily by higher systemwide sales, which increased our rents and royalties and distribution income. Increases in our distribution income, associated with new products being managed through our supply chain, also increased our Canadian segment operating income. The Canadian segment also benefited from manufacturing income relating to the new coffee roasting facility, which began operations in the fourth quarter of 2009. Higher earnings from our joint ventures, including Maidstone Bakeries, also contributed to the Canadian segment improvement. Partially offsetting these improvements were higher general and administrative costs due to higher salaries and benefits required to support the growth of the business as well as investments in our hospitality and co-branding strategies, higher professional fees, and higher promotional expenses. In addition, lower franchise fees relating primarily to fewer resales and a shift in mix of restaurant types opened also reduced operating income during the quarter. For the year-to-date period in 2010, our Canadian segment operating income was $430.4 million compared to $390.1 million. The same factors driving operating income growth during the quarter were prevalent throughout the year-to-date period as well.

Canadian systemwide sales grew during the third quarter of 2010 due to solid same-store sales growth of 4.3% at existing restaurants and the net addition of 111 restaurants since the third quarter of 2009. Same-store sales growth was positively impacted this quarter by previous pricing in the system, but to a lesser extent than earlier in the year as pricing in certain markets lapped late in the quarter. Transaction growth continued to add positively to same-store sales growth, benefiting from our ongoing menu initiatives, promotions, and operational initiatives such as our hospitality program. Our co-branding initiative with Cold Stone Creamery in Canada also had a slightly positive effect on same-store sales growth in the third quarter of 2010 and less of an impact on a year-to-date basis. On a year-to-date basis, same-store sales growth was 5.3% in 2010 compared to 2.7% in 2009. In the third quarter of 2010, we opened 44 restaurants in Canada and closed two, compared to opening 36 restaurants and closing four in the third quarter of 2009. On a year-to-date basis, we have opened 79 restaurants in Canada and closed 12 in 2010, as compared to opening 71 restaurants and closing 17 in the comparable period of 2009.

U.S.

The U.S. segment had an operating loss of $17.5 million in the third quarter of 2010, compared to operating income of $1.1 million in the third quarter of 2009 and an operating loss of $14.1 million for the year-to-date period of 2010 compared to operating income of $3.7 million year-to-date 2009. Excluding the asset impairment charge of $20.9 million, discussed below, our operating income in the U.S. segment for the third quarter of 2010 would have been $3.4 million, an increase of 215% compared to the third quarter of 2009 and operating income of $6.7 million for the year-to-date period of 2010, an increase of 84% over the prior year. This growth, which includes the negative results of the restaurants closed in the New England region, continues to show the strength of the underlying operating performance in our core Northeast and Midwest markets in the U.S.

For the third quarter, U.S. operating segment improvements, excluding the asset impairment, were mainly due to increased systemwide sales, resulting in higher distribution income, higher rents and royalties, operating income improvements from our U.S. coffee roasting operations and fewer Company-operated restaurants. These same factors drove operating income growth, excluding the asset impairment, on a year-to-date basis as well, but were partially offset by lower franchise fees.

Our Portland, Providence and Hartford markets in the New England region continued to underperform based on our expectations regarding same-store sales growth and financial performance, therefore, an impairment review was initiated during the third quarter of 2010. Upon completion of this review, we determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in an asset impairment charge of $20.9 million being recorded in our U.S. operating segment operating results in the third quarter of 2010.

Additionally, after completing a comprehensive review and analysis of the performance of our U.S. operating segment, we have decided to close 34 restaurants and 18 self-serve kiosks in the Hartford and Providence markets in the fourth quarter of 2010 and two restaurants in our Portland market. The Providence and Hartford markets are among the most densely penetrated market areas in the U.S. by quick service restaurants, and we were not successful in expanding our customer base to the levels required for future profitability. The closure of these restaurants will result in estimated closure costs not expected to exceed $30 million, which will be recorded in the fourth quarter of 2010, commensurate with the timing of the decision to close the restaurants. These markets represent a relatively small portion of our overall system in the U.S., but have had a disproportionately negative impact on earnings, average unit volumes, and same-store sales growth in the U.S. segment. Average annual unit volumes for standard restaurants in the Providence and Hartford markets were approximately half of other core markets in the U.S. Collectively the restaurants that we are closing had a negative impact of approximately $4.4 million on operating income year-to-date to the end of the third quarter in the U.S. operating segment, excluding the $20.9 million asset impairment charge. These closures will allow us to focus on and reinvest a portion of our savings from these closed restaurants into our core growth markets in the Northeast and Midwest U.S. by increasing our advertising and marketing scale where the brand continues to demonstrate strengthening average unit volumes, cash flows and brand progression. We expect this decision to contribute directly to operating income improvement in our U.S. segment in 2011.

U.S. systemwide sales grew during the third quarter of 2010 due to the net addition of 65 restaurants since the third quarter of 2009 and same-store sales growth of 3.3% in the third quarter of 2010 and 3.1% during year-to-date 2010. As previously discussed, 38 of the 65 net new restaurants added were self-serve kiosks that generate significantly lower sales and contribute minimally to operating earnings. Self-serve kiosks are one of the ways we seed our brand and offer convenience to our customers. U.S. sales in the third quarter of 2010 benefited from pricing taken in early May 2010. Our co-branding initiative with Cold Stone Creamery had a moderately negative impact on U.S. third quarter 2010 same-store sales growth due to the lapping of a significant number of grand openings in third quarter of 2009. Year-to-date, same-store sales was 3.1% in 2010 compared to 3.6% in 2009, with our co-branding initiative having a positive impact on same-store sales growth.

During the third quarter of 2010, we opened 35 new restaurants, of which 24 were self-serve kiosks and closed one restaurant. In the third quarter of 2009, we opened 20 new restaurants. On a year-to-date basis in 2010, we opened 60 restaurants, including the 38 self-serve kiosks, and closed two restaurants, as compared to opening 38 restaurants and closing two in the 2009 year-to-date period.

When the Company went public in 2006, we disclosed average unit volumes (“AUVs”) for fiscal 2005 relating to three of our most significant markets: Buffalo, Detroit and Columbus. The AUVs for the same basket of standard restaurants have increased from 2005 to 2010 year-to-date as follows: the group of standard restaurants in Buffalo increased AUVs from approximately US$1.5 million to approximately US$1.8 million; the Detroit standard restaurants increased their AUVs from approximately US$950,000 to nearly US$1.1 million; and, the Columbus standard restaurants increased their AUV’s from approximately US$875,000 to almost US$970,000.

Commensurate with the growth in our AUVs, we have expanded our presence in these markets since 2005. For example, in Buffalo, we have more than doubled our full-serve restaurant count from 48 to 111 locations today. In the Detroit DMA, we added about 40 locations for a total of 98 full-serve locations today, and in the Columbus market, we added 21 locations for a total count of 65 full-serve locations.

We anticipate that our U.S. segment operating income will continue to show volatility quarter-to-quarter as we expand our new unit growth in existing regional markets and into contiguous markets to build brand awareness and continued development and, where, initially, we provide more support to our franchisees.

Variable interest entities

Our variable interest entities’ income before income tax pertains to the entities that we are required to consolidate under ASC 810 (previously SFAS No. 167). These entities include Maidstone Bakeries, of which we had a 50% ownership interest, and certain non-owned restaurants. In the third quarter of 2010, the income attributable to variable interest entities was $9.0 million, compared to $6.9 million in the third quarter of 2009, of which $8.3 million and $6.5 million relate to Maidstone Bakeries, respectively. In addition, we consolidated 283 and 274 non-owned restaurants, on average, in the third quarter of 2010 and 2009, respectively. The retroactive implementation of ASC 810 (previously SFAS No. 167) has resulted in the consolidation of approximately 150 more non-owned restaurants than we were consolidating under the previous accounting standard. In addition, over the past year, we have had a gradual shift towards a greater proportion of U.S. non-owned consolidated restaurants as a result of the progression of U.S. restaurants to our operator model, versus Company-operated restaurants, and increased participation in our franchise incentive program. These U.S. locations have historically had lower revenues and income than Canadian, non-owned consolidated restaurants. On a year-to-date basis, variable interest entities income was $23.3 million in 2010 compared to $19.5 million in 2009, driven largely by income before income tax at Maidstone Bakeries of $22.0 million and $18.3 million, respectively.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $6.8 million in the third quarter of 2010 compared to $13.1 million in the third quarter of 2009 and on a year-to-date basis were $28.9 million and $36.1 million, in 2010 and 2009, respectively. The $6.3 million decrease in the quarter and $7.2 million decrease in the year-to-date period primarily reflects lower professional fees as spending related to corporate initiatives in 2010 were less than the $3.2 million incurred in the third quarter of 2009 and the $7.3 million incurred in the year-to-date period of 2009. The 2009 fees for professional advisory and shareholder communication costs were primarily associated with our public company reorganization that did not recur in 2010. Partially offsetting these lower costs were higher salary and benefits costs.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. These self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of October 3, 2010, there were 268 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (third quarter 2009 – 292). These kiosks are operated by independent licensed retailers. At present, the distribution of coffee and other products through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income and, therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales.

Results of Operations

The following tables provide a summary of comparative results of operations and are followed by a more detailed discussion of results for the third quarter and year-to-date periods of 2010 as compared to the third quarter and year-to-date periods of 2009.

	Third quarter ended				Change from third quarter 2009
	October 3, 2010	% of Revenues	September 27, 2009	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$468,000	69.8%	$422,995	69.3%	$45,005	10.6%
Franchise revenues:
Rents and royalties (1)	176,964	26.4%	164,114	26.9%	12,850	7.8%
Franchise fees	25,556	3.8%	23,605	3.9%	1,951	8.3%

	202,520	30.2%	187,719	30.7%	14,801	7.9%

Total revenues	670,520	100.0%	610,714	100.0%	59,806	9.8%

Costs and expenses
Cost of sales	398,957	59.5%	362,500	59.4%	36,457	10.1%
Operating expenses	61,690	9.2%	58,558	9.6%	3,132	5.3%
Franchise fee costs	24,908	3.7%	21,754	3.6%	3,154	14.5%
General and administrative expenses	35,790	5.3%	35,363	5.8%	427	1.2%
Equity (income)	(4,015)	(0.6)%	(3,931)	(0.6)%	(84)	2.1%
Asset impairment	20,888	3.1%	0	0.0%	20,888	n/m
Other (income), net	(708)	(0.1)%	(359)	(0.1)%	(349)	n/m

Total costs and expenses, net	537,510	80.2%	473,885	77.6%	63,625	13.4%

Operating income	133,010	19.8%	136,829	22.4%	(3,819)	(2.8)%
Interest (expense)	(6,472)	(1.0)%	(5,180)	(0.8)%	(1,292)	24.9%
Interest income	432	0.1%	272	0.0%	160	58.8%

Income before income taxes	126,970	18.9%	131,921	21.6%	(4,951)	(3.8)%
Income taxes	45,268	6.8%	64,988	10.6%	(19,720)	(30.3)%

Net income	81,702	12.2%	66,933	11.0%	14,769	22.1%
Net income attributable to non-controlling interests	7,874	1.2%	5,754	0.9%	2,120	36.8%

Net income attributable to Tim Hortons Inc.	$73,828	11.0%	$61,179	10.0%	$12,649	20.7%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 283 and 274 non-owned restaurants on average in the third quarters of 2010 and 2009, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to ASC 810) were:

	Third quarter ended
	October 3, 2010	September 27, 2009
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,331,095	$1,239,145
U.S. (in thousands of U.S. dollars)	$112,518	$104,227

	Year-to-date period ended				Change from year-to-date 2009
	October 3, 2010	% of Revenues	September 27, 2009	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$1,318,292	69.6%	$1,239,459	70.0%	$78,833	6.4%
Franchise revenues:
Rents and royalties (1)	512,803	27.1%	469,102	26.5%	43,701	9.3%
Franchise fees	61,899	3.3%	63,319	3.6%	(1,420)	(2.2)%

	574,702	30.4%	532,421	30.0%	42,281	7.9%

Total revenues	1,892,994	100.0%	1,771,880	100.0%	121,114	6.8%

Costs and expenses
Cost of sales	1,121,351	59.2%	1,066,084	60.2%	55,267	5.2%
Operating expenses	181,975	9.6%	174,060	9.8%	7,915	4.5%
Franchise fee costs	63,113	3.3%	61,147	3.5%	1,966	3.2%
General and administrative expenses	107,207	5.7%	104,533	5.9%	2,674	2.6%
Equity (income)	(11,032)	(0.6)%	(10,363)	(0.6)%	(669)	6.5%
Asset impairment	20,888	1.1%	0	0.0%	20,888	n/m
Other (income), net	(1,105)	(0.1)%	(675)	0.0%	(430)	63.7%

Total costs and expenses, net	1,482,397	78.3%	1,394,786	78.7%	87,611	6.3%

Operating income	410,597	21.7%	377,094	21.3%	33,503	8.9%
Interest (expense)	(18,797)	(1.0)%	(15,695)	(0.9)%	(3,102)	19.8%
Interest income	892	0.0%	1,056	0.1%	(164)	(15.5)%

Income before income taxes	392,692	20.7%	362,455	20.5%	30,237	8.3%
Income taxes	125,492	6.6%	140,677	7.9%	(15,185)	(10.8)%

Net income	267,200	14.1%	221,778	12.5%	45,422	20.5%
Net income attributable to non-controlling interests	20,362	1.1%	16,400	0.9%	3,962	24.2%

Net income attributable to Tim Hortons Inc.	$246,838	13.0%	$205,378	11.6%	$41,460	20.2%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 277 and 274 non-owned restaurants on average in year-to-date 2010 and 2009, respectively, whose results of operations are consolidated with ours pursuant to ASC 810. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to ASC 810) were:

	Year-to-date period ended
	October 3, 2010	September 27, 2009
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$3,871,320	$3,556,286
U.S. (in thousands of U.S. dollars)	$325,643	$296,879

Revenues

Sales

Sales during the third quarter of 2010 increased $45.0 million, or 10.6%, over the third quarter of 2009, with the growth coming from our distribution business, partially offset by lower sales from variable interest entities and Company-operated restaurants. Sales for the year-to-date period of 2010 increased $78.8 million, or 6.4%, substantially consistent with the same growth factors as the third quarter.

Distribution sales. Distribution sales for the third quarter of 2010 increased $62.7 million, or 19.3%, due to the sale of new products managed through our supply chain, and continued systemwide sales growth. Sales related to new products managed through our supply chain, including some products from Maidstone Bakeries, represented approximately $44.6 million, while product mix and pricing represented approximately $10.8 million due primarily to higher prices for coffee and other commodities due to higher underlying costs. We did not pass along all of these cost increases in 2009, but have done so in 2010 due to the improving economy, primarily in Canada. Systemwide sales growth increased sales by approximately $8.7 million due to the higher number of system restaurants year-over-year and continued same-store sales growth.

Distribution sales on a year-to-date basis increased by $131.8 million due to new products managed through our supply chain, including some products from Maidstone Bakeries, which contributed approximately $83.0 million, while sales growth associated with higher systemwide sales represented approximately $38.2 million. Product mix and pricing represented an increase of approximately $17.3 million, which was offset by foreign exchange fluctuations (see below).

Our distribution business will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, sugar, etc. Underlying commodity costs can be impacted by currency changes, as well as by changes in the underlying commodity costs. These cost changes can impact distribution sales, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, except for certain costs in 2009 which were absorbed by the Company, resulting in higher or lower sales and higher or lower costs of sales from our distribution business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up.

Company-operated restaurant sales. Company-operated restaurant sales were $6.1 million in the third quarter of 2010 compared to $5.9 million in the third quarter of 2009. On average, there were 22 Company-operated restaurants during the third quarter of 2010 compared to 21 during the third quarter of 2009. For year-to-date 2010, the Company operated, on average, 20 Company-operated restaurants generating sales of $16.5 million, compared to operating 28 Company-operated restaurants, on average, with sales of $18.6 million year-to-date 2009. Lower sales during both periods were primarily the result of the mix of Company-operated restaurants, which can vary in size and sales volumes, and unfavourable foreign exchange (see below).

Variable interest entities’ sales. Variable interest entities’ sales represent sales from the consolidation of Maidstone Bakeries and the consolidation of non-owned restaurants under ASC 810. The majority of non-owned restaurants that are consolidated are either operated by a franchisee under an operator agreement or participate in our U.S. franchise incentive program. During the third quarter of 2010, we consolidated 283 non-owned restaurants (93 in Canada and 190 in the U.S.), on average, compared to 274 non-owned restaurants (100 in Canada and 174 in the U.S.), on average, during the third quarter of 2009. On a year-to-date basis, we consolidated 277 non-owned restaurants, on average, in 2010 (94 in Canada and 183 in the U.S.) and 274, on average, in 2009 (112 in Canada and 162 in the U.S.), respectively. Variable interest entities’ sales were $74.9 million and $92.8 million in the third quarter of 2010 and 2009, respectively. On a year-to-date basis, sales were $232.6 million and $283.5 million in 2010 and 2009, respectively. The decline in sales in both the third quarter and year-to-date periods in 2010 relate primarily to Maidstone Bakeries. Beginning in the second quarter of 2010, a more significant proportion of output from Maidstone Bakeries was managed and billed through our supply chain. The offset to this decline is reflected in our distribution sales, as described above. In addition, unfavourable foreign exchange translation also contributed to lower sales. We are consolidating a higher proportion of U.S. non-owned restaurants in 2010 as compared to 2009. These U.S. non-owned restaurants also generally have lower sales levels than those non-owned restaurants consolidated in Canada. Partially offsetting these sales declines were a higher number of non-owned restaurants required to be consolidated and increased sales, on average, at these restaurants year-over-year.

Foreign exchange. Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for the reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales in the third quarter of 2010 by approximately 0.7% compared to the value that would have been reported had there been no exchange rate movement. Foreign exchange had an unfavourable impact on sales of approximately 1.4% for the 2010 year-to-date period.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $177.0 million in the third quarter of 2010 compared to $164.1 million in the third quarter of 2009, representing an increase of $12.9 million, or 7.8%. Revenues from rents and royalties increased $43.7 million, or 9.3%, to $512.8 million for the year-to-date period of 2010 compared to $469.1 million for the year-to-date period of 2009.

Growth in rent and royalty revenues in both the third quarter and year-to-date periods of 2010 was driven primarily by growth in systemwide sales, partially offset by unfavourable foreign exchange. Rents and royalties revenue growth was higher than overall systemwide sales growth during these periods due to a lower rate of growth in franchisee relief compared to the rate of growth in systemwide sales. During the third quarter of 2010, relief was essentially flat when compared to the third quarter of 2009. On a year-to-date basis, relief was higher year-over-year with the increase in relief primarily related to our U.S. segment at restaurants that were either previously operated as Company restaurants or those opened for less than twelve months.

During both the third quarter and year-to-date periods of 2010, Canada and the U.S. contributed to our growth in rents and royalties largely in proportion to their overall share of systemwide sales, excluding the effect of foreign exchange translation. Continued same-store sales growth contributed approximately $7.1 million to our rents and royalties revenue growth during the third quarter of 2010 and approximately $30.6 million in the year-to-date period. The addition of 137 new full-serve restaurants in the system year-over-year provided approximately $6.4 million of growth during the third quarter of 2010 and approximately $16.5 million in the year-to-date period.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a franchisee’s business. Franchise fees were $25.6 million during the third quarter of 2010 compared to $23.6 million in the third quarter of 2009, representing an increase of $2.0 million, or 8.3%. Franchise fees were higher during the third quarter of 2010 due to 22 co-branding renovations in Canada to add Cold Stone Creamery and a higher number of traditional franchise sales. Partially offsetting these higher revenues were lower revenues over the prior year due to fewer non-traditional franchise sales, fewer resales and replacements and lower revenues recognized under our U.S. franchise incentive program. Revenues from the sale of equipment under the U.S. franchise incentive program are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This incentive program impacts the timing of revenue recognition of these U.S. franchise fees. We recognized lower revenues from this program in the third quarter of 2010 compared to the third quarter of 2009.

On a year-to-date basis, franchise fees decreased by $1.4 million, or 2.2%, to $61.9 million for the year-to-date period of 2010 compared to $63.3 million for the year-to-date period of 2009. Lower franchise fees resulted primarily from lower revenues recognized under our U.S. franchise incentive program, and fewer resales and replacements. Partially offsetting these lower revenues were higher revenues associated with 72 co-branding renovations to add Cold Stone Creamery in Canada.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties and franchise fee revenues in the third quarter of 2010 by approximately 0.4% and 0.7%, respectively, compared to the value that would have been reported had there been no exchange rate movement (0.8% and 0.5% on a year-to-date basis for 2010, respectively).

Total Costs and Expenses

Cost of Sales

Cost of sales increased $36.5 million, or 10.1%, compared to the third quarter of 2009, primarily due to costs increasing in the distribution business, offset in part by lower cost of sales from variable interest entities and Company-operated restaurants. Cost of sales for the year-to-date period of 2010 increased $55.3 million, or 5.2%.

Distribution cost of sales. Distribution cost of sales increased $58.6 million, or 20.7%, for the quarter, driven mainly by costs associated with new products managed through our supply chain and systemwide sales growth. Costs associated with new products being managed through our supply chain contributed approximately $43.8 million of the increase. The increase in the number of franchised restaurants open and higher average same-store sales growth contributed approximately $7.7 million of the increase in cost of sales.

For the year-to-date period of 2010, distribution cost of sales increased by $115.7 million, or 14.2%, over the comparable period in 2009. Costs associated with new products managed through our supply chain represented approximately $80.5 million and systemwide sales growth represented approximately $32.0 million. Foreign exchange fluctuations reduced cost of sales (see below).

Distribution cost of sales represented 63.5% and 62.9% of our total costs and expenses, net, in the third quarter and year-to-date period of 2010, respectively, compared to 59.6% and 58.6% of our total costs and expenses, net, in the third quarter and year-to-date period of 2009, respectively, reflecting a shift in underlying product mix through the distribution business, primarily as a result of the new products being managed through our supply chain and the cost increases noted above.

Company-operated restaurants cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix of Company-operated restaurants. During the third quarter of 2010, these costs decreased by $0.3 million to $5.9 million compared to the third quarter of 2009 and decreased by $4.6 million to $16.8 million for the year-to-date period of 2010. Lower cost of sales for both the third quarter and for the year-to-date period of 2010 were primarily the result of the mix of Company-operated restaurants, and the impact of foreign exchange, which further reduced costs. On average, we operated 22 restaurants in the third quarter of 2010 compared to 21 restaurants in the third quarter of 2009. On a year-to-date basis, we operated, on average, 20 restaurants in 2010 compared to 28 restaurants in 2009.

Variable interest entities’ cost of sales. Variable interest entities’ cost of sales represent sales from the consolidation of Maidstone Bakeries and the consolidation of non-owned restaurants under ASC 810. During the third quarter of 2010, we consolidated 283 non-owned restaurants (93 in Canada and 190 in the U.S.) compared to 274 non-owned restaurants (100 in Canada and 174 in the U.S.), on average, during the third quarter of 2009. On a year-to-date basis, we consolidated, on average, 277 non-owned restaurants in 2010 (94 in Canada and 183 in the U.S.) and 274, on average, in 2009 (112 in Canada and 162 in the U.S.), respectively. Variable interest entities’ cost of sales was $51.8 million and $73.7 million in the third quarter of 2010 and 2009, respectively. On a year-to-date basis, cost of sales was $171.8 million and $227.7 million in 2010 and 2009, respectively. The decline in cost of sales for both the third quarter and for the year-to-date period of 2010 relates primarily to cost of sales from Maidstone Bakeries. Beginning in the second quarter of 2010, a more significant proportion of output from Maidstone Bakeries was managed and billed through our supply chain and, therefore, was reflected in the higher distribution cost of sales, noted above. In addition, lower commodity costs at Maidstone Bakeries also contributed to lower cost of sales. Partially offsetting these cost of sales declines were a higher number of non-owned restaurants required to be consolidated. We are consolidating a higher proportion of U.S. non-owned restaurants in 2010 as compared to 2009, which lowered cost of sales due to foreign exchange fluctuations and these non-owned restaurants generally have lower costs per restaurant than Canadian restaurants consolidated under ASC 810.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales during the third quarter of 2010 by approximately 0.8%. Year-to-date, foreign exchange decreased the value of reported cost of sales by approximately 1.5%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, were $61.7 million in the third quarter of 2010 as compared $58.6 million in the third quarter of 2009, representing an increase of $3.1 million, or 5.3%. Rent expense increased year-over-year due to 98 additional properties that were leased and then subleased to franchisees and higher percentage rent expense on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either own or lease and then sublease to franchisees increased to 2,927 in the third quarter of 2010 compared to 2,821 in the comparable period of 2009. Partially offsetting these higher expenses was a favourable impact of foreign exchange, which reduced our third quarter 2010 reported costs (see below).

On a year-to-date basis, operating expenses were $182.0 million in 2010, increasing $7.9 million, or 4.5%, compared to $174.1 million in 2009. Rent expense increased year-over-year due to the additional properties that were leased and then sublease to franchisees. Depreciation expense was also higher as the total number of properties we either own or lease and then subleased to franchisees increased over the comparable period of 2009 and due to higher percentage rent on certain properties resulting from increased restaurant sales. Partially offsetting these higher expenses year-to-date was a favourable impact from foreign exchange and lower project costs compared to the year-to-date period of 2009, which were impacted by the timing of certain expenses and, both of which reduced reported costs during the year-to-date period of 2010 (see below).

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the overall value of operating expenses by approximately 0.8% compared to the value that would have been reported in the third quarter of 2010 had there been no exchange rate movement, and by approximately 1.5% year-to-date.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to franchisees as part of the commencement of their restaurant business, as well as training and other costs necessary to ensure a successful restaurant opening, including the introduction of our co-brand into an existing location.

Franchise fee costs were $24.9 million during the third quarter of 2010 compared to $21.8 million in the third quarter of 2009, representing an increase of $3.2 million, or 14.5%. Franchise fee costs were higher during the third quarter of 2010 due to 22 co-branding renovations in Canada to add Cold Stone Creamery, higher equipment costs associated with a higher number of traditional franchise sales, and amortization expense related to the intangible asset associated with our exclusive development rights for Cold Stone Creamery in Canada. Partially offsetting these higher costs were lower costs associated with fewer non-traditional franchise sales, fewer resales and replacements, lower franchise sales recognized under our U.S. franchise incentive program and lower support costs and expenses associated with establishing a franchisee’s business.

On a year-to-date basis, franchise fee costs increased by $2.0 million, or 3.2%, to $63.1 million compared to $61.1 million in the year-to-date period of 2009. Higher franchise fee costs resulted from higher costs associated with 72 co-branding renovations in Canada to add Cold Stone Creamery, higher support costs and expenses associated with establishing a franchisee’s business, and amortization expense related to the intangible asset associated with our exclusive development rights for Cold Stone Creamery in Canada. Partially offsetting these higher costs were lower franchise sales recognized under our U.S. franchise incentive program and fewer resales and replacement restaurants.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of franchise fee costs by approximately 0.8% compared to the value that would have been reported in the third quarter of 2010 had there been no exchange rate movement and by approximately 0.8% on a year-to-date basis.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased $0.4 million, or 1.2%, during the third quarter of 2010 to $35.8 million, primarily related to higher salary and benefits in support of the growth in our business, spending related to corporate initiatives in 2010, and higher promotional expenses, which were mainly offset by $3.2 million of professional advisory fees related to our 2009 public company reorganization incurred in the third quarter of 2009 that did not recur in 2010.

On a year-to-date basis, general and administrative expenses were $107.2 million in 2010 as compared to $104.5 million in the year-to-date period of 2009, representing an increase of $2.7 million, or 2.6%. Higher salaries and benefits, spending related to corporate initiatives in 2010, promotional activities, higher depreciation expense, and additional shareholder communication costs for our 2010 annual general meeting were the primary contributors to the increase. Higher shareholder communication costs were due to our inability to utilize the U.S. “notice and access” methodology that we used for our 2009 annual meeting as a result of now being a Canadian public company. Partially offsetting these higher expenses were professional advisory fees of $7.3 million incurred in year-to-date 2009 related to our public company reorganization that did not recur in 2010.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth. There can be quarterly fluctuations in general and administrative expenses due to timing of recurring expenses or certain other events that may impact growth rates in any particular quarter.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of general and administrative expenses by approximately 0.8% compared to the value that would have been reported in the third quarter of 2010 had there been no exchange rate movement, and by approximately 1.7% year-to-date.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but which do not meet the consolidation requirements under SFAS No. 167, now codified in ASC 810. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. Equity income during the third quarter of 2010 was $4.0 million, increasing $0.1 million from the third quarter of 2009. On a year-to-date basis, equity income increased $0.7 million to $11.0 million in 2010. Equity income from our TIMWEN Partnership is not expected to grow significantly as we are unlikely to add any new properties to this venture in the future.

Asset Impairment

Our Portland, Providence and Hartford markets in the New England region continued to underperform based on our expectations regarding same-store sales growth and financial performance, therefore, an impairment review was initiated during the third quarter of 2010. Upon completion of this review, we determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in an asset impairment charge of $20.9 million being recorded in our U.S. operating segment operating results in the third quarter of 2010. The most significant long-lived assets are property and buildings for which the fair value of the underlying real estate was estimated to be approximately $11 million. Management estimated the fair value of the real estate assets by using independent property valuations obtained in 2008 factored for management’s estimate of current market conditions. This valuation is considered to be a Level 3 valuation on the U.S. GAAP fair value hierarchy. A 10% change in management’s fair value estimate of the assets would either increase or decrease the value of the assets by less than $2 million.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the third quarter of 2010, other income, net, was $0.7 million versus $0.4 million in the third quarter of 2009. On a year-to-date basis, other income, net, was $1.1 million in 2010 as compared to $0.7 million in 2009.

Interest Expense

Total interest expense, including interest on our Senior Notes (see “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $6.5 million in the third quarter of 2010 and $5.2 million in the third quarter of 2009, representing an increase of $1.3 million. Higher interest expense is primarily related to a higher interest rate on our long-term debt, which increased approximately 1.6% year-over-year. Our Senior Notes, which were issued in the second quarter of 2010, have a fixed interest rate over seven years, whereas our long-term debt that was retired had a much higher variable component, which resulted in lower rates historically.

Interest expense was $18.8 million for the year-to-date period of 2010 as compared to $15.7 million in the year-to-date period of 2009, representing an increase of $3.1 million. Higher interest expense resulted primarily from a higher weighted-average interest rate on our long-term debt, and a $0.9 million settlement loss arising from the early termination and settlement of a $30 million interest rate swap related to the $200 million early prepayment of our existing $300 million term loan which matures in February 2011. In addition, interest from additional capital leases contributed to higher interest expense year-to-date.

The remaining $100 million of our existing term loan matures in February 2011 (see “Liquidity and Capital Resources—Overview”).

Interest Income

Interest income was $0.4 million in the third quarter of 2010 compared to $0.3 million in the third quarter of 2009. On a year-to-date basis, interest income was $0.9 million and $1.1 million in 2010 and 2009, respectively. Reduced interest income on a year-to-date basis was related primarily to lower overall rates on deposits in early 2010.

Income Taxes

The effective income tax rate for the third quarter ended October 3, 2010 was 35.7%, compared to 49.3% for the third quarter ended September 27, 2009. The effective income tax rate for the year-to-date period ended October 3, 2010 was 32.0% compared to 38.8% for the year-to-date period ended September 27, 2009. The 2009 effective tax rates were negatively impacted primarily by a tax charge resulting from our reorganization of the Company as a Canadian public company. The 2010 effective tax rates were negatively impacted by the impairment charge of $20.9 million recorded on long-lived assets with no corresponding tax benefit recognized, offset by the benefit of 2010 Canadian statutory rate reductions.

There were revisions proposed to the U.S. Internal Revenue Code of 1986, that would affect the federal income taxation of foreign earnings (the “proposals”). On August 10, 2010, President Obama signed the Education Jobs and Medicaid Assistance Act of 2010 that included certain revisions in the proposals (the “enacted proposals”). We previously disclosed in connection with our public company reorganization, that the proposals, which we referred to at the time as the “Obama proposals,” if enacted, in whole or in part, may increase our effective tax rate by up to 3.5% commencing in the year the proposals became effective. Management has determined that the enacted proposals are not expected to result in the previously anticipated increase and are expected to have a minimal impact on the Company at this time.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests relates to the consolidation of Maidstone Bakeries and the consolidation of non-owned restaurants under ASC 810. During the third quarter of 2010, we consolidated approximately 283 and 274 non-owned restaurants, on average, during the third quarter of 2010 and 2009, respectively. On a year-to-date basis, we consolidated, on average, 277 and 274 non-owned restaurants in 2010 and 2009, respectively.

Net income attributable to noncontrolling interests was $7.9 million and $5.8 million in the third quarter of 2010 and 2009, respectively, of which $8.3 million and $6.5 million related to Maidstone Bakeries, respectively. On a year-to-date basis, net income attributable to noncontrolling interest was $20.4 million in 2010 compared to $16.4 million in 2009, of which $22.0 million and $18.3 million related to Maidstone Bakeries, respectively. Lower commodity costs at Maidstone Bakeries was the primary factor that resulted in higher net income attributable to noncontrolling interest in both the quarter and year-to-date periods.

Comprehensive Income

In the third quarter of 2010, comprehensive income was $63.5 million compared to $43.7 million in the third quarter of 2009. Net income increased $14.8 million quarter-over-quarter, as discussed above. Other comprehensive income included a translation adjustment loss of $16.4 million in the third quarter of 2010 and a translation adjustment loss of $25.0 million in the third quarter of 2009. Translation adjustment income (loss) arises primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the quarter-over-quarter change in other comprehensive income is attributable to losses of $1.8 million and gains of $1.8 million in the third quarters of 2010 and 2009, respectively, related to cash flow hedges, net of taxes.

Comprehensive income was $253.7 million compared to $173.1 million in the year-to-date periods of 2010 and 2009, respectively. Net income increased $45.4 million year-over-year, as discussed above. Other comprehensive income included a translation adjustment loss of $12.0 million in the year-to-date period of 2010 and a translation adjustment loss of $46.7 million in the year-to-date period of 2009. The remainder of the year-over-year change in other comprehensive income is attributable to losses of $1.6 million and losses of $1.9 million in the year-to-date periods of 2010 and 2009, respectively, related to cash flow hedges, net of taxes.

The 2010 exchange rates were Cdn. $1.0205, and $1.0624 for US$1.00 on October 3, 2010 and July 4, 2010, respectively. The 2009 exchange rates were Cdn. $1.0510, Cdn. $1.0917, and Cdn. $1.1542 for US$1.00 on January 3, 2010, September 27, 2009 and June 28, 2009, respectively. The exchange rate on December 28, 2008 was Cdn. $1.2092 for US$1.00.

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

In the year-to-date period of 2010, we generated $436.9 million of cash from operations, as compared to cash generated from operations of $350.8 million in the year-to-date period of 2009, for a net increase of $86.1 million (see “Comparative Cash Flows” below). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives, significant acquisitions and/or other new business opportunities, or other corporate purposes beyond current availability under our revolving credit facilities, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our existing credit facilities and our senior unsecured notes. If such additional borrowings are significant, our capital structure could be weakened, and it is possible that our credit rating would be impacted and we would not be able to borrow on terms which are favourable to us. It is our intent to target maintaining an investment grade credit rating.

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

Our existing Senior Bank Facility, which consists of $100 million Term Debt (after our $200 million early prepayment mentioned above) and two revolving credit facilities (U.S. $100 million and $200 million), matures on February 28, 2011. These facilities are at variable interest rates that are based upon either bankers’ acceptances or LIBOR plus a margin, or a fixed base rate. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the Administration Agent can cause the borrowing to be at the base rate which is historically higher than LIBOR. This facility does not carry a market disruption clause and is supported by a syndicate lending group of 11 financial institutions, of which Canadian financial institutions hold approximately 61% of the total funding commitment. We carefully monitor our bank group and currently believe our access to liquidity is substantially unchanged despite credit market conditions. As part of our public company reorganization, we amended and restated the senior bank facility, effective September 28, 2009, to include, among other administrative changes, the Company and our primary U.S. subsidiary as a borrower, and also added the Company as a guarantor. We plan to refinance the remaining $100 million in term debt and replace our two revolving credit facilities with an appropriate facility before both mature on February 28, 2011.

In connection with the Term Debt, we entered into interest rate swaps in 2006 and 2007 with a notional amount of $130 million which were used to fix a portion of the variable rate Term Debt at 5.04%. Upon partial prepayment of the Term Debt, we also settled an interest rate swap with a notional amount of $30 million, resulting in recognition of $0.9 million from Other comprehensive loss to Interest expense in the second quarter of 2010. The remaining interest rate swaps fix the interest rate on the $100 million of outstanding Term Debt at 4.93%. These remaining swaps will be settled when the remaining portion of the term debt is refinanced.

When evaluating our leverage position, we review metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful and conservative measure of our leverage position given our significant investments in real estate. At October 3, 2010, we had approximately $420.6 million in long-term debt and capital leases included in current and long-term obligations on our balance sheet. Our remaining $100 million Term Debt is classified as current given the timing of its maturity. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends. Given the credit conditions in financial markets and our increased cash balance due to the sale of Maidstone Bakeries, we continue to be more focused on capital preservation rather than yield when investing our cash. We invest primarily in short-term money market instruments of several large Canadian financial institutions, thereby minimizing both our liquidity risk and counterparty risk associated with our cash and cash equivalents.

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

Our Board of Directors approved a 2010 share repurchase program for up to $200 million, or 8,817,291 of our shares, representing 5% of our outstanding shares, as of February 19, 2010. The 2010 program, which received Toronto Stock Exchange (“TSX”) approval on March 1, 2010 under TSX normal course issuer bid rules, commenced on March 3, 2010 and is due to end on March 2, 2011. Under its original terms, the program could terminate earlier than March 2, 2010 if the $200 million maximum or the 5% of outstanding share limit was reached, or, at the discretion the Company, subject to the Company’s compliance with regulatory requirements. The sale of Maidstone Bakeries for gross cash proceeds of $475 million closed on October 29, 2010 (see “Executive Overview”). In connection with our decision to distribute approximately $400 million of the approximately $430 million in after-tax proceeds from that sale to shareholders through increased share repurchases, we have obtained regulatory approval from the TSX to amend our 2010 share repurchase program to increase the maximum number of shares that may be purchased effective November 16, 2010. Under the amended program, we plan to spend the $200 million originally contemplated, plus up to an additional $200 million, with the final amount dependent upon average daily trading limits and share price. Under the amended 2010 share repurchase program, we may spend a maximum of $400 million, subject to the limitation that we cannot repurchase more than the regulatory maximum of 17,531,446 of our shares (representing 10% of our public float as of February 19, 2010, as defined under TSX rules) and the program may terminate earlier if either the $400 million maximum or the regulatory share maximum is achieved prior to March 2, 2011. The maximum number of shares that may be purchased during any trading day under the amended program remains at 25% of the average daily trading volume on the TSX, based on the six completed calendar months ended January 31, 2010, for a daily total of 125,025 common shares. This limit, for which there are permitted exceptions, was determined in accordance with regulatory requirements in connection with the original implementation of the program. The common shares have been, and will continue to be, purchased under the program through a combination of automatic trading plan purchase and purchases made at Management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange, and/or other marketplaces, subject to compliance with applicable regulatory requirements. There can be no assurance as to the precise number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase program have been, and will continue to be, cancelled.

In addition, subject to receipt of regulatory approval and in parallel with our annual capital allocation process, it is our intention to distribute an additional $200 million of the net proceeds from the Maidstone Bakeries sale beyond the termination of the amended 2010 program through an additional 2011 share repurchase program, with approximately $400 million of the after-tax proceeds expected to be distributed in its entirety by the end of the third quarter of 2011, subject to the Company’s discretion, in compliance with applicable regulatory requirements, to discontinue any such 2011 repurchase program. In addition, we have also committed the remaining $30 million related to the Maidstone Bakeries sale to support our key relationship with restaurant owners with the intent of helping to partially mitigate anticipated rising operating costs.

During the year-to-date period of 2010, we spent $136.0 million to purchase and cancel approximately 4.0 million of the Company’s common shares as part of our 2009 and 2010 share repurchase programs at an average cost of $33.87 per share.

Our Board of Directors approved a 30.0% increase in the quarterly dividend to $0.13 per share in February 2010. The Company declared and paid its September 2010, June 2010 and March 2010 dividends at the new rate. Our Board of Directors has declared a quarterly dividend payable on December 14, 2010 to shareholders of record as of December 1, 2010 at the $0.13 rate per share. The Company’s long-term targeted dividend payout range is 30%-35% of prior year, normalized annual net income attributable to Tim Hortons Inc. in dividends each year to return value to shareholders based on the Company’s earnings growth, focusing initially on the lower end of the range. The payment of future dividends, however, remains subject to the discretion of our Board of Directors.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized and we had 172,905,120 common shares outstanding at November 8, 2010. As at this same date, we had issued options to acquire 1,106,089 of its common shares pursuant to our 2006 Stock Incentive Plan, of which 283,581 were exercisable.

Comparative Cash Flows

Operating Activities. Net cash generated from operating activities in the year-to-date period of 2010 was $436.9 million, representing an increase of $86.1 million from the year-to-date period of 2009. The increase was driven primarily by an increase in earnings, excluding the non-cash asset impairment charge of $20.9 million, and changes in timing of working capital movements, primarily in accounts receivable, and accounts payables and accrued liabilities, partially offset by an increase in inventory. In 2009, we had higher deferred taxes as a result of the non-cash deferred tax valuation allowance that was recorded in connection with our public company reorganization. In addition, we paid $4.8 million in 2010 relating to an interest rate forward which was settled at the time we prepaid a portion of our term debt (see “Financing Activities” below).

Investing Activities. Net cash used in investing activities decreased $50.4 million from $145.9 million in the year-to-date period of 2009 to $95.5 million in the year-to-date period of 2010. Capital expenditures are typically the largest ongoing component of investing activities and represented the largest portion of the decrease year-over-year. We purchased $37.8 million and $20.1 million of restricted investments in 2010 and 2009, respectively, and received proceeds from the sale of restricted investments of $20.2 million (nil in 2009) in the year-to-date period of 2010. In addition, we also received $8.5 million from the repayment of notes receivable in 2010 as compared to $2.3 million in 2009.

Capital expenditures are summarized as follows:

	Year-to-date period ended
	October 3, 2010	September 27, 2009
	(in millions)
Capital expenditures
New restaurants	$36.1	$48.5
Restaurant replacements and renovations	26.2	21.4
New coffee roasting facility	1.3	24.2
New distribution facility	4.6	0.0
Other capital needs	10.8	18.9

Total capital expenditures	$79.0	$113.0

New restaurant development spending decreased in 2010 due primarily to our focus on renovating Cold Stone Creamery co-branded locations in Canada so that openings were timed for the peak summer season. As a result, new restaurants openings, and the associated capital spending, will be more heavily weighted in the fourth quarter of 2010. In 2009, expenditures for other capital needs related primarily to an enterprise resource planning computer system implementation and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations. In 2010, we expect to open 130 to 150 restaurants in Canada and 40 to 60 locations in the U.S. with the majority of these locations being standard locations, but will also include non-standard locations in both markets. Our 2010 capital expenditures are expected to be between $180 million and $200 million, including the commencement of the replacement distribution facility in Kingston, Ontario, mentioned above.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	October 3, 2010	September 27, 2009
	(in millions)
Capital expenditures – new restaurants
Canada	$25.9	$34.9
U.S.	10.2	13.6

Total	$36.1	$48.5

Financing Activities. Financing activities used cash of $228.2 million in the year-to-date period of 2010 compared to $96.9 million in the year-to-date period of 2009. In the year-to-date period of 2010, we purchased and cancelled $136.0 million of common shares and paid dividends of $68.0 million. In the year-to-date period of 2009, we repurchased $16.7 million of our shares of common stock and paid dividends of $54.6 million. In 2010, we issued $200 million of Senior Notes on a private placement basis in Canada. The net proceeds from the issuance of the Senior Notes were used, primarily, for the prepayment of $200 million of our term debt. Distributions to noncontrolling interests were $16.3 million and $24.8 million the year-to-date-period of 2010 and 2009, respectively. In addition, we purchased $3.3 million of common shares that are held in trust for the purpose of settling future restricted stock units at the time of vesting (2009: $0.7 million).

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of October 3, 2010 and September 27, 2009 as that term is described by the SEC.

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

Other than the adoption of the new accounting standards, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended January 3, 2010. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for the year ended January 3, 2010, filed with the SEC and the CSA on March 4, 2010, which are incorporated herein by reference.

Effective January 4, 2010, we adopted SFAS No. 167, now codified within ASC 810. This Statement amended Interpretation
46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement also amended Interpretation 46(R) to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a variable interest entity, amended certain guidance for determining whether an entity is a variable interest entity, added an additional requirement to assess whether an entity is a variable interest entity, on an ongoing basis, and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. See our Condensed Consolidated Financial Statements Note 13 – Variable Interest Entities for additional information regarding the impact of the adoption of this standard. Effective January 4, 2010, we adopted certain provisions within Accounting Standard Update (“ASU”) No. 2010-06—Fair Value Measurements: Improving Disclosures about Fair Value Measurements, as codified in ASC 820—Fair Value Measurements. This ASU provides amendments to ASC 820 that requires more enhanced disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2 and 3 fair value measurements. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for certain disclosures applicable to Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this update did not have a significant impact on our financial statements or related disclosures.

Effective June 15, 2010, we adopted ASU No. 2010-11—Scope Exception Related to Embedded Credit Derivatives, as codified in ASC 815—Derivatives and Hedging. This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This ASU was effective for interim periods beginning after June 15, 2010. The adoption of this update did not have a significant impact on our financial statements or related disclosures.

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

In April 2010, the FAS issued ASU No. 2010-17—Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010, and we are currently assessing the potential impact, if any, the adoption of this update may have on our Condensed Consolidated Financial Statements.

In July 2010, the FASB issued ASU No. 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses as codified in ASC 310—Receivables. This update improves the disclosures that an entity provides about the credit quality of its financing receivables, excluding short-term trade receivables, and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU is effective for public companies, for interim and annual reporting periods ending on or after December 15, 2010 regarding disclosures as of the end of the reporting period, and for interim and annual reporting periods beginning on or after December 15, 2010 regarding disclosures about activity that occurs during a reporting period. We are currently assessing the potential impact, if any, the adoption of this update may have on our Condensed Consolidated Financial Statements.

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

Further, although Canadian securities laws generally require Canadian reporting issuers to apply IFRS beginning in 2011, National Instrument 52-107 Acceptable Accounting Principles, Auditing Standards and Reporting Currency permits issuers that have a class of securities registered under section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or are required to file reports under section 15(d) of the Exchange Act and which are not registered or required to be registered as an investment company under the U.S. Investment Company Act of 1940 to elect to prepare financial statements that are filed with or delivered to a securities regulatory authority or regulator (other than acquisition statements) in accordance with U.S. GAAP. Pending the developments of the SEC’s work plan, the Company is currently assessing the impact that the adoption of IFRS would have on the condensed consolidated financial statements, accompanying notes and disclosures, and will continue to monitor the development of the potential implementation of IFRS.

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

In addition, a number of commodities are experiencing elevated spot market prices relative to historic prices. We currently have purchase contracts in place covering key commodities such as coffee, wheat, sugar, and cooking oils that generally extend to the second quarter of 2011, albeit at prices generally higher than those secured thus far for 2010. The current strength of the Canadian dollar may help to mitigate some of these price increases as these commodities are sourced in U.S. dollars. In addition, as stated in our 2009 Form 10-K, we may be subject to higher commodity prices depending upon prevailing market conditions at the time we make purchases beyond our current commitments.

Our business will continue to be subject to changes related to the underlying costs of key commodities. These cost changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain degree, as mentioned above, if costs increased to a greater degree for 2011 purchases, we and our franchisees have some ability to increase product pricing to offset a rise in commodity prices, subject to franchisee and customer acceptance, respectively.

Interest Rate Risk

In the second quarter of 2010, we issued $200 million of Senior Notes, which were offered on a private placement basis in Canada with a term of seven years. Net proceeds from the Senior Notes were primarily used to prepay $200 million of our existing Term Debt, prior to maturity. The Senior Notes bear a fixed coupon interest rate of 4.20%, and an effective rate of 4.59% (resulting from the settlement of bond forwards used to hedge the interest rate prior to the issuance of the Senior Notes). The remaining $100 million of Term Debt is fixed through interest rate swaps which convert the variable rate debt from a floating rate to a fixed rate of 4.93%. The combination of the Senior Notes and the interest rate swaps fix the interest rate on 100% of our outstanding debt. As our cash is invested in short term variable rate instruments, we are now exposed on a net basis to interest rate movements on a net asset position when historically we have been exposed on a net liability position. If interest rates change by 100 basis points, the impact on our annual net income would not be material.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported in our 2009 Form 10-K for the year ended January 3, 2010.

SAFE HARBOR STATEMENT

Certain information contained our Report on Form 10-Q for the fiscal quarter ended October 3, 2010 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on March 4, 2010 (the “2009 From 10-K”) and the Report on Form 10-Q filed on August 12, 2010 (the “Q2 2010 Form 10-Q”) with the U.S. Securities and Exchange Commission, and the Canadian Securities Administrators and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of a material increase in competition within the quick service restaurant segment of the food service industry; the absence of an adverse event or condition that damages our strong brand position and reputation; continuing positive working relationships with the majority of the Company’s franchisees; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; the absence of any material adverse effects arising as a result of litigation; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto), our 2009 Form 10-K and Q2 2010 Form 10-Q, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenue, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at store level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased customer demand for our products resulting in lower sales, revenue, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 55 of this Form 10-Q.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian franchisees, asserts damages of approximately $1.95 billion. The plaintiffs filed a motion for certification of the putative class in May of 2009 and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. Plaintiffs filed a motion requesting that the Company’s summary judgment motion be heard following hearing and determination of plaintiffs’ motion for certification. It was the Company’s position that the motions should be heard together. A hearing on plaintiffs’ motion to separate the certification and summary judgment motions was heard on May 13, 2010 and the court ruled in favour of the Company that the two motions should be heard together. Both motions are now scheduled for April 2011, subject to the delivery of required materials and completion of examinations. On October 28, 2010, the Court granted plaintiffs leave to submit for the Court’s review proposed amendments to the amended statement of claim asserting claims for price maintenance, supplementing the already asserted claims for breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentation and unjust enrichment. The Company continues to believe the claim is without merit and will not be successful, and the Company intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim. Neither the probability of this claim’s success nor the ultimate amount payable, if any, is determinable at this time and, coupled with the Company’s position that this claim is without merit, the Company has not recorded any provisions in the Condensed Consolidated Financial Statements.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K filed on March 4, 2010 and our Q2 2010 Form 10-Q filed on August 12, 2010 with the SEC and the CSA, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K, the Q2 2010 Form 10-Q and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #7 (July 5, 2010 — August 8, 2010)	408,904	$34.85	408,904	$124,399,238
Monthly Period #8 (August 9, 2010 — September 5, 2010)	323,941	36.74	323,941	112,500,104
Monthly Period #9 (September 6, 2010 — October 3, 2010)	313,400	37.85	313,400	100,639,613

Total	1,046,245	$36.34	1,046,245	$100,639,613 (4)

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

On March 1, 2010, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) under TSX normal course issuer bid rules to commence a 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. The TSX has approved of the amendment of the 2010 program, to increase the maximum number of shares that may be purchased effective November 16, 2010. Under the amended program, the Company plans to spend the $200 million originally contemplated in the 2010 program plus up to an additional $200 million, with the final amount dependent upon average daily trading limits and share price. Under the amended 2010 program, the Company may spend a maximum of $400 million, subject to the limitation that the Company cannot repurchase more than the regulatory maximum of 17,531,446 of its shares (representing 10% of the Company’s “public float” as of February 19, 2010, as defined under TSX rules). Purchases of common shares have been, and will continue to be, made through a combination of automatic trading plan purchases, and at management’s discretion in compliance with regulatory requirements, and given prevailing market, cost, and other considerations. Repurchases will be made by the Company on any of the TSX, the New York Stock Exchange and/or other Canadian marketplaces, subject to regulatory requirements. Shares repurchased pursuant to the 2010 program will be cancelled. The 2010 program commenced March 3, 2010 and will end on March 2, 2011, or sooner if either the $400 million or the regulatory share maximum is achieved. The first purchases were made under the 2010 program on March 9, 2010. There can be no assurance as to the precise number of shares that will be repurchased under the 2010 program, or the aggregate dollar amount of the shares purchased. The 2010 program may also be discontinued at the Company’s discretion in compliance with applicable regulatory requirements.

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

New England Region Impairment and Closures

The Company’s Portland, Providence and Hartford markets in the New England region continued to underperform based on the Company’s expectations regarding same-store sales growth and financial performance, therefore, an impairment review was initiated during the third quarter of 2010. The Company disclosed on November 10, 2010 that, upon completion of such review, that it determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in a non-cash asset impairment charge of $20.9 million being recorded in the Company’s U.S. operating segment operating results in the third quarter of 2010.

Additionally, after completing a comprehensive review and analysis of the performance of our U.S. operating segment, the Company disclosed its intention on November 10, 2010 to close 34 restaurants and 18 self-serve kiosks in the Hartford and Providence markets in the fourth quarter of 2010 and two restaurants in the Portland market. The closure of these restaurants will result in primarily cash closure costs not expected to exceed $30 million, which will be recorded in the fourth quarter of 2010, commensurate with the timing of the decision to close the restaurants, and may be paid out over a period of time. These markets represent a relatively small portion of the Company’s overall system in the U.S., but have had a disproportionately negative impact on earnings, average unit volumes and average same-store sales growth in the U.S. segment. The Company believes that these closures will allow it to focus on and reinvest a portion of its savings from these closed restaurants into its core growth markets in the Northeast and Midwest U.S. by increasing its advertising and marketing scale where the brand continues to demonstrate strengthening average unit volumes, cash flows and brand progression. The Company expects this decision to contribute directly to operating income improvement in its U.S. segment in 2011.

Share Repurchase Program

        On November 10, 2010, the Company announced that it had received regulatory approval to amend its 2010 share repurchase program to increase the number of shares that may be repurchased under the program effective November 16, 2010. Under the amended repurchase program, the Company plans to spend the $200 million originally contemplated for the 2010 program plus up to an additional $200 million from the after-tax cash proceeds that the Company realized from the previously announced October 29, 2010 closing of the sale of its 50% joint venture interest in Maidstone Bakeries (the “Maidstone Transaction”), with the final amount that might be spent being dependent upon average daily trading limits and share price.

Under the amended 2010 share repurchase program, we may spend a maximum of $400 million, subject to the limitation that we cannot repurchase more than the regulatory maximum of 17,531,446 of the Company’s common shares (representing 10% of our public float as of February 19, 2010, as defined under TSX rules), and the program may terminate earlier if either the $400 million maximum or the regulatory share maximum is achieved prior to March 2, 2011. The maximum number of shares that may be purchased during any trading day under the amended program remains at 25% of the average daily trading volume on the TSX, based on the six completed calendar months ended January 31, 2010, for a daily total of 125,025 common shares. This limit, for which there are permitted exceptions, was determined in accordance with regulatory requirements in connection with the original implementation of the program. The common shares have been, and will continue to be, purchased under the program through a combination of automatic trading plan purchase and purchases made at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange, and/or other marketplaces, subject to compliance with applicable regulatory requirements. There can be no assurance as to the precise number of shares that will be repurchased under the share repurchase program, or the aggregate dollar amount of the shares purchased. We may discontinue purchases at any time, subject to compliance with applicable regulatory requirements. Shares purchased pursuant to the share repurchase program have been, and will continue to be, cancelled.

In addition, the Company announced its intention, subject to regulatory approval and in parallel with its annual capital allocation process, to distribute the remaining of up to approximately $200 million in after-tax proceeds from the Maidstone Transaction to repurchase additional shares of the Company under a 2011 repurchase program, subject to the Company’s discretion, in compliance with applicable regulatory requirements, to discontinue any such 2011 repurchase program.

Commitment Regarding Distributions to Franchisees

On November 10, 2010, the Company also committed to distribute the remaining $30 million related to the Maidstone Transaction to support the Company’s key relationship with restaurant owners with the intent of helping to partially mitigate anticipated rising operating costs.

Declaration of Regular Quarterly Dividend

On November 10, 2010, the Company also disclosed that its Board of Directors has approved a Cdn. $0.13 per common share quarterly dividend. The dividend is payable on December 14, 2010 to shareholders of record on December 1, 2010. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by the Company for registered shareholders and by Clearing and Depository Services Inc. for beneficial shareholders. The declaration of any future dividends is subject to the Board’s discretion.

Adoption of Majority Voting Policy for Election of Directors

On November 10, 2010, the Company adopted amendments, effective immediately, to the Company’s Governance Guidelines to implement a policy to provide for a majority voting standard for the election of directors in uncontested elections. Under the new policy, if a nominee does not receive the affirmative vote of at least the majority of the votes cast, the Director shall promptly tender his or her resignation for consideration by the Company’s Nominating and Corporate Governance Committee and the Board. A copy of the Company’s amended Governance Guidelines is available under the Corporate Governance section of the Company’s investor website at www.timhortons-invest.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website into, and should not be considered, part of this document.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 60.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: November 10, 2010	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits attached hereto

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