Form 10-K/A
period 2011-01-02
Tim Hortons Inc.
filed 2011-03-25
CIK 1345111

UNITED STATES

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

Number of common shares outstanding as of February 22, 2011: 167,532,579

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 83 - 86.

EXPLANATORY NOTE

Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act (the “Company”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although as a foreign private issuer the Company is no longer required to do so, the Company currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”) instead of filing the reports available to foreign private issuers. The Company prepares and files a management proxy circular and related material under Canadian requirements. As the Company’s management proxy circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of its Form 10-K from its management proxy circular.

The Company filed its Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (“2010 Form 10-K”) on February 25, 2011. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to include in the 2010 Form 10-K the Part III information not previously included in the 2010 Form 10-K.

In addition, the Company is also including in this Amendment No. 1 on Form 10-K/A documents formatted in XBRL (Extensible Business Reporting Language) that were not previously included in the 2010 Form 10-K. The Company elected to take advantage of the 30-day grace period for filing our first XBRL documents with detail tagging requirements, as permitted by Rule 405 of Regulation S-T.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2010 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2010 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2010 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, we also refer to Tim Hortons Inc. as “Tim Hortons,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.

TIM HORTONS INC.

2010 FORM 10-K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of Registrant

The directors of the Company are as follows:

M. Shan Atkins Independent Age: 54 Residence: Long Grove, Illinois, United States Director Since: March 2007				M. Shan Atkins has been a Managing Director of Chetrum Capital LLC, a private investment firm, since 2001. From 1996 to 2001, Ms. Atkins held various positions with Sears Roebuck & Co., a major retailer, being promoted to Executive Vice President in 1999. Prior to joining Sears, Ms. Atkins spent 14 years with Bain & Company, Inc., an international management consulting firm, as a leader in Bain’s consumer and retail practice. Ms. Atkins began her career as a public accountant at what is now PricewaterhouseCoopers LLP, a major accounting firm, and has designations as a C.A. (Ontario) and C.P.A. (Illinois). Ms. Atkins has served as a member of the Queen’s University Advisory Board since the Spring of 2009. She has also been a director of Northwest Community Healthcare (“Northwest”) since 2001, and is a member of its executive committee, and audit and compliance committee. Ms. Atkins is also Chair of Northwest’s planning and market development committee. Ms. Atkins holds a Bachelor of Commerce degree from Queen’s University in Kingston, Ontario, as well as a Master of Business Administration from Harvard University.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (HRCC) Nominating and Corporate Governance Committee (NCGC)
6 of 6	100%	HRCC: 7 of 7	100%
		NCGC: 7 of 7	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		The Pep Boys-Manny, Moe & Jack (NYSE) Spartan Stores Inc. (NASDAQ) Shoppers Drug Mart Corporation (TSX)
9,228	1,000	$445,225		Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
165%				General retail; senior leadership; public company board; human resource and compensation; and, financial expertise.

Michael J. Endres Independent Audit Committee Financial Expert Age: 63 Residence: Columbus, Ohio, United States Director Since: April 2006				Michael J. Endres is a Managing Principal of Stonehenge Financial Holdings, Inc. (“Stonehenge”), a private equity firm that he co-founded in 1999. Prior to co-founding Stonehenge, Mr. Endres was Vice Chairman of Banc One Capital Holdings Corporation and Chairman of Banc One Capital Partners. Mr. Endres currently serves as a member of the board of directors of Worthington Industries, Inc. and Huntington Bancshares, Inc. Mr. Endres also serves on the Board of Trustees of OhioHealth Corporation, a large non-profit health system with multiple hospitals and related healthcare facilities and services, located in Ohio. He holds a Bachelor of Science degree from Miami University in Oxford, Ohio.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee (Chair) Executive Committee (not included for director attendance purposes)
6 of 6	100%	Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		Worthington Industries, Inc. (NYSE) Huntington Bancshares, Inc. (NASDAQ)
12,899	42,752	$2,422,488		Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
ProCentury Corporation (now a private company subsidiary of Meadowbrook Insurance Group, Inc.) (2005-2007) (NYSE)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
897%				Financial expertise; new business development, strategic initiatives and/or acquisitions; senior leadership; public company board; and, risk assessment and mitigation expertise.

Moya M. Greene Independent Age: 56 Residence: London, United Kingdom Director Since: February 2008				Moya M. Greene has been Chief Executive Officer of the Royal Mail, the U.K. government postal service, since May 2010, and prior thereto, was the President, Chief Executive Officer and a member of the Board of the Directors of Canada Post Corporation, the Canadian postal authority, since May 2005. She was also Vice Chair of Purolator and served on its Nominating and Corporate Governance Committee and Compensation Committee. From 2003 to 2004, Ms. Greene was Senior Vice President, Operational Effectiveness, of Bombardier Inc., a leading manufacturer of rail transportation equipment and aircraft. From 2000 to 2003, she was Senior Vice President, Chief Administrative Officer, Retail Products, at Canadian Imperial Bank of Commerce, a leading North American financial institution, and from 1996 to 2000, Managing Director, Infrastructure Finance and Public Private Partnership for TD Securities Inc., a leading Canadian financial services firm. Ms. Greene also has an extensive public service background, having served most recently as Assistant Deputy Minister for Transport Canada, the Canadian federal transportation authority, from 1991 to 1996 and, from 1989 to 1991, as Director, General Policy, for Human Resources and Social Development, Canada. She is a graduate of Osgoode Hall Law School and was recognized in 2003 by the National Post as one of Canada’s Top 100 influential women and in 2004 by the Ivey School of Business/Women Executive Network as one of the Top 40 female corporate executives in Canada.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee Human Resource and Compensation Committee (HRCC)
6 of 6	100%	HRCC: 5 of 5(1)	100%
		Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
8,989	—	$391,291		None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
145%				General retail; senior leadership; financial expertise; government/regulatory; and, logistics, warehouse, and distribution expertise.

(1)	Ms. Greene joined the HRCC on May 13, 2010. Therefore, the two meetings held prior to that date are not included in the calculation of Ms. Greene’s attendance for HRCC meetings.

Paul D. House Executive Chairman Since February 2007 Age: 67 Residence: Jordan, Ontario, Canada Director Since: 2006			Paul D. House became Executive Chairman of our Board of Directors on March 1, 2008. Mr. House joined our corporation as Vice President of Marketing in 1985 and occupied various senior management positions leading to his appointment in 1993 as Chief Operating Officer. He became President and Chief Operating Officer in 1995 and Chief Executive Officer in November 2005. In 2007, he was appointed Chairman of the Board and Chief Executive Officer. Mr. House served on the Board of Directors of Wendy’s International, Inc. from 1998 through February 1, 2007. He is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as on the Advisory Board of the Brock University Business School. Mr. House joined Dairy Queen Canada in 1972 and held various management positions with that company including Vice President of Canadian Operations. Mr. House holds a Bachelor of Arts in Economics from McMaster University.
Board Attendance			Tim Hortons Inc. Board Committee Membership
Board Meetings Attended			Executive Committee (not included for director attendance purposes)
6 of 6		100%

Number of Tim Hortons Securities Beneficially Held (does not include common shares that may be acquired in May 2011)			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
N/A	169,468	$7,376,942	Wendy’s International, Inc. (1998-2007) (NYSE)
Stock Ownership Guideline Compliance			Relevant Skills, Experience, and Other Considerations
See pages 42-43 for executive officer stock ownership guideline compliance.			Franchised organization; brand and marketing; senior leadership; real estate; general retail; logistics, warehouse and distribution; restaurant industry; new business development and strategic alliances; and, public company board expertise.

The Hon. Frank Iacobucci Lead Director Since: February 2007 Independent Age: 73 Residence: Toronto, Ontario, Canada Director Since: February 2006				The Hon. Frank Iacobucci has been Counsel to Torys LLP, a major Canadian law firm, since July 2005. Mr. Iacobucci was the Chairman of Torstar Corporation, a newspaper and book publishing company, from July 2005 until May of 2009. From September 2004 to June 2005, Mr. Iacobucci served as Interim President of the University of Toronto while the search for a new university president was being conducted. From 1991 to 2004, Mr. Iacobucci served as a Justice of the Supreme Court of Canada. Mr. Iacobucci is Chair of the Higher Education Council of Ontario (from 2005 to present), is a Board Member of Costi Immigration Services, is a member of the Law Commission of Ontario, and is a member of the Advisory Committee of General Motors of Canada. Mr. Iacobucci is a member of the Law Society of Upper Canada and holds academic degrees from Cambridge University and the University of British Columbia, and has been the recipient of numerous awards and honours from Canada, the United States, and Italy. In 2007, Mr. Iacobucci was made a Companion of the Order of Canada.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (HRCC) Nominating and Corporate Governance Committee (Chair) (NCGC)
6 of 6	100%	HRCC: 7 of 7	100%	Executive Committee (not included for director attendance purposes)
		NCGC: 7 of 7	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
22,671	6,584	$1,273,470		Torstar Corporation (2003-2009) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
472%				Governance and legal; public company board; government/regulatory; senior leadership; and, human resource and compensation expertise.

John A. Lederer Independent Age: 55 Residence: Toronto, Ontario, Canada Director Since: February 2007				John A. Lederer currently serves as President and Chief Executive Officer, and as a director, of U.S. Foodservice, Inc., a position he has held since September 2010. He served as Chairman of the Board and Chief Executive Officer of Duane Reade, a privately held chain of retail pharmacies located primarily in the New York City area, from April 2008 to August 2010. Mr. Lederer served as President of Loblaw Companies Limited, Canada’s largest food distributor, from 2001 through September 2006 and also served as a director of Loblaw Companies Limited for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation, performance, innovation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute and is the founder and former Chair of the President’s Choice Children’s Charity. He holds a Bachelor of Arts degree from York University. Mr. Lederer has served as a member of the Board of Directors of the Tim Horton Children’s Foundation since May of 2008.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (HRCC) Nominating and Corporate Governance Committee (NCGC)
6 of 6	100%	HRCC: 7 of 7	100%
		NCGC: 7 of 7	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
15,031	15,120	$1,312,473		Loblaw Companies Limited (2002-2006) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
486%				Senior leadership; general retail; franchised organization; real estate; and, brand marketing expertise.

David H. Lees Independent Age: 66 Residence: Caledon, Ontario, Canada Director Since: February 2006				Dr. David H. Lees is the President and Chief Executive Officer of Cardinal Health in Canada, a major medical product manufacturer, distributor and service provider, and the parent company of Source Medical Corporation and Cardinal Health’s other Canadian operations. From 1999 to 2006, Dr. Lees served as President and Chief Executive Officer of Source Medical. Dr. Lees was President, Chief Executive Officer and a director of Canada Bread Company, Limited/Corporate Foods Limited, a Toronto Stock Exchange-listed manufacturer and marketer of baked goods and other food products, from 1993 until 1999. From 1991 to 1995, Dr. Lees served as a director of Maple Leaf Foods Inc. Dr. Lees holds a Doctorate of Philosophy in Food Science from the University of Massachusetts, a Master of Science in Agriculture from Macdonald College, McGill University, and a Bachelor of Science (Agriculture) from Macdonald College.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee Nominating and Corporate Governance Committee (NCGC)
6 of 6	100%	Audit: 4 of 4	100%
		NCGC: 7 of 7	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
14,920	6,601	$936,809		None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
347%				Senior leadership; manufacturing; logistics, warehouse, and distribution; general retail; and, financial expertise.

Ronald W. Osborne(1) Independent Audit Committee Financial Expert Age: 64 Residence: Toronto, Ontario, Canada Director Since: November 2008				Ronald W. Osborne has been the Chairman of the Board of Directors of Postmedia Network Canada Corp. and its subsidiary Postmedia Network Inc. (collectively, “Postmedia”) since July 2010. Postmedia is a publishing company, the assets of which were formerly owned by Canwest Global Communications Corporation. He has also been the Chairman of the Board of Directors of Sun Life Financial Inc., an international financial services organization, and Sun Life Assurance Company of Canada, since May 2005. Mr. Osborne served as the President and Chief Executive Officer and a director of Ontario Power Generation Inc., an Ontario-based electricity generation company, from 1998 until December 2003. From 1996 to 1998, Mr. Osborne was a senior executive within the BCE Group of Companies, Canada’s largest communications conglomerate. From 1981 to 1994, Mr. Osborne held various positions at Maclean Hunter, including the position of Chief Executive Officer from 1986 until 1994. Mr. Osborne was also a partner of Clarkson Gordon, Chartered Accountants, in Toronto from 1979 until 1981. In addition to his positions as Chairman of the Board of Postmedia and Chairman of the Board of Sun Life, Mr. Osborne is a trustee of RioCan Real Estate Investment Trust. He is also a member, and until November 2010, was Chairman of the Board of Governors of the Corporation of Massey Hall and Roy Thomson Hall. Mr. Osborne also serves as a director of Holcim Canada Inc. (formerly St. Lawrence Cement Group Inc.) and, since June 2009, has served as a director of the Canadian Media Fund. He was also a director of Brookfield Renewable Power Inc. until November 2010. Mr. Osborne graduated from Cambridge University in England with a Bachelor of Arts degree. In 1972, he became a member of the Institute of Chartered Accountants of Ontario and a Fellow of the Institute in 1988.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee
6 of 6	100%	Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		Sun Life Financial Inc., Chairman (TSX; NYSE; Philippines) RioCan Real Estate Investment Trust (TSX)
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
7,868	3,000	$473,084

Brookfield Renewable Power Inc. (public debt) (2009-2010)

Four Seasons Holdings Inc. (formerly, Four Seasons Hotel Ltd.) (2003-2007)

(formerly listed on the TSX and NYSE)

Holcim Canada Inc. (formerly St. Lawrence Cement Group Inc.) (2004-current) (formerly listed on the TSX)

Nortel Networks Corp. (2005-2006) (formerly listed on the TSX and NYSE)

Shell Canada Limited (2001-2007) (formerly listed on the TSX)

Torstar Corporation (2003-2009) (TSX)

Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
175%				Financial expertise; senior leadership; new business development and strategic alliances; public company board; and, human resource and compensation expertise.

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

Wayne C. Sales Independent Age: 61 Residence: Jupiter, Florida, United States Director Since: April 2006				Wayne C. Sales has been the Chairman of the Board of Directors of SUPERVALU Inc. (“SUPERVALU”), a grocery retailer and distributor, since June 2010, and a director of SUPERVALU since 2006. Previously, he served as President and Chief Executive Officer, and then as Vice-Chairman, of Canadian Tire Corporation Limited, a Toronto Stock Exchange-listed retail, financial services and petroleum company. He served as Vice-Chairman of Canadian Tire until June 2007 following his tenure as President and Chief Executive Officer, a position that he held from 2000 to 2006. Prior to 2000, Mr. Sales held positions as Executive Vice President and Senior Vice President, Marketing at Canadian Tire Retail, a subsidiary of Canadian Tire. Mr. Sales is a graduate of Harvard Business School’s Advanced Management Program.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (Chair) (HRCC) Nominating and Corporate Governance Committee (NCGC)
5 of 6	83%	HRCC: 7 of 7	100%
		NCGC: 6 of 7	86%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		SUPERVALU Inc., Chairman (NYSE) Georgia Gulf Corporation (NYSE) Discovery Air Inc. (TSX)
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
14,601	11,968	$1,156,549		Canadian Tire Corporation Limited (2000-2006) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
428%				General retail; senior leadership; franchised organization; brand and marketing; and, human resource and compensation expertise.

Donald B. Schroeder President and CEO Age: 64 Residence: Burlington, Ontario, Canada Director Since: February 2008			Donald B. Schroeder became our President and Chief Executive Officer on March 1, 2008 and a director in February 2008. Mr. Schroeder joined our company in 1991 as Vice President of Human Resources and International Development. He was named Executive Vice President, Administration in 1995, responsible for Human Resources, Administration, Manufacturing, and Distribution. Upon our separation from Wendy’s, Mr. Schroeder also assumed the roles of General Counsel, Secretary, and Chief Compliance Officer. Mr. Schroeder served as President of the Tim Horton Children’s Foundation from 1991 to 2008. Mr. Schroeder holds a Bachelor of Laws degree from the University of Western Ontario and a Master of Laws degree from Osgoode Hall Law School.
Board Attendance			Tim Hortons Inc. Board Committee Membership
Board Meetings Attended			Executive Committee (not included for director attendance purposes)
6 of 6		100%

Number of Tim Hortons Securities Beneficially Held (does not include common shares that may be acquired in May 2011)			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
N/A	73,187	$3,185,830	None
Stock Ownership Guideline Compliance			Relevant Skills, Experience, and Other Considerations
See pages 42-43 for executive officer stock ownership guideline compliance.			Franchised organization; senior leadership; real estate; corporate social responsibility and community involvement; logistics, warehouse, and distribution; restaurant industry; and, manufacturing expertise.

Catherine L. Williams Independent Audit Committee Financial Expert Age: 60 Residence: Calgary, Alberta, Canada Director Since: March 2009				Catherine L. Williams has been a Managing Director of Options Capital Limited, a private investment company, since 2007. From 2003 to 2007, Ms. Williams was Chief Financial Officer for Shell Canada Limited, a subsidiary of Royal Dutch Shell. From 1984 to 2003, Ms. Williams held various positions with Shell Canada Limited, Shell Europe Oil Products, Shell Canada Oil Products and Shell International. Prior to 1984, Ms. Williams was a financial analyst for Nova Corporation and previously held various positions with the Bank of Canada. Ms. Williams currently serves as a director for Enbridge Inc., for which she is also a member of the Audit, Finance and Risk Committee and the Human Resource and Compensation Committee, of which she is Chair. In September 2009, she joined the Board of the Alberta Investment Management Corporation (“AIMCO”), an Alberta crown corporation which manages $69 billion in pensions, endowments and government funds. She is Chair of the AIMCO Audit Committee. She also serves on the Advisory Board for the Dean of the Business School at Queen’s University. In 2008, she served as a member of the Federal Government Advisory Panel on Canada’s System of International Taxation. She is a graduate of the University of Western Ontario and Queen’s University.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee
6 of 6	100%	Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 11, 2011		Enbridge Inc. (TSX; NYSE)
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
7,143	—	$310,935		None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
115% See page 71 for director stock ownership guideline information.				Financial expertise; senior leadership; IT/technical; public company board; and, international expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act does not apply because we are a foreign private issuer under U.S. securities laws. Our officers and directors are required to file reports of equity ownership and changes of ownership with the Canadian Securities Administrators and do not file such reports under the Exchange Act.

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

Audit Committee

The current members of the Audit Committee are Mr. Endres (Chair), Mses. Greene and Williams, and Messrs. Lees and Osborne, each of whom is independent under our Independence Requirements (as defined below under Item 13 – “Director Independence”), which incorporate the listing standards of the New York Stock Exchange (“NYSE”) and the requirements of Canadian securities laws. The Board of Directors has determined that all current Audit Committee members are financially literate and that Messrs. Endres and Osborne, and Ms. Williams, are “audit committee financial experts,” as such term is defined by applicable U.S. securities laws. The Audit Committee met four times during 2010. Executive sessions comprised only of the independent directors who were members of the Audit Committee were held at each of those meetings.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in our management proxy circular related to our annual meeting to our shareholders and have filed it through the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, our management proxy circular has been furnished to the SEC on Form 8-K. As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation complies with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We do generally attempt to comply with the spirit of the U.S. proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure, with the exception that we have determined to monitor and follow the development of say on pay practices in Canada and, therefore, will not adopt the U.S. say on pay advisory vote on executive compensation in 2011 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

All dollar amounts included in this Item 11 are in Canadian dollars, unless otherwise expressly stated to be in U.S. dollars.

Human Resource and Compensation Committee

The current members of the Compensation Committee are Mr. Sales (Chair), Mses. Atkins and Greene, and Messrs. Iacobucci and Lederer, each of whom is independent under our Independence Requirements. Additionally, each director satisfies the requirements of “non-employee directors” under Rule 16b-3 of the Exchange Act and of “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended, as required by our Independence Requirements. The Compensation Committee met seven times during 2010. As required by the Committee’s Charter, executive sessions comprised only of the independent directors who were members of the Compensation Committee were held at each of those 2010 meetings.

The Compensation Committee oversees and administers our executive compensation programs for our named executive officers and determines all elements of their compensation, other than for our Executive Chairman and Chief Executive Officer (CEO), for whom compensation amounts are determined by the Board upon recommendation from the Compensation Committee. Commencing in early 2011, the Compensation Committee also assumed responsibility for determining all elements of compensation for all “executive officers” designated by the Board and for any other officers that report directly to the CEO. This is consistent with the Committee’s accountability for review and approval, in advance, of any employment, change in control, or severance arrangements extended to any executive officers or officers that report directly to the CEO. The Committee’s recommendations regarding CEO and Executive Chairman compensation are made, as required by the Committee’s Charter, in executive session.

The Executive Chairman provides input to the Compensation Committee and Board regarding the CEO’s compensation, and the CEO provides input to the Compensation Committee regarding the compensation for the remaining named executive officers, other than the Executive Chairman. The “Compensation Discussion and Analysis” in this Form 10-K/A also includes a description of the role that other members of our senior management play in determining executive compensation and a description of the services provided by the Compensation Committee’s independent compensation consultant, currently Meridian Compensation Partners, LLC. The Compensation Committee is also responsible for the annual Compensation Committee Report to be included in our proxy circular and for making recommendations to the Board for the implementation of incentive compensation or bonus plans, equity-based plans, and other benefits, policies, and practices for our executive officers.

In order to carry out the responsibilities set forth above, the Compensation Committee:

•	reviews and approves the annual financial and business goals and objectives established by the CEO, which are aligned with the Board’s expectations;

•	evaluates the performance of executive officers in light of these goals and objectives;

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

The Compensation Committee also considers and reports at least annually to the Board on Board compensation matters and annually reviews the terms of and compliance with our stock ownership guidelines for directors and officers. The Compensation Committee may delegate its responsibilities to subcommittees if it determines such delegation would be in the best interest of our corporation. The Compensation Committee did not delegate any such duties in 2010. A more detailed narrative of the Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation is set forth below under “Compensation Discussion and Analysis.”

Succession Planning. The Compensation Committee is also responsible for overseeing our annual development and succession planning processes. On an annual basis, succession profiles are created by supervisors for all officers, as well as director-level and other management-level employees. These profiles contain information and data regarding performance assessments, development plans, and succession potential. A thorough calibration within and across teams is conducted for each level of management.

On an annual basis, the Committee reviews the succession plans for each of the executive officer positions, as well as their proposed development plans and, if appropriate, the development plans of their direct reports. The focus for the executive team discussion with the Committee is the identification of short- and long-term successors to the CEO role, and discussion of development plans for the executive team members stemming from the succession planning assessments. For officers and employees below the executive team, their relative potential to assume an executive role and the timeframe within which these individuals would be expected to achieve this level, are discussed. Development plans for these individuals are also reviewed, as noted above. Such development plans may include skill-development or leadership-development programs, coaching and mentoring, stretch assignments, or cross-functional project work, to prepare internal candidates for further advancement within the organization.

In conjunction with the development plans for high-performing talent, management discusses with the Committee additional programs, support, and/or assistance for incumbents that may be needed to address any positions for which immediate successors were not identified. In certain cases, management and the Committee consider whether external candidates would be appropriate to fill any such positions. Leadership development has been a particular focus of the corporation for several years at all officer levels within the organization. This focus supports the Board’s commitment to solid succession planning processes and development of the corporation’s high-performing talent.

Compensation Committee—Interlocks and Insider Participation. There were no reportable interlocks or insider participation affecting the Compensation Committee during 2010. That is, none of the current members of the Compensation Committee are or have been officers or employees of our corporation or any of its subsidiaries; and, none of our executive officers served on the board of directors or compensation committee of another company or organization of which one of whose executive officers served on our corporation’s Board of Directors or Compensation Committee.

Compensation Committee Pre-Approval Policy. In May 2010, our Compensation Committee adopted a policy governing the pre-approval of independent compensation consultant services and fees, generally similar to the manner of operation of the policy governing the Audit Committee’s pre-approval of services and fees of the corporation’s independent auditor. The policy requires that, each year, the Committee’s independent consultant develop and provide to the Committee a project plan setting forth the known or anticipated services to be performed over the succeeding year, together with an estimate of the fees (or, expected budget) associated with such services. In addition, under the policy, the Compensation Committee approves the specific terms of the independent consultant’s engagement annually.

Human Resource and Compensation Committee Report

The Human Resource and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in the proxy circular with management of our corporation and, based on such review and discussion, the Human Resource and Compensation Committee recommended to the Board of Directors that the information set forth under “Compensation Discussion and Analysis” below be included in the proxy circular and in our corporation’s Form 10-K/A to be filed on or about March 25, 2011, which will amend our corporation’s Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC on February 25, 2011.

Respectfully submitted,

Human Resource and Compensation Committee

Wayne C. Sales, Chair

M. Shan Atkins

Moya M. Greene

The Hon. Frank Iacobucci

John A. Lederer

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes and explains our executive compensation philosophy, principles and programs for the named executive officers (“NEOs”) who include: the President and Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”); and, the three next most highly compensated members of our executive management team.

The information is provided under the following main headings:

	Page		Page
Executive Summary	19	Executive Benefits and Perquisites	32
		NEO Compensation Determinations for 2010	33

• 2010 quantitative and qualitative results impacting compensation determinations		• NEO 2010 base salary and target short- and long-term incentives

Compensation Philosophy	20	Impact of 2010 Performance on 2010 NEO Compensation	35

• fundamental objectives of our compensation philosophy and the extent to which they have been satisfied		• 2010 target performance objectives and adjusted actual results

General Compensation Principles and Guidelines	21	NEO Compensation Determinations for 2011	38

• guiding principles used by the Compensation Committee in making compensation determinations		• NEO 2011 base salary and target short- and long-term incentives
Compensation Review Process	21	Written Change in Control (Employment) Agreements and Post-Employment Covenants	41

• explanation of the respective roles that executive officers and senior management, external independent compensation consultants and the Compensation Committee have in making compensation determinations • details of the 2010 comprehensive executive compensation study • other tools and factors utilized by the Compensation Committee in compensation determinations		Governance Policies and Related Items • share ownership guidelines for executive officers • risk-taking analysis • “double trigger” provisions in stock incentive plan and change in control agreements • recoupment or clawback policy	42
		Performance Graph	46
		Named Executive Officer Compensation—Alignment to Corporate Performance	47

Benchmarking and Comparator Group Considerations	23	• 5 year cumulative total shareholder return performance and comparison of aggregate NEO compensation to operating income performance
Tools and Additional Factors Considered	25
2010 Compensation Program Components	27
Retirement Benefits	31	Appendix A	49

Executive Summary

2010 compensation for our NEOs was impacted by the following items:

•

Despite the difficult economic and competitive environment, the corporation had solid underlying operational performance in 2010. Other substantial, qualitative objectives that are directly aligned to our long-term strategic plans were also achieved.

•

Significant events occurred in the second half of 2010, including the sale of our 50% joint-venture interest in Maidstone Bakeries and our withdrawal from southern New England (“SNE”). The Compensation Committee determined that adjustments should be made to the actual results for determining executive compensation to eliminate the impact of these events on performance-based compensation, primarily because the sale of Maidstone Bakeries was a large, unexpected gain that would provide executives with a disproportional compensation benefit. The withdrawal from SNE, while having a significant negative impact in the latter half of 2010, resulted in improvements in underlying operational performance of the U.S. business commencing in the fourth quarter of 2010. For additional detail regarding the impact of 2010 performance and these two adjustments on executive compensation, as well as certain other changes approved by the Compensation Committee, see “Impact of 2010 Performance on 2010 NEO Compensation.” A complete reconciliation outlining all adjustments to operating income, or earnings before interest and taxes (“EBIT”), and Net Income is set forth on Appendix A.

•	The corporation exceeded targeted performance of our EBIT and Net Income performance objectives after the adjustments described above and certain other adjustments were made, as follows:

	2010 Performance Objective at Target	Adjusted Actual Results (as described above)
EBIT	$534.5 million	$541.6 million (101% of Target)
Net Income	$347.4 million	$351.1 million (101% of Target)

Adjusted EBIT and Net Income, set forth above, resulted in our performance-based compensation, short-term incentive (annual cash incentive) and the long-term incentive (performance-conditioned restricted stock units or “P+RSUs”), paying out at 105% of target. For details on the relationship between targets, performance and payouts, refer to the “Impact of 2010 Performance on 2010 NEO Compensation” section of this CD&A.

Compensation determinations for 2011 were impacted by the following:

•

results of a comprehensive compensation study conducted in 2010 that involved a comparative assessment of compensation for executive officers against certain peer companies, as well as a review of our compensation philosophy, principles, and certain elements of our executive compensation programs;

•

as a result of the compensation study, among other considerations, it was determined that an increase to CEO compensation was warranted to better align CEO compensation with the corporation’s compensation philosophy and general market conditions, to reflect the conclusion of the transition (effective in 2010) of responsibilities and accountabilities with our Executive Chairman, and to recognize Mr. Schroeder’s continued strong performance, skills and experience. For further information relating to 2011 compensation determinations for the CEO, as well as the other NEOs, see “NEO Compensation Determinations for 2011” in this CD&A;

•

actual performance against 2011 target EBIT and Net Income will determine the annual cash incentive, and EBIT will continue to be the 2011 performance objective for the long-term equity incentive compensation; and,

•

the annual cash incentive and the long-term equity incentive grant will continue to be based on annual targets, primarily because our corporation’s relatively short business cycle makes a shorter performance period more effective in linking compensation to performance.

Compensation Philosophy

The Compensation Committee has adopted a compensation philosophy that reflects the Tim Hortons culture and the most significant goals for our executive compensation programs. Our compensation philosophy also includes the Committee’s approach to, and analysis of, risks associated with our compensation programs.

The fundamental objectives of our philosophy are as follows:

•

aligning the interests of our shareholders and NEOs by implementing compensation programs that tie a substantial majority of total executive compensation to business performance (pay-for-performance) and that support prudent risk oversight; and,

•	attracting and retaining high-performing executive officers to drive the continued achievement of strong company results and sustainable success in the future.

Extent to Which Our Compensation Programs Satisfied the Objectives of Our Philosophy

Under the current executive compensation programs, a substantial portion (over 70%) of our NEOs’ compensation is performance-based and not guaranteed (commonly referred to as “pay-at-risk”). Notwithstanding the challenging business conditions in 2010, our key financial performance objectives of EBIT and Net Income were exceeded. The Compensation Committee also considered the substantial achievement of other, qualitative business objectives and goals set at the beginning of the year that are aligned with our four-year strategic plan and, therefore, considered to be instrumental in driving our long-term success (for details refer to “Performance of Business Goals and Objectives” in this CD&A). As a result, the Committee has concluded that the interests of the executive team are closely aligned with the interests of our shareholders.

There has been a high degree of stability within the Tim Hortons executive team over the past several years. The five NEOs as a group have a combined total of over 80 years of service with Tim Hortons and have held different positions and been promoted to increasing levels of responsibility over their respective tenures. Based on the limited number of changes over an extended period of time, the Compensation Committee has concluded that the current executive compensation programs are an effective component of our talent retention efforts for NEOs.

General Compensation Principles and Guidelines

To further the objectives of our philosophy, the Compensation Committee uses the following principles to guide its executive compensation determinations:

•

as one factor to be considered, the Committee compares our executive officer compensation to the 75th percentile of total compensation of our selected comparator group as a reference point against which to benchmark our compensation levels;

•

approximately 70% of the total compensation for our NEOs, with a higher proportion for the CEO, will be “pay-at-risk” in the form of performance-based compensation (annual cash incentive and long-term incentives) and, therefore, actual compensation may vary from the target, based on performance;

•

base salaries, intended to provide a stable source of income for our executives, are generally targeted at the 25th percentile of our selected comparator group, consistent with our pay-for-performance philosophy;

•	short-term cash incentive awards will remain a significant element of executive compensation and will continue to be subject to the achievement of established performance objectives;

•

long-term equity incentive compensation will constitute a significant component of executive compensation, with the CEO’s compensation more heavily weighted to long-term equity incentive compensation than the compensation for the other NEOs; the type of long-term equity awards granted will continue to reflect our pay-for-performance philosophy; and,

•	the Committee monitors market and executive compensation trends and, when appropriate, makes changes to our compensation plans and policies that are appropriate for the corporation.

Compensation Review Process

The Compensation Committee is responsible for determining and making recommendations to the Board with respect to executive compensation. In doing so, it considers input from executive officers and other senior management and, at the

Committee’s discretion, independent advisors. The following provides an overview of the process by which the Committee receives relevant information and ultimately makes compensation determinations:

Executive Officers and Senior Management	Independent Advisor	Compensation Committee

•         Executive Chairman provides input regarding CEO compensation and insight regarding determinations impacting the other executive officers.

•         CEO participates in compensation decisions with respect to his direct reports, which include the other NEOs and executive officers.

•         Senior Vice-President Human Resources and other senior management provide input on compensation levels and mix, compensation policy, programs and administration as well as supporting analysis (e.g., tally sheets and other tools) utilized in setting compensation.

•         Benchmarks executive officer compensation against comparator group(s).

•         Updates the Compensation Committee on best practices and emerging trends in executive compensation.

•         Provides other data, analysis and general information and advice to the Compensation Committee on executive compensation, including with respect to information and recommendations provided by senior management.

•         Establishes annual performance objectives and payout targets for performance-based executive compensation programs.

•         Determines appropriate comparator group(s) to benchmark compensation against.

•         Reviews and recommends to the Board compensation for the CEO and Executive Chairman.

•         Determines compensation for the other NEOs and executive officers.

•         Recommends to the Board material terms of annual incentive plans, equity-based plans and other benefits for executive officers.

Executive Officers and Senior Management Involvement

Our CEO participates in the compensation process, particularly with respect to the officers who report directly to him (which include the other NEOs and other executive officers). The CEO provides input to the Compensation Committee on all elements of total compensation for these officers. The CEO’s views in this regard are considered critical due to his direct day-to-day involvement with the executive officers, as a result of which he is in the best position to effectively assess their performance and achievement of business goals and objectives. The CEO’s assessment includes an annual review of the extent to which such officers may be short- or long-term successors to the CEO role and whether successors are available for direct-report roles to the respective executive officers. See “Human Resource and Compensation Committee” for additional detail regarding the corporation’s succession planning process and programs. The CEO also provides the Committee with commentary on information and analysis provided by the Committee’s independent consultant, as well as on the proposals, data, and analysis provided by the Senior Vice-President, Human Resources and other members of senior management on compensation programs, plan design, awards, costs, participation criteria, past practices, and various other compensation matters.

The Executive Chairman provides input to the Compensation Committee regarding the performance and compensation of the CEO, as well as insight and input regarding all other significant compensation determinations that affect the NEOs, other executive officers and the corporation at large. The Executive Chairman also shares his views regarding succession planning for the CEO role (and CEO direct-report roles) with the Committee.

Independent Compensation Consultant

The Compensation Committee has the discretion to retain, at the corporation’s expense, independent counsel or other consultants or advisors necessary to assist the Committee. Since 2006, the Committee has engaged Hewitt Associates

(“Hewitt”) and subsequent to the partial spinoff of its executive compensation practice in October 2010, Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant. In this role, Meridian generally provides one or more of the following services:

•	market data and analysis required by the Committee;

•	independent evaluation of proposals, data, and analysis prepared by our senior management; and,

•	commentary on executive compensation principles, trends, and best practices.

In the course of performing services, Meridian receives instructions from and consults on a regular basis with the Committee Chair and senior members of our Human Resources Department. While the Compensation Committee takes the information and advice provided by Meridian into consideration, the Committee is ultimately responsible for their decisions and recommendations to the Board.

None of our directors or NEOs has any affiliation or relationship with Meridian. During 2010, Meridian did not provide any services to us (nor did Meridian receive any payments for services), other than those services provided directly to, or reviewed and approved by, the Compensation Committee. Meridian/Hewitt were paid $189,493 in fees for services rendered to the Committee during 2010, which included the compensation study. In 2009, fees paid to Hewitt were $79,045. The Committee reviews fees paid to the consultant at least annually, in comparison to fees for prior years.

In May 2010, the Committee implemented a pre-approval policy identifying the procedures for approving all services to be performed by the compensation consultant in advance, as well as the corresponding fees for such services, with the objective of confirming that such services would not impair the compensation consultant’s independence. In accordance with this policy, the Committee has direct responsibility to retain, compensate and oversee the services performed by the consultant. In light of the foregoing policies and established practices, the Committee considers its compensation consultant to be fully independent of management of the corporation.

Compensation Committee

The Compensation Committee oversees and administers the compensation programs for our executive officers, including the NEOs, and determines all elements of their compensation, other than for the Executive Chairman and CEO, whose compensation is determined by the Board after its consideration of recommendations from the Committee. The Committee is also responsible for making recommendations to the Board for the implementation of annual incentive plans, equity-based plans, and other benefits, policies and practices applicable to executive officers. To meet these responsibilities the Committee:

•	reviews annual financial and other business goals and objectives established by the CEO and evaluates the performance of the NEOs and other executive officers against these goals and objectives;

•	establishes performance objectives and payout curves for the annual cash incentive and long-term equity compensation plans;

•	makes award and grant determinations under equity compensation plans; and,

•	monitors governance, best practices and trends in executive compensation.

See “Human Resource and Compensation Committee” for additional information on the Compensation Committee’s responsibilities.

Benchmarking and Comparator Group Considerations

Benchmarking data has been used by the Committee as one of many tools to confirm whether executive compensation is consistent with our compensation philosophy and guidelines and, from time-to-time, when making certain other discrete compensation determinations. The Compensation Committee considers benchmarking, or comparison of our compensation programs and respective levels of compensation to those of other similarly situated peer companies, as an important factor in setting total (and respective elements of) compensation for our executive officers at competitive levels. The first such use of benchmarking as a tool for this purpose was in setting 2008 compensation for our executive officers, including the NEOs, based on the results of the comprehensive compensation study undertaken on our behalf by Hewitt in 2007. The Committee’s current intent is to conduct a comprehensive compensation study every two or three years.

In early 2009, the Committee decided, based on the state of the North American economy at that time, to postpone undertaking a compensation study until 2010 and also that changes would not be made to executive compensation for 2009. In undertaking comparative analysis in setting 2010 compensation for the NEOs, the benchmarking data from the 2007 study was updated to reflect recent market developments, such as percentage increases in base salary and short- and long-term compensation. The Committee considered the results of this analysis compared to its compensation philosophy and guidelines, among other factors, in establishing 2010 compensation for the NEOs.

To assist in setting 2011 compensation for our executive officers, a comprehensive compensation study was undertaken in 2010 on our behalf by Meridian/Hewitt. The comparator groups were reviewed by the Compensation Committee prior to the study and changes were made to the companies so that they continued to represent the most appropriate and relevant comparators. For the 2010 study, the Committee attempted, where possible, to include more companies in the food and beverage, retail and consumer product industries, to better reflect the types of companies with which Tim Hortons competes for talent. The study involved a comparative assessment of compensation for our executive officers against the selected peer companies, the analysis of which took into consideration the size of our corporation (and those in the comparator groups), our compensation philosophy and principles, and executive compensation program design features. The Committee plans to undertake a further review of certain plan features in 2011.

As expected, the compensation study supported the general market practice of establishing different levels of total compensation depending on the functional area of responsibility of the executive. The study further supported an increase in the percentage of “pay-at-risk” since the prior compensation study in 2007, primarily in long-term incentive pay. The Committee’s consideration of the study, along with other factors, resulted in several changes to executive compensation for 2011, as described under “NEO Compensation Determinations for 2011.”

Listed below is the Canadian comparator group used for the 2010 comprehensive compensation study. Some companies from the 2007 study were not included due to either their decision not to participate in the 2010 study or the corporation’s decision not to include them generally because they did not reflect as close a match to the corporation as other companies that were identified for the new study. As mentioned above, several new companies were added in 2010. These are noted in the table below with an asterisk. The Canadian comparator group was the primary market reference used by the Committee in making the 2011 compensation determinations.

2010 Canadian Comparator Group	Companies Not Included in 2010 Compensation Study, but Included in 2007 Study

Boston Pizza International

Canada Bread Company Ltd.*

Canadian National Railway Company

Canadian Tire Corporation

Canfor Corporation

Cara Operations Ltd.*

Cineplex Entertainment LP *

Finning International Inc.

General Mills Canada Ltd.*

Home Depot Canada Inc.

Hudson’s Bay Company

Loblaw Companies Limited

Lowe’s Companies Canada, ULC *

Maple Leaf Foods Inc.

McDonalds Restaurants of Canada Ltd.

Molson Coors (Canada) Ltd.*

PepsiCo Foods Canada *

Priszm Brands Income Fund

Quebecor Inc.

Reitmans (Canada) Limited

Rogers Communications Corp.

Rogers Cable and Wireless Inc.

RONA Inc.*

Sears Canada Inc.

Shoppers Drug Mart Corp.

Starbucks Coffee Canada

TELUS Corporation

Wal-Mart Canada Corp. *

Winners Merchants International LP *

Abitibi Consolidated Inc.

Best Buy/Future Shop

HSBC Bank

Imperial Tobacco Canada Ltd.

Indigo Books & Music Inc.

McDonald, Dettweiler & Associates

MDS Inc.

Metro Inc.

Patheon Inc.

Sobeys Inc.

Staples/Business Depot Canada

The Brick Group Income Fund

Transcontinental Inc.

West Fraser Timber Co. Ltd.

*	Part of 2010 study, but not the 2007 study.

In addition to the Canadian market data for the 2010 study, the Compensation Committee also reviewed compensation for a “blended North American comparator group” that was created by averaging the results of the Canadian comparator group and the U.S. comparator group set forth below. The blended North American data provided a secondary point of reference, primarily for operational roles, in light of our expanding U.S. presence and the growing need to recruit for senior executive talent on a North American basis. The U.S. data includes more public companies from the food and beverage industry due to the availability of large quick service restaurant companies in the U.S., compared to Canada.

U.S. Comparator Group

Abercrombie & Fitch Co.

Ann Taylor, Inc.

AutoZone, Inc.

The Bon-Ton Stores, Inc.

Brinker International, Inc.

Burger King Corp

Campbell Soup Company

Chipotle Mexican Grill, Inc.

Chiquita Brands International, Inc.

Darden Restaurants, Inc.

Del Monte Foods Company

Denny’s Corporation

Dole Food Company, Inc.

Dunkin’ Brands, Inc.

Eddie Bauer LLC

General Mills, Inc.

H.J. Heinz Company

The Hershey Company

Hormel Foods Company

Kellogg Company

Krispy Kreme Doughnuts, Inc.

McCormick & Company, Inc.

McDonald’s Corporation

Molson Coors Brewing Company

Nestle USA

OfficeMax Incorporated

Panera Bread

Papa John’s International

Ross Stores, Inc.

Sara Lee Corporation

Starbucks Coffee Company

Williams-Sonoma, Inc.

Yum Brands, Inc.

Tools and Additional Factors Considered

In addition to benchmarking, the Compensation Committee also considers the following additional tools and factors when making compensation decisions.

Performance of Business Goals and Objectives

In February 2010, before making final compensation determinations, the Compensation Committee undertook a review of our performance compared to the internal financial targets under the short- and long-term incentive programs, as well as compared to the other business goals and objectives for 2009 established by the CEO. The entire executive management team is collectively responsible for the achievement of the annual business goals and objectives and, before compensation determinations are made for the subsequent year, as noted, the Committee evaluates the performance of the executive officers as a group against the prior-year objectives. Performance of these qualitative goals and objectives may also impact compensation for the performance year to which they apply, based on the Committee’s ability to make special compensation awards, which occurred in February 2010 with respect to 2009 performance, and otherwise given the Committee’s ability to make adjustments to payouts under the short- and long-term incentive compensation programs. In addition, in February 2010, the Committee reviewed our performance against a set of standard financial performance measures, such as revenues, same-store sales, operating income, and others, as compared to external quick service restaurants. From these reviews, the Committee concluded that our performance had remained strong in 2009, supporting the 2010 compensation determinations made in February 2010. The Committee undertook a similar review in February 2011 relative to 2010 performance prior to making 2011 compensation determinations for the executive officers.

The CEO presented his 2010 business goals and objectives to the Board in February 2010. These included quantitative objectives, including the internal financial performance measures under the short- and long-term incentive programs, which were based on the four-year strategic plans for Canada, the U.S. and our supply chain that were endorsed by the Board in 2009, as well as non-financial or qualitative objectives that were also aligned with our strategic plans and other general corporate objectives. The 2010 quantitative and qualitative (or general corporate) goals and objectives included, among other things: increasing same-store sales through day-part, marketing and menu opportunities; building our scale and brand in new and existing markets; leveraging our core business strengths; and assessing growth opportunities that complement our core growth strategies. In August 2010, the Board conducted a review to assess mid-year performance compared to the annual goals and objectives to confirm that the corporation was on track to achieve its objectives, and a final review was conducted of full-year performance in February 2011 prior to establishing 2011 compensation.

Tally Sheets

The tally sheets provided by the Human Resources Department are a valuable tool for the Compensation Committee and contain information on all aspects of proposed short- and long-term incentive compensation by setting out each element of target compensation for the upcoming year as well as actual compensation received (and targeted) for the previous five years, including the value of current and previous equity awards, the value of retirement benefits (including contributions under supplemental retirement programs), perquisites, and change in control benefits. The tally sheets enable the Committee to review all elements of executive compensation independently and in the aggregate to confirm alignment with our compensation philosophy and related guidelines when respective elements of (and total) annual compensation is finally determined. Other than the current value of previous grants of option-based awards that are included on the tally sheets, prior option-based awards are not directly taken into account by the Committee when it determines the value of long-term equity incentive compensation for the subsequent year. Tally sheets have also been utilized by the Committee in connection with change in control agreements and in connection with certain other compensation determinations, such as for special awards of restricted stock units and changes in retirement benefits. Tally sheets were used by the Committee in a similar manner to their use in previous years for 2010 and 2011 executive compensation determinations.

Approach to Named Executive Officer Compensation

A fundamental feature of the compensation philosophy and design for our NEOs (excluding the CEO) for years prior to 2011 has been that each would receive substantially the same level of each element of total compensation, except for project-based awards and, historically, retirement benefits. This approach was based on our belief that, regardless of the functional area of expertise of our NEOs, the role of each of these executives was equally critical to our strategic management and decision-making. Accordingly, while the NEOs have independent responsibilities for different areas, they shared accountability for our success as a team. Consistent with this approach, the NEOs were compensated as a team for the achievement of performance objectives established by the Compensation Committee and the other business goals and objectives established annually by our CEO, rather than for achievement of goals specific to their respective areas of responsibility.

While the team approach and behavior is still considered key to our success as an organization, beginning in 2011, the NEOs will be benchmarked and target total compensation will be established based on each individual role. Each of the roles of our NEOs have their own market comparators for base salary and short- and long-term incentive amounts. This approach to setting NEO target compensation is consistent with the results of the 2010 compensation study, and with other roles within Tim Hortons that are benchmarked to similar roles in the relevant market. While the executive management team will still be collectively responsible for the achievement of annual business goals and objectives, their individual compensation will be compared to the external market data for their respective role and adjustments will be made as the Compensation Committee may determine appropriate taking into consideration the role, experience and performance of the individual. For details on the impact of the new approach on 2011 compensation refer to “NEO Compensation Determinations for 2011” provided later in this CD&A.

Internal Pay Equity Analysis

The Compensation Committee believes that internal pay equity analysis is an important tool in assessing whether compensation delivered to the executive officers is appropriate. Before setting compensation for the executive officers, the Committee reviews an internal pay equity analysis illustrating the differential in targeted compensation between the CEO and the NEOs as a group for each of base salary, and short- and long-term incentive compensation targets, to confirm that the differential is appropriate. The Committee also reviews an internal pay equity analysis of CEO compensation against the next highest paid officers at certain of our quick service restaurant competitors to ensure that our differential is generally in line with those of the companies reviewed. Internal pay equity was also a factor considered by the Committee when evaluating and determining compensation for our Executive Chairman in 2010.

In February 2010, the Compensation Committee reviewed the internal pay equity differential between the CEO and the other executive officers when evaluating the increase to the CEO’s target total compensation for 2010. At that time, the

CEO’s internal pay equity differential was 2.3 times that of the other NEOs. The Committee believed that this level of compensation differential was appropriate given the CEO’s enhanced responsibility and accountability for our performance, the larger percentage of risk-based compensation included in the CEO’s compensation package compared to the other NEOs, and because it continued to be consistent with external multiples and our general compensation principles and guidelines. Other than with respect to 2011 compensation for the Executive Chairman, for which internal pay equity was not considered due to substantial decreases in his compensation, internal pay equity analysis was used in a manner similar to prior years for the setting of 2011 NEO compensation.

2010 Compensation Program Components

Overview

Base salary, annual cash incentives, long-term equity-based incentives and retirement benefits are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives.

		Short-term or Annual Cash Incentive	Long-Term Incentives
	Base Salary		Performance- Conditioned Restricted Stock Units (P+RSUs)	Stock Options/SARs	Retirement Benefits
Purpose	Provide a stable source of annual income for our executives	Provide executives with incentive payments for achieving annual performance objectives	Reward participants for performance in relation to achievement of annual performance objectives and provide incentive to create value for the corporation over the long-term, as well as provide a meaningful retention incentive for the corporation	Reward our executives for increases in our stock price over long periods of time (direct alignment with driving shareholder value), as well as provide a meaningful retention incentive for the corporation	Provide a competitive level of retirement savings and reward our executives for continued service

Performance Period	N/A	1 Year	1 Year (prior to grant)	Up to 7 Years	N/A

Vesting Period	N/A	N/A	Cliff vest (30 months after grant)	One-third vesting annually	N/A

Pay-at-Risk Profile*	None	Moderate	Moderate/High	High	Low

*	Determined based on consideration of the plan design features of each compensation plan or program.

The table below shows the relative mix of the targeted executive compensation components for 2010, and the achievement of our objective of delivering pay-for-performance compensation by maintaining a substantial portion of executive pay-at-risk, with base pay representing a fairly low percentage of overall compensation. For a discussion of actual executive compensation delivered for 2010 and portion of pay-at-risk, see below under “Impact of 2010 Performance on 2010 NEO Compensation.”

Executive Level	Base Salary	Annual Cash Incentive	P+RSUs	Stock Options/SARs	Total Portion of Pay at Risk
CEO	22%	30%	24%	24%	78%
Other NEOs	30%	38%	16%	16%	70%

Summary of Each Major Element of Compensation

Base Salaries

Our executive compensation philosophy provides, as a guideline, that base salaries for the executive officers will be set at approximately the 25th percentile of the applicable comparator group. The CEO’s base salary has historically been set below the 25th percentile of the Canadian comparator group. Reflective of our team approach to compensation for the NEOs (other than the CEO), in 2010, we maintained base salaries of the NEOs at approximately the 25th percentile of base salaries of the average comparable executive officer positions (as a group) of companies in the 2007 Canadian comparator group. This level of base salary is consistent with our philosophy of weighting compensation heavily towards performance-based awards, such that the level of our total compensation is largely based on the corporation’s performance, while also providing our executives with a stable source of annual income.

Short-Term Incentives (or Annual Cash Bonus)—the Executive Annual Performance Plan

Our short-term (annual) incentive compensation program for the executive officers is known as the Executive Annual Performance Plan (or “EAPP”). Awards under EAPP are “at risk” because the corporation must achieve annual financial performance objectives established by the Compensation Committee in order for the executive officers to receive any payments under the EAPP. The Committee believes that the annual cash incentive award should constitute a substantial portion of executive compensation to support our “pay-for-performance” philosophy and because our business tends to work on shorter performance cycles, thus making annual incentive awards effective at matching compensation to our performance. Additionally, given the relatively low level of our executive base salaries, we require strong short-term cash incentive compensation to retain, motivate, and attract talented executives.

Since 2009, the two performance objectives for EAPP have been operating income, or EBIT, as to 75% of the award, and Net Income, as to 25% of the award. The Compensation Committee believes that EBIT best reflects the financial health and performance of our business and also is a key performance measure used by other quick service restaurant companies (allowing for comparability of performance generally). The Committee also believes that Net Income is an appropriate measure as it reflects overall earnings performance and requires management to be responsible for, and manage every line item on, our Consolidated Statement of Operations. Additionally, in making its decision regarding the appropriate performance objectives, the Committee also considered the following factors relative to EBIT and Net Income:

•	each executive officer believes that they can meaningfully contribute to the achievement of these performance objectives;

•	maintaining the consistency of the objectives over a number of years allows for more accurate measurement and comparison of, and reward for, the desired performance from year-to-year;

•	EBIT is used in our incentive plans for other employees, and thus, the interests of our entire organization are aligned to achieve the same goals; and,

•	they are not overly complex metrics and are easily understood, providing for clear “line-of-sight.”

Each year, the Compensation Committee establishes a payout curve with “target,” “threshold,” and “maximum” amounts, and incremental amounts between “threshold” and “maximum,” for the EBIT and Net Income performance objectives. Payouts range along the curve depending upon our financial performance against the targets, with payouts corresponding to incremental performance above or below target performance. Since February 2009, the same payout curve has been utilized, with the following threshold and maximum payouts. The EBIT payout curve that applies to the short-term incentive program also applies to the long-term P+RSU program.

Level	EBIT/Net Income Performance	EAPP Payout
Maximum	110% or greater than target objective	150% of target payout

Target	100% of objective	100% of target payout

Threshold or Minimum	Lesser of: (1) i) 90% of the current-year target objective ii) actual, prior-year EBIT or Net Income, as may be adjusted(2)	50% of target payout

Below Threshold/Minimum	Below threshold/minimum performance	No payout

(1)	Setting threshold at the lesser of 90% of current year target and actual prior year (as may be adjusted) EBIT and Net Income, recognizes that performance should be rewarded during difficult years, such that if prevailing macro- economic and business conditions affected achievement of targeted performance objectives disproportionately, but the corporation nonetheless achieved or exceeded prior-year actual results, then payouts should be made.

(2)	The Committee may make adjustments to actual EBIT/Net Income results for comparison to performance against the established performance objectives under the EAPP program, as it may determine at its discretion, either prior to or after the end of the performance period. Unless the Committee was to determine otherwise, the adjustments applied to the EBIT results under the EAPP also apply to the EBIT results under the P+RSU program.

Achievement of EBIT Performance Objective. As described herein, EBIT performance is the primary driver of performance-based compensation under the EAPP and P+RSU programs. For the five years prior to and including 2010, we generally met the target amounts for EBIT performance, as may have been adjusted in accordance with the terms of the EAPP, but we did not achieve the maximum objectives. Between 2006 and 2010, inclusive, our EBIT performance ranged from 95.9% to 101.7% of target. The Compensation Committee believes that the EAPP effectively continues to deliver short-term incentive compensation in a manner consistent with our compensation philosophy. See below under “Named Executive Officer Compensation—Alignment to Corporate Performance.”

Long-Term Incentives

Consistent with our compensation philosophy, equity-based incentive compensation granted under our Stock Incentive Plan constitutes the largest part of the CEO’s total compensation and a significant portion of the total compensation for our executive officers. Our equity incentive awards are generally intended to accomplish the following main objectives:

•	align our financial and share price performance with the level of compensation realized by the executive officers;

•	foster the long-term retention of the executive officers;

•	assist in building share ownership of the executive officers to increase alignment with long-term shareholder interests;

•	focus on the execution of longer-term strategic plans which are embedded as part of our annual financial and non-financial goals and objectives;

•	attract and motivate key employees;

•	reward participants for performance in relation to the creation of shareholder value; and,

•	deliver competitive levels of compensation consistent with our compensation philosophy.

Currently, our long-term equity incentive compensation consists of performance-conditioned restricted stock units, or P+RSUs, and stock options with tandem stock appreciation rights, or “SARs.” The P+RSUs and options/SARs each represent 50% of the total value of the target long-term equity incentive awards. This mix strengthens the link between pay and performance and, therefore, is more consistent with our compensation philosophy and more effectively aligns our executives’ interests with those of our shareholders than reliance on just one type of equity award. The Compensation Committee believes that the use of these types of awards also supports our executive retention objective by providing both medium-range (P+RSUs) and long-term (options/SARs) incentives.

Both the P+RSUs and options/SARs grants are based on specific dollar values. The actual number of P+RSUs granted is determined by dividing the dollar value of the award by the closing price of our common shares on the Toronto Stock Exchange (“TSX”) for the trading day immediately preceding the grant. The number of options/SARs to be granted is determined by dividing the dollar value of the award by the option value calculated using the Black-Scholes valuation methodology. The Compensation Committee believes that a value-based approach to long-term incentive grants is more appropriate than a fixed-number grant because the initial dollar value of the P+RSUs and options/SARs is fixed on the date of grant and, therefore, the number of P+RSUs or options/SARs awarded is equal to the amount of compensation the Committee had determined to award on the grant date. For additional detail, see Notes (2) and (3) of the Summary Compensation Table under “Executive and Director Compensation.”

P+RSUs. The annual level of P+RSUs awarded is dependent upon the achievement of performance targets in the fiscal year prior to the year of grant. Upon the performance conditions being met, P+RSUs are awarded as standard, time-vested restricted stock units which vest in 30 months (i.e., “cliff” vest) and have dividend equivalent rights (“DERs”). No DERs accrue during the performance period for P+RSUs. DERs begin to accrue only after the performance condition is satisfied and P+RSUs are granted.

In February of each year, the Compensation Committee sets the performance objectives for P+RSUs to be granted in the following year. Based on the same factors considered in establishing the performance measures for our annual cash incentive (the EAPP), the Committee considers operating income, or EBIT, as to 100% of the award, to be the most appropriate performance objective for the P+RSUs grants. The level of P+RSUs granted is based on a one-year performance target, rather than multiple year targets, primarily because our relatively short business cycle makes a shorter performance period more effective in linking compensation to performance. Because the P+RSUs “cliff” vest, they also have a strong retention component. See above under “Summary of Each Major Element of Compensation—Short-Term Incentives (or Annual Cash Bonus)—the Executive Annual Performance Plan” for a discussion of (i) the relevant payout curve for the P+RSU program, and (ii) the achievement of the EBIT performance objective for purposes of P+RSU payouts. Prior to the alignment of the EBIT performance curve for the EAPP and P+RSU program, it was possible for an executive to receive an EAPP payout and not a P+RSU award. This occurred in 2008 when EBIT performance was 95.9% of target and 96% was the “threshold” performance objective required for a P+RSU award to be granted.

The Committee’s established administrative practice is that P+RSU awards are backward-looking in terms of satisfaction of the performance target as a pre-condition to the grant, with the level of performance against the payout curve determining the level of grant. P+RSUs are forward-looking, however, in that they have a 30-month “cliff” vesting schedule, which, absent certain exceptions, effectively requires a forward service period of 30 months prior to vesting and settlement. Based on these considerations, the actual grant reflects the amount of long-term equity compensation established for the executive immediately prior to the grant date. This includes the impact of any adjustments to long-term incentive compensation (upward or downward) that occurred after the end of the prior-year performance period.

Options/SARs. Stock options with tandem SARs are designed to reward our executive officers for increases in our stock price over long periods of time. Issuing options with SARs in tandem provides the option holder with the choice of receiving either our common shares (by exercising the option) or cash (by exercising the SAR), in each case with the value dependent upon the price of our common shares at the time of exercise. Upon the exercise of options, the related SARs will be surrendered to the corporation and cancelled to the extent of the number of options exercised. Upon the exercise of SARs, the related options will be surrendered to the corporation and cancelled to the extent of the number of SARs exercised. The options/SARs vest in equal proportions over three years and expire after seven years; however, the term is shortened upon death, disability, retirement, or termination. Additionally, because of their completely forward-looking nature, they may provide longer-term incentives in years when our performance results in lower (or no) short-term cash incentive or P+RSUs awards. Options/SARs represent alignment with shareholder interests as they have no value if our share price does not increase (unlike RSUs and P+RSUs), but will increase (or decrease) in value directly in relation to increases (or decreases) in our share price.

All equity awards will be made in accordance with our equity grant and settlement policy. Refer to the “Governance Policies and Related Items” section of this CD&A for additional details regarding this policy.

Retirement Benefits

Our retirement plans are designed to provide a competitive level of retirement savings to executive officers and to reward them for continued service with us. The retirement program for our executive officers consists of our defined contribution pension plan (“DCPP”), which covers all full-time employees, and our Personal Supplemental Executive Retirement Savings Plan (the “Savings Plan”), which covers executive officers and certain other members of management.

Defined Contribution Pension Plan

We do not maintain or otherwise contribute to any defined benefit or other actuarial plans for the executive officers. All of our Canadian employees, including the executive officers, are required to participate in our Canadian DCPP after they have completed 12 months of continuous service with us. Employees are required to contribute to the DCPP an amount equal to 2% of base salary, and we contribute an amount equal to 5% of base salary. Participants may also make voluntary additional contributions, which we will match up to a maximum of an additional 1% of base salary. All contributions made under the DCPP are subject to legislated maximum limits (for 2010, $22,450 per individual in the aggregate for both employer and employee contributions). Although a participant’s contribution to the DCPP vests upon enrollment, our contributions do not vest until the participant has completed two years of service with us. Vested amounts may be withdrawn prior to retirement if the employee ceases to be employed by us and otherwise in accordance with Canadian laws and regulations governing the registered pension plan.

Personal Supplemental Executive Retirement Savings Plan

Effective January 1, 2009, the Savings Plan replaced the Supplemental Executive Retirement Plan (“SERP”), which was initially implemented when the corporation was owned by Wendy’s International, Inc. This decision was based on the change in circumstances that occurred since the establishment of the SERP, including the costs and administrative burden of maintaining the SERP at its established contribution levels, which were considered over-competitive to the market at the higher contribution levels and under-competitive at the lower levels; the changing demographics of senior management over time, including the addition of younger officers with shorter tenures who were disadvantaged by the SERP’s weighting of contributions in favor of age (in addition to tenure); and, certain other limiting features of the SERP’s design. The purpose of the Savings Plan is to provide the participants with additional compensation, which the participants will direct to be held and invested in accordance with the terms of the Savings Plan. Only individuals who are below 69 years of age are eligible to receive additional compensation under the Savings Plan. Participants who have more than three years of service with us are considered vested participants.

Under the Savings Plan, vested participants must direct us to pay compensation received under the Savings Plan to (i) a vested non-registered account, (ii) a Tax Free Savings Account (“TFSA”) or (iii) a Registered Retirement Savings Plan (“RRSP”). These accounts are administered by a third-party financial institution, and the amounts held in such accounts are invested in permitted investments at the direction of the respective participant. The design of the Savings Plan allows the participants to achieve certain tax efficiencies as well as control the investment of their funds in a manner not possible under the SERP. The corporation and participants will agree to pay to, or transfer amounts out of, the vested account upon the occurrence of specified events, including termination, disability or death of a participant, or in certain other circumstances.

Contribution Rates

The Compensation Committee believed it would be appropriate to provide for a one- or two-year transition program under the Savings Plan (depending upon the executive’s prior contribution rate under the SERP) that gradually decreased (or increased) the contribution rate to the 12% rate selected for the Savings Plan. The Committee believed that the transition plan was appropriate given that retirement-benefit compensation of most of our senior officers was being reduced at a time when historical corporate performance had been strong. The Committee also believed it was important to provide reasonable notice to executives so they could adjust their financial planning for retirement, based on the new contribution levels.

Under the transition plan, for 2010, vested participants under the former SERP who were entitled to contributions equal to 22% of base salary plus short-term incentive compensation for the prior year (“Earnings”), less the contributions made by the corporation in respect of the vested participant under its defined contribution pension plan (the “Pension Plan Contribution”), were entitled to a payment under the Savings Plan equal to 15% of Earnings in 2010, less the Pension Plan Contribution. Vested participants whose contribution rates under the former SERP were less than 12% of Earnings were entitled to a payment under the Savings Plan of 12% of Earnings in 2010, less the Pension Plan Contribution. For years 2011 forward, the corporation will make contributions at a rate of 12% of Earnings, less the Pension Plan Contribution for all participants. The contribution rate was selected based on additional data provided by pension specialists at Hewitt who, based on general industry design considerations, confirmed that 12% was a typical contribution rate for these types of programs. The contributions made under the Savings Plan will represent a significantly lower overall cost to the corporation than if the former SERP had remained in place. All annual payments made to participants under the Savings Plan will be subject to applicable tax withholdings. Also, all income earned on permitted investments other than in an RRSP or TFSA, will be taxable annually to the participant.

Vesting Requirements

Until vesting occurs, the Savings Plan contributions will accrue in notional accounts for the respective executives. Vesting occurs once a participant has completed three years of service, or earlier if: a participant dies, becomes disabled, is terminated after the age of 65, a change of control occurs, or in certain other circumstances, including as otherwise determined by the Committee. All of our NEOs are fully vested in the Savings Plan, having met the three-year service requirement.

Executive Benefits and Perquisites

We use limited amounts of executive benefits and perquisites to provide our NEOs with a competitive total compensation package that allows them to focus on their daily responsibilities and the achievement of our objectives. The perquisites provided to the executive officers consist of executive medical benefits, life and accidental death and dismemberment insurance premiums, use of a company car, and personal use of our corporation’s airplane in limited circumstances (the value of all of which, except for the medical benefits, are included as taxable income to the executive). The Compensation Committee does not believe that perquisites and other benefits should represent a significant portion of the compensation package of the executive officers. The amounts reported for perquisites represent the aggregate incremental cost of providing the benefit and not the value of the benefit to the recipient. See the Summary Compensation Table under “Executive and Director Compensation” for additional information regarding the perquisites we provide to our NEOs.

Since May 2007, we have had a policy limiting the personal use of our aircraft by executive officers and directors to the following circumstances: (i) the spouse or partner and other family members (as well as other officers and/or employees) may accompany an executive officer or director who is traveling on our aircraft for a business purpose, if space permits; and (ii) the executive officers, spouses or partners, and other family members, may use the aircraft in the event of medical emergencies or other extreme hardships.

NEO COMPENSATION DETERMINATIONS FOR 2010

The Compensation Committee determined that targeting 2010 total compensation for the NEOs at approximately the 75th percentile of the Canadian comparator group was supported by our historical strong performance and growth over several years. In addition, in February 2010, the Committee believed that establishing an EBIT performance objective for the EAPP and P+RSU programs representing 8% growth for 2010 would require strong performance from all of our executives to meet the objective. Executive compensation discussed below represents amounts established in February 2010 based on the 2010 performance objectives. In addition, based on the established administrative practice previously described, the actual P+RSU award for the NEOs and Mr. House in May 2011 (based on 2010 performance and originally established in February 2010), will be reflective of compensation adjustments made in February 2011. See below under “Impact of 2010 Performance on 2010 NEO Compensation” for additional details, including actual payouts for 2010 compensation.

CEO

Before determining the 2010 target compensation levels for the CEO, the Committee evaluated Mr. Schroeder’s performance over the prior year against our key 2009 financial and business goals and objectives, as well as other factors. This involved a comprehensive performance evaluation process that included input from the Executive Chairman and all other Board members. At the conclusion of this review, the Board determined that Mr. Schroeder’s performance in 2009 was strong.

The Committee considered compensation adjustments for Messrs. House and Schroeder that reflected the transition of roles and accountability. Mr. Schroeder’s compensation for 2010 was evaluated against the compensation paid to Mr. House in his last year as CEO. At that time, Mr. House’s target compensation was just over the 75th percentile of the Canadian comparator group used for the 2007 comprehensive market review. For Mr. Schroeder’s 2010 target compensation, the Committee considered additional market data from a subset of the companies in the Canadian comparator group (as well as certain other companies for which data was readily available), to assess the extent to which targeted compensation for President/Chief Executive Officer positions among our comparator companies had changed over the prior years since the 2007 study. This was done as a means to confirm that the prior compensation for Mr. House that was being proposed for Mr. Schroeder was still appropriate to the market.

Although this data indicated that 2010 CEO compensation at target was higher than reflected in our 2007 study, it also showed that targeted compensation levels for Presidents/Chief Executive Officers had not changed significantly in 2008 or 2009 and, therefore, confirmed that Mr. House’s prior target compensation as CEO was appropriate for Mr. Schroeder’s 2010 target compensation. The Committee also considered that it would be conducting a comprehensive review of executive compensation in 2010, for compensation determinations in 2011, and that significant changes should not be made to Mr. Schroeder’s compensation for 2010 pending the outcome of a more directed and complete review of CEO compensation that would occur for 2011 compensation. Accordingly, the 2010 increase for Mr. Schroeder was also intended to better reflect Mr. Schroeder’s underlying position and responsibilities for the corporation, greater alignment with the Committee’s compensation philosophy, and general market indicators of appropriate President/Chief Executive Officer compensation. As described below, Mr. House’s total compensation was adjusted downward by substantially the same amount as Mr. Schroeder’s was increased, again reflective of the continued transition of roles.

The specific changes to the 2010 target compensation of Mr. Schroeder approved by the Board were as follows: annual base salary of $650,000, representing a $25,000 increase over 2009 base salary; an annual incentive award opportunity under the EAPP of $900,000 at target (increased from $700,000); and, a long-term incentive award under the corporation’s Stock Incentive Plan of $1.4 million at target (increased from $967,000), with 50% delivered in P+RSUs and 50% in stock options/SARs. Under this new arrangement, the total 2010 targeted compensation for our CEO was $2,950,000, of which approximately 78% was “at risk.” From an internal pay equity perspective, the CEO’s 2010 target compensation was approximately 2.3 times that of the remaining NEOs. This was in line with external multiples and slightly lower than the 2.5 multiple when Mr. House was CEO.

Mr. Schroeder’s entitlement to employer contributions under the Savings Plan decreased to $185,886 in 2010 from $201,911 in 2009, in accordance with the lower contribution rate established under the new Savings Plan, as described under “Retirement Benefits—Personal Supplemental Executive Retirement Savings Plan.”

As part of and in consideration of the restated employment and compensation arrangements for 2010, Mr. Schroeder and Mr. House entered into and delivered post-employment covenant agreements containing non-compete, non-solicitation, confidentiality, and related covenants. Their respective change in control agreements were also amended to reflect these additional covenants.

Executive Chairman

For 2010, we are no longer required to report Mr. House as a named executive officer due to the significant reductions in his compensation since 2008. The Compensation Committee believes it is appropriate, at present, to continue to provide details of Mr. House’s compensation on a voluntary basis, however.

It was determined in February 2010 that there would be a further reduction in the level of services to be provided by Mr. House, with the role of the Executive Chairman continuing to focus on the strategic aspects of the business and other duties and responsibilities, but less on management- or officer-related activities. Mr. House also remained accountable for the achievement of 2010 financial and other business goals and objectives, along with the CEO and other executive officers.

Given the uniqueness of Mr. House’s position and qualifications, typical benchmarking tools and market comparisons are unsuitable for assessing his compensation levels. As a result, the Committee utilized other factors in setting his compensation such as: Mr. House’s performance over the prior year against the 2009 EBIT and Net Income performance objectives and the 2009 qualitative business goals and objectives; the 2010 financial and other business objectives presented to the Board by Mr. Schroeder for which Mr. House shared accountability; external market data for executive and non-executive Chairman compensation; and, internal pay equity implications, including the level of Mr. House’s compensation compared to the other NEOs. All of these considerations were reviewed to determine the level of Mr. House’s 2010 target compensation. In making its determination, the Committee gave considerable weight to the significant level of expertise and experience that our Executive Chairman possesses, which is directly relevant and highly valuable to our corporation.

In addition, the Committee also considered the total cost to the corporation of both Mr. House’s and Mr. Schroeder’s roles before setting their respective levels of 2010 target compensation and, as described above, believed that it was appropriate because the increase in CEO compensation was substantially offset by the decrease in the total compensation of the Executive Chairman.

Given the foregoing, the Board approved certain changes to the 2010 target compensation of Mr. House as follows: annual base salary was $350,000 (decreased from $500,000); an annual incentive award opportunity under the EAPP of $200,000 at target (decreased from $500,000); and, a long-term incentive award of $350,000 at target (decreased from $547,645), with 50% delivered in P+RSUs and 50% in stock options/SARs. As a result, the total 2010 targeted compensation for our Executive Chairman was $900,000, of which approximately 61% was “at risk.” Mr. House does not participate in the Savings Plan, but he continues to participate in the DCPP.

Other NEOs

The 2010 compensation determinations for the NEOs, other than the Executive Chairman and CEO, continued to reflect our team-based approach to executive compensation for these officers, which, as described under “Approach to Named Executive Officer Compensation,” resulted in each of them receiving the same level of compensation except for any special performance awards and except for, prior to the end of the transition program for the Savings Plan in 2011, retirement benefits.

Before determining compensation for 2010 for the other NEOs, the Committee considered the corporation’s strong financial performance in 2009, the achievement of our other business goals and objectives, and current trends and initiatives in executive compensation. Based on this review, the Committee believed that increases in base salaries of 3.0% for the other NEOs should be adopted to maintain market competitiveness with the companies in the Canadian comparator group, as mentioned above, and to align our executives with the merit increases provided in 2010 for other employees of the corporation. This represented an increase of $11,000, effective March 1, 2010, and brought their base salaries to $383,500.

With respect to the remainder of the compensation elements (short- and long-term incentives) for the NEOs, the Committee determined that the programs, performance objectives, award amounts, and other elements would remain unchanged for 2010. This determination was further supported by analysis derived from the tally sheets and internal pay equity review described earlier in the CD&A and a review of prevailing market conditions and trends, as well as the fact that the Committee would be conducting a comprehensive review of executive compensation in 2010 for compensation determinations in 2011 and did not want to make substantial changes prior to completion of this study and review. Additionally, maintaining these compensation levels for 2010 for the other NEOs was determined to be appropriate given that the substantial majority of their target total compensation (over 70%), remained “at risk” in 2010. As such, the Committee established an annual incentive award opportunity under the EAPP of $500,000 at target; and, a long-term incentive award of $413,082 at target, with 50% delivered in P+RSUs and 50% in stock options/SARs for the other NEOs for 2010.

Entitlements to employer contributions for the NEOs under the Savings Plan decreased to $116,235 from $125,914 in 2009, with the exception of Ms. Devine whose contribution increased to $89,781 from $62,968, in accordance with the changes to the contribution rates established under the new Savings Plan. See “Retirement Benefits—Personal Supplemental Executive Retirement Savings Plan” for further details.

2010 Target EAPP Payout and P+RSU Grant Ranges Established in February 2010

EAPP. The following table sets forth the payout amounts that were available to be earned under the EAPP by the NEOs for 2010, assuming achievement of the threshold, target, and maximum levels of performance of both the EBIT and Net Income performance objectives along the payout curves:

Named Executive Officer	Below Threshold	Threshold	Target	Maximum
CEO	$0	$450,000	$900,000	$1,350,000
Other NEOs	$0	$250,000	$500,000	$750,000

P+RSUs. The following table sets forth the value of P+RSUs grants, as determined in February 2010, that were available to be earned by the NEOs for 2010, assuming achievement of the threshold, target, and maximum levels of performance of the EBIT performance objective along the payout curves:

Named Executive Officer	Below Threshold	Threshold	Original Target(1)	Maximum
CEO	$0	$350,000	$700,000	$1,050,000
Other NEOs	$0	$103,271	$206,541	$309,812
(1)	See below under “Impact of 2010 Performance on 2010 NEO Compensation” for a discussion of the actual payout amounts resulting from changes in long-term incentive compensation made after the original targets were established and prior to the grant date.

IMPACT OF 2010 PERFORMANCE ON 2010 NEO COMPENSATION

Performance-based or variable pay constitutes the substantial majority of compensation for our NEOs. We deliver short- and long-term incentive compensation through our EAPP and P+RSU programs, respectively. The determination of actual EAPP payouts and P+RSUs awards is made by comparing actual EBIT and Net Income performance against payout curves that have a range of established payouts from minimum to maximum levels, as set forth in the tables immediately above, based on the extent of achievement of the pre-determined EBIT and Net Income performance objectives. We also consider options/SARs awarded to our executives to be “at risk” depending on performance, although we do not have performance pre-conditions attached to our annual option/SAR awards.

EAPP

As discussed above under “NEO Compensation Determinations for 2010,” the Compensation Committee approved the EBIT and Net Income financial performance objectives for 2010 under the EAPP in February 2010. Our target EBIT performance for 2010 of more than 8% above the 2009 adjusted actual EBIT matched the corporation’s consolidated operating budget for 2010, thereby aligning compensation objectives with the Board’s financial performance expectations. The Net Income performance objective at target also aligned with the corporation’s internal budget target. The threshold level for the payout curves was set at 90% of the 2010 target for each of EBIT and the Net Income performance objectives.

As mentioned above, the Compensation Committee may, at any time before the EAPP payments are made, adjust the corporation’s actual results to reflect the effect of specified events, such as stock splits or dividends, special charges, accounting or tax law changes, and other extraordinary events before comparison to the established performance objectives. For 2010, the impact of the following were excluded from EBIT and Net Income to determine EAPP (EBIT and Net Income) and P+RSU (EBIT) awards under the established payout curves. Adjusted EBIT excludes operating income attributable to noncontrolling interests, the gain on sale of our 50% joint-venture interest in Maidstone Bakeries, the allocation to restaurant owners in connection with the sale and other Maidstone Bakeries-related operating income adjustments, and excludes asset impairment and related closure cost charges for the 36 restaurants and 18 self-serve kiosks in the New England region. Adjusted Net Income excludes the impact of: asset impairment and closure costs for the New England region; debt refinancing costs; net after-tax gain on the sale of our interest in Maidstone Bakeries, including the allocation to restaurant owners; and other tax adjustments (made for compensation determinations only). These tax adjustments represent lower tax expense and charges than were originally budgeted. The exclusion of these tax benefits had a negative impact on executive compensation. See Appendix A for Reconciliation of Adjusted Operating Income (EBIT) and Adjusted Net Income, both of which are non-GAAP measures.

With respect to the most significant adjustments, Maidstone Bakeries and the New England region, despite management’s contributions to the initial development and subsequent growth of Maidstone Bakeries over time and the successful navigation of the buy/sell trigger with our former partner of the joint venture, the Committee determined that these adjustments should be made for determining 2010 executive compensation because the sale of our interest in Maidstone Bakeries was a large, unexpected gain that would provide executives with a disproportional compensation benefit; and, the withdrawal from SNE, while having a significant negative financial impact in the latter half of 2010, resulted in improvements in underlying operational performance of the U.S. business commencing in the fourth quarter of 2010. In addition, when looking at excluding the large positive impact of Maidstone Bakeries, the Committee also believed it was appropriate to eliminate the smaller negative impact of our withdrawal from SNE after considering the underlying equities given that, absent the adjustments to EBIT and Net Income for the Maidstone Bakeries sale, the EAPP and P+RSU payouts would have been at the maximum levels. In addition, the adjustments to EBIT were consistent with those made to our publicly released financial results. As described in greater detail and reconciled on Appendix A, adjusted EBIT is a more accurate reflection of the underlying operational performance of our corporation. One of the Committee’s primary objectives in selecting EBIT as the most significant performance objective for both the EAPP (as to 75%) and the P+RSU program (as to 100%) was to incentivize our executives to deliver solid underlying operating results and to drive long-term shareholder value, thereby aligning our executive’s interests with those of our shareholders. See also under “Named Executive Officer Compensation—Alignment to Corporate Performance” for a more detailed discussion of the EBIT adjustments and alignment of performance-based pay with shareholder value.

The following table sets forth the threshold, target, and maximum performance objectives for the EAPP in 2010, and our 2010 actual EBIT and Net Income results, as adjusted:

	Performance Objectives			Adjusted Actual Results* (as described above)	Payout Curve Performance Percentage
	Threshold	Target	Maximum
EBIT (weighted 75%)	$481.0 million	$534.5 million	$587.9 million	$541.6 million	101% of target
Net Income (weighted 25%)	$312.7 million	$347.4 million	$382.1 million	$ 351.1 million	101% of target
*	See Appendix A for Reconciliation of Adjusted Operating Income (EBIT) and Adjusted Net Income, both of which are non-GAAP financial measures.

In early 2011, the Compensation Committee reviewed the extent to which the 2010 performance objectives were achieved, including the adjustments described herein, as measured against the applicable payout curves for both the EAPP (EBIT and Net Income) and P+RSU programs (EBIT). The Compensation Committee authorized the same adjustments to EBIT for purposes of the P+RSU program that were approved for the EAPP, for the same reasons as discussed above. The corporation’s performance reached 101% of the “target” level of EBIT and Net Income performance, respectively, as adjusted. As a result, based on the payout curves established in early 2010, EAPP awards and P+RSU awards were approved by the Committee to be made at 105% of targeted award value, as set forth below.

The following table sets forth the actual payouts under the EAPP made to the NEOs for 2010 performance:

	Actual EAPP Payouts		Actual Payout
	Target	Performance Curve Payout Percentage(1)
CEO	$900,000	105% of target	$945,000
Other NEOs	$500,000	105% of target	$525,000
(1)	As described above under “Short-Term Incentives (or Annual Cash Bonus)—the Executive Annual Performance Plan,” under the EAPP and P+RSU payout curves, incremental performance above or below the target levels results in incremental upward or downward, as applicable, adjustments to payouts.

P+RSUs

The following table sets forth the threshold, target, and maximum performance objectives for the P+RSUs to be granted in respect of 2010 performance and our 2010 actual EBIT results, as adjusted:

	Performance Objectives			Adjusted Actual Results* (as described above)	Payout Curve Performance Percentage
	Threshold	Target	Maximum

EBIT (weighted 100%)	$481.0 million	$534.5 million	$587.9 million	$541.6 million	101% of target
*	See Appendix A for Reconciliation of Adjusted Operating Income (EBIT), which is a non-GAAP financial measure.

The 2010 P+RSU target award values, described above under “2010 Target EAPP Payout and P+RSU Grant Ranges” and set forth in the table below, were initially set in February 2010. However, based on the established administrative practice previously described under “Summary of Each Major Element of Compensation—Long-Term Incentives,” the actual P+RSU grants that will be made in May 2011 reflect the amount of long-term equity compensation established for the NEOs immediately prior to the grant date, as opposed to the level that was in effect during the performance period. This matches the amount of the award with the executive’s long-term equity compensation effective as of the commencement of the 30-month forward, “cliff” vesting period. As such, the award values for the CEO, the CFO, the Chief Operations Officer, Canada (“COO, Canada”) and the Chief Operations Officer, U.S., and International (“COO, U.S. and International”), were subsequently revised to recognize the changes in their compensation that became effective March 1, 2011 (and prior to the May 2011 P+RSU grant date).

Based on the foregoing, the following table sets forth the actual P+RSU awards to be granted to the NEOs in May 2011, based on 2010 performance:

Actual P+RSU Grants
	Original Target	Revised Target to Reflect 2011 Compensation Adjustments	Performance Curve Payout Percentage(1)	Actual Payout
CEO	$700,000	$1,000,000	105%	$1,050,000
CFO	$206,541	$ 300,000	105%	$ 315,000
COO, Canada	$206,541	$ 250,000	105%	$ 262,500
COO, U.S. and International	$206,541	$ 250,000	105%	$ 262,500
CB&MO(2)	$206,541	No Change	105%	$ 216,868
(1)	As described above under “2010 Compensation Program Components—Summary of Each Major Element of Compensation,” under the EAPP and P+RSU payout curves, incremental performance above or below the target levels results in incremental upward or downward, as applicable, adjustments to payouts.
(2)	Chief Brand and Marketing Officer.

Options/SARs

Since 2008, long-term equity incentive compensation for the NEOs has been delivered 50% in P+RSUs and 50% in options/SARs. Options/SARs represent a direct link between executive compensation and long-term shareholder value, thereby further supporting our pay-for-performance philosophy.

Option/SAR awards to be made to the NEOs in May 2011 will be based on the long-term incentive values for 2011 compensation established in February 2011 and will be as set forth in the table below. We have also included in the table below the value of the 2010 option/SAR awards made to the NEOs in May 2010.

Actual Option/SAR Grants
NEO	May 2010 Award	May 2011 Award
CEO	$700,000	$1,000,000
CFO	$206,541	$ 300,000
COO, Canada	$206,541	$ 250,000
COO, U.S. and International	$206,541	$ 250,000
CB&MO	$206,541	$ 206,541

NEO Compensation Determinations for 2011

Before determining target compensation for 2011 for all of the NEOs, the Compensation Committee considered the corporation’s strong financial performance in 2010, the achievement of our other business goals and objectives, analysis derived from the tally sheets and internal pay equity review, as well as the results of the 2010 comprehensive compensation study.

Consistent with the Committee’s established administrative practice, the increases for the NEOs, and for Mr. House, the decrease, in the long-term equity incentive awards will apply immediately, with the first awards to be granted in May 2011 (based on the corporation’s 2010 performance). For the NEOs, the value of the May 2011 awards will continue to be divided equally between: (i) P+RSUs, at the performance level achieved for 2010 performance of 105%; and, (ii) tandem stock options/SARs. The value of long-term incentive compensation based on 2011 performance will be targeted at the levels just described, but the amount ultimately granted will be dependent upon the extent to which we achieve our EBIT performance objective for 2011, also established in February 2011.

The amount payable under the EAPP for 2011 (payable in February of 2012) is dependent upon the extent to which the corporation achieves the EBIT (as to 75% of the award) and Net Income (as to 25% of the award) objectives for 2011 that were also established in February 2011.

CEO

Before setting 2011 target compensation, the Compensation Committee reviewed the results of Mr. Schroeder’s 2010 performance evaluation, which was conducted in a similar manner to his 2010 performance evaluation. The Committee also determined that 2010 was the final year of the transition of roles and responsibilities between Mr. House and Mr. Schroeder, and also considered the results of the 2010 comprehensive compensation study in light of the completion of this transition. The 2010 compensation study indicated that the 2010 targeted compensation level for Mr. Schroeder as CEO was significantly below our compensation philosophy and guidelines (as a reference point, total compensation at or around the 75th percentile of our Canadian comparator group) and that the amount of his total compensation “at-risk” was also below market for CEOs, primarily with respect to long-term equity incentive compensation.

As a result, the following changes to the 2011 target compensation for Mr. Schroeder were approved by the Board: annual base salary will be $750,000, increased from $650,000; the annual incentive award opportunity under the EAPP will increase to $1.0 million at target (from $900,000); and, the long-term incentive award opportunity under the Stock Incentive Plan will be $2.0 million at target (from $1.4 million). Under this new arrangement, the total 2011 targeted compensation for the CEO will be $3,750,000, of which 80% will be “at risk.” The increase will take Mr. Schroeder’s compensation to the median of the Canadian comparator group and approximately 18% below the 75th percentile. The majority of the increase (87.5%) will be delivered in variable compensation, more heavily weighted to long-term incentive compensation. These changes will more closely align Mr. Schroeder’s compensation with the pay-at-risk profile of CEOs in the Canadian comparator group. As mentioned above, based on the Committee’s established administrative practice, these increases will be effective for the May 2011 P+RSU and option/SAR grants.

From an internal pay equity perspective, the proposed compensation will be approximately 2.7 times that of the other NEOs (on average), which continues to be in line with internal pay equity multiples for external comparable companies.

Executive Chairman

For 2011, Mr. House will continue to provide leadership to the Board of Directors and will also continue to play a role in developing and analyzing key strategic initiatives, building and maintaining relationships with our key stakeholders, as well as providing insight regarding succession planning for the CEO and other NEOs. With the end of the transition with Mr. Schroeder and the corresponding changes to Mr. House’s role and responsibilities, the nature and amount of Mr. House’s 2011 compensation will be more aligned with non-employee director compensation, as opposed to “executive officer” compensation. As such, he will receive a base salary of $300,000 (a reduction from $350,000) and time-vested restricted share units (not performance-based) valued at $200,000. The latter is a reduction from long-term incentive compensation targeted in 2010 in the aggregate of $350,000. In addition, Mr. House will also not receive short-term incentive compensation for 2011, representing a further reduction from his 2010 total compensation of $200,000.

Other NEOs

As previously noted, the Compensation Committee believes that the team approach was key to our success. However, given that one of the fundamental objectives of our compensation philosophy is that executive compensation programs support our ability to attract and retain high-performing executive officers, commencing with 2011 compensation, the Committee will review each of the NEOs’ total target compensation compared to companies in the relevant comparator groups, as well as consider the individual’s role, experience and performance, and make individual compensation adjustments as deemed appropriate. In order to align 2011 compensation for the other NEOs with these changes to our compensation principles, several adjustments have been made to compensation for certain of our NEOs.

Ms. Devine, Chief Financial Officer (CFO)

Cynthia J. Devine joined the corporation in 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, treasury, internal audit, and tax and information systems for the corporation. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. As of May 1, 2008, Ms. Devine, continuing as our CFO, also assumed additional accountability for the corporation’s manufacturing operations and vertical integration strategy. These manufacturing operations include Maidstone Coffee; Fruition, Fruits and Fills, a fondant and fills facility; and the coffee plant in Hamilton, Ontario.

The specific changes to the 2011 target compensation of Ms. Devine, which reflect her market position primarily against the Canadian comparator group due to the nature of her role, are as follows: annual base salary will be $400,000 (representing an increase of $16,500); annual, short-term incentive award opportunity under the EAPP will be $500,000 at target (the same as 2010); and, long-term incentive award opportunity under the Stock Incentive Plan will be $600,000 at target (representing an increase of $186,918). Under this new arrangement, the total 2011 targeted compensation for Ms. Devine will be $1,500,000, of which approximately 73% will be “at risk.”

Mr. Walton, Chief Operations Officer (COO), Canada

Roland M. Walton joined the corporation in 1997 as Executive Vice President of Operations, responsible for operations in both Canada and the U.S. As of May 1, 2008, Mr. Walton was appointed as Chief Operations Officer, Canada. Mr. Walton directly oversees operations, restaurant development and growth strategy for the Canadian segment and, in May 2008, also assumed responsibility for operations standards and training for the Tim Hortons brand.

The specific changes to the 2011 target compensation of Mr. Walton, which reflect his market position against the blended North American comparator group to include companies that most closely match his role, are as follows: annual base salary will be $400,000 (representing an increase of $16,500); annual short-term incentive award opportunity under the EAPP will be $500,000 at target (the same as 2010); and, long-term incentive award opportunity under the Stock Incentive Plan will be $500,000 at target (representing an increase of $86,918). Under this new arrangement, the total 2011 targeted compensation for Mr. Walton will be $1,400,000, of which approximately 71% will be “at risk.”

Mr. Clanachan, Chief Operations Officer (COO), United States and International

David F. Clanachan joined the corporation in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations—Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food company, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training, Operations Standards and Research & Development. As of May 1, 2008, Mr. Clanachan was appointed as Chief Operations Officer, United States and International. Mr. Clanachan directly oversees operations, restaurant development and growth strategy for the U.S. segment, as well as the international operations and growth strategy.

The Compensation Committee determined that the compensation of both of our Chief Operations Officers should be the same given the nature of the roles and similarity of responsibilities and accountabilities. The specific changes to the 2011 target compensation of Mr. Clanachan, which reflect his market position against the blended North American comparator group to include companies that, similar to Mr. Walton’s position, most closely match his role, are as follows: annual base salary will be $400,000 (representing an increase of $16,500); annual incentive award opportunity under the EAPP will be $500,000 at target (the same as 2010); and, long-term incentive award opportunity under the Stock Incentive Plan will be $500,000 at target (representing an increase of $86,918). Under this new arrangement, the total 2011 targeted compensation for Mr. Clanachan will be $1,400,000, of which approximately 71% will be “at risk.”

Mr. Moir, Chief Brand and Marketing Officer

William A. Moir joined the corporation in 1990 as Vice President of Marketing, and was promoted to Executive Vice President of Marketing in 1997. As of May 1, 2008, Mr. Moir was appointed as Chief Brand and Marketing Officer, and as the President of the Tim Horton Children’s Foundation, where he is also a director. At the same time, he also assumed responsibility for research and development, aligning our product research and innovation programs with the corporation’s brand and marketing activities.

The 2011 target compensation of Mr. Moir, which reflects his market position primarily against the Canadian comparator group due to the nature of his role, will remain unchanged from 2010. Specifically, annual base salary will be $383,500; annual incentive award opportunity under the EAPP will be $500,000 at target; and, a long-term incentive award opportunity under the Stock Incentive Plan will be $413,082 at target. The total 2011 targeted compensation for Mr. Moir will be $1,296,582, of which approximately 70% will be “at risk.”

Written Change in Control (Employment) Agreements and Post-Employment Covenants

Following our separation from Wendy’s in September 2006, the Compensation Committee requested that Hewitt review market practices and general industry precedents to determine whether the change in control agreements that our executive officers had with Wendy’s were consistent with current market practice. Based on Hewitt’s review and recommendations, the Committee recommended that our Board adopt change in control agreements for each of the NEOs containing provisions the Committee believed, based on the information provided by Hewitt, were consistent with typical benefits offered under change in control agreements by general industry companies.

Based on the Committee’s recommendation, in December 2006, the Board adopted change in control agreements that included the following provisions: (i) a “double trigger” before any benefits are paid, with the exception of acceleration of vesting of awards under equity incentive plans (but, see below regarding modifications in February 2010); (ii) severance equal to two times base salary and short-term incentive awards for NEOs other than the CEO and three times base salary and short-term incentive awards for the CEO (and Executive Chairman); and, (iii) employment protection for no more than two years following a change in control. The Committee believed that a “double trigger” was appropriate because, unless an executive officer was terminated shortly after a change in control or his or her employment situation changed sufficiently to warrant a “good reason” departure following a change in control, there was arguably no financial detriment to the executive officer as a result of the change in control transaction.

The benefits provided under the change in control agreements with our NEOs and under our benefit plans were established in order to ensure the stability of our leadership during the course of a change in control transaction, which is a time of heightened uncertainty for our NEOs and other employees. The benefits are intended to allow these officers to make reasonable decisions about potential changes in the ownership of our corporation that are in the best interests of our shareholders at a time when the executive officers may have potential conflicts of interest. Change in control transactions frequently result in job losses to executive officers and, therefore, the Compensation Committee believes that appropriate change in control benefits encourage the ongoing commitment of executive officers to the best interests of shareholders during such times. As mentioned above, these benefits also help to ensure stability and continuity of management as the change in control transaction is implemented and beyond. Furthermore, based on the general industry review conducted by Hewitt, described above, the Committee believed that these types of change in control benefits are typical for large public companies and are, therefore, intended to provide our NEOs with benefits similar to those obtainable at comparable companies, which serves to further our objective of attracting and retaining high-performing talent. Other than these change in control agreements, we do not have any individual agreements with our NEOs that guarantee continued employment or that establish payments on termination of employment.

In 2009, each of the NEOs entered into a new change in control agreement on substantially the same terms with the new Canadian company that became our publicly traded parent company as a result of our corporate reorganization. All prior agreements were terminated and superseded by the new agreements. Also during 2009, the Committee undertook another review of the change in control agreements and determined that a “double trigger” approach should also apply to awards under the equity incentive plan. The Committee believed that the change from “single trigger” to “double trigger” for equity award payouts in the event of a change in control further lessened the risks associated with potential conflicts of interest and aligned our executives to a greater degree with the long-term success of the change in control transaction. As a result, in February 2010, both the Stock Incentive Plan and change in control agreements were amended to reflect this change. See below under “Governance Policies and Related Items—“Double Trigger” Provisions in Stock Incentive Plan and Change in Control Agreements.”

Our long-term equity incentive plan (as described above) and retirement plans also contain provisions relating to change in control and, in certain cases, termination of employment as a result thereof. The specific terms of these arrangements and the change in control agreements with our NEOs, as well as an estimate of the compensation that would have been payable to the NEOs had these arrangements been triggered as of the end of our 2010 fiscal year, are described under “Payments Following a Termination of Employment,” which also provides an estimate of all of the other payments that would be made to our NEOs upon termination following a change in control.

In February 2010, in consideration of their new compensation arrangements, Mr. Schroeder and Mr. House each entered into post-employment covenant agreements containing non-compete, non-solicitation, confidentiality, and related covenants. The change in control agreements for each of Mr. Schroeder and Mr. House were revised to incorporate these additional covenants as well.

Governance Policies and Related Items

Share Ownership Policy for Executive Officers

In January 2009, the Compensation Committee reviewed our share ownership guidelines for our officers to confirm they remained appropriate in light of market trends and best practices. The share ownership guidelines, which were established after consideration of data provided by Hewitt describing the stock ownership guidelines of Canadian retail (and other) companies and certain U.S. peer companies, were established and are maintained because we believe that share ownership further aligns the goals and interests of all of our officers, particularly our NEOs, with those of our shareholders. As indicated in the table below, the guidelines require our executives to accumulate and hold shares (including vested, but unexercised options) equal to a multiple of their base salaries. The guidelines also provide that disciplinary action may be taken in the event a NEO does not achieve compliance with the guidelines within four years from the date of hire.

Executive Level	Stock Ownership Guideline
President and CEO	4 x Base Salary
Executive Chairman	3 x Base Salary
Other Named Executive Officers	3 x Base Salary
Executive Vice Presidents/Senior Vice Presidents	1 x Base Salary
Vice Presidents	$80,000

The stock ownership guidelines exclude officers who are within five years of a planned retirement as we do not currently impose “hold to” or “through” retirement under our guidelines. However, RSUs and options/SARs continue to vest in accordance with their normal vesting schedules, such that vesting of these awards does not accelerate upon retirement. Our share ownership guidelines also strictly prohibit our NEOs from entering into any transaction that would operate as a hedge against an officer’s share ownership position. Compliance with the guidelines is reviewed by the Compensation Committee annually.

In February 2011, the Committee reviewed the degree to which individuals have satisfied the applicable ownership guidelines. As of the end of 2010, all of our NEOs were in compliance with our stock ownership guidelines. The following table indicates NEO holdings as compared to the share ownership guidelines.

Name	Guideline	Value of Common Shares Held(1)	Value of Vested Unexercised Options(1)	Value of Total Ownership(1)	Actual Ownership Multiple
Donald B. Schroeder	4x	$2,601,798	$240,054	$2,841,852	4.4
Cynthia J. Devine	3x	$2,567,599	$102,545	$2,670,144	7.0
David F. Clanachan	3x	$1,744,723	$102,545	$1,847,268	4.8
William A. Moir	3x	$3,569,398	$102,545	$3,671,943	9.6
Roland M. Walton	3x	$2,449,182	$102,545	$2,551,727	6.7
(1)	Amounts are based on the average price for our common shares on the TSX over calendar-year 2010 ($35.55).

Although Mr. House is no longer a NEO, he continues to have share ownership requirements equal to three times his base salary. As of the end of 2010, his share ownership value was $6,181,831, which represented a multiple of 17.7 times his 2010 base salary.

Risk-taking Analysis

On an annual basis, or otherwise more frequently as circumstances require, the Compensation Committee considers whether our executive compensation programs create or incentivize any inappropriate risk-taking. Because annual performance-based incentives play a large role in our executive compensation programs, it is important that these incentives do not result in our NEOs taking actions that may conflict with the corporation’s long-term interests. No substantial changes occurred with respect to our compensation plans and programs during 2010 that impacted the Committee’s risk assessment in a significant way and, in February 2011, the Committee concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to our overall business strategies and do not encourage executives to take unnecessary or excessive risks. In making this determination, the Committee considered the following key elements of the existing compensation programs.

Performance Objectives and Committee Review

In connection with the adoption of the annual target performance objectives for 2010 and 2011 (EBIT and Net Income, see above under “Summary of Each Major Element of Compensation—Short-Term Incentives (or Annual Cash Bonus)—the Executive Annual Performance Plan”), the Committee considered the extent to which annual performance metrics as opposed to multi-year targets, could potentially incentivize unnecessary or inappropriate risk-taking or short-term decision-making. The Committee concluded that the absence of multiple-year performance objectives did not lead to the assumption of undue risk. The ability for short-term decisions to drive excessive compensation is limited because the performance awards are subject to “caps” or maximum amounts of compensation that can be received in the event the Corporation’s performance exceeds established performance targets. This minimizes any incentive to enter into large transactions for the purpose of attempting to generate substantial short-term gains. In addition, consistent declines in budgeted target growth due to short-term decision-making also would be visible to the Committee and Board through the annual budget review and establishment of annual performance objectives. Therefore, short-term decisions resulting in increased compensation in the current year would impact the budget and performance objectives for the following year.

The Committee has also considered the impact of an extraordinary transaction (i.e., the Maidstone Bakeries transaction in 2010) on compensation. The Committee made adjustments to minimize the impact of this transaction on compensation because the Committee believed it was appropriate to do so given the relative magnitude and other considerations in connection with such transaction. The Committee’s ability to review the amount of performance awards and the underlying factors driving the amount of such awards prior to payment thereof, acts as another means by which risks inherent in the design of compensation plans are mitigated. As to the effectiveness of caps, it is important to note that, had the Committee not adjusted for the positive benefit of the Maidstone Bakeries transaction, the “caps” would have operated to limit the amount of incentive payments that the executives would have received. The Committee also used its discretion to concurrently exclude the smaller negative impact of the Corporation’s withdrawal from SNE in late 2010, given the much larger elimination of the positive benefit of the Maidstone Bakeries transaction.

Also, as mentioned above, annual EBIT performance is the objective that determines incentive payments for our employees at-large (including our executive officers) and has been for a number of years. Over this time period, our financial performance has been strong, and the Committee has determined, therefore, that EBIT has been an effective performance objective which has not led to imprudent management practices. This consistent approach reflects our commitment to discouraging inappropriate risk-taking at all levels within the organization through similar compensation design features and allocation of awards.

Other Factors Mitigating Risk in Compensation Programs

In addition to the metrics selected for performance-based compensation, discussed above, the Committee believes that certain of our other tools and policies mitigate an incentive to take excessive risks by limiting the amount of benefit that could be obtained by executives through undue focus on short-term results and/or through excessive risk-taking. These tools and policies include:

•	the balance between short- and long-term incentives, and the vesting periods that apply to long-term incentives;

•

consideration of qualitative as well as quantitative performance factors in determining short- and long-term compensation payouts and in the setting of future compensation, including minimum and maximum performance thresholds; and, actual results are measured against pre-approved financial metrics that are clearly defined, directly linked to our financial performance, and capped at 150% of target value (the effectiveness of caps are discussed above);

•	stock ownership policies;

•	not accelerating the vesting of equity awards upon retirement;

•	recoupment or clawback policy that allows us to recover compensation paid on the basis of errors or misconduct;

•	the continued monitoring of internal pay equity to ensure a proper balance of risk and reward with lower-tier officers;

•	utilizing tally sheets to monitor trends and unusual impacts on compensation over a number of years;

•	equity incentive awards do not vest for 30 months, so a gain in the short-term would not be immediately realizable; and,

•	our equity award program has moved to a “double trigger” approach upon a change in control (see below).

“Double Trigger” Provisions in Stock Incentive Plan and Change in Control Agreements

As discussed above, in February 2010, the Compensation Committee approved revisions to the corporation’s Stock Incentive Plan and change in control agreements to modify relevant provisions such that an acceleration of vesting (and settlement) would not automatically occur upon a change in control (“single trigger”). Rather, such acceleration and payout will now only occur upon the termination of an executive’s employment following a change in control (“double trigger”). In making this change, the Committee considered the governance implications and determined that it was appropriate to move to the double trigger approach to reduce the risk of conflict of interest that could arise if executives receive large payouts upon a change in control. In addition, the Committee believed the double trigger approach results in greater alignment with long-term shareholder interests as it incentivizes the executives to remain committed to the success of the consolidated enterprise after the completion of the change in control transaction. The change in control agreements for our CEO and Executive Chairman were further modified to include certain post-employment restrictive covenants, as mentioned above.

Recoupment or “Clawback” Policy

In February 2009, the Compensation Committee adopted the Recoupment Policy Relating to Performance-Based Compensation (“Recoupment Policy”). The Recoupment Policy, or clawback policy, provides that if our consolidated financial statements are required to be restated for any reason other than a change in accounting policy with retroactive effect, our Board of Directors will review all performance-based compensation awarded to or earned by our senior executives (and certain other employees) for all fiscal periods materially affected by the restatement, provided that the Recoupment Policy shall apply to all such compensation awarded or paid on or after February 19, 2009. If the Board determines performance-based compensation was paid based on the achievement of financial results that were subsequently corrected as part of a restatement, and a lower incentive payment or award would have been made based on the restated financial results, then the Board will, to the extent permitted by applicable law, seek recoupment from those subject to the Recoupment Policy. Recoupment will be sought for the extent of such performance-based compensation as the Board deems appropriate, after a review of all relevant facts and circumstances.

Equity Grant and Settlement Policy

The Compensation Committee has adopted an equity grant and settlement policy to reflect best practices and confirm internal policies and procedures. This policy provides for, among other things, specific parameters that apply to all grants and settlements of equity compensation awards, as well as hedging activities undertaken by the corporation at the time of the award and/or settlement thereof. The general purpose of the policy is so that no exercise price, settlement price or value, or grant-date value of any equity award made by the corporation and, that no entry into or settlement of hedging transactions in connection with such equity awards, is subject to, or at risk of, any manipulation by any director or member of management. This policy is also intended to avoid using a stock price for determination of equity grants or settlement amounts on a date when we are arguably in possession of material, undisclosed information that is not reflected in the market price of our common shares. Otherwise, grants would not be reflective of our intent to assign an appropriate value-based award. In furtherance of the policy, specific practices were adopted and must be followed when grants and settlements of equity-based awards are made and when hedging activities by the corporation are undertaken in connection therewith. In particular, the Committee believes that establishing fixed grant and settlement dates, as well as establishing hedging practices, in advance to the extent possible, will maintain the integrity of the award, settlement, and hedging process. Accordingly, grant and settlement dates of equity-based compensation awards to non-employee directors and employees are predetermined, as set forth in the policy, as are the dates of corresponding hedging activities. In addition, certain other administrative and internal control measures were confirmed as part of the adoption of the policy, including an override by the Committee if certain events or circumstances should occur or arise.

Deductibility of Executive Compensation under Section 162(m)

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, imposes a U.S. $1,000,000 annual deduction limit for U.S. purposes in any taxable year on the compensation paid to our CEO and our other three most highly compensated officers (excluding our CFO). Section 162(m), however, provides an exception to this deduction limit for performance-based compensation that meets certain requirements. We have historically not been concerned with qualifying compensation for the deduction limit under Section 162(m) because almost all of our NEOs have been primarily engaged in activities related to Canada. However, as a result of certain of the duties and responsibilities of certain of our NEOs, we may seek to qualify our performance-based compensation programs for treatment under Section 162(m) in the future; or, we may exceed the deductibility limitations under Section 162(m) in the future, in each case depending upon the extent of future services relating to U.S. operations as well as various other facts and circumstances.

Other Developments

As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Therefore, our executive compensation and other proxy disclosures will be in compliance with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We do generally attempt to comply with the spirit of the U.S. executive compensation and other proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure, with the exception that we have determined to monitor and follow the development of say on pay practices in Canada and, therefore, we will not adopt the U.S. say on pay advisory vote on executive compensation in 2011 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Performance Graph

The following graph compares the yearly percentage change in the corporation’s cumulative total shareholder return on the TSX and NYSE as measured by (i) the change in the corporation’s share price from March 23, 2006 (the date we became a public company) to December 31, 2010, and (ii) the reinvestment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

	23-Mar-06	29-Dec-06	28-Dec-07	26-Dec-08	31-Dec-09	31-Dec-10
S&P/TSX Composite Index (Cdn$)(2)	$100.0	$109.6	$120.3	$ 74.4	$108.9	$128.1
S&P/TSX Consumer Discretionary Index (Cdn$)(2)	$100.0	$108.3	$112.7	$ 67.0	$ 84.0	$105.4
S&P 500 (U.S.$)	$100.0	$109.0	$111.1	$ 63.9	$ 97.6	$118.9
Tim Hortons Inc. (TSX) (Cdn$)	$100.0	$125.3	$138.6	$125.8	$123.4	$160.2
Tim Hortons Inc. (NYSE) (U.S.$)	$100.0	$125.6	$164.5	$121.8	$136.7	$187.3
(1)

The majority of the corporation’s operations, income, revenues, expenses, and cash flows are in Canadian dollars, and the corporation is primarily managed in Canadian dollars. This drives our Canadian-dollar earnings per share that may be translated to U.S. dollars by analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the corporation’s share price. See “Risk Factors” in Part 1A of our Form 10-K for the fiscal year ended January 2, 2011, filed with the SEC on February 25, 2011, as amended by our Form 10-K/A to be filed on or about March 25, 2011. Over the course of 2007, the Canadian dollar appreciated approximately 19% relative to the U.S. dollar, which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the Canadian dollar share price over 2007. However, in 2008, the Canadian dollar depreciated approximately 20% relative to the U.S. dollar and caused the opposite effect, resulting in a decline in the U.S. dollar share price as a result of the currency fluctuation that is not directly attributable to changes in the corporation’s underlying business or financial condition aside from the impact of foreign exchange. Over the course of 2009, the Canadian dollar appreciated approximately 13% relative to the U.S. dollar which was the primary cause of the larger appreciation in the U.S. dollar share price relative to the decrease in the Canadian dollar share price over

2009. In 2010, the Canadian dollar continued to strengthen relative to the U.S. dollar, as it appreciated approximately 4.5%. This was the primary cause of the larger appreciation in the U.S. dollar share price relative to the increase in the Canadian dollar share price over 2010.

(2)	Since September 29, 2006, the corporation has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Named Executive Officer Compensation—Alignment to Corporate Performance

Total Shareholder Return

As set forth in the graph above, since our initial public offering in March of 2006, the corporation’s share price on the TSX has increased 60.2%, assuming the reinvestment of dividends. During this period, aggregate NEO compensation has remained relatively flat ranging from between $10.1 million to $10.8 million, reflecting substantial support for our pay-for-performance philosophy. In 2008, our pay-for-performance philosophy was also demonstrated as total compensation delivered to the NEOs was impacted by lower-than-target EAPP payouts (at 80% of target) and the elimination of the P+RSU award. This aligns to the drop in cumulative total shareholder return value during 2008 outlined in the graph above. The majority of our performance-based compensation (EAPP payouts (75%) and P+RSUs (100%)) during this period was subject to our operating income, or EBIT, performance. As such, we have provided below a comparison of aggregate NEO compensation to the corporation’s EBIT performance.

Operating Income (EBIT) Performance

The following graph compares aggregate annual compensation paid to our NEOs from 2006 to 2010 to actual EBIT as reported in our Form 10-K for the fiscal year ended January 2, 2011, under “Selected Financial Data.” As outlined on the graph, aggregate NEO compensation has remained relatively flat over this period while reported EBIT has steadily increased. For comparability purposes, an adjusted EBIT amount has been included for 2010 in light of the significant impact that the Maidstone Bakeries sale and other previously noted adjustments had on reported EBIT. The Committee believed it was appropriate to make executive compensation determinations based on 2010 adjusted EBIT to further align executive compensation with our publicly disclosed financial results, which included adjusted EBIT, because it represents a direct link to underlying operating performance and, in our view, long-term shareholder value. During the past five years, EBIT (as adjusted for 2010) has increased over 30%, while aggregate NEO compensation has increased by 4%. As a result, aggregate NEO compensation as a percentage of EBIT (as adjusted), has declined from 2.5% in 2006 to 2.0% in 2010. These results, coupled with the analysis discussed above with respect to total shareholder return, clearly support that EBIT as a performance objective is effective in delivering compensation to our executives over time in a manner consistent with our pay-for-performance philosophy and in a manner that represents alignment long-term shareholder value.

	2006	2007	2008	2009	2010
Aggregate NEO Compensation (in millions)(1)	$10.4	$10.2	$10.1	$10.6	$10.8
Reported Operating Income or EBIT (in millions)(2)	$414.5	$459.7	$478.4	$525.6	$872.2
Adjusted Operating Income or EBIT Attributable to Tim Hortons Inc. (in millions)(3)					$541.6
NEO Compensation as a % of EBIT	2.5%	2.2%	2.1%	2.0%	2.0%
(1)	Aggregate NEO compensation includes base salary, short-term (annual cash) incentive, grant-date value of equity awards, and other compensation, as reported in the Summary Compensation Table. For comparison purposes, Mr. House has been included in the amounts even though he was not a NEO in 2010.

(2)	Operating Income or EBIT as reported in our Form 10-K for the fiscal year ended January 2, 2011, under “Selected Financial Data.”

(3)	For 2010, an adjusted EBIT amount was included in the above chart to exclude the impact of the sale of our interest in Maidstone Bakeries, the impairment and closure costs associated with the New England region, and other adjustments. See reconciliation to reported EBIT included on Appendix A below.

APPENDIX A

Reconciliation of Adjusted Operating Income and Adjusted Net Income,

Non-GAAP Financial Measures

Operating income (EBIT) attributable to Tim Hortons Inc., adjusted operating income (EBIT) attributable to Tim Hortons Inc. and adjusted Net Income attributable to Tim Hortons Inc. for compensation determinations are non-GAAP measures (see table below). EBIT or operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of the first quarter of 2010, operating income was, for the most part, unaffected by noncontrolling interests, which is not the case post-adoption. This new accounting standard requires the consolidation of variable interest entities of which we are considered to be the primary beneficiary, including Maidstone Bakeries up to the date of sale on October 29, 2010, as well as, on average, approximately 275 non-owned restaurants in fiscal 2010. Previously, we did not consolidate Maidstone Bakeries and we consolidated approximately 120 non-owned restaurants, on average, in accordance with the prior accounting standard.

Adjusted operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests, as described above, the gain on the sale of our interest in Maidstone Bakeries, the allocation to restaurant owners in connection with the sale and other Maidstone Bakeries-related operating income adjustments, and excludes asset impairment and related closure cost charges associated with the New England region.

Management believes that operating income attributable to Tim Hortons Inc. and adjusted operating income attributable to Tim Hortons Inc. both provide important information for comparison purposes to prior periods and for purposes of evaluating the corporation’s operating income performance without the effects of the new accounting standard and other significant items, noted above, which have a disproportionate impact on the overall performance of our consolidated business.

Adjusted Net Income attributable to Tim Hortons Inc. for compensation determinations excludes the impact of: asset impairment and closure costs associated with our New England region; debt refinancing costs; net after-tax gain on the sale of our interest in Maidstone Bakeries, including the allocation to restaurant owners; and other tax adjustments (made for compensation determinations only). These other tax adjustments represent lower tax expense and charges than originally budgeted. The exclusion of these other tax benefits had a negative impact on executive compensation.

The gain on the sale of our 50% interest in Maidstone Bakeries, the allocation to restaurant owners in connection with the sale, and associated Maidstone Bakeries costs and charges were all related to the significant, large Maidstone Bakeries transaction that occurred during the year. The closure of the New England restaurants impacted three U.S. operating markets, which represents approximately 2% of our overall systemwide restaurants. We have excluded these items as we consider them to have a disproportionate impact on the overall performance of our consolidated business. These, and the other adjustments described above, also distort the comparison of financial results year-over-year and, therefore, the assessment of ongoing operational performance. We evaluate our consolidated operating performance and trends excluding amounts related to such items. Therefore, the adjusted operating income (EBIT) attributable to Tim Hortons Inc. and Net Income attributable to Tim Hortons Inc. measures provide a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

For compensation purposes, the adjusted measures represent a more accurate assessment of our overall operating performance to which the corporation seeks to align executive compensation. That is, the adjusted measures remove what we consider to be disproportional impacts of significant transactions on the overall performance of our consolidated business and, therefore, on executive compensation that is based on the corporation’s financial results.

Reconciliation of Adjusted Operating Income (EBIT) and Adjusted Net Income

Attributable to Tim Hortons Inc. (Non-GAAP Measures)

(in millions)
Reported Operating Income (EBIT)	$872.2
Less: Operating Income (EBIT) attributable to noncontrolling interests	($26.5)

Operating Income (EBIT) attributable to Tim Hortons Inc.	$845.7
Add: Asset impairment and related closure costs (New England region)	$28.3
Add: Restaurant owner allocation	$30.0
Less: Gain on sale of our interest in Maidstone Bakeries	($361.1)
Less: Amortization of Maidstone Bakeries supply agreement	($1.3)

Adjusted Operating Income (EBIT) attributable to Tim Hortons Inc.	$541.6

(in millions)
Reported Net Income attributable to Tim Hortons Inc.	$624.0
Add: Asset impairment and closure costs (New England region)	$28.3
Add: Debt refinancing costs	$1.1
Add: Restaurant owner allocation	$24.9
Less: Net gain on the sale of our interest in Maidstone Bakeries (plus other related impacts)	($322.2)
Less: Other tax adjustments made for Compensation Determinations (negative impact on compensation)	($5.0)

Adjusted Net Income attributable to Tim Hortons Inc. for Compensation Determinations	$351.1

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table lists all elements of compensation directly or indirectly awarded to, earned by, or paid or payable by the corporation to each NEO for the fiscal years ended 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)(1)	Share- Based Awards ($)(2)	Option Based Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)		Pension Value ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)(7)
					Annual Incentive Plans(4)	Long- Term Incentive Plans
Donald B. Schroeder President and Chief Executive Officer	2010	$646,144	$1,050,000	$700,000	$945,000	$0	$16,036	$229,364	$3,586,544
	2009	$649,029	$700,000	$483,500	$700,000	$0	$15,714	$240,385	$2,788,628
	2008	$552,153	$483,500	$483,500	$560,000	$0	$15,000	$253,886	$2,348,039
Cynthia J. Devine, Chief Financial Officer	2010	$381,802	$315,000	$206,541	$525,000	$0	$16,036	$120,756	$1,565,135
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$ 93,488	$1,509,105
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$ 80,778	$1,266,152
David F. Clanachan Chief Operations Officer, United States and International	2010	$381,802	$262,500	$206,541	$525,000	$0	$16,036	$155,128	$1,547,007
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$159,364	$1,574,981
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$191,987	$1,377,361
William A. Moir Chief Brand and Marketing Officer	2010	$381,802	$216,868	$206,541	$525,000	$0	$16,036	$158,500	$1,504,747
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$157,199	$1,572,816
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$200,088	$1,385,462
Roland M. Walton Chief Operations Officer, Canada	2010	$381,802	$262,500	$206,541	$525,000	$0	$16,036	$148,739	$1,540,618
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$157,056	$1,572,673
	2008	$357,292	$206,541	$206,541	$400,000	$0	$15,000	$202,482	$1,387,856

(1)	For 2010, the base salary for Mr. Schroeder was increased to $650,000 from $625,000, and the base salary for the other NEOs, who each received the same amount based on the team-based-pay approach, was increased to $383,500 from $372,500. Base salary paid in 2009 was higher than the base salary established for 2009 due to an extra week in 2009. For 2008, the base salary for Mr. Schroeder reflects his appointment as CEO in March 2008. Mr. Schroeder did not receive additional compensation for his service as a director.

(2)	Amounts shown represent the grant-date fair value of P+RSU/RSUs. The 2010 amounts represent P+RSUs earned in respect of 2010 performance (for details refer to the “Impact of 2010 Performance on 2010 NEO Compensation—P+RSUs” section of the CD&A) that are to be awarded in May 2011. Amounts shown for 2009 for the NEOs (other than the CEO) also include a special performance award of RSUs valued at $100,000.

Amounts shown for 2008 represent two separate annual award opportunities, which is reflective of the change in the type of equity-based awards granted under the Stock Incentive Plan to P+RSUs from time-vested RSUs. First, the amount set forth in this column as a 2008 share-based award represents the RSU award made to NEOs in May 2008. This was the first grant under the new approach of 50/50 split of P+RSUs and options/SARs, which did not qualify as performance-based compensation for 2007 because the performance objective was established late in the year (December 2007) and, therefore, was included in 2008 compensation rather than 2007. Second, because the 2008 EBIT performance objective was not satisfied under the P+RSU program, no P+RSU grant was made in May 2009. Had the award been made, it would have been reflected with 2008 compensation because it was based on 2008 performance. The period over which the P+RSUs are expensed differs depending upon whether the grantee is retirement-eligible. If the grantee is retirement-eligible, then the expense period is shorter, for accounting purposes, than for P+RSUs held by grantees that are not retirement-eligible. That is, the accounting expense for P+RSUs is determined by spreading the compensation award value set forth in the table above equally over the number of months in the period from the date the performance target is set for a particular award (in February) through either (i) the date of grant (May of the following year) for retirement-eligible participants—a total of 15 months; or, (ii) the end of the 30-month vesting period for those participants that are not retirement eligible—a total of 45 months. We do not have accelerated vesting of awards upon retirement; however, the accounting rules require that P+RSUs be fully expensed on the date of grant for retirement-eligible participants as retirement-eligible participants are still entitled to the award, subject only to vesting restrictions.

(3)	Amounts shown represent the grant-date fair value of stock options with tandem SARs. For compensation purposes, the number of options/SARs granted was determined using a Black-Scholes valuation methodology with the following variables:

	2010	2009	2008
Maturity Date or Term	7 years	7 years	7 years
Risk-free Interest Rate	3.02%	2.36%	3.32%
Expected Dividends	$0.52	$0.40	$0.36
Share Price Volatility	23.37%	24.99%	19.18%

Black-Scholes Value	$8.18	$6.13	$9.34

The following exercise prices were used to determine the number of options/SARs awarded based on the intended compensation value: $35.23 (2010); $28.87 (2009); and $33.02 (2008). To determine the number of option/SARs, we reduce the intended compensation value (the numerator) by a factor that considers the impact of vesting and other plan design features that are also considered in the calculation of the Black-Scholes value (the denominator). The Committee chose the Black-Scholes valuation methodology for determining the appropriate number of options/SARs to grant based on the intended compensation value because it is a long-standing and common valuation methodology used by public companies. As such, its use facilitates benchmarking studies intended to yield accurate market comparisons, making it equitable to both the corporation and our executives.

The grant-date fair value determined for compensation purposes will differ from the accounting fair value disclosed in our financial statements. The main difference for options/SARs grants is the use of a shorter maturity date or term for accounting purposes and, for 2008, the use of the tax premium for compensation purposes, but not for accounting purposes. The risk-free interest rate and volatility for accounting purposes also differ from the compensation methodology because they are aligned with the shorter maturity date or term. Further, we determine the compensation expense associated with options/SARs based on different Black Scholes values for retirement-eligible and non-retirement-eligible participants due to the much shorter term, for accounting purposes, for retirement-eligible participants and the resulting impact on the Black Scholes value. The grant date accounting value for grants of options with tandem SARs was based on the following Black-Scholes values by year for retirement-eligible NEOs (Messrs. Schroeder and Moir) and non-retirement-eligible NEOs, respectively: $6.04 and $7.49 (2010); $5.01 and $6.28 (2009); and $5.70 and $7.12 (2008). As such, the accounting value of the option/SAR awards granted to the NEOs, retirement-eligible and non-retirement-eligible, respectively, on an aggregate basis, were as follows for each year: $611,133 and $517,978 (2010); $514,898 and $579,556 (2009); and $384,178 and $431,253 (2008).

(4)	Non-equity incentive plan compensation reflects annual cash incentive compensation earned by each NEO under the EAPP. Under the EAPP, the NEOs may earn annual cash awards based on their achievement of pre-established annual performance objectives. These objectives may include a variety of financial performance metrics for our corporation as a whole or for an operating unit, including: (i) earnings per share, (ii) Net Income or earnings (which may be expressed as earnings before specified items), (iii) return on assets, (iv) return on invested capital, (v) revenue, (vi) operating income (EBIT), (vii) cash flow, (viii) total shareholder return, and (ix) any combination of these measures. Performance objectives may be absolute, or relative to prior performance or to the performance of one or more other companies or external indices, and may be expressed as a progression within a specified range. For 2008, 2009 and 2010, these performance objectives included operating income or EBIT (as to 75% of the award), and Net Income (as to 25% of the award). The payouts for 2010 were at 105% of “target,” compared with 100% of “target” in 2009 and 80% of target in 2008. For details on 2010 EBIT and Net Income, and the adjustments made prior to the determination of payouts under the EAPP, refer to the CD&A section of this Form 10-K/A.

(5)	These amounts represent employer contributions to the company-wide defined contribution pension plan (refer to the Defined Contribution Plans Table). No above-market or preferential earnings on non-qualified deferred contribution plans were paid or credited in 2010, 2009 or 2008. We do not maintain or otherwise contribute to any defined benefit or other actuarial plans.

(6)	The amounts shown in this column are comprised of the items listed in the table below. All of these items are treated as taxable benefits to the executive officer with the exception of the executive medical benefit.

	Year	Company Car	Personal Use of Company Aircraft	Life Insurance Coverage	Executive Medical	Contributions to Savings Plan/SERP	Service Awards	DERs on RSUs/ P+RSUs	Total
Donald B. Schroeder	2010	$24,524	$ 0	$2,657	$ 0	$185,886	$2,663	$13,634	$229,364
	2009	$22,977	$3,343	$2,773	$1,840	$201,911	$0	$ 7,541	$240,385
	2008	$26,661	$ 0	$2,773	$1,395	$213,742	$0	$ 9,315	$253,886
Cynthia J. Devine	2010	$21,035	$ 0	$2,657	$1,890	$ 89,781	$0	$ 5,393	$120,756
	2009	$22,061	$ 0	$2,773	$1,545	$ 62,968	$0	$ 4,141	$93,488
	2008	$21,936	$ 0	$2,773	$1,395	$ 47,483	$147	$ 7,044	$80,778
David F. Clanachan*	2010	$18,107	$ 0	$2,657	$ 0	$116,235	$0	$ 5,393	$155,128	*
	2009	$17,476	$6,685	$2,773	$1,875	$125,914	$0	$ 4,141	$159,364
	2008	$ 9,065	$ 0	$2,773	$ 0	$167,329	$0	$ 6,920	$191,987
William A. Moir	2010	$29,957	$ 0	$2,657	$1,595	$116,235	$2,663	$ 5,393	$158,500
	2009	$22,306	$ 0	$2,773	$2,065	$125,914	$0	$ 4,141	$157,199
	2008	$21,712	$ 0	$2,773	$1,395	$167,329	$0	$ 6,879	$200,088
Roland M. Walton**	2010	$21,974	$ 0	$2,657	$2,480	$116,235	$0	$ 5,393	$148,739
	2009	$22,458	$ 0	$2,773	$1,770	$125,914	$0	$ 4,141	$157,056
	2008	$24,106	$ 0	$2,773	$1,395	$167,329	$0	$ 6,879	$202,482

*	The total amount of “All Other Compensation” reported above for Mr. Clanachan includes $12,736 (grossed-up amount) paid in 2010 for tax preparation ($500 in 2009) and $5,900 paid in 2008 in connection with certain tax adjustments related to his cross-border work subsequent to his appointment as Chief Operations Officer, U.S. and International.
**	Subsequent to the 2009 disclosure, it was determined that the $6,395 reported for Mr. Walton in 2009 under Personal Use of Company Aircraft was in fact business related, and the disclosure for Mr. Walton has been adjusted accordingly.

The values for the car and personal use of our company aircraft were determined on the basis of aggregate incremental costs to us. Incremental costs for the car are the actual costs to us of the lease payment, gas costs, and maintenance costs for the vehicle. Incremental costs for aircraft use were calculated based on average variable operating cost per flight hour multiplied by flight hours. The average variable operating cost per hour was calculated based on aggregate costs for the year, including but not limited to such items as fuel, repair and maintenance, flight crew, and hangar and landing fees, divided by aggregate hours flown. Fixed costs, such as flight crew salaries, wages and other employment costs, training, depreciation, hangar rent, utilities, insurance and taxes, are not included in incremental costs since these expenses are incurred by us irrespective of personal use of aircraft. In 2010, there was no personal use of our company aircraft by any of the NEOs. Executive medical costs are the actual costs to us of executive medical assessments performed and paid for by us. The value associated with DERs on unvested RSUs and P+RSUs on the payment date is included in “All Other Compensation” and not included in the grant-date fair value associated with the underlying P+RSU award set forth in the “Share-Based Awards” column of the Summary Compensation Table.

(7)	The increase in Mr. Schroeder’s total compensation over the past three years is due to his appointment as CEO and corresponding increases in responsibilities and accountabilities. For additional commentary regarding the compensation of Mr. Schroeder, see “Compensation Discussion and Analysis—NEO Compensation Determinations.”

Compensation for 2008 for our NEOs was adversely impacted by the lower-than-target EAPP payout and no P+RSU award (for the May 2009 grant) because the 2008 EBIT performance objective under the P+RSU program was not satisfied. In 2009, compensation for the NEOs increased primarily as a result of strong financial performance resulting in a higher EAPP payout versus 2008, the P+RSU award being made at “target,” and the special RSU performance award granted to the NEOs (other than the CEO) as a result of significant achievement of qualitative business objectives in 2009. Total compensation in 2010 remained relatively flat or decreased slightly for most NEOs. Although there were increased payouts under the EAPP and P+RSU programs in 2010, for most NEOs (other than the CEO and CFO), the increases were less than the value of the special performance award of RSUs made in 2009.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table lists all option-based or share-based awards outstanding as of January 2, 2011 that have been made to the NEOs of the corporation.

		Option-Based Awards				Share-Based Awards
Name	Grant Date	Number of securities underlying unexercised Options (#)(1)	Option exercise price ($)(2)	Option expiration date	Value of unexercised in-the-money Options ($)(3)	Number of shares or units of shares that have not vested (#)(4)	Market or payout value of share- based awards that have not vested ($)(5)
Donald B. Schroeder	May 18, 2010	78,129	$35.23	May 15, 2017	$ 458,617	20,075	$825,065
	May 15, 2009	72,012	$28.87	May 15, 2016	$ 880,707	No grant	No grant
	May 15, 2008	47,262	$33.02	May 15, 2015	$ 381,877	—	—

	Total	197,403			$1,721,201	20,075	$825,065

Cynthia J. Devine	May 18, 2010	23,052	$35.23	May 15, 2017	$ 135,315	5,923	$243,421
	March 9, 2010	n/a	n/a	n/a	n/a	1,541	$ 63,326
	May 15, 2009	30,762	$28.87	May 15, 2016	$ 376,219	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015	$ 163,127	—	—

	Total	74,003			$ 674,661	7,464	$306,747

David F. Clanachan	May 18, 2010	23,052	$35.23	May 15, 2017	$ 135,315	5,923	$243,421
	March 9, 2010	n/a	n/a	n/a	n/a	1,541	$ 63,326
	May 15, 2009	30,762	$28.87	May 15, 2016	$ 376,219	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015	$ 163,127	—	—

	Total	74,003			$ 674,661	7,464	$306,747

William A. Moir	May 18, 2010	23,052	$35.23	May 15, 2017	$ 135,315	5,923	$243,421
	March 9, 2010	n/a	n/a	n/a	n/a	1,541	$ 63,326
	May 15, 2009	30,762	$28.87	May 15, 2016	$ 376,219	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015	$ 163,127	—	—

	Total	74,003			$ 674,661	7,464	$306,747

Roland M. Walton	May 18, 2010	23,052	$35.23	May 15, 2017	$ 135,315	5,923	$243,421
	March 9, 2010	n/a	n/a	n/a	n/a	1,541	$ 63,326
	May 15, 2009	30,762	$28.87	May 15, 2016	$ 376,219	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015	$ 163,127	—	—

	Total	74,003			$ 674,661	7,464	$306,747

(1)	Represents the number of options/SARs granted to the NEOs in 2010, 2009 and 2008. No options/SARs were granted to any NEOs prior to 2008. The options/SARs vest in equal installments on the first, second, and third anniversaries of the grant date and expire on the seventh anniversary of the grant date, absent death, disability, retirement or termination. In March 2009, the Committee reviewed the practice of including a tax premium assumption in the Black-Scholes methodology for valuing options/SARs and determined to discontinue the practice, which resulted in a lower Black-Scholes value. As a result, because the calculation of the number of options/SARs involves dividing the intended compensation value by the Black-Scholes value, approximately 40% more options/SARs were granted in 2009 than if the tax premium assumption had been applied.

(2)	For grants made in 2009 and 2008, the exercise price is the mean of the high and low stock price of our common shares on the TSX (the “fair market value” as defined under the Stock Incentive Plan) on the date of grant. As a result of the adoption in October 2009 of our equity grant and settlement policy, the exercise price of options/SARs granted in 2010 became the closing price of our common shares as reported on the TSX for the trading day immediately preceding the grant date (also “fair market value” under the Stock Incentive Plan). The equity grant and settlement policy provides for an annual grant date that is the later of May 15 or the first day thereafter that the corporation’s quarterly trading window opens, subject to consideration by the Compensation Committee of significant corporate developments or other compelling facts and circumstances at the time of grant.

(3)	The value of unexercised in-the-money options is equal to the difference between the exercise price and the closing price of our common shares on the TSX on December 31, 2010 of $41.10.

(4)	Represents the number of P+RSUs granted to the NEOs that had not vested as of January 2, 2011, plus unvested dividend equivalent rights (“DERs”). Each NEO automatically accumulates additional RSUs on outstanding RSUs each time we pay a dividend on our common shares to shareholders. In 2010, dividends were declared quarterly at a rate of $0.13 per share (or per RSU). These additional RSUs vest at the same time as the underlying RSUs to which they relate. We recently announced that our dividend rate for 2011 would increase to $0.17 per share, subject to the discretion of our Board of Directors as to the declaration of all future dividends. The value of these DERs is set forth in the Components of All Other Compensation Table in Note (6) to the Summary Compensation Table. DERs do not accrue until after the performance condition is satisfied and the P+RSUs are granted (as RSUs). The P+RSUs granted to the NEOs in 2008 were fully vested (cliff vested) on November 15, 2010.

P+RSUs, which are granted in May of a given year based on the financial results of the prior completed fiscal year, were not granted in May 2009 as the 2008 EBIT performance target was not met. In 2010, P+RSUs were granted in May 2010 (for 2009 performance). In addition, in March 2010, the NEOs (other than the CEO), were granted RSUs in the amount of $100,000 as a special performance award, which resulted in an award of 3,050 RSUs to each NEO, of which 50% vested in May 2010 and the remaining 50% will vest in May 2011. These special, performance-award RSUs vest and settle upon termination for any reason, other than “for cause,” because they are a special award for prior-year performance. P+RSUs that will be granted in May 2011 (for 2010 performance) are not included in the table.

(5)	The market or payout value of share-based awards is based on the closing price of our common shares on the TSX on December 31, 2010 of $41.10.

Incentive Plan Awards—Value Vested or Earned During the Year

The following table lists, with respect to each NEO, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended January 2, 2011.

Name	Option- based awards— Value vested during the year ($)(1)	Share- based awards— Value vested during the year ($)(2)	Non-equity incentive plan compensation—Value earned during the year ($)(3)
Donald B. Schroeder	$184,298	$591,231	$945,000
Cynthia J. Devine	$ 78,728	$306,152	$525,000
David F. Clanachan	$ 78,728	$306,152	$525,000
William A. Moir	$ 78,728	$306,152	$525,000
Roland M. Walton	$ 78,728	$306,152	$525,000
(1)	Represents the total value of options/SARs that vested in 2010 based on the closing price of our common shares on the TSX on the business day immediately preceding the vesting date (May 14, 2010) of $35.15. Only one-third of the options/SARs granted on May 15, 2009 and two-thirds of the options/SARs granted on May 15, 2008, have vested. None of the options/SARs granted in 2010 had vested as of January 2, 2011. No options/SARs have been exercised by the NEOs since the adoption of options/SARs in 2008. Based on the December 31, 2010 closing share price on the TSX of $41.10, the value of option-based awards that vested in 2010 was $420,861 for Mr. Schroeder and $179,782 for the other NEOs.

(2)	Consists of: (i) the P+RSU award made in May 2008 which cliff vested after 30 months (i.e., on November 15, 2010), and a ratable portion of DERs converted to RSUs over the vesting period for this award. Values are based on a settlement price of $39.09 for those RSUs; and (ii) for the NEOs, excluding Mr. Schroeder, the special performance award of RSUs made in March 2010, 50% of which vested in May 2010 at a settlement price of $35.15.

(3)	Represents the total value of annual cash incentive awards under the EAPP for 2010 at a payout of 105%. These amounts are also reported in the Summary Compensation Table.

Defined Contribution Plans Table

The table below shows the accumulated value at the beginning and end of the fiscal year ended January 2, 2011 for each NEO participating in the corporation’s defined contribution pension plan (“DCPP”). Contributions for the personal supplemental executive retirement savings plan, the “Savings Plan,” are not included in this table, but are described below and reported in the Summary Compensation Table under the heading “All Other Compensation.”

Name	Accumulated value at start of year ($)	Compensatory ($)(1)	Non- compensatory ($)(2)	Accumulated value at year end ($)
Donald B. Schroeder	$459,953	$16,036	$110,530	$586,519
Cynthia J. Devine	$129,930	$16,036	$ 25,911	$171,877
David F. Clanachan	$259,554	$16,036	$ 55,353	$330,943
William A. Moir	$349,112	$16,036	$ 38,851	$403,999
Roland M. Walton	$278,973	$16,036	$ 41,093	$336,102
(1)	Represents contributions made by the corporation to each NEO’s account under the DCPP during 2010.

(2)	Represents any contributions made to the DCPP by the NEOs plus any investment income or loss credited during the year.

For additional information on the DCPP, see “Compensation Discussion and Analysis—Retirement Benefits.”

Personal Supplemental Executive Retirement Savings Plan

As described in the “Compensation Discussion and Analysis—Retirement Benefits” section, effective January 1, 2009, our Board approved the Personal Supplemental Executive Retirement Savings Plan, a non-registered plan (“Savings Plan”) for our NEOs. As of December 31 of each plan year, beginning with the 2009 plan year, we contribute to the Savings Plan an amount (expressed as a percentage of a participant’s base salary and annual cash bonus, or “Earnings”) for each participant who was actively employed by us on December 31 and was less than 69 years old. Because contributions are made shortly following the end of the year but cash incentive payments under the EAPP are determined in February, the annual Savings Plan contribution is based on a percentage of the current year’s base salary and the cash incentive received by the NEO in the current year (in respect of the prior year’s performance). The participants in the Savings Plan are not permitted to make contributions to the plan. All NEOs in the Savings Plan are fully vested.

Contributions made by the corporation to the NEOs’ accounts under the Savings Plan are directed to a vested account, and the amounts held in such accounts will be invested in permitted investments at the direction of the respective participant.

The table below shows the accumulated value at the beginning and end of the fiscal year ended January 2, 2011 for each NEO participating in the Savings Plan.

Name	Accumulated value at start of year ($)(1)	Compensatory ($)(2)	Non- compensatory ($)(3)	Accumulated value at year end ($)(4)
Donald B. Schroeder	$0	$108,205	$24,067	$132,272
Cynthia J. Devine	$0	$ 33,745	$ 3,307	$ 37,052
David F. Clanachan	$0	$ 67,478	$ 8,669	$ 76,147
William A. Moir	$0	$ 67,478	$ 6,867	$ 74,345
Roland M. Walton	$0	$ 67,478	$ 6,162	$ 73,640
(1)	As discussed under “Retirement Benefits—Personal Supplemental Executive Retirement Savings Plan” in the CD&A section of this Form 10-K/A, the first year of the Savings Plan was 2009 and contributions for 2009 plan year were not made until February 2010.

(2)	Represents contributions made during 2010 by the corporation to each NEO’s account under the Savings Plan. Actual contributions made to the Savings Plan, as reflected in this column, were net of required withholding taxes that are the responsibility of each NEO. These contributions (on a gross basis) have been included in the Summary Compensation Table under the heading “All Other Compensation” as 2009 compensation because the payment is based on 2009 “Earnings.”

(3)	Represents investment income or loss during the year (commencing February 2010).

(4)	Represents actual accumulated value, net of all required tax withholdings, as of December 31, 2010.

General Description of Our Stock Incentive Plan

The Stock Incentive Plan is an omnibus plan that is designed to allow us to compensate employees in a variety of ways through a broad range of equity-based awards. The Stock Incentive Plan authorizes the issuance of up to 2,900,000 common shares (or 1.5% of our issued and outstanding common shares at inception of the Stock Incentive Plan) pursuant to awards of restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and share awards. As of January 2, 2011, there were outstanding equity awards covering 1,379,181 common shares, which represent less than 1% of our issued and outstanding common shares on that date. The Stock Incentive Plan provides that the maximum number of common shares for which awards may be granted to any participant in any calendar year may not exceed 250,000 for performance shares and 250,000 for options and stock appreciation rights, collectively. The value of performance units that any participant may receive in any year may not exceed U.S. $4,000,000. There are no comparable limits applicable to RSU (including P+RSU) grants. The Stock Incentive Plan provides that the number of shares issuable to all insiders (as defined under Canadian securities laws), on an aggregate basis, at any time under all security-based compensation arrangements, may not exceed 10% of our issued and outstanding common shares.

The corporation’s practice has been to deliver common shares acquired through the facilities of the TSX to grantees upon the exercise of their equity awards. Accordingly, as of the date of this Form 10-K/A, no common shares have been issued from treasury to settle equity awards issued under the Stock Incentive Plan. Should the corporation alter its practice such that common shares are issued from treasury upon a grantee’s exercise or settlement of outstanding equity awards, then a maximum of 2,223,916 common shares (representing 1.34% of our issued and outstanding common shares as at March 11, 2011) may be issued in the future, of which 1,360,711 common shares (representing 0.82% of our issued and outstanding common shares as at March 11, 2011) may be issued pursuant to currently outstanding equity awards.

Under the Stock Incentive Plan, awards that are subject to vesting or performance conditions are not transferable until they have vested or until the performance conditions have been satisfied, as applicable; however, they become fully vested upon the grantee’s death or disability (as defined under the Stock Incentive Plan). Furthermore, options/SARs are not transferable and are only exercisable by the grantee during his or her lifetime or by his or her estate or legal representative following the death or disability of the grantee, unless otherwise provided for in a separate agreement or at the determination of the Compensation Committee. Except in the case of the retirement, death or disability of a grantee, or upon termination of a grantee’s employment in connection with the sale of a subsidiary, unvested awards will be immediately forfeited and any vested options/SARs will be exercisable for 90 days following termination, subject to extension until the next trading window during which the grantee could trade in our securities, if the expiration of the 90-day period occurs outside of a trading window.

In February 2010, the Stock Incentive Plan was amended to replace the “single trigger” approach for vesting and settlement of equity awards upon a change in control with “double trigger.” As a result of the “double trigger,” equity awards granted after February 2010 do not automatically vest and settle upon a change in control, unless a termination of employment also occurs (see “—Governance Policies and Related Items— “Double Trigger” Provisions in Stock Incentive Plan and Change in Control Agreements in the CD&A.

Equity Compensation Plan Information

The following table sets forth, as of the end of the corporation’s last fiscal year: (a) the number of securities that could be issued upon exercise of all outstanding options/SARs and vesting of all outstanding RSUs under the corporation’s equity compensation plans, (b) the weighted average exercise price of outstanding options/SARs under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon the exercise of outstanding options/SARs or the settlement of outstanding RSUs.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by securityholders	1,379,181	$31.87	844,735
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
(1)	Awards issuable under the Stock Incentive Plan included in the 1,379,181 total number of securities in column (a) above are approximately 293,175 RSUs (including RSUs issued as a result of P+RSUs) and DERs associated with the RSUs, all subject to vesting requirements, and 1,086,006 stock options and related SARs. Of the 1,086,006 options/SARs outstanding at January 2, 2011, 263,498 were exercisable as of that date due to vesting requirements having been satisfied.

(2)	The average exercise price in this column is based only on stock options and related SARs because RSUs (including P+RSUs) have no “exercise price” required to be paid by the recipient upon vesting and settlement. Under the corporation’s equity grant and settlement policy, the exercise price of options/SARs is equal to the market price for such securities as of the grant date (set as the closing price of our common shares on the TSX on the business day immediately preceding the grant date). Although there is no purchase price for RSUs, the number of RSUs awarded is also determined based on the grant-date market value, as determined under the equity grant and settlement policy.

Before making annual equity awards, the Compensation Committee considers the impact of the new awards on such factors as dilution and overhang, as well as the burn rate of annual grants against the number of total common shares outstanding. As set forth in the table below, the corporation’s dilution, overhang, and burn rates are low by industry standards.

Equity Award Factor	% as of January 2, 2011
Dilution—total number of equity awards outstanding divided by the total number of common shares outstanding	0.81%
Overhang—total number of equity awards available to grant plus equity awards outstanding, divided by total number of common shares outstanding	1.30%
Burn Rate—number of equity awards issued in 2010, divided by the total number of common shares outstanding	0.35%

The corporation has entered into award agreements in connection with each of its RSUs (including P+RSUs) and option/SAR awards. The corporation may amend the terms of these arrangements, and the corporation may amend the terms of the Stock Incentive Plan (except as may otherwise be provided by applicable tax and regulatory requirements, including stock exchange requirements), as the Board sees fit without shareholder approval; provided, however that the following amendments to the Stock Incentive Plan or outstanding equity awards would require the approval of both the Board and the corporation’s shareholders as described in Section 22 of the Stock Incentive Plan: (i) an increase in the maximum number of common shares that may be made the subject of awards under the plan, including option-based awards; (ii) any adjustment (other than in connection with a stock dividend, recapitalization or other transaction where an adjustment is permitted or required under the terms of the Stock Incentive Plan) or amendment that reduces or would have the effect of reducing the exercise price of an option or SAR previously granted under the Stock Incentive Plan, whether through amendment, cancellation or replacement grants, or other means; (iii) an increase in the express limits on certain awards that may be made to participants under the Stock Incentive Plan; and, (iv) an extension of the term of an outstanding option or SAR beyond the expiration date thereof, except as expressly set forth in the Stock Incentive Plan for certain awards that expire outside of an established trading window. In addition to the foregoing, no change to an outstanding award under the Stock Incentive Plan that will impair the rights of the grantee may be made without the consent of the grantee. No amendments to security-based arrangements were entered into with any NEO during 2010.

Termination and Change in Control Benefits

As described under “Compensation Discussion and Analysis—Written Change in Control (Employment) Agreements and Post-Employment Covenants,” other than the change in control agreements with our NEOs, we do not have any employment or other agreements or arrangements that provide for payments to be made to the officers following a termination of employment, and we do not have a formal severance policy for the NEOs. However, the NEOs will receive certain benefits under our compensation plans and programs upon termination of employment, including in connection with a change in control, as described below. We would also be required to pay severance in accordance with applicable law upon termination of a NEO’s employment without cause.

Prior to February 2010, the Stock Incentive Plan provided for a “single trigger” approach for equity awards in change in control situations, such that if there were a change of control, previously granted awards would automatically vest regardless of whether a grantee’s employment was terminated in connection with the change in control. However, after giving consideration to the issue of a “single trigger” versus a “double trigger,” the Compensation Committee determined that, going forward, a “double trigger” approach should be used with respect to equity awards under the Stock Incentive Plan in the event of a change in control. Accordingly, all existing change in control agreements were amended to provide for a “double trigger” approach, as was the Stock Incentive Plan, in respect of future awards. As a result of these changes, our change in control agreements and the Stock Incentive Plan are aligned. Shareholder approval was not required for the amendments made to the Stock Incentive Plan in early 2010 because the amendments did not constitute one of the delineated amendments under Section 22 of the Stock Incentive Plan for which prior shareholder approval is required. For additional details regarding the types of amendments requiring shareholder approval, see above under “Equity Compensation Plan Information.”

Stock Incentive Plan

The Stock Incentive Plan contains provisions concerning the treatment of awards upon termination of employment, including a change in control, which apply unless the Compensation Committee determines otherwise in a separate agreement with the NEO. These provisions are as follows:

•

Termination due to death/disability: Any RSUs (including P+RSUs) vest immediately upon death or disability. Options/SARs will become immediately exercisable and may be exercised for four years following death or disability (but in no event beyond the maximum term of the option or SAR).

•

Retirement: Any RSUs (including P+RSUs) will remain outstanding and continue to vest in accordance with their applicable vesting schedules. Any vested options/SARs will remain exercisable, and unvested options/SARs will continue to vest in accordance with the original vesting schedule and will remain exercisable for up to four years following retirement, or until the original termination date, whichever is earlier (but in no event beyond the maximum term of the option or SAR).

•

Change In Control: The definition of “change in control” in the Stock Incentive Plan is substantially the same as in our change in control agreements (for details refer to “Applicable Definitions and Certain Implications” later in this section). In respect of awards granted prior to May 2010, all restrictions on the exercise or vesting of awards lapse upon a change in control of our corporation whether or not the executive officer remains employed by us or any successor corporation after the change in control. However, as a result of the move to a “double trigger” approach for equity awards in February 2010, subsequent awards made under the Stock Incentive Plan will now vest in accordance with normal vesting schedules after a change in control, unless a termination of employment occurs.

•

Other Termination: If employment of a NEO is terminated for any reason other than those described above, all unvested stock options/SARs and other awards will terminate and any unvested portion of RSUs (including P+RSUs) will be forfeited, unless otherwise determined by the Compensation Committee at any time prior to or after termination. However, any vested options/SARs will remain exercisable for a period of 90 days following termination of employment, subject to extension for exercise to occur during the next trading window during which the insider could trade, if expiration of the 90-day period occurs outside of a trading window.

EAPP

Under the EAPP, absent a change in control (see below), annual cash incentives are not payable unless the NEO is employed by us on the date that the payment is made (usually in February of each year). However, subject to the Compensation Committee’s discretion, if the executive officer’s employment is terminated by reason of death, disability, or retirement after the executive reaches the age of 60 with ten years of continuous service with us prior to the end of the year for which the incentive is to be paid, he or she may be entitled to a pro rata portion (or 100%, if termination occurs after the end of the year) of the cash incentive otherwise payable for that year, when paid.

The EAPP provides that, upon the occurrence of a change in control of our corporation, the cash incentive payable to each NEO in the year of the change in control will be the greatest of: (i) the cash incentive payment received by the executive officer in the fiscal year prior to the year in which the change in control occurs, (ii) the cash incentive that would be payable in the year of the change in control assuming that the target level of performance was obtained, and (iii) the cash incentive that would be payable in the year of the change in control based on our corporation’s actual performance for that year through the date of the change in control. The definition of “change in control” in the EAPP (see below) is substantially the same as in our change in control agreements. For executive officers whose employment is terminated without cause or by the officer for good reason in connection with a change in control, the cash incentives under the EAPP will be paid as if they had remained employed through the usual payment date under the EAPP. The definitions of “cause” and “good reason” in the EAPP are similar to those in our change in control agreements. Any payments made under the EAPP as a result of a change in control will reduce the amount payable under the NEO’s change in control agreement as short-term incentive compensation for the year in which termination occurs.

The Compensation Committee believes the approach to setting minimum guaranteed EAPP payments in the event of a change in control (as described above) is appropriate because change in control transactions can result in increased costs to us, which might adversely affect our financial results and thus the awards that would otherwise be payable to the officers under the EAPP, regardless of our business performance. The Committee believes that such factors should not adversely affect cash incentive payments to be paid in the year of the change in control. See “EAPP Payout” in Note (1) to the Termination Following a Change in Control Table below for quantification of these payments, which will be the same as those provided under the change in control agreements (but not duplicated) in the year in which termination occurs.

Personal Supplemental Executive Retirement Savings Plan

Absent a change in control and the occurrence of certain other events, distributions under the Savings Plan may be made after vested participants retire from employment after: (i) having attained age 60 and completed at least ten years of service, or (ii) having attained age 65. Participants are also entitled to receive distributions under the plan (after vesting requirements have been met) if: (i) their employment is terminated for any reason, (ii) they die or become disabled, (iii) they are terminated after a change in control, or (iv) other circumstances designated by the Compensation Committee have occurred. Each SERP participant immediately prior to January 1, 2009 became a fully vested participant under the Savings Plan, provided that such participant had completed three years of service at such time.

Under the Savings Plan, participants become 100% vested in benefits accrued to them if there is a “change in control,” which is defined somewhat differently in the Savings Plan than under the change in control agreements. However, similar to the change in control agreements, payments under the Savings Plan are not triggered unless an executive’s employment is terminated following a change in control (i.e., a “double trigger”). Additionally, under both the EAPP and the Savings Plan, if a NEO’s employment is terminated without cause prior to a change in control but the executive officer can reasonably demonstrate that the termination: (i) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a change in control, or (ii) otherwise arose in connection with, or in anticipation of, a change in control, the termination will be treated as if it occurred after a change in control, if a change in control actually occurs.

Under the Savings Plan, a change in control means:

•	the direct or indirect acquisition of a majority of the voting shares of our corporation or our subsidiary, The TDL Group Corp. (“TDL”), by an unaffiliated entity;

•

the merger or amalgamation of our corporation or TDL into an unaffiliated entity, the effect of which is that a majority of the voting shares of our corporation or TDL are acquired, directly or indirectly, by an unaffiliated entity;

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

Payments Following a Termination of Employment

The following table sets forth the aggregate amounts our NEOs would have received upon termination of employment under the Stock Incentive Plan, the EAPP, the Savings Plan and change in control agreements in the various scenarios indicated, determined as if termination occurred on January 2, 2011. As discussed above, upon termination of employment, other than due to a change in control, death, disability, retirement or without cause under limited circumstances, unvested RSUs (including P+RSUs) and options/SARs are forfeited and no payments would be made under the EAPP. In the event of a mid-year termination, the following would also be due to the executive: a lump sum payment equal to accrued base salary and vacation pay through the termination date; if termination was due to a change in control, or for retirement-eligible employees if the Compensation Committee approves, a pro rata portion of any cash incentives that would have been paid under the EAPP in respect of the fiscal year in which termination occurs; and, any other benefits that have been earned prior to the date of termination. We have not included these amounts in the table below, however, as they are either likely to be relatively insignificant amounts or not applicable because the table describes a year-end termination. The only guaranteed payments that the NEOs would be entitled to receive on a termination of employment for any reason other than death, disability, retirement, and without cause in limited circumstances, absent a change in control, would be: (i) any accumulated benefits under the Savings Plan, and (ii) payments under our DCPP. See “Retirement Benefits.” References to Termination for “Cause” or “Without Cause” in the table below are actions that may be taken by the corporation. References to Termination for “Good Reason” or “Without Good Reason” in the table below are actions that may be taken by the NEOs. See the definitions, and certain related implications, provided after the table below for additional information.

As noted above, under applicable law, we may be required to pay severance to executives upon Termination by us Without Cause, in addition to the amounts set forth in the table below. These amounts would be negotiated on a case-by-case basis and would vary depending upon the executive’s tenure, date of separation from service with us, and other factors. As such, we have not attempted to quantify these amounts.

	EAPP Payout (1)	Equity (P+RSU/ Options/ SARs) (2)	Savings Plan Current Year Contribution (3)	Accumulated Balances in Savings Plan and DCPP (4)	Cash Severance (Change In Control) (5)	Other Benefits (Change In Control) (6)	Total
Donald B. Schroeder
Death or Disability	$945,000	$1,998,137	$185,886	$718,791	—	—	$3,847,814
Retirement/ Resignation(7)	$945,000	$1,998,137	$185,886	$718,791	—	—	$3,847,814
Termination For Cause	—	—	$185,886	$718,791	—	—	$904,677
Termination Without Cause(7)	$945,000	$1,998,137	$185,886	$718,791	—	—	$3,847,814
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$945,000	$1,998,137	$185,886	$718,791	$4,650,000	$697,913	$9,195,727

Cynthia J. Devine
Death or Disability	$525,000	$747,262	$ 89,781	$208,929	—	—	$1,570,972
Retirement/ Resignation	—	—	$ 89,781	$208,929	—	—	$298,710
Termination For Cause	—	—	$ 89,781	$208,929	—	—	$298,710
Termination Without Cause	—	—	$ 89,781	$208,929	—	—	$298,710
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$525,000	$747,262	$ 89,781	$208,929	$1,783,667	$265,941	$3,620,580

David F. Clanachan
Death or Disability	$525,000	$747,262	$116,235	$407,090	—	—	$1,795,587
Retirement/ Resignation	—	—	$116,235	$407,090	—	—	$523,325
Termination For Cause	—	—	$116,235	$407,090	—	—	$523,325
Termination Without Cause	—	—	$116,235	$407,090	—	—	$523,325
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$525,000	$747,262	$116,235	$407,090	$1,783,667	$265,941	$3,845,195

	EAPP Payout (1)	Equity (P+RSU/ Options/ SARs) (2)	Savings Plan Current Year Contribution (3)	Accumulated Balances in Savings Plan and DCPP (4)	Cash Severance (Change In Control) (5)	Other Benefits (Change In Control) (6)	Total
William A. Moir
Death or Disability	$525,000	$747,262	$116,235	$478,344	—	—	$1,866,841
Retirement/ Resignation(7)	$525,000	$747,262	$116,235	$478,344	—	—	$1,866,841
Termination For Cause	—	—	$116,235	$478,344	—	—	$594,579
Termination Without Cause(7)	$525,000	$747,262	$116,235	$478,344	—	—	$1,866,841
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$525,000	$747,262	$116,235	$478,344	$1,783,667	$262,176	$3,912,684

Roland M. Walton
Death or Disability	$525,000	$747,262	$116,235	$409,742	—	—	$1,798,239
Retirement/ Resignation	—	—	$116,235	$409,742	—	—	$525,977
Termination For Cause	—	—	$116,235	$409,742	—	—	$525,977
Termination Without Cause	—	—	$116,235	$409,742	—	—	$525,977
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$525,000	$747,262	$116,235	$409,742	$1,783,667	$265,941	$3,847,847

(1)	Amounts paid under the EAPP after “Termination Without Cause” or “Termination For Good Reason” following a change in control, reduce dollar for dollar any amount payable in respect of the short-term incentive payment in the year of termination under the change in control agreements such that there is no duplication of payment. The EAPP establishes a minimum short-term incentive payment under the EAPP for the year in which the change in control occurs. See “Termination and Change in Control Benefits—EAPP” and “—Personal Supplemental Executive Retirement Savings Plan,” above.

(2)	The value of the unvested P+RSUs is based on the closing price of our common shares of $41.10 on the TSX on December 31, 2010 (our last business day in Canada during our fiscal year ended January 2, 2011). The value of unexercised, in the money options/SARs is based on the difference (or spread) between the 2008, 2009 and 2010 exercise prices of $33.02, $28.87 and $35.23, respectively, and the closing price of our common shares on the TSX on December 31, 2010 of $41.10, multiplied by the number of unvested options/SARs.

Included in the amounts set forth under “Termination Following a Change in Control (Without Cause or for “Good Reason”), is the total value of all unvested equity awards as of January 2, 2011, although, in respect of awards made prior to May 2010, all restrictions on the exercise or vesting of awards lapse upon a change in control of our corporation whether or not the executive officer remains employed by us or any successor corporation after the change in control due to the “single trigger” nature of these awards prior to the modification to the Stock Incentive Plan in February 2010. These awards include only option/SAR grants in May 2008 and May 2009, which had the following values for each NEO as of December 31, 2010, based on the closing price of our common shares on the TSX on December 31, 2010 of $41.10: $714,454 (Schroeder); $305,199 (Devine); $305,199 (Clanachan); $305,199 (Moir); and $305,199 (Walton).

(3)

Represents gross contribution under the Savings Plan for the 2010 plan year made after December 31st of each year. The actual contribution by the corporation was net of all applicable withholding taxes for which the respective NEOs are responsible.

(4)

Represents accumulated Savings Plan and DCPP amounts as of December 31st to which the NEOs are entitled in the event of termination for any reason, including following a change in control (i.e., the change in control does not result in additional payments relative to these accumulated balances).

(5)	Cash Severance with respect to a termination following a change in control for each NEO consists of:

•

a lump sum payment equal to the greater of: (i) two times (three times for the CEO) the current year’s base salary, and (ii) two times (three times for the CEO) the average base salary for the current year and the two prior years; and,

•

a lump sum payment equal to the greater of: (i) two times (three times for the CEO) the current year’s target cash incentive payment under the EAPP and (ii) two times (three times for the CEO) the average target cash incentive payment for the current year and the two prior years.

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

(6)	Other Benefits with respect to a termination following a change in control for each NEO consist of:

•

a lump sum payment equal to the present value of the employer contributions the NEO would have accrued under the Savings Plan and DCPP for the two years following the change in control (three years for the CEO). Various assumptions were required in connection with determining these values, including future base salaries remaining at 2011 levels, achievement of cash incentives at “target” for 2011 and 2012 fiscal years, employer contributions to the DCPP remaining at 2011 levels, and the use of the long-term bond rate to determine present value;

•	continuation of life insurance and other medical and health insurance for the two years (three years for the CEO) following termination; and,

•

payment of a monthly car allowance for the two years (three years for the CEO) following termination based on a pre-determined amount for the car, gas, maintenance and insurance for the grade level of the executive officer, as established by us from time to time.

(7)	Executives who are retirement-eligible can receive EAPP awards and receive their unvested P+RSUs and options/SARs, which will continue to vest over the scheduled vesting period, upon voluntary retirement. Accordingly, we have included these amounts in the table above under the description “Retirement/Resignation” and “Termination Without Cause” (by the corporation). Ms. Devine and Messrs. Clanachan and Walton are not currently retirement-eligible; consequently, no amounts are shown as being payable pursuant to the EAPP and the Stock Incentive Plan for termination under those circumstances.

(8)	Pursuant to the change in control agreements, a NEO’s right to terminate his or her employment for “good reason” is not affected by his or her incapacity due to physical or mental illness.

Termination without “good reason” by a NEO may include retirement or resignation. NEOs who are retirement-eligible, however, may be able to receive EAPP awards if the Compensation Committee approves. Accordingly, for EAPP payouts, we have included amounts for retirement-eligible individuals only.

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

•

The consummation of a merger, consolidation or reorganization with or into our corporation or in which our securities are issued, unless such transaction is a “Non-Control Transaction.” A Non-Control Transaction is one where: (i) our shareholders before such transaction hold at least 70% of the voting power of the corporation surviving the transaction in substantially the same proportion as their ownership of voting power before the transaction; (ii) the members of the Incumbent Board immediately before such transaction constitute at least two–thirds of the board of the surviving corporation; and (iii) no person other than our corporation, a subsidiary of ours, an employee benefit plan or trust for the benefit thereof, or any person who immediately before such transaction had beneficial ownership of at least 30% of the voting power of our corporation, has beneficial ownership of more than 30% of the voting power of the surviving corporation;

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

Termination Without Cause or For Good Reason

Under the change in control agreements, a NEO will receive the benefits noted in the above table if we (or a successor corporation) terminate the officer’s employment without cause or if the officer terminates his or her employment with us (or a successor corporation) for “good reason.” “Good reason” means the occurrence of:

•

A change in the NEO’s status, title, position or responsibilities which, in the officer’s reasonable judgment, does not represent a promotion from his or her status, title, position or responsibilities in effect immediately prior thereto;

•	The assignment to the NEO of any duties and responsibilities which, in the officer’s reasonable judgment, are inconsistent with his or her status, title, position or responsibilities;

•

Any removal of the NEO from or failure to reappoint or reelect him or her to any such positions (except in connection with a termination for disability, cause, as a result of his or her death, or by the executive officer other than for good reason);

•	A reduction in the NEO’s base salary;

•

We (or a successor corporation) require the NEO to be based more than 50 kilometers from the officer’s business office location immediately prior to the change in control (except for reasonably required business travel that is not materially greater than such travel requirements prior to the change in control);

•

The failure to provide the executive officer with compensation and benefits substantially similar (in terms of benefit levels and/or reward opportunities) to those provided prior to the change in control or the taking of any action by the employer that would directly or indirectly materially reduce any benefit or deprive the executive officer of any material benefit enjoyed by him or her prior to the change in control; or,

•	Any material breach by us (or a successor corporation) of the change in control agreement.

Termination For Cause

If a NEO is terminated for cause at any time, the officer will receive only his or her base salary and accrued vacation pay to the termination date, plus any other benefits or compensation that have been earned or become payable prior to that date.

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

A NEO’s action or failure to act will be “willful” if the officer acts (or fails to act) without good faith and without a reasonable belief that the action or failure to act was in our best interest.

Payments Upon Death

If a NEO dies during the two years following a change in control, the officer’s beneficiaries will be entitled to receive his or her base salary and accrued vacation pay through the date of death, plus any other benefits or compensation that have been earned or become payable prior to that date. The NEOs’ beneficiaries would also be entitled to receive a pro rata portion of any cash incentives or other incentive awards the executive officer would have received if he or she had continued employment until the end of the year, payable at the same time such cash incentives or awards are payable to other employees.

Other Provisions

The change in control agreements also contain non-competition covenants for the term of the NEOs’ employment with us and further impose confidentiality obligations on the NEOs both during and after termination of their employment. The NEOs will also be required to pre-clear with us any trades in our securities for one year after termination of their employment to ensure compliance with our insider trading policies and applicable law. The CEO and the Executive Chairman also have entered into post-employment covenant agreements. See “Compensation Discussion and Analysis—Written Change in Control (Employment) and Post-Employment Covenants” for additional details.

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

Under our director compensation program, during 2010, all of our directors received: an annual cash retainer of $30,000 and an additional $60,000 annual retainer that must be taken as equity until the director stock ownership guidelines are satisfied; Committee retainers; and, meeting fees. The Committee retainer is $3,000 per year for serving as a member of a Committee, other than as Chair. The Chair of the Audit Committee receives a retainer of $12,000 per year ($15,000 per year commencing in 2011); the Chair of the Compensation Committee receives a retainer of $6,000 per year ($12,000 per year commencing in 2011); and, the Chair of the Nominating Committee, when also serving as the Lead Director, as is the case with The Hon. Frank Iacobucci, receives a retainer of $57,000 per year ($108,000 per year commencing in 2011). When not serving as Lead Director, the Nominating Committee Chair retainer is $6,000 per year ($8,000 per year commencing in 2011). Our director meeting fees for 2010 were $1,500 per Board or Committee meeting attended in person or by teleconference (reduced to $750 for telephonic meetings commencing in 2011).

Until our stock ownership guidelines are achieved, directors must receive $60,000 of their annual retainer in deferred stock units, or DSUs, granted pursuant to our Non-Employee Director Deferred Stock Unit Plan. DSUs are notional shares that track the value of our common shares and are settled in cash based on the value of our common shares on the TSX upon the director’s separation of service with us. Dividend equivalent rights accompany the DSUs. DERs represent the right to receive an amount of additional DSUs equal to the cash dividends that would be paid if the DSUs held by a director were common shares. Directors may elect to receive their Board retainers, Committee retainers and meeting fees (and, after stock ownership guidelines are achieved, their equity retainer) in cash, DSUs, or a combination of both.

In connection with our reorganization to become a Canadian public company in 2009, the U.S. Non-Employee Directors’ Deferred Compensation Plan (the “DC Plan”) was assigned to and assumed by a subsidiary of the corporation. In conjunction with that assignment, the DC Plan was frozen and amended such that effective September 25, 2009, no new deferral elections may be made and, effective March 1, 2010, no further amounts may be deferred under the DC Plan. Under the DC Plan, U.S. directors were able to defer DSUs otherwise payable upon separation of service for a period of up to 10 years following separation from service. As a result of the reorganization, U.S. directors will now be able to defer DSUs only until the end of the year following the year in which the director’s separation from service occurs. That is, the maximum deferral period has been shortened to the maximum allowable deferral period under Canadian law and, therefore, is now the same for both Canadian and U.S. directors. Our various deferral elections (noted above) result in differences among directors with respect to cash versus other forms of compensation, such as DSUs, reported in the tables below and discussed in the accompanying notes.

In early 2011, the Compensation Committee reviewed the results of a director compensation study conducted by Meridian, the Compensation Committee’s independent consultant. The results of the comprehensive director compensation study indicated that the overall level of compensation for directors was generally competitive and appropriate; however, it also showed upward adjustments for Committee Chairs were warranted. Based on the compensation study and other considerations, the Board determined that, commencing with fees for service in 2011, the Audit Committee Chair and Compensation Committee Chair retainer fees would be increased to $15,000 and $12,000, respectively, and the retainer for the Chair of the Nominating Committee, when not also serving as Lead Director, would be increased to $8,000. The increases were determined appropriate in order to better align compensation with the market data and to take into account factors such as the relative workload of each role, and the increasing complexity of subject matter of respective Committees. A narrowing of the differential between the Compensation Committee and Audit Committee Chair fees was approved due to the increased complexity regarding governance and disclosure requirements for compensation committees.

In addition to the foregoing adjustments for Committee Chairs, the Board increased the annual retainer for the Lead Director, who also serves as the Chair of the Nominating Committee, to $108,000, or $27,000 per quarter. The 2011 compensation adjustment was based on the increased workload and relative contribution of the Lead Director over time since his appointment in February 2007, with particular emphasis on and consideration of Board leadership of succession planning, oversight of strategic and business planning, and significant direct involvement with senior members of management.

In addition to the foregoing, changes were made to meeting fees, such that, the fee for telephonic meetings will be reduced to $750, from $1,500. This reflects a lower time commitment for preparation and attendance, no required travel, and shorter telephonic meetings, as compared to regular in-person meetings.

The following table sets forth the compensation paid to or earned by the independent members of the Board for the fiscal year ended January 2, 2011. All of the share-based awards represent DSUs which vest upon grant, but do not settle until a director’s separation from service with us. Mr. Miller was the only director to leave the Board in 2010 and, therefore, we have described in footnote (5) to the table below the accumulated value of DSUs paid to Mr. Miller in cash upon his separation from service. For a list of the number of DSUs for each director as of March 11, 2011, see “Ownership of Deferred Stock Units by Directors”.

Director	Fees Earned ($)(1)	Share-Based Awards ($)(2)(4)	Sub-Total ($)	All Other Compensation ($)(3)(4)	Total ($)
M. Shan Atkins	$63,000	$60,000	$123,000	$4,209	$127,209
Michael J. Endres	$29,250	$89,250	$118,500	$5,818	$124,318
Moya M. Greene	$27,750	$90,000	$117,750	$3,802	$121,552
Frank Iacobucci	$0	$177,000	$177,000	$9,902	$186,902
John A. Lederer	$0	$123,000	$123,000	$6,613	$129,613
David H. Lees	$0	$123,000	$123,000	$6,573	$129,573
Craig S. Miller(5)	$23,250	$0	$23,250	$ 671	$ 23,921
Ronald W. Osborne	$0	$108,000	$108,000	$3,208	$111,208
Wayne C. Sales	$0	$123,000	$123,000	$6,370	$129,370
Catherine L. Williams	$0	$108,000	$108,000	$2,679	$110,679

				Total:	$1,194,345

(1)	Amounts listed under “Fees Earned” represent cash payments made to directors, in accordance with their elections.

(2)	Amounts listed under “Share-Based Awards” represent: (i) the amount of fees awarded in DSUs in accordance with each director’s election; or, (ii) for directors who have not yet achieved stock ownership guidelines, DSUs valued at $60,000 for the equity retainer plus any other DSUs the directors elected to receive in lieu of cash payments.

(3)	These amounts represent the value, as at the date dividends were paid, of DERs that accumulated on each director’s outstanding DSUs during 2010 as a result of the 2010 quarterly dividends of $0.13 per common share paid in March, June, September, and December.

(4)	DSUs vest upon grant, but are not payable until a director’s separation from service with us. Amounts in the table below represent the value of all DSUs that have vested during 2010, using the values of such awards on the date of grant. These values represent the combination of amounts in the “Share-Based Awards” column and the “All Other Compensation” column in the table above. The amounts will vary among the directors based on their respective compensation elections, as described above. Only amounts for Mr. Miller were actually settled and paid during the year. See footnote (5) below.

Director	Total Value of DSUs Vested During the Year
M. Shan Atkins	$ 64,209
Michael J. Endres	$ 95,068
Moya M. Greene	$ 93,802
The Hon. Frank Iacobucci	$186,902
John A. Lederer	$129,613
David H. Lees	$129,573
Craig S. Miller(5)	$ 671
Ronald W. Osborne	$111,208
Wayne C. Sales	$129,370
Catherine L. Williams	$110,679
(5)	Mr. Miller did not stand for re-election at our May 14, 2010 Annual Meeting of Shareholders. As a result, fees paid to him only cover that portion of 2010 for which he served as a director. As noted above, Mr. Miller ended his service with our Board in May 2010. As a result, we paid him $183,930 in June 2010, representing the accumulated value of vested DSUs as of the date of his separation from service with us.

The fees noted above and the DERs represent all payments to our directors in 2010, other than reasonable expense reimbursements. We did not provide for any amounts to be set aside as retirement benefits for our directors. No director who is also an officer of the corporation (i.e., Messrs. House and Schroeder) receives any compensation for his or her service as a director.

Executive Chairman Compensation

In his role as Executive Chairman, Mr. House does not receive compensation for serving as a director, but rather has a base salary and is entitled to other compensation as an “executive officer” of the corporation. The nature and features of Mr. House’s compensation, therefore, are described under “Compensation Discussion and Analysis—NEO Compensation Determinations for 2011—Executive Chairman.” The table below also outlines the amounts earned by Mr. House for service in 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Share- Based Awards ($)(1)	Option Based Awards ($)	Non-Equity Incentive Plan Compensation ($)		Pension Value ($)	All Other Compensation ($)	Total Compensation ($)
					Annual Incentive Plans	Long- Term Incentive Plans
Paul D. House	2010	$373,071	$200,000	$175,000	$210,000	$0	$16,036	$ 35,326	$1,009,433
Executive	2009	$538,454	$175,000	$273,823	$500,000	$0	$15,714	$ 39,805	$1,542,796
Chairman	2008	$604,799	$403,000	$403,000	$520,000	$0	$15,000	$378,507	$2,324,306

(1)	Amounts shown represent the grant-date fair value of P+RSUs/RSUs. In 2011, compensation for Mr. House will be more closely aligned with director compensation. In addition, the 2011 reduction in long-term equity compensation for Mr. House will apply immediately for the May 2011 award based on 2010 performance, consistent with our administrative practice. This will result in Mr. House receiving a lower time-vested restricted stock unit award in May 2011, as opposed to the long-term equity incentive award value established for Mr. House in February 2010.

Outstanding Share-Based Awards and Option-Based Awards

The following table lists all option-based or share-based awards outstanding as of January 2, 2011 that have been made to Mr. House.

		Option-Based Awards				Share-Based Awards
Name	Grant Date	Number of securities underlying unexercised Options (#)(1)	Option exercise price ($)(2)	Option expiration date	Value of unexercised in-the-money Options ($)(3)	Number of shares or units of shares that have not vested (#)(4)	Market or payout value of share- based awards that have not vested ($)(5)
Paul D. House	May 18, 2010	19,532	$35.23	May 15, 2017	$114,653	5,018	$206,256
	May 15, 2009	40,783	$28.87	May 15, 2016	$498,776	No grant	No grant
	May 15, 2008	39,393	$33.02	May 15, 2015	$318,295	—	—
	Total	99,708			$931,724	5,018	206,256
(1)	Represents the number of options/SARs granted in 2010, 2009 and 2008. No options/SARs were granted to Mr. House prior to 2008 The options/SARs vest in equal installments on the first, second, and third anniversaries of the grant date and expire on the seventh anniversary of the grant date, absent death, disability, retirement or termination. In March 2009, the Committee reviewed the practice of including a tax premium assumption in the Black-Scholes methodology for valuing options/SARs and determined to discontinue the practice, which resulted in a lower Black-Scholes value. As a result, because the calculation of the number of options/SARs involves dividing the intended compensation value by the Black-Scholes valuation, approximately 40% more options/SARs were granted in 2009 than if the tax premium assumption had been applied.

(2)	For grants made in 2009 and 2008, the exercise price is the mean of the high and low stock price of our common shares on the TSX (the “fair market value” as defined under the Stock Incentive Plan) on the date of grant. As a result of the adoption in October 2009 of our equity grant and settlement policy, the exercise price of options/SARs granted in 2010 became the closing price of our common shares as reported on the TSX for the trading day immediately preceding the grant date (also “fair market value” under the Stock Incentive Plan). The equity grant and settlement policy provides for an annual grant date that is the later of May 15 or the first day thereafter that the corporation’s quarterly trading window opens, subject to consideration by the Compensation Committee of significant corporate developments or other compelling facts and circumstances at the time of grant.

(3)	The value of unexercised in-the-money options is equal to the difference between the exercise price and the closing price of our common shares on the TSX on December 31, 2010 of $41.10.

(4)	Represents the number of P+RSUs granted that had not vested as of January 2, 2011, plus unvested DERs. Mr. House automatically accumulates additional RSUs on outstanding RSUs each time we pay a dividend on our common shares to shareholders. In 2010, dividends were declared quarterly at a rate of $0.13 per share (or per RSU). These additional RSUs vest at the same time as the underlying RSUs to which they relate. We recently announced that our dividend rate for 2011 would increase to $0.17 per share, subject to the discretion of our Board of Directors as to the declaration of all future dividends. DERs do not accrue until after the performance condition is satisfied and the P+RSUs are granted (as RSUs). The P+RSUs granted in 2008 were fully vested (cliff vested) on November 15, 2010.

P+RSUs, which are granted in May of a given year based on the financial results of the prior completed fiscal year, were not granted in May 2009 as the 2008 EBIT performance target was not met. In 2010, P+RSUs were granted in May 2010 (for 2009 performance). P+RSUs that will be granted in May 2011 (for 2010 performance) are not included in the table.

(5)	The market or payout value of share-based awards is based on the closing price of our common shares on the TSX on December 31, 2010 of $41.10.

Incentive Plan Awards—Value Vested or Earned During the Year

The following table lists the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended January 2, 2011 by Mr. House.

Name	Option- based awards— Value vested during the year ($)(1)	Share- based awards— Value vested during the year ($)(2)	Non- equity incentive plan compensation— Value earned during the year ($)(3)
Paul D. House	$113,337	$492,780	$210,000
(1)	Represents the total value of options/SARs that vested in 2010 based on the closing price of our common shares on the TSX on the business day immediately preceding the vesting date (May 14, 2010) of $35.15. Only one-third of the options/SARs granted on May 15, 2009 and two-thirds of the options/SARs granted on May 15, 2008, have vested. None of the options/SARs granted in 2010 had vested as of January 2, 2011. No options/SARs have been exercised by Mr. House since the adoption of options/SARs in 2008. Based on the December 31, 2010 closing share price of our common shares on the TSX of $41.10, the value of option-based awards that vested in 2010 was $272,342 for Mr. House.

(2)	Consists of the P+RSU award made in May 2008 which cliff vested after 30 months (i.e., on November 15, 2010), and a ratable portion of DERs converted to RSUs over the vesting period for this award. Values are based on a settlement price of $39.09 for those RSUs.

(3)	Represents the total value of annual cash incentive awards under the EAPP for 2010 at a payout of 105%.

Director Stock Ownership Guidelines

Under our Governance Guidelines, directors are required to maintain stock ownership (which, for this purpose, includes DSUs) with a value equal to three times their annual cash and equity retainers for Board service (currently $90,000, for a total of $270,000). Once the stock ownership guidelines have been met, directors may elect to receive their annual equity retainers ($60,000) in cash, DSUs, or a combination of both. Our guidelines allow directors five years after their appointment to achieve the required ownership level. As of March 11, 2011, all of our directors, other than Ms. Williams, had holdings in excess of the stock ownership guidelines requirements. As at March 11, 2011, the value of Ms. Williams’ securities was in excess of the stock ownership guidelines, but as of such date this value had not yet been maintained for 20 trading days, which is required in order to meet the stock ownership guidelines Ms. Williams has five years from the date of her appointment to accumulate the required ownership (until March 2014).

The Compensation Committee reviewed the appropriateness of the stock ownership guidelines for directors in early 2011. Based on data and analysis provided by Meridian, the Committee determined that the existing guidelines were within general market practice such that no adjustments were required. More detail regarding our stock ownership guidelines for directors is contained in our Governance Guidelines, which are available on our corporate and investor website at www.timhortons-invest.com.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See Item 11 - “Executive and Director Compensation” - “General Description of Our Stock Incentive Plan” - “Equity Compensation Plan Information” for information regarding our equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the shareholders known to us, based on our review of public filings as of March 11, 2011, to own beneficially, directly or indirectly, or exercise control or direction over, more than 5% of the issued and outstanding common shares of the corporation:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership*	Percent of Class*
Common Shares	FMR LLC and a joint filer (1) 82 Devonshire Street Boston, MA 02109	18,009,190	10.82%
*	Based on 166,475,179 common shares outstanding as of March 11, 2011 (including the 278,082 shares held by The TDL RSU Employee Benefit Plan Trust).

(1)	Information based solely on the Schedule 13G/A filed with the SEC on February 14, 2011 by FMR LLC (“FMR”). Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts, 02109, is a wholly owned subsidiary of FMR and a registered investment advisor. Fidelity is the beneficial owner of 14,638,032 common shares as a result of acting as investment advisor to various registered investment companies (the “funds”). The ownership of one fund, Fidelity Contrafund, amounted to 11,653,332 common shares.

Edward C. Johnson 3d, Chairman of FMR, and FMR, through its control of Fidelity and the funds, each has sole power to dispose of the 14,638,032 common shares owned by the funds. Voting power for these common shares is held by the boards of trustees of the funds. Members of the family of Mr. Johnson own, directly or through trusts, securities representing 49% of the voting power of FMR and, as a result of a shareholders’ voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

Strategic Advisers, Inc. (“Strategic”), 82 Devonshire Street, Boston, Massachusetts, 02109, a registered investment adviser, is a wholly owned subsidiary of FMR and, as such, FMR’s beneficial ownership includes 2,478 common shares beneficially owned through Strategic.

Pyramis Global Advisors, LLC (“PGALLC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly owned subsidiary of FMR and a registered investment adviser, is the beneficial owner of 3,038,910 common shares as a result of its serving as investment advisor to institutional accounts, non-U.S. mutual funds, or investment companies registered under the Investment Company Act of 1940 owning such shares. Mr. Johnson and FMR, through its control of PGALLC, each has sole dispositive power over and sole power to vote or to direct the voting of the 3,038,910 common shares owned by the institutional accounts or funds advised by PGALLC.

Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly owned subsidiary of FMR and a bank as defined under Section 3(a)(6) of the Exchange Act, is the beneficial owner of 279,500 common shares as a result of its serving as investment manager of institutional accounts owning such shares. Mr. Johnson and FMR, through its control of PGATC, each has sole dispositive power over 279,500 common shares and sole power to vote or to direct the voting of 167,200 common shares owned by the institutional accounts managed by PGATC.

FIL Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 50,270 common shares. Partnerships controlled predominantly by members of the family of Mr. Johnson, Chairman of FMR and FIL, or trusts for their benefit, own shares of FIL voting stock representing approximately 39% of the total votes which may be cast by all holders of FIL voting stock. FMR and FIL are separate and independent corporate entities, and their boards of directors are generally composed of different individuals.

Security Ownership of Management

The following table sets forth, as of March 11, 2011, information with respect to common shares owned beneficially by each director, by each nominee for election as a director, by the executive officers named in the Summary Compensation Table set forth under “Executive and Director Compensation,” and by all of our directors and executive officers as a group:

Title of Class	Name and address of beneficial holder(1)	Common Shares currently held(2)		Common Shares that can be acquired within 60 days(3)	Total beneficial ownership	Percent of Class
Common Shares	Paul D. House	169,468		73,092	242,560	*
	Donald B. Schroeder	73,187		121,313	194,500	*
	M. Shan Atkins	1,000		—	1,000	*
	Michael J. Endres	42,752	(4)	—	42,752	*
	Moya M. Greene	—		—	—	*
	The Hon. Frank Iacobucci	6,584		—	6,584	*
	John A. Lederer	15,120		—	15,120	*
	David H. Lees	6,601	(5)	—	6,601	*
	Ronald W. Osborne	3,000	(6)	—	3,000	*
	Wayne C. Sales	11,968		—	11,968	*
	Catherine L. Williams	—		—	—	*
	Cynthia J. Devine	72,225		49,922	122,147	*
	David F. Clanachan	49,079	(7)	49,922	99,001	*
	William A. Moir	100,406		49,922	150,328	*
	Roland M. Walton	68,895		49,922	118,817	*
	All directors and executive officers as a group (19 persons)	656,397		462,025	1,118,422	*

*	Represents beneficial ownership of less than 1% of our outstanding common shares.

(1)	The business address for all of the directors and executive officers is Tim Hortons Inc., 874 Sinclair Road, Oakville, Ontario, Canada, L6K 2Y1, or Tim Hortons USA Inc., 4150 Tuller Road, Unit 236, Dublin, Ohio, 43017, U.S.A.

(2)	The amounts reflected in this column include common shares owned directly or indirectly for which there is voting and/or investment power, including shared voting and/or investment power. See immediately below under “Ownership of Deferred Stock Units by Directors” for a listing of the number of deferred stock units (“DSUs”) owned by each director as of March 11, 2011, which are not included in the table above.

(3)

Amounts reflected in this column include: (i) common shares issuable or deliverable to settle restricted stock units (including restricted stock units received automatically pursuant to settlement of dividend equivalent rights) held by executive officers under our 2006 Stock Incentive Plan (the “Stock Incentive Plan”), up to and including the May 2011 vesting of restricted stock units and dividend equivalent rights; and (ii) vested stock options with tandem stock appreciation rights issued under the Stock Incentive Plan held by executive officers, including those that vest in May 2011. We have included for this purpose the gross amount of shares deliverable, but actual shares received will be less as a result of the payment of applicable withholding tax. Additionally, as required, we have provided the number of stock options with tandem stock appreciation rights that may be acquired without reduction for the value of the exercise price. For additional information regarding outstanding restricted stock units and stock options with tandem stock appreciation rights held by executive officers, see “Incentive Plan Awards” and Notes (2) and (3) to the Summary Compensation Table under “Executive and Director Compensation.”

(4)	Includes 30,000 common shares held in two trusts over which Mr. Endres has voting and investment power.

(5)	Common shares are held jointly by Dr. Lees and his spouse with whom he shares voting and investment power.

(6)	Common shares are held jointly by Mr. Osborne and his spouse with whom he shares voting and investment power.

(7)	Certain of the common shares beneficially owned by Mr. Clanachan are held in accounts in respect of which he has shared voting and investment power with his spouse.

For the purpose of this table, which contains information that is also included in our Form 10-K filing for the fiscal year ended January 2, 2011, the term “executive officer” has the meaning ascribed to it under Rule 405 promulgated under the Securities Act, and National Instrument 51-102—Continuous Disclosure Obligations. The information with respect to beneficial ownership is based upon information furnished by each director or executive officer or information contained in insider reports made with the Canadian Securities Administrators.

Ownership of Deferred Stock Units by Directors

The following table sets forth the number of DSUs held by our non-employee directors as of March 11, 2011. These DSUs are not included in the number of common shares beneficially owned by directors set forth in the table above. DSUs are notional units that track the value of our common shares, with the value determined upon a director’s separation from service with us and, ultimately, settled in cash. One DSU is equivalent in value to one common share, and DSUs carry dividend equivalent rights. We include DSUs in determining compliance with our stock ownership guidelines for directors. For additional information regarding outstanding DSUs held by directors, see “Executive and Director Compensation—Director Compensation.”

Director	Number of Deferred Stock Units
M. Shan Atkins	9,228
Michael J. Endres	12,899
Moya M. Greene	8,989
The Hon. Frank Iacobucci	22,671
John A. Lederer	15,031
David H. Lees	14,920
Ronald W. Osborne	7,868
Wayne C. Sales	14,601
Catherine L. Williams	7,143

Item 13.	Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS INVOLVING RELATED PARTIES

Under our Governance Guidelines, the Board, after consulting with legal counsel, if necessary, determines whether conflicts of interest exist between us and any of our directors on a case-by-case basis. Directors are not permitted to vote on any issue in which they have a personal interest and are expected to disclose actual or potential conflicts to the Nominating Committee, which evaluates the matter and reports its assessment to the Board. In addition, not less than annually, each director affirms the existence or absence of any actual or potential conflicts.

Certain Transactions Involving Officers and Directors

A trust for the benefit of Paul D. House, our Executive Chairman, is the sole stockholder of a corporation that purchased a shopping center property in Tottenham, Ontario, Canada from an unrelated third party in 1998. As part of the shopping center purchase transaction, the corporation now leases a Tim Hortons restaurant to one of our subsidiaries. The remaining term of the lease is four years, with two five-year renewal terms. The amount of rent paid by us to the corporation in fiscal 2010 was $63,000, which will also be the amount of yearly rent for the remaining four additional years of the original term of the lease. In our opinion, the terms of this lease are no less favorable than we could have obtained from an unrelated third party.

R.L. Schroeder Holdings Inc. (“R.L.”), a 30-year restaurant owner of ours that operates a Tim Hortons store in Chatham, Ontario, Canada, is wholly owned by Richard Schroeder, who is the brother of Donald B. Schroeder, our President and CEO. As a restaurant owner, R.L. paid us $288,969 in royalties and rent, and paid $78,100 to the Canadian advertising fund in fiscal 2010, consistent with rates paid by other, unrelated restaurant owners. R.L. also purchases, in the normal course of its operations, certain food products, supplies, and other items from us on terms offered to our other restaurant owners with no preferential terms or provisions. R.L. previously entered into our standard franchise agreement, and the terms of this agreement are the same as the agreements governing our other restaurant owners with no preferential terms or provisions. Donald B. Schroeder makes no decisions regarding arrangements with R.L. Renewals or new arrangements with R.L. are reviewed by the Audit Committee under our related party transactions policy. The Audit Committee approved and ratified a ten-year renewal of the franchise arrangement with R.L., effective February 1, 2008, on terms that were comparable to those extended to other, unrelated restaurant owners.

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

As used in the Audit Committee’s policy, the following terms have the meanings as set forth below:

“all relevant facts and circumstances” shall include, but not be limited to, the following: the nature of the related person’s interest in the transaction; the material terms of the transaction, including whether the terms of the related transaction are fair to the corporation and on the same basis as would apply if the related transaction did not involve a related party; the significance of the transaction to the related person and also, if applicable, to the person or entity that is a party to the transaction; the significance of the transaction to the corporation; whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the corporation; compliance with all applicable laws; and any other matters, facts, events or circumstances the Committee deems appropriate;

“immediate family member” shall include: a spouse, parents, step-parents, children, step-children, siblings, aunts, uncles, nieces, nephews, cousins, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law, including for purposes of this definition any person (other than a tenant or employee) sharing the household of an officer, director, director-nominee, employee, or any registered or beneficial holders of greater than 5% of the total number of outstanding shares of the corporation; and

“indirect” interests shall include, among other things, interests in trusts, companies or other entities which have transactions or relationships with the corporation or any of its subsidiaries (ownership of a nominal amount of another corporation’s publicly traded stock is excluded).

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

DIRECTOR INDEPENDENCE

Applicable Governance Requirements and Guidelines

Independence and Other Considerations for Director Service

The Governance Guidelines express our Board’s goal that a substantial majority of our directors satisfy the independence requirements set forth in the Governance Guidelines (the “Independence Requirements”). The Independence Requirements incorporate the listing standards of the NYSE and the requirements of Canadian securities laws. The Governance Guidelines also set forth additional requirements, including that directors have no “business conflict” with the corporation. The Governance Guidelines further require that all members of the Audit Committee, the Compensation Committee, and the Nominating Committee satisfy the Independence Requirements. Each member of the Compensation Committee also must be a “non-employee director,” as such term is defined in Rule 16b-3 under the Exchange Act, and an “outside director,” as described under Section 162(m) of the Internal Revenue Code of 1986, as amended.

In making the affirmative determination, in February 2011, that all of our directors are independent in accordance with the Independence Requirements, except for Messrs. House and Schroeder, the Nominating Committee and the Board considered all relevant facts and circumstances, not merely from the standpoint of the director, but also from that of any person or organization with which the director has an affiliation or association.

The independence determinations of the Nominating Committee and the Board for the director-nominees set forth herein included consideration of the following:

•

Michael J. Endres. Mr. Endres serves on the board of directors of Huntington Bancshares, Inc. (“Huntington”). Huntington, either directly, or indirectly through affiliates or subsidiaries, provides certain banking services to us in the United States. The Board concluded Mr. Endres is not affected by his service as a Huntington director because he is not involved in Huntington’s day-to-day banking activities and does not have any direct responsibility with respect to Huntington’s arrangements with us. Additionally, Mr. Endres has agreed to recuse himself from participating in meetings of the Huntington board of directors and our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Moya M. Greene. Until her appointment as CEO of the Royal Mail in May 2010, Ms. Greene had been the President, Chief Executive Officer, and a member of the board of directors of Canada Post Corporation. That corporation and its affiliates have several agreements with us for mail and parcel delivery. We paid approximately $1.2 million under these agreements in 2010 (of which approximately $0.7 million was paid during the period from January to May). The Board concluded that Ms. Greene’s independence would not be affected by her prior position with Canada Post because the annual payments under the agreements were for essential services (mail and parcel delivery) and, further, insignificant in amount to Canada Post and us. The agreements were not of sufficient size to require direct consideration or approval by Ms. Greene in her capacity as either an executive officer or a director of Canada Post.

•

John A. Lederer. In 2010, Mr. Lederer became the President and Chief Executive Officer of U.S. Foodservice, Inc. (“U.S. Foodservice”), a food distribution enterprise which also supplies quick service restaurants in the U.S. The Board considered whether Mr. Lederer’s position with U.S. Foodservice would have an impact on his independence and, after review, the Board concluded that Mr. Lederer’s independence would not be affected by his relationship with U.S. Foodservice. Mr. Lederer has agreed to recuse himself from participating in meetings of the U.S. Foodservice board of directors and our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Ronald W. Osborne. Mr. Osborne has been the Chairman of the board of directors of Postmedia Network Canada Corp. and its subsidiary Postmedia Network Inc. (collectively, “Postmedia”) since July 2010, is a member of the board of trustees of RioCan Real Estate Investment Trust (“RioCan”), is Chairman of the board of directors of Sun Life Financial Inc. (“Sun Life”), and until August 2010, was a member of the board of directors of Brookfield Renewable Power, Inc., a wholly owned subsidiary of Brookfield Asset Management (“Brookfield”). Postmedia’s operations consist of publishing properties formerly owned by Canwest Global Communications Corporation. As such, we may from time to time in the ordinary course purchase advertising space in one or more of the publications owned by Postmedia. RioCan is the lessor of various restaurant sites to the corporation’s subsidiaries. Sun Life provides the corporation with administration services for various retirement benefit plans and programs and also leases restaurant space in one downtown Toronto location to one of the corporation’s subsidiaries. The Board concluded that Mr. Osborne’s independence would not be affected by his directorships with Postmedia, RioCan or Sun Life, and was not affected during the time he was a director of Brookfield because, as a director, he is not or was not involved in the day-to-day operating activities of these companies and does not or did not have any direct responsibility with respect to the agreements between these companies and us. Additionally, Mr. Osborne has agreed to recuse himself from participating in meetings of the Postmedia, RioCan, or Sun Life boards and/or our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Wayne C. Sales. In 2010, Mr. Sales became the Chairman of the Board of SuperValu Inc., a grocery retailer and distributor (“SuperValu”). The Board considered whether Mr. Sales’ position with SuperValu would have an impact on his independence and, after review, the Board concluded that Mr. Sales’ independence would not be affected by his relationship with SuperValu. Mr. Sales has agreed to recuse himself from participating in meetings of the SuperValu board of directors and our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Catherine L. Williams. Ms. Williams is a member of the board of directors of Enbridge Inc. (“Enbridge”). Enbridge provides certain of the corporation’s subsidiaries with natural gas. The Board concluded that Ms. William’s independence would not be affected by her position with Enbridge because the annual payments to Enbridge were for essential utility services and, further, were not of sufficient size to require direct consideration or approval by Ms. Williams in her capacity as a director of Enbridge. As of March 4, 2011, our records indicate that the Alberta Investment Management Corporation (“AIMCO”), an Alberta crown corporation which manages pensions, endowments, and government funds, held 756,200 of our common shares, representing approximately 0.45% of the corporation’s outstanding common shares as of such date. Ms. Williams has been a member of the board of AIMCO since September 2009. The Board concluded that AIMCO’s minimal ownership of our common shares does not affect Ms. William’s independence. Ms. Williams has agreed to recuse herself from participating in meetings of our Board, Enbridge’s and/or AIMCO’s board of directors if such participation would, or is reasonably likely to, present a conflict of interest.

Policy of Service on Board of Tim Horton Children’s Foundation. In May of 2008, the Nominating Committee and Board determined that it would be in the corporation’s best interest to ensure prudent utilization of financial and other support provided by us to the Tim Horton Children’s Foundation (the “Foundation”), and, in furtherance of the corporation’s other interests associated with the Foundation, for an independent member of the Board of Directors of the corporation to also serve on the board of directors of the Foundation. The Nominating Committee and Board determined that such simultaneous service would not create a conflict of interest or impair the independence of our Board members under the Independence Requirements and, in connection therewith, the Board adopted the Policy Regarding Independence Considerations of Service on the Board of the Tim Horton Children’s Foundation. As set forth in this Policy, the Nominating Committee and Board based their independence determination primarily on the following factors: the corporation and its employees and franchisees have provided (for over 30 years), and intend to continue to provide, substantial financial and other support (e.g., accounting, legal and a variety of other services), to the Foundation; the Foundation and the corporation are closely linked in terms of community presence and association such that the various programs and activities of the Foundation have the potential to directly affect the corporation’s brand and reputation; and, service on the Foundation’s board by one of the corporation’s independent directors is not anticipated to affect in any significant manner the nature or scope of the corporation’s ongoing support of, or involvement with, the Foundation. After the adoption of this Policy by the Board, Mr. Lederer was appointed to the board of directors of the Foundation in May of 2008, and he continues to serve on that board.

Executive Sessions

Pursuant to the Company’s Governance Guidelines, the independent directors hold regular executive sessions (without management present) attendant to all Board and committee meetings, and schedule sessions with only the independent members of the Board as otherwise needed or desired. The Lead Director, The Hon. Frank Iacobucci, presides at executive sessions of the independent directors, except where the principal matters to be considered are within the scope of authority of one of the other committee chairs.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with the Board of Directors or one or more directors by sending a writing addressed to the Board or to any one or more directors in care of Secretary, Tim Hortons Inc., 874 Sinclair Road, Oakville, Ontario, Canada, L6K 2Y1, in an envelope clearly marked “Shareholder and/or Other Interested Party Communication—Direct to Board of Directors” or by indicating instead the name of the specific director. The Secretary’s office will forward all such correspondence unopened to either The Hon. Frank Iacobucci, the Lead Director of the Board, or to another independent director as the Board of Directors may specify from time to time, or to the director specifically named on the outside of the envelope, if applicable.

Item 14.	Principal Accounting Fees and Services

Audit and Other Service Fees

The following table sets forth the aggregate fees billed or expected to be billed for professional services rendered by our independent auditor, PricewaterhouseCoopers LLP (“PwC”), for 2010 and 2009, respectively (and out-of-pocket costs incurred in connection with these services):

	2010 (in thousands)	2009 (in thousands)
Audit fees (1)	$1,552	$1,474
Audit-related fees (2)	944	716
Tax fees (3)	247	1,445
All other fees (4)	10	4

Total	$2,753	$3,639

(1)	Includes services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K for 2010 and 2009, respectively; review of the consolidated financial statements included in our quarterly reports on Form 10-Q in 2010 and 2009, respectively; and, other audit services normally provided by PwC in connection with statutory and regulatory filings or engagements.

(2)	Includes assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported as “audit fees.” Audit-related fees also include fees for accounting research, as well as audit and accounting services provided to our advertising funds that collect and administer funds contributed for use in advertising and promotional programs for our corporation and its restaurant owners and operators. In addition, these amounts include fees for the audit or review of the financial statements of certain of our subsidiaries and our pension funds, consultations with management as to the accounting or disclosure treatment of certain transactions and/or events, and the actual or potential impact of final or proposed accounting rules and standards. These fees were higher in 2010 due to the number of significant transactions and events over the year, as well as significant new accounting standards implemented in early 2010.

(3)	For 2009, includes services rendered in connection with the reorganization of our parent company to become a Canadian public company, as well as subsidiary restructurings undertaken in connection with the reorganization (and otherwise), tax audits, and the continuing application of Financial Accounting Standards Board Interpretation No. 48. Fees for 2009 associated with the reorganization were $1,444,780. We determined that it was appropriate to utilize the tax expertise of PwC in connection with our public company reorganization because it was an isolated corporate restructuring, and we believed efficiencies would be realized because PwC had familiarity with our corporate structure gained from pre-reorganization work as our independent auditor and tax advisor for certain planning activities related to our consolidated corporate structure. PwC also had significant knowledge of the tax implications resulting from the complex transactions involved in the reorganization.

For 2010, these fees were for services related primarily to tax planning in connection with subsidiary reorganizations and transaction-specific tax implications.

(4)	Includes use by our employees of PwC software for accounting research and financial reporting disclosure.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

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

No services were provided by our independent auditor in 2010 that were approved by the Audit Committee under SEC Regulation S-X Rule 2-01(c)(7)(i)(C) or National Instrument 52-110, Section 2.4, which address certain de minimis services that may be approved by the Audit Committee after such services have been performed.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 83.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIM HORTONS INC.

*By:	/s/ DONALD B. SCHROEDER	3/25/11
Donald B. Schroeder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONALD B. SCHROEDER	3/25/11		/s/ CYNTHIA J. DEVINE	3/25/11
Donald B. Schroeder President and Chief Executive Officer and Director			Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

			/s/ PAUL D. HOUSE*	3/25/11
Paul D. House, Director and Executive Chairman of the Board

/s/ M. SHAN ATKINS*	3/25/11		/s/ MICHAEL J. ENDRES*	3/25/11
M. Shan Atkins, Director			Michael J. Endres, Director

/s/ MOYA M. GREENE*	3/25/11		/s/ FRANK IACOBUCCI*	3/25/11
Moya M. Greene, Director			Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	3/25/11		/s/ DAVID H. LEES*	3/25/11
John A. Lederer, Director			David H. Lees, Director

/s/ RONALD W. OSBORNE*	3/25/11		/s/ WAYNE C. SALES*	3/25/11
Ronald W. Osborne, Director			Wayne C. Sales, Director

/s/ CATHERINE L. WILLIAMS*	3/25/11
Catherine L. Williams, Director

		*By:	/s/ DONALD B. SCHROEDER	3/25/11
Donald B. Schroeder
Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated herein by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009.

3(b)	By-Law No. 1 of the Registrant	Incorporated herein by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4(a)	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated herein by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4(b)	Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010.

4(c)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010.

4(d)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010.

4(e)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010.

10(a)	Amended and Restated Credit Agreement, dated as of September 28, 2009, among the Registrant, The TDL Group Corp., Tim Hortons USA Inc. and certain lenders and agents named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

10(b)	Senior Revolving Credit Facility Agreement, dated as of December 13, 2010, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 16, 2010.

*10(c)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

Exhibit	Description	Where found

*10(d)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(e)	Form of Employment Agreement by and among The TDL Group Corp, the Registrant and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(f)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(g)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(h)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10(z) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010.

*10(i)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010	Incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(j)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(k)	Executive Annual Performance Plan, as amended effective February 24, 2010	Incorporated herein by reference to Exhibit 10(i) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(l)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective October 29, 2010	Filed as Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

*10(m)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009	Incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(n)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

Exhibit	Description	Where found

*10(o)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(p)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(q)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(r)	Form of Nonqualified Stock Option Award Agreement (2009 Award)	Incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended June 28, 2009 filed with the Commission on August 6, 2009.

*10(s)	Form of Restricted Stock Unit Award Agreement (2009 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 28, 2009 filed with the Commission on August 6, 2009.

10(t)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference to Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed with the Commission on February 27, 2006.

10(u)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

*10(v)	Form of Restricted Stock Unit Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010.

*10(w)	Form of Nonqualified Stock Option Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010.

*10(x)	Form of Restricted Stock Unit Award Agreement (2010 Performance Award—Named Executive Officers)	Incorporated herein by reference to Exhibit 10(aa) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010.

10(y)	Acknowledgment, dated as of October 29, 2010, by and among CillRyan’s Bakery Limited, Prophy and Fosters Star Limited	Filed as Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

21	Subsidiaries of the Registrant	Filed as Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

23	Consent of PricewaterhouseCoopers LLP	Filed as Exhibit 23 to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

24	Powers of Attorney	Filed as Exhibit 24 to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

Exhibit	Description	Where found

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed as Exhibit 31(a) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed as Exhibit 31(b) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed as Exhibit 32(a) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed as Exhibit 32(b) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.

32(c)	Section 1350 Certification of Chief Executive Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

32(d)	Section 1350 Certification of Chief Financial Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Denotes management contract or compensatory arrangement.

Included with the filing of this amended report on Form 10-K/A are documents formatted in XBRL (Extensible Business Reporting Language). Our original Form 10-K filed on February 25, 2011 did not include these files as we have elected to take advantage of the 30-day grace period in filing out first annual report on Form 10-K with detailed tagging requirements as allowed by Rule 405 of Regulation S-T.

Users of this data are advised that, pursuant to Rule 406T, of Regulation S-T, the interactive data file, is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore our XBRL tagged financial statements and footnotes should be read in conjunction with our Consolidated Financial

Statements contained within the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed on February 25, 2011.