Form 10-Q
period 2011-04-03
Tim Hortons Inc.
filed 2011-05-12
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common shares	164,071,732 shares

Exhibit Index on page 52.

TIM HORTONS INC. AND SUBSIDIARIES

On May 9, 2011, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$1.0399 for Cdn$1.00.

Availability of Information

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	First quarter ended
	April 3, 2011	April 4, 2010
Revenues
Sales	$454,477	$405,948
Franchise revenues:
Rents and royalties	167,830	159,960
Franchise fees	21,180	16,704

	189,010	176,664

Total revenues	643,487	582,612

Costs and expenses
Cost of sales	402,332	347,047
Operating expenses	62,154	58,725
Franchise fee costs	21,317	17,826
General and administrative expenses	39,996	34,672
Equity (income)	(3,113)	(3,257)
Other expense (income), net	198	(137)

Total costs and expenses, net	522,884	454,876

Operating income	120,603	127,736
Interest (expense)	(7,376)	(5,447)
Interest income	1,676	347

Income before income taxes	114,903	122,636
Income taxes (note 2)	33,489	38,063

Net income	81,414	84,573
Net income attributable to noncontrolling interests	735	5,684

Net income attributable to Tim Hortons Inc.	$80,679	$78,889

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.48	$0.45

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.48	$0.45

Weighted average number of common shares outstanding — Basic (in thousands) (note 3)	167,662	176,456

Weighted average number of common shares outstanding — Diluted (in thousands) (note 3)	168,015	176,648

Dividend per common share	$0.17	$0.13

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET – (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	April 3, 2011	January 2, 2011
Assets
Current assets
Cash and cash equivalents	$313,362	$574,354
Restricted cash and cash equivalents	68,920	67,110
Restricted investments	0	37,970
Accounts receivable, net	179,739	182,005
Notes receivable, net (note 4)	11,971	12,543
Deferred income taxes	8,421	7,025
Inventories and other, net (note 5)	119,213	100,712
Advertising fund restricted assets (note 12)	26,866	27,402

Total current assets	728,492	1,009,121
Property and equipment, net	1,361,962	1,373,670
Notes receivable, net (note 4)	5,662	3,811
Deferred income taxes	13,773	13,730
Intangible assets, net	5,041	5,270
Equity investments (note 12)	44,603	44,767
Other assets	34,373	31,147

Total assets	$2,193,906	$2,481,516

Liabilities and Equity
Current liabilities
Accounts payable (note 6)	$135,399	$142,444
Accrued liabilities:
Salaries and wages	12,716	20,567
Taxes	13,572	65,654
Other (note 6)	143,577	209,663
Deferred income taxes	200	2,205
Advertising fund restricted liabilities (note 12)	40,057	41,026
Current portion of long-term obligations	10,363	9,937

Total current liabilities	355,884	491,496

Long-term obligations
Long-term debt	344,977	344,726
Advertising fund restricted debt (note 12)	460	468
Capital leases	85,744	82,217
Deferred income taxes	7,091	8,237
Other long-term liabilities (note 6)	113,529	111,930

Total long-term obligations	551,801	547,578

Commitments and contingencies (note 8)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 165,996,475 and 170,664,295 shares, respectively (note 9)	470,793	484,050
Contributed surplus	809	0
Common shares held in Trust, at cost: 278,082 shares (note 12)	(9,542)	(9,542)
Retained earnings	975,476	1,105,882
Accumulated other comprehensive loss	(157,748)	(143,589)

Total equity of Tim Hortons Inc.	1,279,788	1,436,801
Noncontrolling interests	6,433	5,641

Total equity	1,286,221	1,442,442

Total liabilities and equity	$2,193,906	$2,481,516

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	April 3, 2011	April 4, 2010
Cash flows (used in) provided from operating activities
Net income	$81,414	$84,573
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,982	28,865
Stock-based compensation expense (note 10)	4,660	2,295
Amortization of Maidstone Bakeries’ supply agreement (note 6)	(2,063)	0
Deferred income taxes	(3,498)	1,782
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(1,999)	27,397
Accounts and notes receivable	975	15,790
Inventories and other	(18,809)	(11,887)
Accounts payable and accrued liabilities (note 6)	(79,156)	(51,523)
Taxes	(52,074)	(5,401)
Other, net	3,750	2,118

Net cash (used in) provided from operating activities	(38,818)	94,009

Cash flows provided from (used in) investing activities
Capital expenditures	(34,627)	(24,289)
Proceeds from sale of restricted investments	38,000	3,200
Other investing activities	953	(1,412)

Net cash provided from (used in) investing activities	4,326	(22,501)

Cash flows used in financing activities
Purchase of common shares (note 9)	(195,976)	(61,655)
Dividend payments to common shareholders	(28,366)	(22,698)
Other financing activities	(632)	(6,320)

Net cash used in financing activities	(224,974)	(90,673)

Effect of exchange rate changes on cash	(1,526)	(2,365)

Decrease in cash and cash equivalents	(260,992)	(21,530)
Cash and cash equivalents at beginning of period	574,354	121,653

Cash and cash equivalents at end of period	$313,362	$100,123

Supplemental disclosures of cash flow information:
Interest paid	$4,101	$5,347
Income taxes paid	$91,680	$43,811
Non-cash investing and financing activities:
Capital lease obligations incurred	$5,892	$2,009

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended April 3, 2011	Year ended January 2, 2011
Common shares
Balance at beginning of period	$484,050	$502,872
Repurchase of common shares (note 9)	(13,257)	(18,822)

Balance at end of period	$470,793	$484,050

Contributed surplus
Balance at beginning of period	$0	$0
Stock-based compensation, net	809	0

Balance at end of period	$809	$0

Common shares held in Trust
Balance at beginning of period	$(9,542)	$(9,437)
Purchased during the period	0	(3,252)
Disbursed from Trust during the period	0	3,147

Balance at end of period	$(9,542)	$(9,542)

Retained earnings
Balance at beginning of period	$1,105,882	$796,235
Net income attributable to Tim Hortons Inc.	80,679	623,959
Dividends	(28,366)	(90,304)
Stock-based compensation, net	0	(235)
Repurchase of common shares – excess of stated value (note 9)	(182,719)	(223,773)

Balance at end of period	$975,476	$1,105,882

Accumulated other comprehensive loss
Balance at beginning of period	$(143,589)	$(120,061)
Other comprehensive loss (note 11)	(14,159)	(23,528)

Balance at end of period	$(157,748)	$(143,589)

Total equity of Tim Hortons Inc.	$1,279,788	$1,436,801

Noncontrolling interests (note 12)
Balance at beginning of period	$5,641	$86,077
Net income attributable to noncontrolling interests	735	23,159
Sale of interest in Maidstone Bakeries	0	(81,071)
Contributions (Distributions), net from noncontrolling interests	57	(22,524)

Balance at end of period	$6,433	$5,641

Total equity	$1,286,221	$1,442,442

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF COMMON SHARES OF TIM HORTONS INC.

(Unaudited)

(in thousands of common shares)

	First quarter ended April 3, 2011	Year ended January 2, 2011
Common shares
Balance at beginning of period	170,664	177,319
Repurchased during the period (note 9)	(4,668)	(6,655)

Balance at end of period	165,996	170,664

Common shares held in Trust
Balance at beginning of period	(278)	(279)
Purchased during the period	0	(91)
Disbursed from Trust during the period	0	92

Balance at end of period	(278)	(278)

Common shares issued and outstanding	165,718	170,386

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act (the “CBCA”). References herein to “Tim Hortons,” or the “Company” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

The Company’s principal business is the development and franchising and, to a minimal extent, operation of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper, equipment and food products, including shelf-stable products, and, from one distribution centre, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As at April 3, 2011, the Company and its restaurant owners operated 3,169 restaurants in Canada (99.5% franchised) and 613 restaurants in the United States (“U.S.”) (99.8% franchised) under the name “Tim Hortons®.” In addition, the Company had 274 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as at April 3, 2011.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at April 3, 2011 and January 2, 2011, and the consolidated results of operations, comprehensive income (see note 11) and cash flows for the quarters ended April 3, 2011 and April 4, 2010. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2010 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2011. The January 2, 2011 Condensed Consolidated Balance Sheet was derived from the same audited 2010 Consolidated Financial Statements, but does not include all year-end disclosures required by U.S. GAAP.

The functional currency of Tim Hortons Inc. is the Canadian dollar, as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries is the primary currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries, certain independent restaurant owners, and joint ventures consolidated in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 810—Consolidation (“ASC 810”) (see note 12). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted cash and cash equivalents and restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s Tim Card® quick-pay cash card program. The combined balances as at April 3, 2011 and January 2, 2011 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than for settlement of obligations under the cash card program. Since the inception of the program, the interest on the Restricted cash and cash equivalents and Restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in note 6.

From time to time, the Company may invest some of these funds for initial periods in excess of three months, but less than one year. When funds are invested, only Restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. There were no Restricted investments outstanding as at April 3, 2011.

Increases or decreases in Restricted cash and cash equivalents are reflected in Net cash (used in) provided from operating activities on the Condensed Consolidated Statement of Cash Flows since the funds will be used to fulfill current obligations to customers recorded in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet. Changes in the customer obligations are included in Net cash (used in) provided from operating activities as the offset to changes in Restricted cash and cash equivalents balances. Purchases of and proceeds upon the maturity of Restricted investments are included in Net cash provided from (used in) investment activities on the Condensed Consolidated Statement of Cash Flows. Funding for these investments is drawn from Restricted cash and cash equivalents balances.

Variable interest entities (“VIEs”)

In accordance with ASC 810, the Company analyzes its variable interests, including its equity investments and certain license or operator arrangements with various entities. The Company determines its interests in variable interest entities (“VIEs”), and then assesses whether the Company is considered to be the primary beneficiary of these VIEs. If the Company determines it is the primary beneficiary, the Company consolidates the VIE’s assets, liabilities, results of operations and cash flows (see note 12). If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable U.S. GAAP.

Accounting changes – new accounting standards

Effective January 3, 2011, the Company adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective on a prospective basis for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on the Company’s financial statements or related disclosures.

Effective January 3, 2011, the Company adopted ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation. This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010. The adoption of this ASU did not have an impact on the Company’s financial statements or related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Effective January 3, 2011, the Company adopted ASU No. 2010-17—Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010, and adoption of this ASU did not have an impact on the Company’s financial statements or related disclosures.

Effective January 3, 2011, the Company adopted ASU No. 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses as codified in ASC 310—Receivables. This update improves the disclosures that an entity provides about the credit quality of its financing receivables, excluding short-term trade receivables, and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU was effective for public companies, for interim and annual reporting periods ending on or after December 15, 2010 regarding disclosures as at the end of the reporting period (which the Company adopted in fiscal 2010), and for interim and annual reporting periods beginning on or after December 15, 2010 regarding disclosures about activities that occur during a reporting period. The adoption of this update has been reflected in the Company’s related disclosures (see note 4).

NOTE 2 INCOME TAXES

The effective income tax rate for the first quarter ended April 3, 2011 was 29.1%, compared to 31.0% for the first quarter ended April 4, 2010. The variance between periods is primarily attributable to a reduction in Canadian statutory tax rates in 2011, partially offset by a jurisdictional shift in income resulting from the divestiture of the Company’s interest in Maidstone Bakeries, which occurred in the fourth quarter of 2010.

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

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in thousands, except per share data)
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$80,679	$78,889

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc.	167,662	176,456
Dilutive impact of RSUs	181	192
Dilutive impact of stock options with tandem SARs	172	0

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc.	168,015	176,648

Basic earnings per common share attributable to Tim Hortons Inc.	$0.48	$0.45

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.48	$0.45

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 NOTES RECEIVABLE, NET

The Company has a franchise incentive program (“FIP”) for certain of the Company’s U.S. restaurant owners, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening, and the restaurant owner has the option to pay for the initial franchise fee on a weekly basis over a period of up to 104 weeks from the opening of the restaurant as well. Typically, a FIP is not available to restaurant owners governed by an operator agreement.

Notes receivable arise primarily from the financing of such arrangements under the FIP and from past-due restaurant owner obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of 104 weeks. In certain circumstances, notes have been extended beyond the 104 week period to accommodate a restaurant owner seeking to obtain third-party financing or other arrangements may be made on a case-by-case basis with a restaurant owner. The need for a reserve for uncollectible amounts is reviewed quarterly and on a specific restaurant-owner basis using information available to the Company, including past-due balances, certain restaurant sales and profitability targets, collateral available as security, and the financial strength of the restaurant owner. Uncollectible amounts for notes receivable, both principal and interest, are provided for when those amounts are identified as uncollectible and were $0.2 million and $0.3 million at April 3, 2011 and January 2, 2011, respectively.

	As at
	April 3, 2011	January 2, 2011
	(in thousands)
Notes receivable, net, short-term	$11,971	$12,543
Notes receivable, net, discounted, long-term	5,662	3,811

	$17,633	$16,354

The following table outlines the activity of the Company’s notes receivable allowance as at April 3, 2011 and January 2, 2011.

	As at
	April 3, 2011	January 2, 2011
	(in thousands)
Balance at beginning of period	$265	$136
Charged to Total costs and expenses, net	0	124
Net additions (deductions)	(29)	5

Balance at end of period	$236	$265

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following tables detail the Company’s notes receivable balances, before reserves, and credit risk profiles as at April 3, 2011 and January 2, 2011.

	As at
	April 3, 2011			January 2, 2011
Portfolio Segment	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
	(in thousands)
FIPs	$31,329	$(20,155)	$11,174	$35,218	$(24,469)	$10,749
Other (1)	6,695	0	6,695	5,870	0	5,870

Notes receivable	38,024	(20,155)	17,869	41,088	(24,469)	16,619
Allowance	(521)	285	(236)	(577)	312	(265)

Notes receivable, net	$37,503	$(19,870)	$17,633	$40,511	$(24,157)	$16,354

	As at
	April 3, 2011			January 2, 2011
Class and Aging	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
	(in thousands)
Current status (FIPs and other)	$14,735	$(3,557)	$11,178	$16,493	$(6,832)	$9,661
Past due status < 90 days (FIPs)	2,113	(1,487)	626	4,432	(3,422)	1,010
Past due status > 90 days (FIPs)	21,176	(15,111)	6,065	20,163	(14,215)	5,948

Notes receivable	38,024	(20,155)	17,869	41,088	(24,469)	16,619
Allowance	(521)	285	(236)	(577)	312	(265)

Notes receivable, net	$37,503	$(19,870)	$17,633	$40,511	$(24,157)	$16,354

(1)	Other notes receivable relate primarily to a note issued in 2009 to a vendor to finance a property sale and notes receivable on various equipment and other financing programs.
(2)

In cases where the Company is considered to be the primary beneficiary of a VIE, the Company is required to consolidate that VIE. As such, various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 12).

The Company has experienced a high number of past-due notes under the FIP. In some cases, the Company will choose to hold a note for longer periods of time than it has historically to ensure a restaurant achieves certain profitability targets. If the Company determines that a restaurant owner cannot repay the note, the Company may take back ownership of the restaurant and equipment, which effectively collateralizes the note and, therefore, minimizes the credit risk to the Company. The fair value of the notes receivable approximate their carrying amounts.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 INVENTORIES AND OTHER, NET

Inventories and other, net include the following as at April 3, 2011 and January 2, 2011:

	As at
	April 3, 2011	January 2, 2011
	(in thousands)
Raw materials	$43,582	$29,720
Work-in-process	460	204
Finished goods	56,943	56,935

	100,985	86,859
Inventory obsolescence provision	(1,517)	(1,052)

Inventories, net	99,468	85,807
Prepaids and other (1)	19,745	14,905

Total Inventories and other, net	$119,213	$100,712

(1)	Includes assets held for sale of $7.9 million and $8.7 million as at April 3, 2011 and January 2, 2011, respectively, primarily comprised of land and buildings.

NOTE 6 ACCOUNTS PAYABLE, ACCRUED AND OTHER LONG–TERM LIABILITIES

Included within Accounts payable are the following obligations as at April 3, 2011 and January 2, 2011:

	As at
	April 3, 2011	January 2, 2011
	(in thousands)
Accounts payable	$118,375	$116,884
Construction holdbacks and accruals	17,024	25,560

	$135,399	$142,444

Included within Accrued liabilities, Other are the following current obligations as at April 3, 2011 and January 2, 2011:

	As at
	April 3, 2011	January 2, 2011
	(in thousands)
Gift certificate obligations to customers	$5,642	$6,012
Cash card obligations to customers	70,823	100,556
Deferred revenues – leasing	24,495	24,904
Amounts owing to restaurant owners	2,389	30,000
Restaurant closure cost accrual	5,973	11,316
Maidstone Bakeries supply contract deferred liability – current	8,335	8,253
Other accrued liabilities	25,920	28,622

	$143,577	$209,663

Other accrued liabilities include deferred revenues, deposits, and various equipment and other accruals.

During the first quarter of 2011, the Company settled approximately $5.3 million ($0.4 million in first quarter of 2010) of its closure cost liabilities associated with the closure of underperforming restaurants in the New England region in late 2010. No additional amounts were accrued in the first quarter of 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Included within Other long-term liabilities are the following obligations as at April 3, 2011 and January 2, 2011:

	As at
	April 3, 2011	January 2, 2011
	(in thousands)
Maidstone Bakeries supply contract deferred liability – long-term	$29,471	$31,616
Accrued rent leveling liability	26,948	26,544
Unrecognized tax benefits (1)	24,724	23,635
Stock-based compensation liabilities	15,215	12,453
Other accrued long-term liabilities (2)	17,171	17,682

	$113,529	$111,930

(1)	Includes accrued interest.
(2)	Includes deferred revenues and various other accruals.

During the first quarter of 2011, the Company recorded $2.1 million ($0 in first quarter of 2010) as a reduction to Cost of sales related to the amortization of the Maidstone Bakeries supply contract deferred liability.

NOTE 7 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

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

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty as at April 3, 2011 or January 2, 2011.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates primarily for its investments. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. The fair values of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820—Fair Value Measurements (“ASC 820”). There were no outstanding interest-rate-related cash flow hedges as at April 3, 2011.

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges that the Company may or has entered into include, but are not limited to: (i) forward foreign exchange contracts that are entered into to fix the price of U.S.-dollar-denominated future purchases; (ii) interest rate forward contracts that were entered into in 2010 to fix the future interest payments on the initial issuance of $200 million of the 4.2% Senior Unsecured Notes, Series 1, due June 1, 2017; and (iii) interest rate swaps that previously converted a portion of the Company’s floating rate debt to fixed rate debt and were designed to reduce the impact of interest rate changes on future interest expense prior to being repaid in 2010.

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

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other expense (income), net. The fair values of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820. There were no outstanding fair value hedges as at April 3, 2011 or January 2, 2011, respectively.

Other derivatives: The Company has a number of total return swaps (“TRS”) outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the tandem stock appreciation rights (“SARs”) that are associated with stock options (see note 10) that are issued pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated from time to time. The TRS do not qualify as accounting hedges under ASC 815, and, as such, they are being adjusted to fair value in accordance with ASC 815 at the end of each reporting period. The impact of the revaluation is reported in the Condensed Consolidated Statement of Operations. The fair value of these derivatives was determined using Level 2 inputs, as defined by ASC 820. Changes in the fair value of these derivatives are included in General and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs. Each TRS has a seven-year term, but each contract allows for partial settlements, at the option of the Company, over the term, without penalty. In addition, from time to time, the Company enters into forward foreign exchange buy and/or sell contracts to refine settlement dates of certain U.S.-dollar transactions within the parameters of the Company’s hedging objectives noted above.

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs. The first two levels are considered observable and the last unobservable. These inputs are used to measure fair value as follows:

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

In accordance with ASC 815 and ASC 820, the tables below outline the Company’s outstanding derivatives and fair value measurements as at April 3, 2011 and January 2, 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the classification and fair value of derivative instruments on the Condensed Consolidated Balance Sheet:

	As at
	April 3, 2011				January 2, 2011
	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
	(in thousands)				(in thousands)
Derivatives designated as cash flow hedging instruments

Forward currency contracts (1)	$194,562	Level 2	$(7,675)	Accounts payable	$119,302	Level 2	$(3,538)	Accounts payable

Income tax effect			2,167	Deferred income taxes (current asset)			1,087	Deferred income taxes (current asset)

Net of income taxes			$(5,508)				$(2,451)

Derivatives not designated as hedging instruments
TRS (2)	$14,977	Level 2	$5,647	Other long- term assets	$14,977	Level 2	$4,253	Other long- term assets
Forward currency contracts (3)	$3,614	Level 2	$(216)	Accounts payable	$0	N/A	$0	N/A

	$18,591		$5,431		$14,977		$4,253

N/A	Not Applicable
(1)	Maturities as at April 3, 2011 extend between April 2011 and December 2011.
(2)	Maturities of May 2015, May 2016 and May 2017.
(3)	Consists of forward currency buy and sell contracts of $17.5 million and $13.9 million, respectively. Maturities as at April 3, 2011 extend between April 2011 and September 2011.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The table below summarizes the effect of derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (note 11) for the first quarters ended April 3, 2011 and April 4, 2010, but excludes amounts related to ineffectiveness, as they were not significant:

	First quarter ended April 3, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1)
	(in thousands)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(6,561)	$2,424	Cost of sales	$(4,137)

Interest rate forwards (2)	0	173	Interest (expense)	173

Total	$(6,561)	$2,597		$(3,964)

Income tax effect	1,764	(728)	Income taxes	1,036

Net of income taxes	$(4,797)	$1,869		$(2,928)

	First quarter ended April 4, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1)
	(in thousands)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(1,881)	$367	Cost of sales	$(1,514)

Interest rate swaps	(115)	1,339	Interest (expense)	1,224

Interest rate forwards (2)	(260)	0	Interest (expense)	(260)

Total	$(2,256)	$1,706		$(550)

Income tax effect	283	(200)	Income taxes	83

Net of income taxes	$(1,973)	$1,506		$(467)

(1)	Other comprehensive income.
(2)	The Company entered into interest rate forwards during the first quarter of 2010, which were settled during the second quarter of 2010.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments under ASC 815 resulted in a net gain of $1.2 million and $0.4 million in the first quarters ended April 3, 2011 and April 4, 2010, respectively. The gain associated with the TRS was recorded as a reduction to General and administrative expense, and the loss relating to the foreign currency contracts was recorded in Other expense (income), net on the Condensed Consolidated Statement of Operations.

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost and fair value, less cost to sell (note 5). When applicable, fair value is generally based on third-party appraisals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to restaurant owners, amounting to $1.6 million and $1.0 million at April 3, 2011 and January 2, 2011, respectively. In the event of default by a restaurant owner, the Company generally retains the right to acquire possession of the related restaurants. At April 3, 2011 and January 2, 2011, the Company is also the guarantor on $12.0 million and $10.3 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as at April 3, 2011. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian restaurant owners, asserts damages of approximately $1.95 billion. Those damages are claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The two motions are scheduled to be heard together in August 2011. The Company continues to believe the claim is without merit and will not be successful, and the Company intends to oppose the certification motion and defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of any outstanding legal proceedings are not significant and are included in Accounts payable on the Condensed Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9 COMMON SHARES

Share repurchase programs

On February 23, 2011, the Company obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2011 Program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of the Company’s public float as at February 17, 2011, as defined under the TSX rules. The Company’s common shares will be purchased under the 2011 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The 2011 Program is due to terminate on March 2, 2012, or earlier if the $445 million or the 10% share maximum is reached. The 2011 Program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of common shares or the equivalent dollar value of common shares that may be repurchased under the 2011 Program. In addition, the common shares purchased pursuant to the 2011 Program will be cancelled.

In the first quarter ended April 3, 2011, the Company purchased and cancelled approximately 4.7 million common shares for a total cost of approximately $196.0 million under the Company’s 2010 repurchase program and the 2011 program, of which $13.3 million reduced the stated value of common shares and the remainder was recorded as a reduction to Retained earnings.

In the first quarter ended April 4, 2010, the Company purchased and cancelled approximately 1.9 million shares of common shares for a total cost of approximately $61.7 million under the Company’s 2009 and 2010 repurchase programs, of which $5.3 million reduced the stated value of common shares, $1.4 million reduced Contributed surplus, and the remainder was recorded as a reduction to Retained earnings.

NOTE 10 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expense on the Condensed Consolidated Statement of Operations is detailed as follows:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in thousands)
Restricted stock units	$1,722	$1,448
Stock options and tandem SARs	2,308	456
Deferred stock units	630	391

Total stock-based compensation expense	$4,660	$2,295

The Company begins expensing performance-based RSUs at the time the performance measures are set. As a result, the Company began expensing amounts relating to the planned May 2012 grants in March 2011, and the planned May 2011 grants in March 2010, on management’s determination that the achievement of the performance condition for the planned grants is probable.

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs (see note 7). The Company recognized gains relating to the TRS of $1.4 million and $0.4 million in the first quarters ended April 3, 2011 and April 4, 2010, respectively.

Details of stock-based compensation grants and settlements during 2011 are set forth below.

Deferred share units

Approximately 6,500 deferred share units (“DSUs”) were granted during the first quarter ended April 3, 2011 (8,000 first quarter of 2010) at a fair market value of $42.47 ($32.81 first quarter of 2010). There were no DSU settlements during the first quarter of 2011 or 2010, respectively. DSUs are liability-based awards and, as such, are revalued each reporting period to the Company’s closing common share price on the TSX at the end of each fiscal period.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock options and tandem SARs

The table below reflects the stock option/SAR awards approved by the Human Resources Compensation Committee and exercise activity associated with such awards for the periods set forth below:

	Stock Options with SARs	Weighted Average Grant Price
	(in thousands)	(in dollars)
Balance at January 3, 2010	727	$29.86
Granted	403	35.23
Exercised	(35)	28.87
Cancelled/forfeited	(9)	32.24

Balance at January 2, 2011	1,086	$31.87
Exercised	(17)	28.87
Cancelled/forfeited	(9)	32.24

Balance at April 3, 2011	1,060	$31.91

A total of 16,500 vested SARs were exercised and cash-settled for approximately $0.2 million in the first quarter of 2011 (nil in first quarter of 2010). The associated options were cancelled.

The fair value of outstanding stock options with tandem SARs was determined, in accordance with ASC 718, at the grant date and each subsequent remeasurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

	As at
	April 3, 2011	January 2, 2011
Expected share price volatility	10% – 23%	13% – 24%
Risk-free interest rate	1.3% – 2.5%	1.4% – 2.3%
Expected life	0.6 – 4.1 years	0.9 – 4.4 years
Expected dividend yield	1.5%	1.3%
Closing share price (1)	$44.08	$41.10

(1)	As quoted on the TSX

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive (loss) and Total comprehensive income are shown below:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in thousands)
Net income	$81,414	$84,573

Other comprehensive loss
Translation adjustments	(11,231)	(17,069)
Unrealized gains (losses) from Cash flow hedges:
Net loss from change in fair value of derivatives	(4,797)	(1,973)
Amount of net loss reclassified to earnings during the period	1,869	1,506

Total cash flow hedges	(2,928)	(467)

Total other comprehensive loss	(14,159)	(17,536)

Total comprehensive income	67,255	67,037
Total comprehensive income attributable to noncontrolling interests	735	5,684

Total comprehensive income attributable to Tim Hortons Inc.	$66,520	$61,353

Income tax (expense)/recovery components netted in the above table are detailed as follows:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in thousands)
Cash flow hedges:
Net gain (loss) from change in fair value of derivatives	$1,764	$283
Amounts reclassified to earnings	$(728)	$(200)

NOTE 12 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Maidstone Bakeries

The Company previously owned a 50% interest in Maidstone Bakeries, which produces and supplies our restaurant system with par-baked donuts, TimbitsTM, some bread products, and pastries. A significant portion of Maidstone Bakeries manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. Prior to the Company’s disposition of its 50% interest in Maidstone Bakeries on October 29, 2010, the Company was considered to have power (under the accounting principles of ASC 810) over Maidstone Bakeries since the Company determined which par-baked products were to be manufactured by Maidstone Bakeries, exclusively for Tim Hortons restaurants, and at pricing determined by both joint venture parties. Tim Hortons restaurant owners currently purchase all of their par-baked donuts, Timbits, pastries and a significant portion of other bread products from Maidstone Bakeries. For these reasons, the Company concluded that it was the primary beneficiary of Maidstone Bakeries prior to the disposition of its joint-venture interest and consolidated 100% of Maidstone Bakeries financial results (including operating income of $13.0 million, $14.4 million, $16.5 million, and $4.9 million for the first, second, third and fourth quarters of 2010, respectively). The Company is no longer the primary beneficiary of Maidstone Bakeries and, accordingly, the Company has not consolidated Maidstone Bakeries subsequent to the sale of its 50% interest.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Non-owned restaurants

The Company enters into arrangements, called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but the Company is the owner of the equipment, signage and trade fixtures. If the legal entity within which such an operator operates does not have additional capital independently owned by the legal entity, it is considered not to be adequately capitalized and that entity is considered a VIE. The operator is required to pay a percentage of the restaurant’s weekly gross sales to the Company, thus exposing the Company to variability in rental and royalty revenues and in the collection of amounts due. The Company has the power to determine which operator will manage these restaurants and for what duration; and, generally both the Company and the operator have the option to terminate the agreement with 30 days notice. The Company is considered to be the primary beneficiary of such legal entities.

In addition, the Company offers a FIP to certain U.S. restaurant owners which allow a restaurant owner to finance both the initial franchise fee and the purchase of certain equipment, signage and trade fixtures. Typically, a FIP is not available to restaurant owners governed by an operator agreement. These restaurant owners who participate in the FIP program do not have a significant amount of initial capital within their legal entities that is not financed directly by the Company. As a result, legal entities of restaurant owners under the FIP program are also considered to be VIEs. To supplement the FIP, the Company may offer additional relief and assistance to restaurant owners in developing markets in the U.S. where the brand is not yet established and the restaurants have lower sales levels. This additional relief may include assistance with costs of supplies, certain operating expenses, including rents and royalties, and, in certain markets, labour and other costs. The Company is considered to be the primary beneficiary in these circumstances since it absorbs losses and operating expenses of the FIP restaurant owner in the form of additional relief which is netted in the Company’s rents and royalties revenues. The Company is also considered to have power since it determines which U.S. restaurant owners will participate in the FIP program and which will be offered additional relief. Notes receivable from these FIP restaurant owners, which are generally non-interest bearing, are included in the table below.

The Company has consolidated 260 and 259 operator and FIP restaurants as at April 3, 2011 and January 2, 2011, respectively, or approximately 6.9% of the Company’s total systemwide restaurants in both periods. On average, a total of 255 and 270 operator and FIP restaurants were consolidated during first quarter of 2011 and 2010, respectively. The Company has no equity interest in any of its restaurant owners. Other than certain lease and debt repayment guarantees provided for specific restaurant owners, none of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The guarantees provided by the Company on behalf of these specific restaurant owners as at April 3, 2011 and January 2, 2011 were not significant.

Trust

In connection with restricted stock unit awards granted to Company employees, the Company established The TDL RSU Employee Benefit Plan Trust (“the Trust”), which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated in accordance with ASC 810 and the cost of the shares held by the Trust of $9.5 million as at both April 3, 2011 and January 2, 2011 has been accounted for as a reduction in outstanding common shares on the Company’s Condensed Consolidated Balance Sheet.

Advertising Funds

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its restaurant owners. The advertising funds are operated on behalf of the Company and its restaurant owners, with separate advertising funds administered for Canada and the U.S. The Company is the sole shareholder (Canada) and sole member (U.S.) and is considered to be the primary beneficiary of these funds which have historically been consolidated in accordance with ASC 952—Franchisors, and accordingly, the revenues, expenses and cash flows of the advertising funds are generally not included in the Company’s Condensed Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets and liabilities of these advertising funds have been consolidated in accordance with ASC 810. Company contributions to these advertising funds totaled $2.4 million and $0.8 million in the first quarter of 2011 and 2010, respectively. These advertising funds spent approximately $60.1 million and $59.4 million in the first quarter of 2011 and 2010, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The assets and liabilities associated with the Company’s consolidated restaurant VIEs (operator and FIP restaurants), and advertising funds are presented on a gross basis, prior to consolidation adjustments, and are as follows:

	As at
	April 3, 2011		January 2, 2011
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
	(in thousands)
Cash and cash equivalents	$8,674	$0	$8,087	$0
Restricted assets – current	0	26,866	0	27,402
Other current assets	4,210	0	4,070	0
Property and equipment, net	28,137	11,700	31,240	12,497
Other long-term assets (1)	887	2,675	1,319	2,336

Total assets	$41,908	$41,241	$44,716	$42,235

Notes payable to Tim Hortons Inc. – current (1)	$19,126	$0	$22,834	$0
Restricted liabilities – current	0	40,057	0	41,026
Other current liabilities (1)	13,064	0	13,201	0
Notes payable to Tim Hortons Inc. – long-term (1)	1,029	0	1,635	0
Restricted liabilities – long-term	0	460	0	468
Other long-term liabilities	1,657	724	1,530	741

Total liabilities	34,876	41,241	39,200	42,235

Equity of variable interest entities	7,032	0	5,516	0

Total liabilities and equity	$41,908	$41,241	$44,716	$42,235

(1)

Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

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

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments which amounted to $44.6 million and $44.8 million as at April 3, 2011 and January 2, 2011, respectively. The Company had $2.4 million of accounts payable outstanding with TIMWEN Partnership as at both April 3, 2011 and January 2, 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and represent the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. The Company’s reportable segments are the geographic locations of Canada and the U.S.

The Company has modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs now being included in Corporate rather than in Canada. The related assets and depreciation and amortization have also been reclassified to Corporate.

There are no inter-segment revenues included in the table below:

	First quarter ended
	April 3, 2011	% of total	April 4, 2010 (2)	% of total
	(in thousands)
Revenues
Canada	$547,558	85.1%	$468,665	80.4%
U.S	35,459	5.5%	27,713	4.8%

Total reportable segments	583,017	90.6%	496,378	85.2%
Variable interest entities	60,470	9.4%	86,234	14.8%

Total	$643,487	100.0%	$582,612	100.0%

Segment operating income (loss)
Canada	$131,529	98.1%	$134,596	100.2%
U.S.	2,611	1.9%	(246)	(0.2)%

Reportable segment operating income	134,140	100.0%	134,350	100.0%

Variable interest entities	868		6,480
Corporate charges (1)	(14,405)		(13,094)

Consolidated operating income	120,603		127,736
Interest, net	(5,700)		(5,100)
Income taxes	(33,489)		(38,063)

Net income	81,414		84,573
Net income attributable to noncontrolling interests	(735)		(5,684)

Net income attributable to Tim Hortons Inc.	$80,679		$78,889

Capital expenditures
Canada	$30,121	87.0%	$20,923	86.1%
U.S.	4,506	13.0%	2,865	11.8%
Variable interest entities.	0	0.0%	501	2.1%

	$34,627	100.0%	$24,289	100.0%

(1)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, the costs associated with executing the Company’s international expansion plans, and the operating income from the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately.

(2)	Comparative periods have been adjusted to reflect the change in classification between Corporate and Canada noted above.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides a reconciliation of total reportable segment property and equipment, net and total assets to total consolidated property and equipment, net and total consolidated assets, respectively:

	As at
	April 3, 2011	January 2, 2011 (1)
	(in thousands)
Total property and equipment, net
Canada	$987,946	$984,968
U.S.	312,989	324,600

Total reportable segment property and equipment, net	1,300,935	1,309,568
Variable interest entity property and equipment, net	22,716	25,252
Corporate property and equipment, net	38,311	38,850

Consolidated property and equipment, net	$1,361,962	$1,373,670

	As at
	April 3, 2011	January 2, 2011 (1)
	(in thousands)
Total Assets
Canada	$1,437,563	$1,658,856
U.S.	417,030	424,089

Total reportable segment assets	1,854,593	2,082,945
Variable interest entity assets	35,844	37,868
Corporate assets	303,469	360,703

Consolidated total assets	$2,193,906	$2,481,516

(1)	Comparative periods have been adjusted to reflect the change in classification between Corporate and Canada noted above.

Corporate assets include a nominal amount of assets related to the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately.

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated depreciation and amortization are as follows:

	First quarter ended April 3, 2011	Year ended January 2, 2011 (1)
	(in thousands)
Depreciation and amortization
Canada	$20,767	$78,279
U.S.	4,861	21,394

Total reportable segments	25,628	99,673
Variable interest entities	752	12,112
Corporate	1,602	6,600

	$27,982	$118,385

(1)	Comparative periods have been adjusted to reflect the change in classification between Corporate and Canada noted above.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Revenues consisted of the following:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in thousands)
Sales
Distribution sales	$389,833	$314,724
Company-operated restaurant sales	4,174	4,990
Variable interest entities sales	60,470	86,234

	454,477	405,948

Franchise revenues
Rents and royalties	167,830	159,960
Franchise fees	21,180	16,704

	189,010	176,664

Total revenues	$643,487	$582,612

The following table outlines the Company’s franchised locations and system activity for the first quarters ended April 3, 2011 and April 4, 2010:

	First quarter ended
	April 3, 2011	April 4, 2010
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,730	3,560
Franchises opened	42	24
Franchises closed	(10)	(6)
Net transfers within the franchised system (primarily resales)	4	(2)

Franchise restaurants in operation – end of period	3,766	3,576
Company-operated restaurants	16	20

Total systemwide restaurants – end of period (1)	3,782	3,596

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which offer primarily coffee products and a limited product selection. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table (and number of systemwide restaurants) are 274 licensed locations in the Republic of Ireland and the United Kingdom as at April 3, 2011 (292 as at April 4, 2010).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 14 RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor and thus the guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession, and (ii) the debtor is experiencing financial difficulties. The amendments in this Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as at the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its financial statements and related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2010 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended January 2, 2011 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2011. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” as well as our other descriptions of risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchise and Company-operated restaurants. As at April 3, 2011, 3,766 or 99.6% of our restaurants were franchised, representing 99.5% in Canada and 99.8% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants and are ultimately driven by consumer demand. Same-store sales growth represents the average growth in retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. We believe systemwide sales and same-store sales growth provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segmented financial performance. Franchise restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with applicable accounting rules); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also generate distribution income.

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

Executive Overview

We primarily franchise Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants. As of April 3, 2011, we leased or owned the real estate for approximately 84% of our full-serve system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and, in some cases, through third-party distributors. We supply frozen and some refrigerated products as well as paper and dry goods from our Guelph facility to approximately 85% of our Ontario restaurants. We are currently constructing a replacement distribution centre in Kingston, Ontario, which is expected to serve more than 650 restaurants in eastern Ontario and Quebec with dry goods, frozen and refrigerated products. We anticipate the facility to be fully operational in the second half of 2011. In the U.S., we supply similar products to system restaurants through third-party distributors. In addition to our Canadian and U.S. franchising business, we have 274 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.” In keeping with our vertical integration initiatives, we also operate two coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Systemwide sales grew by 4.9% in the first quarter of 2011 (10.0% in the first quarter of 2010) as a result of new restaurant expansion and same-store sales growth in both Canada and the U.S. Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

In the first quarter of 2011, Canadian same-store sales growth was 2.0%, building on a strong comparable base of 5.2% in the first quarter of 2010 which included the launch of our English muffin breakfast sandwich in early 2010. Same-store sales growth was impacted by the following factors: additional food and beverage prizes awarded through our annual Roll Up the Rim to Win® program and unfavourable weather. This past March, we celebrated the 25th anniversary of our Roll Up the Rim to Win loyalty program and increased the odds of winning from one in nine to one in six and thereby also increased the number of coffee and food prizes available. We estimate the higher redemptions from the program impacted same-store sales growth by approximately 1% as we rewarded our loyal customers and worked to reinforce the unique bonds we have with our customers. First quarter Canadian same-store sales growth and frequency of customer visits improved later in the quarter, overcoming the impact of significant incremental snowfall in many key markets, particularly in January 2011. The Easter holiday had a slightly favourable impact on same-store sales growth due to the partial shift of the holiday to the second quarter of 2011 from the first quarter of 2010. Some residual pricing in the system from the prior year also contributed slightly to same-store sales growth and average cheque. Due in large part to rising commodity costs, our restaurant owners increased pricing in most markets in Canada (subsequent to the quarter, in early April 2011), on a weighted average basis across the markets by approximately 3%. With this increase, coupled with our continued focus on menu and product innovation and hospitality initiatives, we believe that we are still on track to achieve same-store sales growth of 3% to 5% in Canada for 2011.

Our U.S. same-store sales growth was 4.9% in the first quarter of 2011 (3.0% in the first quarter of 2010). U.S. same-store sales gains were mainly driven by an increase in average cheque due primarily to residual pricing still in the system from May 2010, and to a lesser extent, price increases averaging approximately 3% taken in February 2011 as a result of higher commodity costs. Additionally, our U.S. business was able to slightly grow transactions, overcoming the effect of significant snowfall in most of our key markets early in the quarter, particularly in January 2011. We estimate that higher redemption rates due to the enhanced Roll Up the Rim to Win program had a negative impact on U.S. same-store sales growth of approximately 0.5%. Cold Stone Creamery co-branded locations had a moderately negative impact on same-store sales growth as we lapped a strong comparable base in the prior year.

Operating income decreased $7.1 million, or 5.6%, in the first quarter of 2011 compared to the first quarter of 2010. As anticipated, the loss of Maidstone Bakeries’ operating income contributed to the year-over-year decrease. Operating income in the first quarter of 2010 included $13.0 million generated from Maidstone Bakeries, which was consolidated as a variable interest entity under applicable accounting rules until the sale of our 50% joint venture interest on October 29, 2010, at which point, we discontinued consolidating its results. The loss of operating income from Maidstone Bakeries was partially offset by $2.1 million relating to the amortization of the deferred gain in connection with our continuing bakery supply agreement. The net impact of the sale of Maidstone Bakeries also negatively impacted margin percentage by approximately 100 basis points. General and administrative expense growth was higher, reflecting increased salary and benefits; increased U.S. advertising and co-branding contributions in Canada; and, higher costs as we began to execute our international expansion plans. Operating income benefited from systemwide sales growth and lower operating losses due to restaurant closures within the New England region in the fourth quarter of 2010.

Despite the year-over-year decline in operating income, Net income attributable to Tim Hortons Inc. increased $1.8 million, or 2.3%, in the first quarter of 2011 as compared to the first quarter of 2010, resulting primarily from lower income taxes, offset in part by higher net interest expense. Net income attributable to Tim Hortons Inc. previously included our 50% interest of Maidstone Bakeries’ net income, with the remaining 50% included in Net income attributable to noncontrolling interests. Our effective tax rate was 29.1% in the first quarter of 2011, compared to 31.0% in the first quarter 2010. The lower tax rate in 2011 was primarily due to lower 2011 statutory rates in Canada. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased to $0.48 in the first quarter of 2011, up 7.5%, from $0.45 in the first quarter of 2010. The diluted weighted average number of shares outstanding in the first quarter of 2011 was 8.6 million, or 4.9%, lower than the diluted weighted average share count in the first quarter of 2010, due primarily to our share repurchase programs. Our increased share repurchases also contributed to our EPS growth. In addition, we expect that our EPS, on a fully diluted basis, will be within our targeted range of $2.30 to $2.40 for fiscal 2011 and within our long-range aspirational growth target of 12% to 15% through to the end of 2013 (excluding the 2010 impacts of the disposition of our 50% joint venture interest in Maidstone Bakeries and the U.S. asset impairment and related closure costs).

Our current expectations for achieving our Canadian full-year, same-store sales growth, and our EPS targets outlined above are made on the assumption that there is not a significant deterioration in macroeconomic, business or other conditions during 2011 that further reduces consumer discretionary spending, such as even greater inflationary pressures on food and gasoline prices.

Selected Operating and Financial Highlights

	First quarter ended
	April 3, 2011	April 4, 2010
Systemwide sales growth (1)	4.9%	10.0%
Same-store sales growth
Canada	2.0%	5.2%
U.S.	4.9%	3.0%
Systemwide restaurants	3,782	3,596
Revenues (in millions)	$643.5	$582.6
Operating income (in millions)	$120.6	$127.7
Operating income attributable to Tim Hortons Inc. (in millions) (2)	$119.7	$121.3
Net income attributable to Tim Hortons Inc. (in millions)	$80.7	$78.9
Basic and diluted EPS	$0.48	$0.45
Weighted average number of common shares outstanding – Diluted (in millions)	168.0	176.6

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 4.4% and 8.4% for the first quarter ended 2011 and 2010, respectively.

(2)

Operating income attributable to Tim Hortons Inc. is a non-GAAP measure. Operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of 2010, operating income was, for the most part, unaffected by noncontrolling interests, which was not the case post-adoption. This new accounting standard required the consolidation of variable interest entities of which we are considered to be the primary beneficiary, including Maidstone Bakeries up to the date of sale on October 29, 2010, as well as, on average, approximately 255 and 270 non-owned restaurants in the first quarters of 2011 and 2010, respectively. Previously, we did not consolidate Maidstone Bakeries and we consolidated approximately 120 non-owned restaurants, on average, in accordance with the prior accounting standard. Management believes that operating income attributable to Tim Hortons Inc. provides important information for comparison purposes to prior periods and for purposes of evaluating the Company’s operating income performance without the effects of the accounting standard.

The presentation of this non-GAAP measure is made with operating income, the most directly comparable U.S. GAAP measure. We present information excluding amounts related to this accounting standard as it is more reflective of the way we analyze our year-over-year results, and, how we manage and measure our performance internally. Therefore, this measure provides a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure.

	First quarter ended		Change from prior year
	April 3, 2011	April 4, 2010	$	%
	(in millions)
Operating income (1)	$120.6	$127.7	$(7.1)	(5.6)%
Operating income attributable to noncontrolling interests	0.9	6.5	(5.6)	(86.3)%

Operating income attributable to Tim Hortons Inc.	$119.7	$121.3	$(1.6)	(1.3)%

(1)

Operating income for the first quarter of 2010 includes $13.0 million related to Maidstone Bakeries ($14.4 million, $16.5 million, and $4.9 million for the second, third and fourth quarters of 2010, respectively), of which 50% is reflected in operating income attributable to Tim Hortons Inc., with the remaining 50% attributable to noncontrolling interests.

Systemwide Sales Growth

Systemwide sales growth, which excludes the effects of foreign currency, was 4.9% during the first quarter of 2011 (10.0% in first quarter of 2010), as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.6% of our system is franchised. Franchise restaurant sales are reported to us by our restaurant owners. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 255 non-owned restaurants, on average, whose results of operations are consolidated with ours pursuant to variable interest entity accounting rules. The amount of systemwide sales impacts our royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the addition of new restaurants) and are ultimately driven by consumer demand. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Same-Store Sales Growth

Same-store sales growth represents growth, on average, in retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, more frequent customer visits, expansion into broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. We have seen higher market commodity costs, which have translated into higher secured pricing on our 2011 requirements, primarily for coffee, sugar, wheat and cooking oils, which are important input costs in our baked goods commodities basket. As a result of these rising prices, most of our Canadian markets have increased retail prices on certain products at restaurant-level subsequent to the quarter, in early April 2011. Similarly, in February 2011, we increased prices in our U.S. markets. Prices on certain products, including coffee, increased on average by approximately 3% in both Canada and the U.S. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon customers maintaining the frequency of their visits and same level of purchases even with the new pricing.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovation at breakfast as well as other dayparts. During the first quarter of 2011, we continued to promote our hot breakfast sandwich offerings to also include hickory smoked ham as a selection item. We also promoted our new caramel café mocha, caramel chocolate and whole grain carrot and orange muffins, apple cinnamon oatmeal, breakfast wraps, and we introduced fruit smoothies to the lineup in Canada later in the quarter. Our product offerings, promotional activity and operational efficiencies and initiatives all contributed to same-store sales growth in the first quarter of 2011.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. The following summary outlines restaurant openings and closures for the first quarters ended April 3, 2011 and April 4, 2010, respectively:

	First quarter ended April 3, 2011			First quarter ended April 4, 2010
	Full-serve Standard and Non-standard	Self- serve Kiosks	Total	Full-serve Standard and Non-standard	Self- serve Kiosks	Total
Canada
Restaurants opened	29	2	31	20	—	20
Restaurants closed	(10)	—	(10)	(6)	—	(6)

Net change	19	2	21	14	—	14

U.S.
Restaurants opened	6	5	11	4	—	4
Restaurants closed	—	—	—	—	—	—

Net change	6	5	11	4	—	4

Total Company
Restaurants opened	35	7	42	24	—	24
Restaurants closed	(10)	—	(10)	(6)	—	(6)

Net change	25	7	32	18	—	18

From the end of the first quarter of 2010 to the end of the first quarter of 2011, we opened 263 system locations, including both full-serve and self-serve franchised locations and Company-operated restaurants, and we had 77 restaurant closures for a net increase of 186 restaurants. Historically, we have generally closed between 20 to 40 system restaurants annually, the majority of which are typically in Canada. Restaurant closures made in the normal course may result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. These closures typically occur at the end of a lease term or at the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. There were a greater number of closures in the U.S. in the fourth quarter of 2010, during which we closed 36 standard restaurants and 18 self-serve kiosks in our New England region. The closures of these underperforming restaurants were outside of the normal course of operations and arose from strategic profitability reviews of our U.S. operations.

Included in our first quarter 2011 restaurant openings were seven self-serve kiosk locations. Self-serve kiosk locations have significantly different economics than our standard and non-standard restaurants, including substantially less capital investment, significantly lower sales and, therefore, lower associated royalties and distribution income. Self-serve kiosks increase our brand awareness, and also create another outlet to drive convenience, which we believe is important in our developing markets.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Initiatives in support of this strategy include the expansion of our Cold Stone Creamery© co-branding concept. We have exclusive development rights in Canada, and certain rights to use Cold Stone Creamery licenses within the U.S., in both cases to operate ice cream and frozen confections retail outlets. As of April 3, 2011, we had 181 co-branded locations, including 82 co-branded locations in the U.S. and 99 co-branded locations in Tim Hortons restaurants in Canada. As at the end of the first quarter of 2010, we had 88 co-branded locations including 70 co-branded locations in the U.S. and 18 co-branded Tim Horton restaurants in Canada. We added eight co-branded locations in Canada and three in the U.S. in the first quarter of 2011, as compared to five additional locations in Canada and one in the U.S. in the first quarter of 2010.

In addition to the Cold Stone Creamery co-branding initiative, we are testing new concept cafe and bake shop restaurants in certain U.S. markets. At the end of the first quarter of 2011, we had seven new concept restaurants opened in the U.S. These restaurants are being utilized to test various new products, equipment and restaurant design features in support of our U.S. strategic plan. During 2011, we plan to incorporate various restaurant design features, product offerings, and/or equipment from these concept restaurants into our new restaurant development and renovation programs.

The following table shows our restaurant count as of April 3, 2011, January 2, 2011 and April 4, 2010. At April 3, 2011, 3,766 system restaurants across Canada and the U.S., or 99.6%, were franchised (representing 99.5% in Canada and 99.8% in the U.S.).

Systemwide Restaurant Count

	As at April 3, 2011	As at January 2, 2011	As at April 4, 2010
Canada
Company-operated	15	16	15
Franchised – self-serve kiosks	114	112	96
Franchised – standard and non-standard	3,040	3,020	2,918

Total	3,169	3,148	3,029

% Franchised	99.5%	99.5%	99.5%
U.S.
Company-operated	1	4	5
Franchised – self-serve kiosks	128	123	87
Franchised – standard and non-standard	484	475	475

Total	613	602	567

% Franchised	99.8%	99.3%	99.1%
Total system
Company-operated	16	20	20
Franchised – self-serve kiosks	242	235	183
Franchised – standard and non-standard	3,524	3,495	3,393

Total	3,782	3,750	3,596

% Franchised	99.6%	99.5%	99.4%

Segment Operating Income (Loss)

Systemwide sales and same-store sales growth is affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in their respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of branded, licensed self-serve kiosk locations, corporately. Our expansion into the Gulf Cooperation Council (“GCC”) market is in its early stages and will also be managed corporately. As a result, operating results from these operations are included in Corporate charges in our segmented operating results and, currently, are not significant. Our reportable segments exclude the effects of the variable interest entities’ accounting standard, reflective of the way the business is managed.

The following table contains information about the operating income (loss) of our reportable segments:

	First quarter ended				Change from first quarter 2010
	April 3, 2011	% of Revenues	April 4, 2010	% of Revenues	Dollars	Percentage
	(in thousands, except where noted)
Operating Income (Loss)
Canada (1), (2), (4)	$131,529	20.4%	$134,596	23.1%	$(3,067)	(2.3)%
U.S.	2,611	0.4%	(246)	0.0%	2,857	n/m

Reportable segment operating income	134,140	20.8%	134,350	23.1%	(210)	(0.2)%
Variable interest entities(1)	868	0.1%	6,480	1.1%	(5,612)	n/m
Corporate charges (3), (4)	(14,405)	(2.2)%	(13,094)	(2.3)%	(1,311)	10.0%

Consolidated operating income	$120,603	18.7%	$127,736	21.9%	$(7,133)	(5.6)%

n/m—The comparison is not meaningful

(1)

While the adoption of amended accounting rules for variable interest entities resulted in the consolidation of Maidstone Bakeries, the Company’s chief decision maker viewed and evaluated the performance of the Canadian segment with Maidstone Bakeries accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the amended accounting standard). As a result, the net revenues and the remaining 50% of operating income of Maidstone Bakeries up to October 29, 2010, the date of disposition, were included in the Variable interest entities line item above ($6.5 million for the first quarter of 2010), along with revenues and operating income or loss from our non-owned consolidated restaurants.

(2)	The first quarter of 2011 includes $2.1 million income relating to the amortization of the deferred gain in connection with our continuing supply agreement with Maidstone Bakeries.
(3)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, the costs associated with executing our international strategic initiatives, and the operating income from our wholly-owned Irish subsidiary, which continues to be managed corporately.

(4)

We have modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs now being included in Corporate rather than in Canada.

Reportable segment operating income decreased $0.2 million, or 0.2%, in the first quarter of 2011 compared to the first quarter of 2010. The decrease is mainly attributable to the disposition of our 50% joint venture interest in Maidstone Bakeries in the fourth quarter of 2010. As a result of the disposition, reportable segment operating income for the first quarter of 2011 does not include 50% of the bakery facility’s operating income, as described above. In addition, general and administrative expenses increased more than systemwide sales growth, reflecting higher salary and benefits and higher costs associated with increased U.S. advertising expenses and co-branding contributions in Canada. The year-over-year decrease in reportable segment operating income was partially offset by higher systemwide sales from continued same-store sales growth at existing locations and additional restaurants in the system which drove higher rents and royalties revenues and, consequently, operating income gains in both Canada and the U.S. The U.S. segment had lower losses and, therefore, higher operating income than in the prior year due, in part, to the closures of underperforming restaurants within the New England region late in fiscal 2010.

We had higher corporate charges during the first quarter of 2011, primarily due to higher salaries, benefits and stock-based compensation and higher planned costs associated with executing our international expansion plans. Variable interest entities’ operating income decreased year-over-year, due primarily to the sale and deconsolidation of Maidstone Bakeries, as previously mentioned. Overall, consolidated operating income decreased by $7.1 million, or 5.6%, during the first quarter of 2011 to $120.6 million from $127.7 million in the first quarter of 2010.

Canada

Canadian systemwide sales grew during the first quarter of 2011 due to same-store sales growth of 2.0% at existing restaurants and the net addition of 140 restaurants since the first quarter of 2010. We estimate that same-store sales growth was impacted, by approximately 1%, by higher redemptions from our enhanced Roll Up the Rim to Win loyalty program. First quarter same-store sales growth and frequency of customer visits improved later in the first quarter, overcoming the impact of significant incremental snowfall in certain core regions. The partial shift of the Easter holiday, and residual pricing in the system from the prior year had a slightly favourable effect on same-store sales growth in the first quarter of 2011. In the first quarter of 2011, we opened 31 restaurants in Canada, of which two were self-serve kiosks, and closed 10, compared to opening 20 restaurants and closing six in the first quarter of 2010.

Operating income in our Canadian segment for the first quarter of 2011 was $131.5 million, representing a decrease of 2.3% over the comparable period in 2010. As noted previously, the disposition of our 50% joint venture interest in Maidstone Bakeries late in 2010, reduced reportable segment operating income for Canada by $6.5 million from the first quarter of 2010, which included income from Maidstone Bakeries. This is partially offset by approximately $2.1 million of income recognized this quarter relating to the amortization of the deferred gain in connection with our continuing supply agreement with Maidstone Bakeries. The Canadian segment also benefited from higher systemwide sales, which increased our rents and royalties income, and from increased income from our manufacturing businesses due to volume growth in certain products. Partially offsetting these improvements were higher general and administrative costs due to higher salaries and benefits required to support the growth of the business, as well as higher planned advertising and promotional expenses.

U.S.

U.S. same-store sales grew 4.9% in the first quarter of 2011, overcoming the estimated effects of higher redemption rates from the enhanced Roll Up the Rim loyalty program and significantly higher snowfall during the quarter than in the prior year. The U.S. segment same-store sales gains was mainly driven by an increase in average cheque due primarily to residual pricing still in the system from May 2010, and to a lesser extent, price increases averaging approximately 3% taken in February 2011 as a result of higher commodity costs. In addition, the first quarter of 2011 rolled over a strong comparable base of Cold Stone Creamery locations. The partial shift in timing of Easter to the second quarter of 2011, from the first quarter of 2010, had a slightly favourable effect on same-store sales growth.

The U.S. segment had operating income of $2.6 million in the first quarter of 2011, as compared to an operating loss of $0.2 million in the first quarter of 2010. The year-over-year increase in profitability is reflective of the increase in systemwide sales, resulting in higher distribution income and higher rents and royalties, and from operating income improvements of $1.9 million as a result of our decision late in 2010 to close a number of underperforming restaurants in the New England region. These increases were partially offset by higher general and administrative expenses due to approximately $1.0 million on planned incremental investments in advertising and marketing to promote and strengthen our brand in our core growth markets in the U.S.

During the first quarter of 2011, we opened 11 new restaurants, of which five were self-serve kiosks. Self-serve kiosks are a low capital investment and generate significantly lower sales and contribute minimally to operating earnings; however, they serve as one of the ways we seed our brand and offer convenience to our customers.

Our U.S. segment operating income may continue to show volatility quarter-to-quarter as we expand our new unit growth in existing regional markets and into contiguous markets to build brand awareness and continued development.

Variable interest entities

Our variable interest entities’ income before income tax pertains to the entities that we are required to consolidate in accordance with applicable consolidation accounting rules. These entities included Maidstone Bakeries, until the date of disposition of our 50% joint venture interest in October 2010, and certain non-owned restaurants. In the first quarter of 2011, the income attributable to variable interest entities was $0.9 million, compared to $6.5 million in the first quarter of 2010. The bakery joint venture represented the substantial majority of the year-over-year change. In the prior year, the composition of operating income attributable to variable interest entities consisted of $6.5 million income from Maidstone Bakeries and $0.7 million income from Canadian non-owned consolidated restaurants, offset by $0.7 million loss from our U.S. non-owned consolidated restaurants. The majority of the restaurants which we closed in the New England region in the fourth quarter of 2010 were previously included within our U.S. non-owned consolidated restaurants. These restaurants were underperforming restaurants and thus contributed to the overall operating loss from variable interest entities within the U.S in the first quarter of 2010. Conversely, the U.S. contributed $0.1 million of variable interest entities’ operating income in the first quarter of 2011, with the Canadian non-owned consolidated restaurants contributing the balance. We consolidated 255 and 270 non-owned restaurants, on average, in the first quarter of 2011 and 2010, respectively. We have a greater proportion of U.S. non-owned consolidated restaurants than Canadian non-owned consolidated restaurants. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $14.4 million in the first quarter of 2011 compared to $13.1 million in the first quarter of 2010. The $1.3 million increase in the quarter primarily reflects higher stock-based compensation directly attributable to an increase in our common share price and higher costs as we begin to execute our international expansion plans.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks, and on a limited basis, some full-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. These self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of April 3, 2011, there were 274 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (first quarter 2010 – 292). These kiosks are operated by independent licensed retailers. At present, the distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income and, therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution sales and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales growth.

We have a Master License Agreement with Apparel Group, as announced earlier this year, to develop up to 120 multi-format restaurants over a five year period in markets in the GCC. During 2011, we expect to invest $2 million to $4 million, net of royalties, license fees and other costs, to support Apparel Group’s investments to launch our GCC market entry. Our top priority continues to be growing our Canadian and U.S. businesses. We are currently managing our international expansion corporately. Operating results from our Irish and GCC international operations, which currently are not significant, will continue to be included in Corporate charges in our segmented operating results.

Results of Operations

The following table provides a summary of comparative results of operations and is followed by a more detailed discussion of results for the first quarter of 2011, as compared to the first quarter 2010.

	First quarter ended				Change from first quarter 2010
	April 3, 2011	% of Revenues	April 4, 2010	% of Revenues	$	%
	(in thousands, except where noted)
Revenues
Sales	$454,477	70.6%	$405,948	69.7%	$48,529	12.0%
Franchise revenues:
Rents and royalties (1)	167,830	26.1%	159,960	27.5%	7,870	4.9%
Franchise fees	21,180	3.3%	16,704	2.9%	4,476	26.8%

	189,010	29.4%	176,664	30.3%	12,346	7.0%

Total revenues	643,487	100.0%	582,612	100.0%	60,875	10.4%

Costs and expenses
Cost of sales	402,332	62.5%	347,047	59.6%	55,285	15.9%
Operating expenses	62,154	9.7%	58,725	10.1%	3,429	5.8%
Franchise fee costs	21,317	3.3%	17,826	3.1%	3,491	19.6%
General and administrative expenses	39,996	6.2%	34,672	6.0%	5,324	15.4%
Equity (income)	(3,113)	(0.5)%	(3,257)	(0.6)%	144	(4.4)%
Other expense (income), net	198	0.0%	(137)	0.0%	335	n/m

Total costs and expenses, net	522,884	81.3%	454,876	78.1%	68,008	15.0%

Operating income	120,603	18.7%	127,736	21.9%	(7,133)	(5.6)%
Interest (expense)	(7,376)	(1.1)%	(5,447)	(0.9)%	(1,929)	35.4%
Interest income	1,676	0.3%	347	0.1%	1,329	n/m

Income before income taxes	114,903	17.9%	122,636	21.0%	(7,733)	(6.3)%
Income taxes	33,489	5.2%	38,063	6.5%	(4,574)	(12.0)%

Net income	81,414	12.7%	84,573	14.5%	(3,159)	(3.7)%
Net income attributable to noncontrolling interests	735	0.1%	5,684	1.0%	(4,949)	(87.1)%

Net income attributable to Tim Hortons Inc.	$80,679	12.5%	$78,889	13.5%	$1,790	2.3%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchise restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchise restaurant sales. Franchise restaurant sales are reported to us by our franchisees. Franchise restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 255 and 270 non-owned restaurants, on average, in the first quarter of 2011 and 2010, respectively, whose results of operations are consolidated with ours pursuant to applicable consolidation accounting rules. Franchise restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchise restaurant sales (including those consolidated pursuant to applicable consolidation accounting rules) were:

	First quarter ended
	April 3, 2011	April 4, 2010
Franchise restaurant sales:
Canada (in thousands of Canadian dollars)	$1,266,272	$1,208,277
U.S. (in thousands of U.S. dollars)	$109,863	$102,427

Revenues

Our sales include distribution sales, sales from Company-operated restaurants, and sales from variable interest entities that are required to be consolidated pursuant to applicable accounting rules.

Sales

Sales during the first quarter of 2011 increased $48.5 million, or 12.0%, over the first quarter of 2010, with the growth coming from our distribution business, partially offset by lower sales from variable interest entities and Company-operated restaurants.

Distribution sales. Distribution sales increased $75.1 million, or 23.9%, from $314.7 million to $389.8 million primarily due to the sale of new products managed through our supply chain, and continued systemwide sales growth. Beginning in the second quarter of 2010, a more significant proportion of output from our previously-held bakery joint venture was managed and billed through our supply chain. In the first quarter of 2011, sales related to new products managed through our supply chain, including some products from Maidstone Bakeries, represented approximately $49.1 million of the increase in distribution sales, while product mix and pricing represented approximately $15.2 million of the increase, due primarily to higher prices for coffee and other commodities reflective of the higher underlying costs. Systemwide sales growth increased distribution sales by approximately $12.2 million due to the higher number of system restaurants year-over-year and continued same-store sales growth.

Our distribution revenues will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, wheat and sugar, etc., and other product costs, as was the case this quarter. Increases and decreases in underlying costs are largely passed through to franchisees. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, costs and margins, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter. In addition, the shift in underlying product mix through the distribution business, primarily as a result of the new products being managed through our supply chain, can have an impact on margins. Also impacting margin percentage in the first quarter of 2011 was the sale of our 50% joint venture interest in Maidstone Bakeries, which negatively impacted margins by approximately 100 basis points, net of the amortization of the deferred gain in connection with our supply agreement with Maidstone Bakeries.

Company-operated restaurant sales. Company-operated restaurant sales were $4.2 million in the first quarter of 2011, compared to $5.0 million in the first quarter of 2010. On average, we operated 14 Company-operated restaurants during the first quarter of 2011 compared to 20 during the first quarter of 2010, resulting in lower sales.

Variable interest entities’ sales. Variable interest entities’ sales represent sales from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and, in the first quarter of 2010, also included sales from the consolidation of our previously-held joint venture interest in Maidstone Bakeries. Sales from variable interest entities were $60.5 million and $86.2 million in the first quarter of 2011 and 2010, respectively. The decline in sales is substantially due to the sale and deconsolidation of Maidstone Bakeries in October 2010 of $26.2 million, and is partially offset in distribution sales. On average, we consolidated fewer non-owned restaurants in the first quarter of 2011 as compared to the first quarter of 2010. During the first quarter of 2011, we consolidated approximately 255 non-owned restaurants (102 in Canada and 153 in the U.S.), on average, compared to 270 non-owned restaurants (96 in Canada and 174 in the U.S.), on average, during the first quarter of 2010; however, as discussed within Segment Operating Income (Loss) above, the number of non-owned restaurants consolidated, on average, last year would have included many of the underperforming New England restaurants, which were closed in late 2010, and thereby would have contributed to lower sales. The majority of non-owned restaurants that continue to be consolidated are either operated by a franchisee under an operator agreement or participate in our U.S. franchise incentive program. These U.S. non-owned restaurants have historically had lower sales levels than those non-owned restaurants consolidated in Canada.

Foreign exchange. Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for the reporting of our results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales in the first quarter of 2011 by approximately 0.7% compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $167.8 million in the first quarter of 2011 compared to $160.0 million in the first quarter of 2010, representing an increase of $7.8 million, or 4.9%. The addition of 127 new full-serve restaurants in the system year-over-year provided approximately $5.2 million of growth during the first quarter of 2011 with continued same-store sales growth contributing much of the remainder of our rents and royalties revenue growth, net of relief, during the first quarter of 2011.

Lower relief recognized in the U.S. over the prior year was mainly a result of our decision to close underperforming restaurants in certain markets in the New England region in the fourth quarter of 2010. We believe our decision to close such restaurants will help to position our U.S. business for continued growth and development.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a restaurant owner’s business. Franchise fees were $21.2 million during the first quarter of 2011 compared to $16.7 million in the first quarter of 2010, representing an increase of $4.5 million, or 26.8%. Franchise fees were higher during the first quarter of 2011 due to a higher number of franchise sales of standard restaurants and higher franchise fees recognized under our U.S. financing programs. Partially offsetting these higher revenues were lower revenues due to fewer renovations completed in the quarter over the prior year and lower revenues recognized on resales, replacements and non-standard locations. Our non-standard restaurants utilize a number of unique restaurant formats and attract lower franchise fees per unit than our typical standard format. Revenues from the sale of initial equipment packages under the U.S. FIP are deferred until the franchise restaurant has exceeded and maintained certain sales volume levels and other recognition criteria. This FIP impacts the timing of revenue recognized on these franchise fees.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties by approximately 0.4%, and franchise fee revenues by approximately 1.7% in the first quarter of 2011, compared to the value that would have been reported had there been no exchange rate movement.

Total Costs and Expenses

Cost of Sales

Cost of sales increased $55.3 million, or 15.9%, compared to the first quarter of 2010, primarily due to costs increasing in the distribution business, offset in part by lower cost of sales from variable interest entities consolidated in accordance with applicable accounting rules and Company-operated restaurants. Cost of sales growth outpaced revenue growth in the quarter due primarily to the following factors: the sale of our 50% interest in Maidstone Bakeries; a more significant proportion of output from our previously-held joint venture and other products are now being managed and billed through our supply chain; and, due to higher underlying commodity costs.

Distribution cost of sales. Distribution cost of sales increased $73.2 million, or 27.0%, for the quarter, driven mainly by costs associated with new products managed through our supply chain and systemwide sales growth. Costs associated with new products being managed through our supply chain contributed approximately $46.2 million of the increase. The increase in the number of franchised restaurants open and higher same-store sales growth contributed approximately $9.9 million of the increase in cost of sales. The balance of the year-over-year increase primarily related to higher underlying commodity costs, specifically coffee, and product mix.

Distribution cost of sales represented 65.9% of our total costs and expenses, net, in the first quarter of 2011 compared to 59.6% of our total costs and expenses, net, in the first quarter of 2010 reflecting a shift in underlying product mix through the distribution business, as noted within Distribution sales above.

Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, sugar, etc. Underlying product costs can also be impacted by currency fluctuations, as was the case this quarter. Increases and decreases in product costs are largely passed through to franchisees, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may also impact margins as many of these products are typically priced based on a fixed-dollar mark-up and can create volatility year-over-year.

In connection with the sale of our 50% joint venture interest in Maidstone Bakeries, we deferred $41.2 million of the gain on the sale associated with the ongoing supply agreement. The supply agreement covers our obligation to purchase donuts and TimbitsTM and extends to early 2016, and at our option, rights can be extended to late 2017. The fair value liability of the supply agreement that was deferred is being amortized over the remaining term of the obligation to purchase (until early 2016). Approximately $2.1 million was amortized and recognized as a reduction in distribution cost of sales in the first quarter of 2011. Approximately $6.2 million remains to be amortized in 2011, $8.3 million in 2012, $7.9 million in 2013, $7.6 million in 2014, $7.2 million in 2015 and $0.6 million in 2016.

Company-operated restaurant cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and standard or non-standard) of Company-operated restaurants. These costs decreased by $0.7 million in the first quarter of 2011 from $5.2 million in the first quarter of 2010 to $4.5 million as a result of six fewer Company-operated restaurants, on average, during the quarter.

Variable interest entities’ cost of sales. Variable interest entities’ cost of sales represents cost of sales from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and, in the first quarter of 2010, also included cost of sales from the consolidation of our previously-held joint venture interest in Maidstone Bakeries which were not included in the first quarter of 2011. Variable interest entities’ cost of sales was $53.5 million and $70.7 million in the first quarter of 2011 and 2010, respectively. The decline in cost of sales from the first quarter of 2010 relates primarily to the sale and deconsolidation of Maidstone Bakeries in October 2010. In addition, beginning in the second quarter of 2010, a more significant proportion of output from Maidstone Bakeries was managed and billed through our supply chain and, therefore, was reflected in the higher 2011 distribution cost of sales, noted above. During the first quarter of 2011, we consolidated approximately 255 non-owned restaurants (102 in Canada and 153 in the U.S.), on average, compared to 270 non-owned restaurants (96 in Canada and 174 in the U.S.), on average, during the first quarter of 2010. The number of consolidated non-owned restaurants, on average, last year would have included many of the underperforming New England restaurants, which were closed in late 2010.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales during the first quarter of 2011 by approximately 0.7%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $3.4 million, or 5.8%, in the first quarter of 2011 as compared to the first quarter of 2010. Rent expense increased by $2.1 million year-over-year primarily due to 93 additional properties that were leased and then subleased to franchisees and higher percentage rent expense on certain properties resulting from increased restaurant sales. Depreciation expense was also higher by $1.1 million as the total number of properties we either own or lease and then sublease to franchisees increased to 2,963 in the first quarter of 2011 compared to 2,880 in the comparable period of 2010.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the overall value of operating expenses by approximately 0.7% compared to the value that would have been reported in the first quarter of 2011 had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to restaurant owners as part of the commencement of their restaurant business, including training and other costs necessary to ensure a successful restaurant opening, as well as the introduction of our co-branding initiatives into existing locations.

Franchise fee costs were $21.3 million during the first quarter of 2011 compared to $17.8 million in the first quarter of 2010, representing an increase of $3.5 million, or 19.6%. Franchise fee costs were higher during the first quarter of 2011 due to higher equipment costs associated with a higher number of franchise sales of standard restaurants, co-branding renovations to add Cold Stone Creamery to existing restaurants, higher equipment costs recognized under our U.S. FIP and other financing programs and higher support costs associated with establishing a franchisee’s business. Partially offsetting these higher costs were fewer renovations and lower costs associated with resales, replacements and franchise sales of non-standard restaurants, which included seven self-serve kiosks.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of franchise fee costs by approximately 1.7% compared to the value that would have been reported in the first quarter of 2011 had there been no exchange rate movement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased $5.3 million, or 15.4%, during the first quarter of 2011 to $40.0 million, primarily related to higher salaries and benefits in support of the growth in our business and higher stock-based compensation of which approximately $1.2 million resulted from the increase in our share price, net of our hedging initiatives. Additional investments of approximately $2.2 million were made on advertising expenses, co-branding contributions (in Canada) and execution of our international expansion plans (of which approximately $1.0 million was spent on additional advertising investments in core growth U.S. markets, as planned).

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth. There can be quarterly fluctuations in general and administrative expenses due to timing of certain expenses or events that may impact growth rates in any particular quarter. From time to time, we may commit to increasing investments to support certain strategic initiatives which may cause general and administrative growth to be higher than systemwide sales growth.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of general and administrative expenses by approximately 0.9% compared to the value that would have been reported in the first quarter of 2011 had there been no exchange rate movement.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but which do not meet the consolidation requirements under applicable consolidation accounting rules. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. Equity income during the first quarter of 2011 was $3.1 million, as compared to $3.3 million in the first quarter of 2010. Equity income from our TIMWEN Partnership is not expected to grow significantly as we are unlikely to add any new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the first quarter of 2011, we had other expense, net of $0.2 million versus other income, net of $0.1 million in the first quarter of 2010. Included in 2011 first quarter results were foreign exchange losses, net, including a portion associated with the ineffectiveness of certain forward currency contracts, partially offset by gains recognized on the disposition of property.

Interest Expense

Total interest expense, including interest on our Senior Notes (see “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $7.4 million in the first quarter of 2011 and $5.4 million in the first quarter of 2010, representing an increase of $2.0 million. Our Senior Notes, which were issued in fiscal 2010, have a fixed interest rate over seven years, whereas our long-term debt that was retired in 2010 had a much higher variable component, which resulted in lower rates in the first quarter of 2010. In addition, interest from additional capital leases contributed to higher interest expense in the quarter as compared to the same period last year.

Interest Income

Interest income was $1.7 million in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010 and is comprised of interest earned from our cash and cash equivalents as well as imputed interest under our FIP, as well as other notes receivable. The increase of $1.4 million in interest income is attributable to higher interest rates in Canada, higher cash balances primarily due to proceeds received from the sale of our 50% joint venture interest in Maidstone Bakeries in the fourth quarter of 2010, and interest earned from our FIP and other financing programs.

Income Taxes

The effective income tax rate for the first quarter ended April 3, 2011 was 29.1%, compared to 31.0% for the first quarter ended April 4, 2010. The variance between periods is primarily attributable to the reduction in the Canadian statutory rates in 2011, partially offset by a jurisdictional shift in income resulting from the divestiture of our 50% joint venture interest in Maidstone Bakeries.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $5.0 million, from $5.7 million in the first quarter of 2010 to $0.7 million in the first quarter of 2011. Net income attributable to noncontrolling interests relates to the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and also included the consolidation of our previously-held interest in Maidstone Bakeries. As a result of the sale of our interest in the bakery facility in October 2010, we no longer consolidate the operations and net income of Maidstone Bakeries, which resulted in the substantial majority of the decrease in net income attributable to non-controlling interests year-over-year. We consolidated approximately 255 and 270 non-owned restaurants, on average, during the first quarter of 2011 and 2010, respectively.

Comprehensive Income

In the first quarter of 2011, comprehensive income attributable to Tim Hortons Inc. was $66.5 million compared to $61.4 million in the first quarter of 2010. Translation adjustment losses were lower by $5.8 million year-over-year and

Net income attributable to Tim Hortons Inc. increased $1.8 million as noted previously. Translation adjustment losses arose primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. Partially offsetting these improvements were higher losses of $2.5 million related to cash flow hedges, net of taxes.

The exchange rates were Cdn$0.9644 for US$1.00 and Cdn$0.9946 for US$1.00 on April 3, 2011 and January 2, 2011, respectively. The exchange rate was Cdn$1.0084 for US$1.00 on April 4, 2010 and Cdn$1.0510 for US$1.00 on January 3, 2010.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2011. Our revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, if needed.

In the first quarter of 2011, we used $38.8 million of cash from operations, as compared to cash generated from operations of $94.0 million in the first quarter of 2010, for a net decrease of $132.8 million (see “Comparative Cash Flows” below for a description of sources and uses of cash within the first quarter of 2011). While we were a net user of cash in the first quarter of this year, we believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives, or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

At the end of the first quarter of 2010, we had an unsecured five-year Senior Bank Facility (“Senior Bank Facility”) with a syndicate of Canadian and U.S. financial institutions that included a revolving facility of $200 million and US$100 million along with a $300 million (at inception) term loan (“Term Debt”), all of which were due to mature on February 28, 2011.

In the second quarter of 2010, we repaid $200 million of the Term Debt, prior to maturity and without penalty. In the fourth quarter of 2010, we repaid the remaining $100 million of the Term Debt prior to maturity and without penalty. These prepayments were made primarily with net proceeds from the issuance of $300 million of Senior Notes, 4.2% coupon, Series 1, due June 1, 2017. In addition, in the fourth quarter of 2010, we terminated our Senior Bank Facility, and entered into a new $250 million unsecured revolving credit facility that matures on December 15, 2014. Our new Revolving Bank Facility is supported by a syndicate lending group of nine financial institutions, of which Canadian financial institutions hold approximately 57% of the total funding commitment.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR plus a margin. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under the facility can cause the borrowing to be at the base rate which has a floor of one month LIBOR plus 1%. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at April 3, 2011.

The Senior Notes were offered on a private placement basis in Canada. In the second quarter of 2010, we issued $200 million of Senior Notes for net proceeds of the same. In the fourth quarter of 2010, we reopened the Senior Notes and issued an additional $100 million for net proceeds of $102.3 million, which included a premium of $2.3 million. The premium, along with the loss on the interest rate forwards of $4.9 million (see below) and financing fees of approximately $1.9 million, were deferred and are being amortized to interest expense over the term of the Senior Notes. The effective yield including all fees, premium and the impact of the loss on the interest rate forwards is 4.45%.

The Senior Notes bear a fixed interest coupon rate of 4.2% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the Trust Indenture and with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the Revolving Bank Facility dated December 13, 2010, but not including any sinking fund which pertains exclusively to any particular indebtedness of the Borrower and statutory preferred exceptions. The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For as long as the Borrower’s third-party revenues are below 75% of the consolidated revenues of the Company, as tested quarterly on a rolling twelve-month basis, the Senior Notes must be guaranteed by the subsidiary contributing the most to the Company’s consolidated revenues plus additional guarantors, if necessary, so that the 75% of consolidated revenues are reached or exceeded. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting our ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements).

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

In March 2010, we entered into interest rate forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These interest rate forwards were settled in June 2010, resulting in a loss of $4.9 million of which $4.4 million remains in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. This loss is being recognized in interest expense over the seven-year term of the Senior Notes as noted above.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At April 3, 2011, we had approximately $430.7 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends. Given the ongoing credit concerns in financial markets, we continue to be more focused on capital preservation than yield when investing cash. We invest primarily in short-term money market instruments of several large Canadian financial institutions, thereby minimizing both our liquidity risk and counterparty risk associated with our cash and cash equivalents.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focus on managing our working capital investment. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our strategic plan outlined key aspects of our business that we intend to focus on until the end of 2013. Leveraging significant levels of vertical integration and continuing to explore additional systemwide benefits through vertical integration was one of the key initiatives outlined in our “More than a Great Brand” strategic plan. Consistent with that plan, we are in the process of constructing a replacement distribution centre in Kingston, Ontario, which will provide one-stop service to our restaurant owners by adding warehouse and distribution capability and capacity for frozen and refrigerated products in addition to dry goods. Total planned capital expenditures on this facility are currently estimated to be approximately $45.0 million, with approximately $7.2 million incurred in the first quarter of 2011 and $17.5 million incurred since we began construction on the facility. The facility is expected to be fully operational in the second half of 2011 and serve more than 650 restaurants in eastern Ontario and Quebec, responding to continued projected growth in that market. As with other vertical integration initiatives, we expect this new facility will deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable financial return for the Company. In 2011, we expect to incur certain ramp-up costs, primarily in the second and third quarters, that will have an impact on our distribution margins; however, the impact of these costs is included in our 2011 EPS target. We continue to believe that distribution is a critical element of our business model as it allows us to control costs to our franchisees and service our restaurants efficiently and effectively while contributing to our profitability.

As a result of the sale of Maidstone Bakeries, we amended our 2010 share repurchase program to increase the number of shares that may be purchased to return value to shareholders through share repurchases funded with the proceeds from the sale. Under the 2010 amended program, shares were repurchased through a combination of 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations. This program terminated on March 2, 2011. As part of our annual capital allocation process, we considered our remaining net proceeds from the sale of our joint venture interest in Maidstone Bakeries in conjunction with our plan to return capital to shareholders in 2011. Our Board of Directors approved a new share repurchase program (“2011 Program”) in February 2011 for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 shares, representing 10% of our public float as of February 17, 2011, as defined under the Toronto Stock Exchange (“TSX”) rules. The 2011 Program of up to $445 million is funded from cash flow generation, cash-on-hand and the remaining undistributed net proceeds from the Maidstone Bakeries sale in October 2010.

We received regulatory approval for the 2011 Program from the TSX on February 23, 2011. The 2011 Program commenced on March 3, 2011 and is due to terminate on March 2, 2012. The 2011 Program may terminate earlier than March 2, 2012 if the $445 million maximum or regulatory maximum of 14,881,870 shares is reached or, at our discretion, subject to regulatory compliance. There can be no assurance as to the precise number of shares (or equivalent dollar value of shares) that will be purchased under the 2011 Program. Common shares will be purchased under the program through a combination of a 10b5-1 automatic trading plan as well as at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The maximum number of shares that may be purchased during any trading day may not exceed 25% of the average daily trading volume on the TSX, excluding purchases made by us under our current normal course issuer bid, based on the previous six completed calendar months, for a daily total not to exceed 93,920 common shares. This limit, for which there are permitted exceptions, is determined in accordance with regulatory requirements.

During the first quarter of 2011, we spent $196.0 million to purchase and cancel approximately 4.7 million of the Company’s common shares as part of our 2010 and 2011 share repurchase programs at an average cost of $41.98 per share.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 164,071,732 common shares outstanding at May 9, 2011.

In February 2011, our Board of Directors approved an increase in the dividend from $0.13 to $0.17 per share paid quarterly, representing an increase of 31%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared and paid its March 2011 dividend at this new rate. Our Board of Directors declared a quarterly dividend payable on June 14, 2011 to its shareholders of record as of May 27, 2011. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

Comparative Cash Flows

Operating Activities. Net cash used in operating activities in the first quarter of 2011 was $38.8 million, representing a decrease of $132.8 million from the same comparable period in 2010. The decrease was primarily driven by changes in timing of working capital movements, mainly attributable to accounts payables and accrued liabilities and taxes (for which we had significant payments in the first quarter as a result of 2010 income tax balance-due payments, including cash taxes of approximately $45.0 million related to the sale of our joint venture interest in Maidstone Bakeries, the distribution of the majority of our $30 million commitment to restaurant owners, and settlement of certain closure costs related to the closure of underperforming restaurants late in 2010). In addition, there were significant Tim Card redemptions in the quarter which were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and are reflected in investing activities below.

Investing Activities. Net cash provided from investing activities increased $26.8 million from net cash used in investing activities in the first quarter of 2010 of $22.5 million. Capital expenditures were $34.6 million in the first quarter of 2011 and typically represent the largest ongoing component of investing activities; however, this was more than offset by $38.0 million in proceeds received from the sale of restricted investments.

Capital expenditures are summarized as follows:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in millions)
Capital expenditures
New restaurants	$11.1	$11.3
Restaurant replacements and renovations	7.8	7.6
New distribution facility	7.2	—
Other capital needs	8.5	5.4

Total capital expenditures	$34.6	$24.3

Spending related to new restaurant development and remodeling remained relatively flat year-over-year as we continue to focus on opening restaurants which may be less capital-intensive and on renovating Cold Stone Creamery co-branded locations in Canada so that openings are timed for the peak summer season. New restaurant openings, and the associated capital spending, are typically more heavily weighted in the latter half of the year. In the first quarter of 2011, expenditures included $7.2 million related to our Kingston distribution facility and $8.5 million for other capital needs related primarily to computer hardware and infrastructure costs and other equipment purchases required for ongoing business needs. We continue to expect future capital needs related to our normal business activities to be funded through ongoing operations.

Capital expenditures for new restaurants by operating segment were as follows:

	First quarter ended
	April 3, 2011	April 4, 2010
	(in millions)
Canada	$7.9	$9.3
U.S.	3.2	2.0

Total	$11.1	$11.3

Financing Activities. Financing activities used cash of $225.0 million in the first quarter of 2011 compared to $90.7 million in the first quarter of 2010. During the first quarter of 2011, we purchased and cancelled $196.0 million of common shares and paid dividends of $28.4 million. Our increased spending for financing activities is a direct result of additional share repurchases being made as we continue to deploy net proceeds received in October 2010 from the sale of our interest in Maidstone Bakeries. We expect to fund the 2011 Program of up to $445 million from cash flow generation, cash-on-hand and the remaining undistributed net proceeds from the Maidstone Bakeries sale in October 2010.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of April 3, 2011 and April 4, 2010 as that term is described by the SEC.

Basis of Presentation

The functional currency of Tim Hortons Inc. is the Canadian dollar as the majority of our cash flows are in Canadian dollars. The functional currency of each of our subsidiaries and legal entities is the primary currency in which each subsidiary operates, which is the Canadian dollar, the U.S. dollar or the Euro. The majority of our operations, restaurants and cash flows are based in Canada, and we are primarily managed in Canadian dollars. As a result, our reporting currency is the Canadian dollar.

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

Other than the adoption of the new accounting standards, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended January 2, 2011. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K for the year ended January 2, 2011, filed with the SEC and the CSA on February 25, 2011, which are incorporated herein by reference.

Effective January 3, 2011, we adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective on a prospective basis for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on our financial statements or related disclosures.

Effective January 3, 2011, we adopted ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation. This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010. The adoption of this ASU did not have an impact on our financial statements or related disclosures.

Effective January 3, 2011, we adopted ASU No. 2010-17—Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on our financial statements or related disclosures.

Effective January 3, 2011, we adopted ASU No. 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses as codified in ASC 310—Receivables. This update improves the disclosures that an entity provides about the credit quality of its financing receivables, excluding short-term trade receivables, and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU was effective for public companies, for interim and annual reporting periods ending on or after December 15, 2010 regarding disclosures as of the end of the reporting period (which we adopted in fiscal 2010), and for interim and annual reporting periods beginning on or after December 15, 2010 regarding disclosures about activity that occurs during a reporting period. The adoption of this update impacted our related disclosures (see note 4).

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor and thus the guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: i) The restructuring constitutes a concession, and ii) The debtor is experiencing financial difficulties. The amendments in this Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. We are currently assessing the potential impact, if any, the adoption of this Update may have on our financial statements and related disclosures.

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

Further, although Canadian securities laws generally require Canadian reporting issuers to apply IFRS beginning in 2011, National Instrument 52-107-Acceptable Accounting Principles and Auditing Standards permits issuers that have a class of securities registered under section 12 of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or are required to file reports under section 15(d) of the Exchange Act and which are not registered or required to be registered as an investment company under the U.S. Investment Company Act of 1940, as amended, to elect to prepare financial statements that are filed with or delivered to a securities regulatory authority or regulator (other than acquisition statements) in accordance with U.S. GAAP. Pending the developments of the SEC’s work plan, we are currently assessing the impact that the adoption of IFRS would have on the condensed consolidated financial statements, accompanying notes and disclosures, and we will continue to monitor the development of the potential implementation of IFRS.

Market Risk

Our exposure to various market risks remains substantially the same as reported in our 2010 Form 10-K for the year ended January 2, 2011.

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported in our 2010 Form 10-K for the year ended January 2, 2011.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported in our 2010 Form 10-K for the year ended January 2, 2011.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported in our 2010 Form 10-K for the year ended January 2, 2011.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported in our 2010 Form 10-K for the year ended January 2, 2011.

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the first quarter ended April 3, 2011 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 25, 2011 (the “2010 Form 10-K”) with the U.S. Securities and Exchange Commission, and the Canadian Securities Administrators and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; commodity costs; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto), our 2010 Form 10-K, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as to management’s expectations as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenue, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at store level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased customer demand for our products resulting in lower sales, revenues, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 47 of this Form 10-Q.

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

From time to time, the Company is also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants and/or leasing of underlying real estate, and with respect to various restaurant owner matters, including but not limited to those described in the first paragraph above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and to-date, these claims have not had a material effect on the Company. Reserves related to the resolution of legal proceedings are included in the Company’s Condensed Consolidated Balance Sheets as a liability under “Accounts payable.” As of the date of hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2010 Form 10-K filed on February 25, 2011 with the SEC and the CSA, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2010 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3)
Monthly Period #1 (January 2, 2011 — February 6, 2011)	2,226,341	$41.65	2,226,341	$101,407,463
Monthly Period #2 (February 7, 2011 — March 6, 2011)	1,611,375	41.69	1,611,375	34,240,277
Monthly Period #3 (March 7, 2011 — April 3, 2011) (2010 Program)	71,400	42.92	71,400	31,176,374(4)
Monthly Period #3 (March 7, 2011 — April 3, 2011) (2011 Program)	758,706	43.50	758,706	401,600,009

Total	4,667,822	$41.98	4,667,822	$401,600,009(5)

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the shares.
(3)	Exclusive of commissions paid to the broker to repurchase the shares.
(4)

On March 1, 2010, the Company announced that it had obtained regulatory approval from the TSX under TSX normal course issuer bid rules to commence a 2010 share repurchase program (“2010 program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 8,817,291 common shares, equivalent to 5% of the outstanding common shares as of February 19, 2010. On November 10, 2010, the Company announced that it had obtained regulatory approval from the TSX to amend the 2010 program, to increase the maximum number of shares that may be purchased effective November 16, 2010, to a total of $400 million (from the $200 million original amount approved), subject to the limitation that the Company could not repurchase more than the regulatory maximum of 17,531,446 of its common shares (representing 10% of the Company’s “public float” as of February 19, 2010, as defined under TSX rules). The program terminated on March 2, 2011 with approximately $31.2 million remaining. Purchases of common shares were made through a combination of automatic trading plan purchases, and at management’s discretion in compliance with regulatory requirements, given prevailing market, cost, and other considerations. Repurchases were made by the Company on the TSX and NYSE. Shares repurchased pursuant to the 2010 program have been cancelled. The first purchases were made under the 2010 program on March 9, 2010.

(5)

On February 23, 2011, the Company announced that it had obtained regulatory approval from the TSX under TSX normal course issuer bid rules to commence a 2011 share repurchase program (“2011 program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of the Company’s public float as of February 17, 2011. The 2011 program commenced March 3, 2011 and is due to terminate on March 2, 2012. The first purchases were made under the 2011 program on March 3, 2011, and the dollar value of shares that we currently expect to purchase under the 2011 program is approximately $435 million.

Dividend Restrictions with Respect to Part II, Item 2 Matters

The Company’s Revolving Credit Facility limits the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the Revolving Credit Facility, and there is no default outstanding under the Revolving Credit Facility.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 52.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: May 12, 2011	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits attached hereto

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”