Form 10-Q
period 2011-07-03
Tim Hortons Inc.
filed 2011-08-11
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common shares	160,316,931 shares

Exhibit Index on page 62.

TIM HORTONS INC. AND SUBSIDIARIES

On August 5, 2011, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$1.0160 for Cdn$1.00.

Availability of Information

Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act (the “Company”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, the Company is no longer required to do so, the Company currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators (“CSA”). The reference to our website address does not constitute incorporation by reference of the information contained on the website into, and should not be considered part of, this document.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Revenues
Sales	$498,058	$444,344	$952,535	$850,292
Franchise revenues:
Rents and royalties	185,389	175,879	353,219	335,839
Franchise fees	19,313	19,639	40,493	36,343

	204,702	195,518	393,712	372,182

Total revenues	702,760	639,862	1,346,247	1,222,474

Costs and expenses
Cost of sales	434,051	375,347	836,383	722,394
Operating expenses	65,102	61,560	127,256	120,285
Franchise fee costs	20,419	20,379	41,736	38,205
General and administrative expenses	43,969	36,745	83,965	71,417
Equity (income)	(3,820)	(3,760)	(6,933)	(7,017)
Other (income) expense, net	(179)	(260)	19	(397)

Total costs and expenses, net	559,542	490,011	1,082,426	944,887

Operating income	143,218	149,851	263,821	277,587
Interest (expense)	(7,427)	(6,878)	(14,803)	(12,325)
Interest income	851	113	2,527	460

Income before income taxes	136,642	143,086	251,545	265,722
Income taxes (note 2)	40,202	42,161	73,691	80,224

Net income	96,440	100,925	177,854	185,498
Net income attributable to noncontrolling interests	891	6,804	1,626	12,488

Net income attributable to Tim Hortons Inc.	$95,549	$94,121	$176,228	$173,010

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.58	$0. 54	$1.06	$0.99

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.58	$0. 54	$1.06	$0.99

Weighted average number of common shares outstanding — Basic (in thousands) (note 3)	163,448	174,586	165,555	175,318

Weighted average number of common shares outstanding — Diluted (in thousands) (note 3)	163,961	174,873	166,014	175,571

Dividend per common share	$0.17	$0.13	$0.34	$0.26

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET – (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	July 3, 2011	January 2, 2011
Assets
Current assets
Cash and cash equivalents	$96,177	$574,354
Restricted cash and cash equivalents	72,786	67,110
Restricted investments	0	37,970
Accounts receivable, net (note 4)	257,363	182,005
Notes receivable, net (note 5)	12,064	12,543
Deferred income taxes	7,681	7,025
Inventories and other, net (note 6)	137,948	100,712
Advertising fund restricted assets (note 13)	27,287	27,402

Total current assets	611,306	1,009,121
Property and equipment, net	1,370,234	1,373,670
Notes receivable, net (note 5)	4,376	3,811
Deferred income taxes	12,161	13,730
Intangible assets, net	4,820	5,270
Equity investments (note 13)	44,879	44,767
Other assets	53,782	31,147

Total assets	$2,101,558	$2,481,516

Liabilities and Equity
Current liabilities
Accounts payable (note 7)	$158,331	$142,444
Accrued liabilities:
Salaries and wages	13,878	20,567
Taxes	32,744	65,654
Other (note 7)	142,255	209,663
Deferred income taxes	330	2,205
Advertising fund restricted liabilities (note 13)	40,082	41,026
Current portion of long-term obligations	10,385	9,937

Total current liabilities	398,005	491,496

Long-term obligations
Long-term debt	346,425	344,726
Advertising fund restricted debt (note 13)	491	468
Capital leases	86,765	82,217
Deferred income taxes	6,171	8,237
Other long-term liabilities (note 7)	115,972	111,930

Total long-term obligations	555,824	547,578

Commitments and contingencies (note 9)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 161,437,040 and 170,664,295 shares, respectively (note 10)	457,845	484,050
Contributed surplus	4,798	0
Common shares held in Trust, at cost: 314,653 and 278,082 shares, respectively (note 13)	(11,506)	(9,542)
Retained earnings	847,645	1,105,882
Accumulated other comprehensive loss	(157,823)	(143,589)

Total equity of Tim Hortons Inc.	1,140,959	1,436,801
Noncontrolling interests	6,770	5,641

Total equity	1,147,729	1,442,442

Total liabilities and equity	$2,101,558	$2,481,516

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	July 3, 2011	July 4, 2010
Cash flows provided from (used in) operating activities
Net income	$177,854	$185,498
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,564	57,874
Stock-based compensation expense (note 11)	11,162	5,447
Amortization of Maidstone Bakeries’ supply agreement (note 7)	(4,127)	0
Deferred income taxes	(2,695)	1,493
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(5,886)	10,697
Accounts and notes receivable	(77,506)	19,835
Inventories and other	(37,996)	(27,206)
Accounts payable and accrued liabilities (note 7)	(64,038)	(13,548)
Taxes	(32,902)	(2,351)
Other, net	5,838	(2,670)

Net cash provided from operating activities	26,268	235,069

Cash flows provided from (used in) investing activities
Capital expenditures	(63,414)	(48,494)
Proceeds from sale of restricted investments	38,000	15,240
Other investing activities	(13,467)	(5,774)

Net cash used in investing activities	(38,881)	(39,028)

Cash flows provided from (used in) financing activities
Purchase of common shares (note 10)	(401,917)	(98,018)
Dividend payments to common shareholders	(56,122)	(45,413)
Proceeds from issuance of debt (net of issuance costs)	1,871	200,359
Principal payments on other long-term debt obligations	(4,268)	(203,218)
Purchase of common shares held in trust	(2,798)	(3,252)
Purchase of common shares for settlement of restricted stock units	(259)	(377)
Other financing activities	(497)	(10,456)

Net cash used in financing activities	(463,990)	(160,375)

Effect of exchange rate changes on cash	(1,574)	176

(Decrease) increase in cash and cash equivalents	(478,177)	35,842
Cash and cash equivalents at beginning of period	574,354	121,653

Cash and cash equivalents at end of period	$96,177	$157,495

Supplemental disclosures of cash flow information:
Interest paid	$14,607	$10,862
Income taxes paid	$120,176	$82,977
Non-cash investing and financing activities:
Capital lease obligations incurred	$10,925	$4,913

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended July 3, 2011	Year ended January 2, 2011
Common shares
Balance at beginning of period	$484,050	$502,872
Repurchase of common shares (note 10)	(26,205)	(18,822)

Balance at end of period	$457,845	$484,050

Contributed surplus
Balance at beginning of period	$0	$0
Stock-based compensation, net	4,798	0

Balance at end of period	$4,798	$0

Common shares held in Trust
Balance at beginning of period	$(9,542)	$(9,437)
Purchased during the period	(2,797)	(3,252)
Disbursed from Trust during the period	833	3,147

Balance at end of period	$(11,506)	$(9,542)

Retained earnings
Balance at beginning of period	$1,105,882	$796,235
Net income attributable to Tim Hortons Inc.	176,228	623,959
Dividends	(56,122)	(90,304)
Stock-based compensation, net	(2,631)	(235)
Repurchase of common shares – excess of stated value (note 10)	(375,712)	(223,773)

Balance at end of period	$847,645	$1,105,882

Accumulated other comprehensive loss
Balance at beginning of period	$(143,589)	$(120,061)
Other comprehensive loss (note 12)	(14,234)	(23,528)

Balance at end of period	$(157,823)	$(143,589)

Total equity of Tim Hortons Inc.	$1,140,959	$1,436,801

Noncontrolling interests
Balance at beginning of period	$5,641	$86,077
Net income attributable to noncontrolling interests	1,626	23,159
Sale of interest in Maidstone Bakeries	0	(81,071)
Contributions (Distributions), net from noncontrolling interests	(497)	(22,524)

Balance at end of period (note 13)	$6,770	$5,641

Total equity	$1,147,729	$1,442,442

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF COMMON SHARES OF TIM HORTONS INC.

(Unaudited)

(in thousands of common shares)

	Year-to-date period ended July 3, 2011	Year ended January 2, 2011
Common shares
Balance at beginning of period	170,664	177,319
Repurchased during the period (note 10)	(9,227)	(6,655)

Balance at end of period	161,437	170,664

Common shares held in Trust
Balance at beginning of period	(278)	(279)
Purchased during the period (note 11)	(61)	(91)
Disbursed from Trust during the period	24	92

Balance at end of period	(315)	(278)

Common shares issued and outstanding	161,122	170,386

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

The Company’s principal business is the development and franchising and, to a minimal extent, operation of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper, equipment and food products, including shelf-stable products, and, from one fully operational distribution centre with a second to be fully operational by the end of the year, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As at July 3, 2011, the Company and its restaurant owners operated 3,189 restaurants in Canada (99.5% franchised) and 622 restaurants in the United States (“U.S.”) (99.0% franchised) under the name “Tim Hortons®.” In addition, as at July 3, 2011, the Company had 260 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at July 3, 2011 and January 2, 2011, and the consolidated results of operations, comprehensive income (see note 12) and cash flows for the quarters and/or year-to-date periods ended July 3, 2011 and July 4, 2010. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2010 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2011. The January 2, 2011 Condensed Consolidated Balance Sheet was derived from the same audited 2010 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

The functional currency of Tim Hortons Inc. is the Canadian dollar, as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries is typically the primary currency in which each subsidiary operates, and is either the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries, certain independent restaurant owners, and joint ventures consolidated in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 810—Consolidation (“ASC 810”) (see note 13). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or loss of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted cash and cash equivalents and Restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s Tim Card® quick-pay cash card program. The combined balances as at July 3, 2011 and January 2, 2011 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than for settlement of obligations under the cash card program. Since the inception of the program, the interest on the Restricted cash and cash equivalents and Restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in note 7.

From time to time, the Company may invest some of these funds for initial periods in excess of three months, but less than one year. When funds are invested, only Restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. There were no Restricted investments outstanding as at July 3, 2011.

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

Accounting changes – new accounting standards

Effective January 3, 2011, the Company adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective on a prospective basis for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

Effective January 3, 2011, the Company adopted ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation (“ASC 718”). This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of the market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Effective January 3, 2011, the Company adopted ASU No. 2010-17—Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This Update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010, and adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

Effective January 3, 2011, the Company adopted ASU No. 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses as codified in ASC 310—Receivables. This Update enhances the disclosures that an entity provides about the credit quality of its financing receivables, excluding short-term trade receivables, and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU was effective for public companies, for interim and annual reporting periods ending on or after December 15, 2010 regarding disclosures as at the end of the reporting period (which the Company adopted in fiscal 2010), and for interim and annual reporting periods beginning on or after December 15, 2010 regarding disclosures about activities that occur during a reporting period. The adoption of this Update has been reflected in the Company’s related financial disclosures (see note 5).

NOTE 2 INCOME TAXES

The effective income tax rate for the second quarter ended July 3, 2011 was 29.4%, compared to 29.5% for the second quarter ended July 4, 2010. The effective income tax rate for the year-to-date periods ended July 3, 2011 and July 4, 2010 was 29.3% and 30.2%, respectively. Favourably impacting both periods in 2011 was the reduction in the Canadian statutory rates in 2011. Partially offsetting the rate reductions were the following factors: a jurisdictional shift in income that includes the impact of the divestiture of the Company’s 50% interest in Maidstone Bakeries; the favourable resolution of tax audits and other adjustments in 2010 in excess of similar amounts in 2011; and the tax cost associated with an increase in stock-based compensation expense in 2011 that is no longer deductible as a result of previously enacted legislative changes in Canada.

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

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$95,549	$94,121	$176,228	$173,010

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	163,448	174,586	165,555	175,318
Dilutive impact of restricted stock units (in thousands)	264	253	254	239
Dilutive impact of stock options with tandem SARs (in thousands)	249	34	205	14

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	163,961	174,873	166,014	175,571

Basic earnings per common share attributable to Tim Hortons Inc.	$0.58	$0.54	$1.06	$0.99

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.58	$0.54	$1.06	$0.99

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net includes the following as at July 3, 2011 and January 2, 2011:

	As at
	July 3, 2011	January 2, 2011

Accounts receivable	$219,686	$146,059
Other	39,344	37,164

	259,030	183,223
Allowance	(1,667)	(1,218)

Accounts receivable, net	$257,363	$182,005

NOTE 5 NOTES RECEIVABLE, NET

The Company has a franchise incentive program (“FIP”) for certain of the Company’s U.S. restaurant owners, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening, and the restaurant owner also has the option of paying for the initial franchise fee on a weekly basis over a period of up to 104 weeks from the opening of the restaurant. Typically, the FIP is not available to restaurant owners governed by an operator agreement.

Notes receivable arise primarily from the financing of such arrangements under the FIP and from past-due restaurant owner obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of 104 weeks. In some cases, the Company will choose to hold a note beyond the 104 week period to ensure a restaurant owner achieves certain profitability targets, or to accommodate a restaurant owner seeking to obtain third-party financing. If the Company determines that a restaurant owner cannot repay the note, the Company may take back ownership of the restaurant and equipment, which effectively collateralizes the note and, therefore, minimizes the credit risk to the Company.

The need for a reserve for uncollectible amounts is reviewed quarterly and on a specific restaurant owner basis using information available to the Company, including past-due balances, certain restaurant sales and profitability targets, collateral available as security, and the financial strength of the restaurant owner. Uncollectible amounts for notes receivable, both principal and imputed interest, are provided for when those amounts are identified as uncollectible. The fair value of the notes receivable approximate their carrying amounts.

	As at
	July 3, 2011	January 2, 2011

Notes receivable, net, short-term	$12,064	$12,543
Notes receivable, net, discounted, long-term	4,376	3,811

	$16,440	$16,354

The following table outlines the activity of the Company’s notes receivable allowance for uncollectible amounts as at July 3, 2011 and January 2, 2011.

	As at
	July 3, 2011	January 2, 2011

Balance at beginning of period	$265	$136
Charged to Total costs and expenses, net	0	124
Net additions (deductions)	(29)	5

Balance at end of period	$236	$265

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following tables detail the Company’s notes receivable balances, as at July 3, 2011 and January 2, 2011.

	As at
	July 3, 2011			January 2, 2011
Portfolio Segment	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total

FIPs	$27,319	$(16,848)	$10,471	$35,218	$(24,469)	$10,749
Other (1)	6,205	0	6,205	5,870	0	5,870

Notes receivable	33,524	(16,848)	16,676	41,088	(24,469)	16,619
Allowance	(404)	168	(236)	(577)	312	(265)

Notes receivable, net	$33,120	$(16,680)	$16,440	$40,511	$(24,157)	$16,354

	As at
	July 3, 2011			January 2, 2011
Class and Aging	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total

Current status (FIPs and other)	$10,698	$(2,814)	$7,884	$16,493	$(6,832)	$9,661
Past due status < 90 days (FIPs)	3,267	(1,131)	2,136	4,432	(3,422)	1,010
Past due status > 90 days (FIPs)	19,559	(12,903)	6,656	20,163	(14,215)	5,948

Notes receivable	33,524	(16,848)	16,676	41,088	(24,469)	16,619
Allowance	(404)	168	(236)	(577)	312	(265)

Notes receivable, net	$33,120	$(16,680)	$16,440	$40,511	$(24,157)	$16,354

(1)	Other notes receivable relate primarily to a note issued in 2009 to a vendor to finance a property sale and notes receivable on various equipment and other financing programs.
(2)

In cases where the Company is considered to be the primary beneficiary of a VIE, the Company is required to consolidate that VIE. As such, various assets and liabilities of these VIEs and the Company, are eliminated upon the consolidation, the most significant of which are the notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 13).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6 INVENTORIES AND OTHER, NET

Inventories and other, net include the following as at July 3, 2011 and January 2, 2011:

	As at
	July 3, 2011	January 2, 2011

Raw materials	$74,580	$29,720
Work-in-process	408	204
Finished goods	54,067	56,935

	129,055	86,859
Inventory obsolescence provision	(1,216)	(1,052)

Inventories, net	127,839	85,807
Prepaids and other (1)	10,109	14,905

Inventories and other, net	$137,948	$100,712

(1)	Includes assets held for sale of $2.9 million and $8.7 million as at July 3, 2011 and January 2, 2011, respectively, primarily comprised of land and buildings.

NOTE 7 ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER, AND OTHER LONG–TERM LIABILITIES

Included within Accounts payable are the following obligations as at July 3, 2011 and January 2, 2011:

	As at
	July 3, 2011	January 2, 2011

Accounts payable	$134,403	$116,884
Construction holdbacks and accruals	23,928	25,560

	$158,331	$142,444

Included within Accrued liabilities, Other are the following current obligations as at July 3, 2011 and January 2, 2011:

	As at
	July 3, 2011	January 2, 2011

Cash card obligations to customers	$73,449	$100,556
Deferred revenues, rent	23,113	23,501
Contingent rent expense accrual	11,005	13,057
Maidstone Bakeries supply contract deferred liability – current	8,335	8,253
Restaurant closure cost accrual	4,508	11,316
Gift certificate obligations to customers	4,489	6,012
Amounts owing to restaurant owners	2,301	30,000
Other accrued liabilities	15,055	16,968

	$142,255	$209,663

Other accrued liabilities include deferred revenues, deposits, and various equipment and other accruals, including as at July 3, 2011, $3.8 million of the $6.3 million charge related to the separation agreement with the Company’s former President and Chief Executive Officer, which included severance charges, advisory fees, and other related costs and expenses.

During the second quarter of 2011, the Company settled approximately $1.1 million ($0.1 million in second quarter of 2010) of its closure cost liabilities associated with the closure of underperforming restaurants in the New England region ($6.4 million and $0.4 million year-to-date 2011 and 2010, respectively). No additional amounts were accrued in the year-to-date period ended July 3, 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Included within Other long-term liabilities are the following obligations as at July 3, 2011 and January 2, 2011:

	As at
	July 3, 2011	January 2, 2011

Maidstone Bakeries supply contract deferred liability – long-term	$27,407	$31,616
Accrued rent expense leveling liability	27,526	26,544
Unrecognized tax benefits (1)	25,004	23,635
Stock-based compensation liabilities	19,025	12,453
Other accrued long-term liabilities (2)	17,010	17,682

	$115,972	$111,930

(1)	Includes accrued interest.
(2)	Includes deferred revenues and various other accruals.

During the second quarter of 2011, the Company recorded $2.0 million ($0 in second quarter of 2010) as a reduction to Cost of sales related to the amortization of the Maidstone Bakeries supply contract deferred liability ($4.1 million and $0 year-to-date 2011 and 2010, respectively).

NOTE 8 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

ASC 815—Derivatives and Hedging (“ASC 815”), requires companies to recognize derivatives as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheet. ASC 815 also permits companies to designate derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations. This designation is based on the exposure being hedged.

The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain foreign currency transactions.

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have any significant exposure to any individual counterparty as at July 3, 2011 or January 2, 2011.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates primarily for its investments. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates, or interest rates on net income and cash flows. The fair values of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820—Fair Value Measurements (“ASC 820”). There were no outstanding interest-rate-related cash flow hedges as at July 3, 2011 or January 2, 2011, respectively.

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges that the Company may or has entered into include, but are not limited to: (i) forward foreign exchange contracts that are entered into to fix the price of U.S.-dollar-denominated future purchases; (ii) interest rate forward contracts that were entered into in 2010 to fix the future interest payments on the initial issuance of $200 million of the 4.2% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Senior Notes”); and (iii) interest rate swaps that previously converted a portion of the Company’s floating rate debt to fixed rate debt that were designed to reduce the impact of interest rate changes on future interest expense prior to the repayment of the underlying debt obligation in 2010.

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

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair value of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income) expense, net. There were no outstanding fair value hedges as at July 3, 2011 or January 2, 2011, respectively.

Other derivatives: The Company has a number of total return swaps (“TRS”) outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that are expected to settle in cash, namely, the tandem stock appreciation rights (“SARs”) that are associated with stock options and, to a lesser extent, deferred share units (see note 11) both of which are issued pursuant to the Company’s 2006 Stock Incentive Plan (“2006 Plan”), as amended and restated from time to time. The TRS do not qualify as accounting hedges under ASC 815, and, as such, they are adjusted to fair value in accordance with ASC 815 at the end of each reporting period. The impact of the revaluation is reported in the Condensed Consolidated Statement of Operations. The fair value of these derivatives was determined using Level 2 inputs, as defined by ASC 820. Changes in the fair value of these derivatives are included in General and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs and, to a lesser extent, deferred share units. Each TRS has an initial term of between four and seven-years, but each contract allows for partial settlements, at the option of the Company, over the term, without penalty.

In addition to the foregoing, from time to time, the Company enters into forward foreign exchange buy and/or sell contracts to refine settlement dates of certain U.S. dollar transactions within the parameters of the Company’s hedging objectives, noted above.

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

In accordance with ASC 815 and ASC 820, the tables below outline the Company’s outstanding derivatives and fair value measurements as at July 3, 2011 and January 2, 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the classification and fair value of derivative instruments on the Condensed Consolidated Balance Sheet:

	As at
	July 3, 2011				January 2, 2011
	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts (1)	$257,028	Level 2	$(7,216)	Accounts payable	$119,302	Level 2	$(3,538)	Accounts payable

Income tax effect			2,037	Deferred income taxes (current asset)			1,087	Deferred income taxes (current asset)

Net of income taxes			$(5,179)				$(2,451)

Derivatives not designated as hedging instruments
TRS (2)	$30,591	Level 2	$7,832	Other long- term assets	$14,977	Level 2	$4,253	Other long- term assets
Forward currency contracts (3)	$2,008	Level 2	$(40)	Accounts payable	$0	N/A	$0	N/A

	$32,599		$7,792		$14,977		$4,253

Income tax effect			(1,947)	Deferred income taxes (non-current liability)			(1,063)	Deferred income taxes (non-current liability)

Net of income taxes			$5,845				$3,190

N/A	Not Applicable
(1)	Maturities as at July 3, 2011 extend between July 2011 and December 2012.
(2)	Maturities of May 2015, May 2016, May 2017 and May 2018.
(3)	Consists of forward currency buy and sell contracts of $6.6 million and $4.6 million, respectively. Maturities as at July 3, 2011 extend between July 2011 and December 2011.

The Company values most of its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model. The fair value of forward currency contracts are determined using prevailing exchange rates. The fair value of each TRS is determined using the Company’s closing common share price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange (“TSX”) or New York Stock Exchange (“NYSE”) and converted to Canadian dollars, as applicable.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The tables below summarize the effect of derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (note 12) for the second quarter and year-to-date periods ended July 3, 2011 and July 4, 2010, but excludes amounts related to ineffectiveness, as they were not significant:

	Second quarter ended July 3, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(2,337)	$2,796	Cost of sales	$459

Interest rate forwards (2)	0	173	Interest (expense)	173

Total	$(2,337)	$2,969		$632

Income tax effect	660	(833)	Income taxes	(173)

Net of income taxes	$(1,677)	$2,136		$459

	Second quarter ended July 4, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$3,187	$899	Cost of sales	$4,086

Interest rate swaps	(396)	2,272	Interest (expense)	1,876

Interest rate forwards (2)	(4,596)	65	Interest (expense)	(4,531)

Total	$(1,805)	$3,236		$1,431

Income tax effect	819	(1,504)	Income taxes	(685)

Net of income taxes	$(986)	$1,732		$746

(1)	Other comprehensive income (“OCI”).
(2)

The Company entered into interest rate forwards during the first quarter of 2010, which were settled during the second quarter of 2010. The resulting loss of $4.9 million was recorded in OCI. This loss will be recognized in interest expense over the seven-year term of the $200 million Senior Notes, resulting in an effective interest rate of the Senior Notes of 4.59%.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

	Year-to-date period ended July 3, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(8,898)	$5,220	Cost of sales	$(3,678)

Interest rate forwards(2)	0	346	Interest (expense)	346

Total	$(8,898)	$5,566		$(3,332)

Income tax effect	2,424	(1,561)	Income taxes	863

Net of income taxes	$(6,474)	$4,005		$(2,469)

	Year-to-date period ended July 4, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)

Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$1,306	$1,266	Cost of sales	$2,572

Interest rate swaps	(511)	3,611	Interest (expense)	3,100

Interest rate forwards(2)	(4,856)	65	Interest (expense)	(4,791)

Total	$(4,061)	$4,942		$881

Income tax effect	1,102	(1,704)	Income taxes	(602)

Net of income taxes	$(2,959)	$3,238		$279

(1)	Other comprehensive income (“OCI”).
(2)

The Company entered into interest rate forwards during the first quarter of 2010, which were settled during the second quarter of 2010. The resulting loss of $4.9 million was recorded in OCI. This loss will be recognized in interest expense over the seven-year term of the $200 million Senior Notes, resulting in an effective interest rate of the Senior Notes of 4.59%.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments under ASC 815 resulted in a net gain of $2.2 million and less than $0.1 million in the second quarters ended July 3, 2011 and July 4, 2010, respectively ($3.4 million and $0.4 million for the year-to-date periods ended July 3, 2011 and July 3, 2010, respectively). The gain associated with the TRS was recorded as a reduction to General and administrative expenses, and the loss relating to the foreign currency contracts was recorded in Other (income) expense, net on the Condensed Consolidated Statement of Operations.

Non-financial Assets and Liabilities

The Company values its assets held for sale at the lower of historical cost and fair value, less cost to sell (note 6). When applicable, fair value is generally based on third-party appraisals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to restaurant owners, amounting to $1.6 million and $1.0 million at July 3, 2011 and January 2, 2011, respectively. In the event of a default by a restaurant owner, the Company generally retains the right to acquire possession of the related restaurants. At July 3, 2011 and January 2, 2011, the Company is also the guarantor on $10.9 million and $10.3 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as at July 3, 2011. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of these outstanding legal proceedings are not significant and are included in Accounts payable on the Condensed Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 COMMON SHARES

Share repurchase programs

On February 23, 2011, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (“2011 Program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of the Company’s public float as at February 17, 2011, as defined under the TSX rules. The Company’s common shares will be purchased under the 2011 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the NYSE, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The 2011 Program is due to terminate on March 2, 2012, or earlier if the $445 million or the 10% share maximum is reached. The 2011 Program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of common shares or the equivalent dollar value of common shares that may be repurchased under the 2011 Program. The common shares purchased pursuant to the 2011 Program will be cancelled.

In the year-to-date period ended July 3, 2011, the Company purchased and cancelled approximately 9.2 million common shares for a total cost of approximately $401.9 million under the Company’s 2010 and 2011 repurchase programs, of which $26.2 million reduced the stated value of common shares and the remainder was recorded as a reduction to Retained earnings.

In the year-to-date period ended July 4, 2010, the Company purchased and cancelled approximately 3.0 million common shares for a total cost of approximately $98.0 million under the Company’s 2009 and 2010 repurchase programs, of which $8.4 million reduced the stated value of common shares, and the remainder was recorded as a reduction to Retained earnings.

NOTE 11 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expense on the Condensed Consolidated Statement of Operations is detailed as follows:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

RSUs	$1,733	$1,868	$3,455	$3,316
Stock options and tandem SARs	4,092	997	6,400	1,453
Deferred share units	677	287	1,307	678

Total stock-based compensation expense	$6,502	$3,152	$11,162	$5,447

The Company begins expensing performance-based RSUs at the time the performance measures are set. As a result, the Company began expensing amounts relating to the planned May 2012 grants in March 2011, and the May 2011 grants in March 2010, on management’s determination that the achievement of the performance condition for the planned grants is probable.

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs (see note 8). The Company recognized gains relating to the TRS of $2.2 million and less than $0.1 million in the second quarters ended July 3, 2011 and July 4, 2010, respectively (gain of $3.6 million and $0.4 million in year-to-date 2011 and 2010, respectively).

Details of stock-based compensation grants and settlements during 2011 are set forth below.

Deferred share units

Approximately 12,300 deferred share units (“DSUs”) were granted during the year-to-date period ended July 3, 2011 (15,200 year-to-date 2010) at a fair market value of $43.91 ($33.92 year-to-date 2010). There were no DSU settlements during the year-to-date period ended July 3, 2011 (5,200 settled year-to-date 2010). DSUs are liability-based awards and, as such, are revalued each reporting period to the Company’s closing common share price on the TSX or NYSE, and converted to Canadian dollars, as applicable, at the end of each fiscal period.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted stock units

The Company’s Human Resource and Compensation Committee (“HRCC”) approved an award of 163,481 RSUs with dividend equivalent rights, which was granted in May 2011. The fair market value of each RSU awarded as part of this grant (the closing price of the Company’s common shares traded on the TSX on the business day preceding the grant) was $45.76. The awards granted in May 2011 vest in either equal installments over, or in one lump sum at the end of, a 30-month period. In accordance with ASC 718, RSUs granted to retirement-eligible employees are expensed immediately, unless the RSUs contain a performance measure. Performance-based RSUs expected to be granted to retirement-eligible employees are expensed evenly over the period from the date on which the performance measure is set to the date on which the grant is expected to be made.

The following is a summary of RSU activity for the periods set forth below:

	Restricted Stock Units	Weighted Average Value per Unit
	(in thousands)	(in dollars)
Balance at January 3, 2010	312	$31.15

Granted	189	$35.04
Dividend equivalent rights	5	36.55
Vested and settled	(204)	32.48
Forfeited	(9)	31.38

Balance at January 2, 2011	293	$32.83

Granted	163	$45.76
Dividend equivalent rights	3	43.87
Vested and settled	(54)	32.14
Forfeited	(6)	32.75

Balance at July 3, 2011	399	$38.28

In the second quarter ended July 3, 2011, the Company funded the TDL RSU Employee Benefit Plan Trust (the “Trust”), which, in turn, purchased approximately 61,000 common shares for approximately $2.8 million (91,000 common shares for $3.3 million in second quarter of 2010). For accounting purposes, the cost of the purchase of shares held in the Trust has been accounted for as a reduction in common shares, and the Trust has been consolidated in accordance with ASC 810, since the Company is the primary beneficiary, as that term is defined by ASC 810. The Trust is used to fix the Company’s future cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of common shares held in the Trust to most of the Canadian officers and employees that participate in the 2006 Plan, as amended and restated from time to time.

In 2011 and 2010, RSUs were settled by one of the following means: (i) by way of disbursement of shares from the Trust, or (ii) by way of an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities requirements and other factors are also considered.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

RSUs that vested during the second quarter of 2011 and 2010 were settled with the participants in the following manner:

	Restricted Stock Unit (gross settlement)	Restricted Stock Unit Settlement, net of tax
		Unit	Amount
	(in thousands)
2010
Settled with common shares from the Trust	74	40	$1,352
Settled by an open market purchase	18	11	377

Total restricted stock settlement	92	51	$1,729

2011
Settled with common shares from the Trust	45	24	$833
Settled by an open market purchase	9	6	262

Total restricted stock settlement	54	30	$1,095

RSUs are settled by the Company with the participant, after provision (on the account of the participant) for the payment of that participant’s minimum statutory withholding tax requirements.

Stock options and tandem SARs

The table below reflects the stock option with tandem SAR awards approved by the HRCC and exercise activity associated with such awards for the periods set forth below:

	Stock Options with tandem SARs	Weighted Average Grant Price
	(in thousands)	(in dollars)
Balance at January 3, 2010	727	$29.86
Granted	403	35.23
Exercised	(35)	28.87
Cancelled/forfeited	(9)	32.24

Balance at January 2, 2011	1,086	$31.87
Granted	335	45.76
Exercised	(74)	30.09
Cancelled/forfeited	(9)	32.24

Balance at July 3, 2011	1,338	$35.44

A total of 74,000 vested SARs were exercised and cash-settled for approximately $0.8 million, net of applicable withholding taxes, in the year-to-date period ended July 3, 2011 (12,000 year-to-date 2010 for approximately $0.1 million). The associated options were cancelled.

The fair value of outstanding stock options with tandem SARs was determined, in accordance with ASC 718, at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

As at
	July 3, 2011	January 2, 2011
Expected share price volatility	15% – 23%	13% – 24%
Risk-free interest rate	1.5% – 2.2%	1.4% – 2.3%
Expected life	1.9 – 4.4 years	0.9 – 4.4 years
Expected dividend yield	1.4%	1.3%
Closing share price	$47.56(1)	$41.10(2)

(1)	As quoted on the NYSE on July 1, 2011 and converted to Canadian dollars.
(2)	As quoted on the TSX.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive (loss) income and Total comprehensive income attributable to Tim Hortons Inc. are shown below:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income	$96,440	$100,925	$177,854	$185,498

Other comprehensive (loss) income

Translation adjustments	(534)	21,445	(11,765)	4,377
Unrealized (losses) gains from cash flow hedges:
Net (loss) from change in fair value of derivatives	(1,677)	(986)	(6,474)	(2,959)
Amount of net loss reclassified to earnings during the period	2,136	1,732	4,005	3,238

Total cash flow hedges	459	746	(2,469)	279

Total other comprehensive (loss) income	(75)	22,191	(14,234)	4,656

Total comprehensive income	96,365	123,116	163,620	190,154
Total comprehensive income attributable to noncontrolling interests	891	6,804	1,626	12,488

Total comprehensive income attributable to Tim Hortons Inc.	$95,474	$116,312	$161,944	$177,666

Income tax recovery (expense) components netted in the above table are detailed as follows:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Cash flow hedges:
Net tax recovery from change in fair value of derivatives	$660	$819	$2,424	$1,102
Amounts of net tax recovery reclassified to earnings	$(833)	$(1,504)	$(1,561)	$(1,704)

NOTE 13 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company enters into arrangements, called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but the Company is the owner of the equipment, signage and trade fixtures. If the legal entity within which such an operator conducts business does not have additional capital independently owned by the legal entity, it is considered not to be adequately capitalized and that entity is considered a VIE. The operator is required to pay a percentage of the restaurant’s weekly gross sales to the Company, thus exposing the Company to variability in rental and royalty revenues and in the collection of amounts due. The Company has the power to determine which operator will manage these restaurants and for what duration; and, generally, both the Company and the operator have the option to terminate the agreement with 30 days notice. The Company is considered to be the primary beneficiary of such legal entities.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In addition, the Company offers the FIP to certain U.S. restaurant owners, which allows a restaurant owner to finance both the initial franchise fee and the purchase of certain equipment, signage and trade fixtures. Typically, the FIP is not available to restaurant owners governed by an operator agreement. The restaurant owners who participate in the FIP do not have a significant amount of initial capital within their legal entities that is not financed directly by the Company. As a result, legal entities of restaurant owners under the FIP are also considered to be VIEs. To supplement the FIP, the Company may offer additional relief, and assistance to restaurant owners in developing markets in the U.S. where the brand is not yet established and the restaurants have lower sales levels. This additional relief may include assistance with costs of supplies, certain operating expenses, including rents and royalties, and, in certain markets, labour and other costs. The Company is considered to be the primary beneficiary in these circumstances since it absorbs losses and operating expenses of the FIP restaurant owner in the form of additional relief, which is netted in the Company’s rents and royalties revenues. The Company is also considered to have power since it determines which U.S. restaurant owners will participate in the FIP and which will be offered additional relief. Notes receivable from these FIP restaurant owners, which are generally non-interest bearing, are included in the table below.

The Company has consolidated 261 and 259 primarily operator and FIP restaurants as at July 3, 2011 and January 2, 2011, respectively, or approximately 6.9% of the Company’s total systemwide restaurants in both periods. On average, a total of 258 and 278 operator and FIP restaurants were consolidated during the second quarter of 2011 and 2010, respectively (257 and 274 year-to-date 2011 and 2010, respectively). The Company has no equity interest in any of its restaurant owners. Other than certain lease and debt repayment guarantees provided for specific restaurant owners, none of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The guarantees provided by the Company on behalf of these specific restaurant owners as at July 3, 2011 and January 2, 2011 were not significant.

Trust

In connection with RSU awards granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated in accordance with ASC 810 and the cost of the shares held by the Trust of $11.5 million and $9.5 million as at July 3, 2011 and January 2, 2011, respectively, has been accounted for as a reduction in outstanding common shares on the Company’s Condensed Consolidated Balance Sheet.

Advertising Funds

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its restaurant owners. The advertising funds are operated on behalf of the Company and its restaurant owners, with separate advertising funds administered for Canada and the U.S. The Company is the sole shareholder (Canada) and sole member (U.S.) and is considered to be the primary beneficiary of these funds which have historically been consolidated in accordance with ASC 952—Franchisors, and accordingly, the revenues, expenses and cash flows of the advertising funds are generally not included in the Company’s Condensed Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. The assets and liabilities of these advertising funds have been consolidated in accordance with ASC 810. Company contributions to these advertising funds totaled $2.5 million and $0.9 million in the second quarter of 2011 and 2010, respectively ($4.8 million and $1.7 million year-to-date 2011 and 2010, respectively). The increase in Company contributions to the advertising funds is primarily due to incremental investments in U.S. advertising and marketing of $1.0 million and $0 in the second quarter of 2011 and 2010, respectively ($2.0 million and $0 year-to-date 2011 and 2010, respectively). In addition, in the year-to-date period ended July 3, 2011 the Company contributed approximately $0.9 million to its Canadian advertising fund for Cold Stone Creamery© promotional activities ($0 year-to-date 2010). These advertising funds spent approximately $52.0 million and $50.0 million in the second quarter of 2011 and 2010, respectively ($112.2 million and $109.5 million year-to-date 2011 and 2010, respectively).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The assets and liabilities associated with the Company’s consolidated restaurant VIEs (primarily operator and FIP restaurants), and advertising funds are presented on a gross basis, prior to consolidation adjustments, and are as follows:

	As at
	July 3, 2011		January 2, 2011
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs

Cash and cash equivalents	$8,431	$0	$8,087	$0
Restricted assets – current	0	27,287	0	27,402
Other current assets	4,149	0	4,070	0
Property and equipment, net	24,869	11,141	31,240	12,497
Other long-term assets (1)	333	3,498	1,319	2,336

Total assets	$37,782	$41,926	$44,716	$42,235

Notes payable to the Company – current (1)	$15,651	$0	$22,833	$0
Restricted liabilities – current	0	40,082	0	41,026
Other current liabilities (1)	12,555	0	13,201	0
Notes payable to the Company – long-term (1)	1,197	0	1,635	0
Restricted liabilities – long-term	0	491	0	468
Other long-term liabilities	1,609	1,353	1,406	741

Total liabilities	31,012	41,926	39,075	42,235

Equity of variable interest entities	6,770	0	5,641	0

Total liabilities and equity	$37,782	$41,926	$44,716	$42,235

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

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments which amounted to $44.9 million and $44.8 million as at July 3, 2011 and January 2, 2011, respectively. The Company had $2.8 million and $2.4 million of accounts payable outstanding with TIMWEN Partnership as at July 3, 2011 and January 2, 2011, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

VIEs for which the Company was previously the primary beneficiary

Maidstone Bakeries

The Company previously owned a 50% interest in Maidstone Bakeries, which produces and supplies our restaurant system with par-baked donuts, TimbitsTM, some bread products, and pastries. A significant portion of Maidstone Bakeries’ manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. Prior to the Company’s disposition of its 50% interest in Maidstone Bakeries on October 29, 2010, the Company was considered to have power (under the accounting principles of ASC 810) over Maidstone Bakeries since the Company determined which par-baked products were to be manufactured by Maidstone Bakeries, exclusively for Tim Hortons restaurants, and at pricing determined by both joint venture parties. For these reasons, the Company concluded that it was the primary beneficiary of Maidstone Bakeries prior to the disposition of its joint-venture interest and consolidated 100% of Maidstone Bakeries financial results (including operating income of $13.0 million, $14.4 million, $16.5 million, and $4.9 million for the first, second, third and fourth quarters of 2010, respectively). The Company is no longer the primary beneficiary of Maidstone Bakeries as of October 29, 2010 and, accordingly, the Company has not consolidated Maidstone Bakeries subsequent to the sale of its 50% interest.

NOTE 14 SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and represent the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. While the Company’s chief decision maker changed during the second quarter of 2011, the views of the chief decision maker have not changed, therefore the Company’s reportable segments continue to be the geographic locations of Canada and the U.S.

Beginning in 2011, the Company has modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs now being included in Corporate rather than in Canada. The related assets and depreciation and amortization have also been reclassified to Corporate.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

There are no inter-segment revenues included in the table below:

	Second quarter ended				Year-to-date period ended
	July 3, 2011	% of Total	July 4, 2010(2)	% of Total	July 3, 2011	% of Total	July 4, 2010(2)	% of Total

Revenues
Canada	$599,016	85.2%	$538,228	84.1%	$1,146,574	85.2%	$1,006,893	82.4%
U.S.	36,072	5.2%	30,135	4.7%	71,531	5.3%	57,848	4.7%

Total reportable segments	635,088	90.4%	568,363	88.8%	1,218,105	90.5%	1,064,741	87.1%
Variable interest entities	67,672	9.6%	71,499	11.2%	128,142	9.5%	157,733	12.9%

Total	$702,760	100.0%	$639,862	100.0%	$1,346,247	100.0%	$1,222,474	100.0%

Segment operating income
Canada	$156,428	97.5%	$150,742	97.7%	$287,957	97.8%	$285,339	98.8%
U.S.	4,008	2.5%	3,580	2.3%	6,619	2.2%	3,334	1.2%

Reportable segment operating income	160,436	100.0%	154,322	100.0%	294,576	100.0%	288,673	100.0%

Variable interest entities	1,149		7,743		2,039		14,223
Corporate charges (1)	(18,367)		(12,214)		(32,794)		(25,309)

Consolidated operating income	143,218		149,851		263,821		277,587
Interest expense, net	(6,576)		(6,765)		(12,276)		(11,865)
Income taxes	(40,202)		(42,161)		(73,691)		(80,224)

Net income	96,440		100,925		177,854		185,498
Net income attributable to noncontrolling interests	(891)		(6,804)		(1,626)		(12,488)

Net income attributable to Tim Hortons Inc.	$95,549		$94,121		$176,228		$173,010

(1)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, the net costs associated with executing the Company’s international expansion plans, and the operating income from the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately. In addition, the second quarter and year-to-date periods of 2011 include $6.3 million of severance charges, advisory fees, and related costs and expenses related to the separation agreement with the Company’s former President and Chief Executive Officer.

(2)	Comparative periods have been adjusted to reflect the change in classification between Corporate and Canada noted above.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides information about capital spending:

	Second quarter ended				Year-to-date period ended
	July 3, 2011	% of Total	July 4, 2010	% of Total	July 3, 2011	% of Total	July 4, 2010	% of Total

Capital expenditures
Canada	$24,254	84.3%	$21,043	86.9%	$54,375	85.7%	$42,467	87.6%
U.S.	4,533	15.7%	3,162	13.1%	9,039	14.3%	6,027	12.4%

	$28,787	100.0%	$24,205	100.0%	$63,414	100.0%	$48,494	100.0%

Revenues consisted of the following:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Sales
Distribution sales	$422,471	$367,390	$812,304	$682,114
Company-operated restaurant sales	7,915	5,455	12,089	10,445
Sales from variable interest entities	67,672	71,499	128,142	157,733

	498,058	444,344	952,535	850,292

Franchise revenues
Rents and royalties	185,389	175,879	353,219	335,839
Franchise fees	19,313	19,639	40,493	36,343

	204,702	195,518	393,712	372,182

Total revenues	$702,760	$639,862	$1,346,247	$1,222,474

Cost of sales consisted of the following:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Cost of sales
Distribution cost of sales	$367,577	$320,291	$711,897	$591,438
Company-operated restaurant cost of sales	7,544	5,733	12,033	10,949
Cost of sales from variable interest entities	58,930	49,323	112,453	120,007

	$434,051	$375,347	$836,383	$722,394

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the Company’s franchised locations and system activity for the second quarter and year-to-date periods ended July 3, 2011 and July 4, 2010:

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,766	3,576	3,730	3,560
Franchises opened	34	35	76	59
Franchises closed	(5)	(5)	(15)	(11)
Net transfers within the franchised system	(6)	4	(2)	2

Franchise restaurants in operation – end of period	3,789	3,610	3,789	3,610
Company-operated restaurants	22	17	22	17

Total systemwide restaurants – end of period (1)	3,811	3,627	3,811	3,627

(1)

Includes various types of standard and non-standard restaurant formats with differing restaurant sizes and menu offerings as well as self-serve kiosks, which offer primarily coffee products and a limited product selection. Collectively, the Company refers to all of these units as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table (and number of systemwide restaurants) are 260 licensed locations in the Republic of Ireland and the United Kingdom as at July 3, 2011 (291 as at July 4, 2010).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 15 RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor and thus the guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession, and (ii) the debtor is experiencing financial difficulties. The amendments in this Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as at the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its condensed consolidated financial statements and related disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, as codified in ASC 820—Fair Value Measurements. The amendments in this Update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are effective for fiscal years, and interim periods, beginning after December 15, 2011. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its condensed consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220—Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its condensed consolidated financial statements and related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2010 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended January 2, 2011 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2011 and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended July 3, 2011 filed with the SEC and the CSA on August 11, 2011. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” as well as risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations or financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at franchisee-owned restaurants and restaurants run by independent operators (collectively we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”) and Company-operated restaurants. As at July 3, 2011, 3,789 or 99.4% of our restaurants were franchised, representing 99.5% in Canada and 99.0% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants and are ultimately driven by consumer demand. Same-store sales growth represents the average growth in retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. We believe systemwide sales and same-store sales growth provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segmented financial performance. Franchised restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with applicable accounting rules); however, franchise restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also generate distribution income.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures are measures that either exclude or include amounts that are not excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a reconciliation to GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

Executive Overview

We primarily franchise Tim Hortons restaurants in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants. As of July 3, 2011, we leased or owned the real estate for approximately 83% of our full-serve system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, full-serve kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and, in some cases, through third-party distributors. In addition to dry goods, we also supply frozen and some refrigerated products from our existing Guelph facility to approximately 85% of our Ontario restaurants. Construction is substantially complete on our replacement distribution centre in Kingston, Ontario, which is also capable of supplying frozen and some refrigerated products. We began start-up operations in late July 2011 and anticipate transitioning the facility to full operations, servicing approximately 600 restaurants in eastern Ontario and Quebec, in the second half of 2011. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration initiatives, we also operate two coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario. In addition to our Canadian and U.S. franchising business, we have 260 licensed locations in the Republic of Ireland and the United Kingdom, which are mainly self-serve kiosks operating primarily under the name “Tim Hortons.”

Systemwide sales grew by 7.2% in the second quarter of 2011 (9.2% in the second quarter of 2010) driven by same-store sales growth in both Canada and the U.S and by new restaurant development. For the first half of 2011, systemwide sales grew by 6.1% (9.6% year-to-date 2010) with both new restaurant development and same-store sales growth contributing to this increase. Despite the continuing economic pressures facing consumers, particularly in the form of higher gasoline and food prices, we continued to grow total restaurant transactions in Canada and the U.S. during both the second quarter and year-to-date periods of 2011.

Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

Despite a soft start in April 2011, Canadian same-store sales continued to build momentum throughout the second quarter of 2011 resulting in growth of 3.8% (6.4% in the second quarter of 2010). Growth in same-store sales during the second quarter of 2011 was driven by an increase in average cheque, which benefited from both pricing and favourable product mix. Our restaurant owners increased pricing in most markets early in the second quarter of 2011, largely due to rising commodity prices, resulting in an estimated increase in average cheque of slightly less than 3% in the second quarter of 2011. In addition, our product mix was favourably influenced by a strong promotional calendar in the second quarter of 2011, which included the introduction of our new Real Fruit Smoothies. Partially offsetting these growth factors were moderately lower same-store transactions, due in part to the partial shift of the Easter holiday, as Good Friday was in the first quarter of 2010 and the second quarter of 2011, and the lapping of a strong comparable period of growth in the second quarter of 2010.

Year-to-date, Canadian same-store sales growth was 2.9% and 5.8% for 2011 and 2010, respectively. Same-store sales growth for the first half of 2011 was driven by the factors noted above, but was also negatively impacted by significant snowfall in many key markets in early 2011.

U.S. same-store sales growth was a strong 6.6% for the second quarter of 2011 (3.1% in the second quarter of 2010), with much of the growth from a higher average cheque, but slightly higher transactions also supported growth during the second quarter of 2011. Higher average cheque was driven by price increases of slightly above 3% in February 2011 and by residual pricing still in the system from May 2010 and, to a lesser extent, by favourable product mix. Slightly higher transactions during the quarter were supported by our enhanced menu, marketing and promotional efforts which were designed to increase brand awareness and increase guest traffic, but were slightly offset by the partial shift of the Easter holiday.

Year-to-date, U.S. same-store sales growth was 5.7% and 3.1% for 2011 and 2010, respectively. Same-store sales growth for the first half of 2011 was driven by the factors noted above, but similar to Canada, was also negatively impacted by significant snowfall in many key markets in early 2011.

Operating income was $143.2 million in the second quarter of 2011 compared to $149.9 million in the second quarter of 2010, representing a decrease of $6.6 million, or 4.4%. The most significant factor resulting in lower operating income during this period was the disposition of our 50% joint-venture interest in Maidstone Bakeries (“Maidstone”). We previously consolidated 100% of the financial results of Maidstone, representing $14.4 million of operating income in the second quarter of 2010, partially offset by the amortization of $2.0 million of the deferred gain from the Maidstone sale recorded in the second quarter of 2011. Overall, the net impact from the sale of Maidstone negatively impacted operating income as a percentage of sales by approximately 170 basis points in the second quarter of 2011. Also impacting the second quarter of 2011 was a charge of $6.3 million included in general and administrative expenses related to the separation agreement with our former President and Chief Executive Officer, which included severance charges, advisory fees, and other related costs and expenses (“CEO Separation Agreement”). Partially offsetting these negative factors were strong systemwide sales growth, which drove higher rents and royalties and resulted in higher distribution income through increased underlying product demand, and higher distribution income, due in part, to a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain, which we expect will reverse in the second half of 2011 and have a neutral effect on the year. Operating income, absent costs related to the CEO Separation Agreement and the net $12.4 million negative year-over-year impact of Maidstone, would have increased 8.9%.

Year-to-date, operating income was $263.8 million and $277.6 million in 2011 and 2010, respectively. Generally, the factors influencing the second quarter of 2011 were prevalent in the first half of 2011, and included the loss of 100% of Maidstone’s operating income of $27.4 million, partially offset by $4.1 million from the amortization of the deferred gain from the sale. The net impact from the sale of Maidstone negatively impacted operating income as a percentage of sales by approximately 140 basis points year-to-date in 2011. In addition, the $6.3 million charge related to the CEO Separation Agreement also reduced operating income in

2011. These negative factors were offset in part by higher systemwide sales which resulted in higher rents and royalties and distribution income.

Net income attributable to Tim Hortons Inc. increased by $1.4 million, or 1.5%, in the second quarter of 2011 compared to the second quarter of 2010. While operating income attributable to Tim Hortons Inc. (refer to non-GAAP reconciliation below) was flat, we benefited from a slightly lower effective tax rate in the second quarter of 2011 resulting primarily from the statutory rate reductions in Canada, partially offset by other factors, including a jurisdictional shift in income. Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased 8.3% to $0.58 in the second quarter of 2011, which included the negative impact of approximately $0.03 per share related to the previously noted CEO Separation Agreement, which, if excluded, would have resulted in EPS growth of 13.5%. The CEO Separation Agreement was not contemplated when we set our 2011 EPS target in February 2011.

A substantial component of our EPS growth resulted from the positive, cumulative impact of our share repurchase programs, which was funded by a significant amount of the net proceeds received from the disposition of our interest in Maidstone. After the net proceeds from the sale of Maidstone are fully utilized, management expects that the negative impact on EPS from the resulting loss of our 50% share of net income from this joint-venture will be mitigated. We had approximately 164.0 million average fully diluted common shares outstanding during the second quarter of 2011, which was 10.9 million, or 6.2%, fewer fully diluted common shares than in the second quarter of 2010.

For the first half of 2011, net income attributable to Tim Hortons Inc. increased by $3.2 million, or 1.9%, compared to the first half of 2010. Offsetting the slightly negative growth in operating income attributable to Tim Hortons Inc. (refer to non-GAAP reconciliation below) were lower income taxes resulting from statutory rate reductions in Canada, partially offset by other factors, including a jurisdictional shift in income. EPS increased 7.7% to $1.06 in the first half of 2011 compared to $0.99 in the first half of 2010. We had 9.6 million fewer fully diluted common shares outstanding, on average, during the first half of 2011 compared to the first half of 2010, reflecting the cumulative impact of our share repurchase programs, as noted above. Our share repurchase programs were significant contributors to EPS growth in the year-to-date period as well.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date period ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Systemwide sales growth (1)	7.2%	9.2%	6.1%	9.6%
Same-store sales growth
Canada	3.8%	6.4%	2.9%	5.8%
U.S.	6.6%	3.1%	5.7%	3.1%
Systemwide restaurants	3,811	3,627	3,811	3,627
Revenues (in millions)	$702.8	$639.9	$1,346.2	$1,222.5
Operating income (in millions)	$143.2	$149.9	$263.8	$277.6
Operating income attributable to Tim Hortons Inc. (in millions) (2)	$142.1	$142.1	$261.8	$263.4
Net income attributable to Tim Hortons Inc. (in millions)	$95.5	$94.1	$176.2	$173.0
Basic and diluted EPS	$0.58	$0.54	$1.06	$0.99
Weighted average number of common shares outstanding – Diluted (in millions)	164.0	174.9	166.0	175.6

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted to Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 6.7% and 8.1% for the second quarters ended 2011 and 2010, respectively (5.6% and 8.2% year-to-date 2011 and 2010, respectively).

(2)

Operating income attributable to Tim Hortons Inc. is a non-GAAP measure. Operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of 2010, operating income was, for the most part, unaffected by noncontrolling interests, which was not the case post-adoption. This new accounting standard required the consolidation of variable interest entities of which we are considered to be the primary beneficiary, including Maidstone up to the date of sale on October 29, 2010, as well as, on average, approximately 257 and 274 non-owned restaurants year-to-date 2011 and 2010, respectively. Previously, we did not consolidate Maidstone and we consolidated approximately 120 non-owned restaurants, on average, in accordance with the prior accounting standard. Management believes that operating income attributable to Tim Hortons Inc. provides important information for comparison purposes to prior periods and for purposes of evaluating the Company’s operating income performance without the effects of the accounting standard.

The presentation of this non-GAAP measure is made with operating income, the most directly comparable U.S. GAAP measure. We present information excluding amounts related to this accounting standard as it is more reflective of the way we analyze our year-over-year results and how we manage and measure our performance internally. Therefore, this measure provides a more consistent view of management’s perspectives on underlying performance than the closest equivalent U.S. GAAP measure. The reconciliation of operating income, a GAAP measure, to operating income attributable to Tim Hortons Inc., a non-GAAP measure, is set forth in the table below:

	Second quarter ended		Change from prior year
	July 3, 2011	July 4, 2010	$	%
	(in millions, except for percentages)
Operating income (a)	$143.2	$149.9	$(6.6)	(4.4)%
Operating income attributable to noncontrolling interests	1.1	7.7	(6.6)	(85.2)%

Operating income attributable to Tim Hortons Inc.	$142.1	$142.1	$—	—%

	Year-to-date period ended		Change from prior year
	July 3, 2011	July 4, 2010	$	%
	(in millions, except for percentages)
Operating income (a)	$263.8	$277.6	$(13.8)	(5.0)%
Operating income attributable to noncontrolling interests	2.0	14.2	(12.2)	(85.7)%

Operating income attributable to Tim Hortons Inc.	$261.8	$263.4	$(1.6)	(0.6)%

(a)

Operating income for the second quarter of 2010 includes $14.4 million related to Maidstone ($27.4 million year-to-date 2010), of which 50% is reflected in operating income attributable to Tim Hortons Inc., with the remaining 50% attributable to noncontrolling interests.

Systemwide Sales Growth

Systemwide sales growth, which excludes the effects of foreign currency, was 7.2% during the second quarter of 2011 (9.2% in second quarter of 2010), and 6.1% year-to-date 2011 (9.6% year-to-date 2010) as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.4% of our system is franchised. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 257 non-owned restaurants, on average for the year-to-date period of 2011, whose results of operations are consolidated with ours pursuant to variable interest entity accounting rules. The amount of systemwide sales impacts our royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the addition of new restaurants) and are ultimately driven by consumer demand. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Same-Store Sales Growth

Same-store sales growth represents growth, on average, in retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, frequency of customer visits, expansion into broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and same level of purchases even with the new pricing.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovations at breakfast as well as other dayparts. During the second quarter of 2011, we promoted our cold beverage line-up with Real Fruit Smoothies in April and Iced Capp in May. In Canada, we also promoted our new Toasted Turkey Chipotle sandwich on a cheese bagel and reinforced our snacking menu with new banana glazed and blueberry glazed TimbitsTM as part of a Timbits 10 pack multi-media promotion celebrating 35 years. Additionally, in the U.S., we introduced a new Sweet Onion, Ham and Swiss sandwich on a cheese bagel and increased our media presence in certain markets. Our product offerings, promotional activity, and operational efficiencies and initiatives continued to support same-store sales growth in the second quarter of 2011.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. The following summary outlines restaurant openings and closures for the second quarters and year-to-date periods ended July 3, 2011 and July 4, 2010, respectively:

	Second quarter ended July 3, 2011			Second quarter ended July 4, 2010
	Full-serve	Self-serve	Total	Full-serve	Self-serve	Total
Canada
Restaurants opened	23	1	24	15	0	15
Restaurants closed	(3)	(1)	(4)	(3)	(1)	(4)

Net change	20	0	20	12	(1)	11

U.S.
Restaurants opened	8	2	10	6	15	21
Restaurants closed	(1)	0	(1)	(1)	—	(1)

Net change	7	2	9	5	15	20

Total Company
Restaurants opened	31	3	34	21	15	36
Restaurants closed	(4)	(1)	(5)	(4)	(1)	(5)

Net change	27	2	29	17	14	31

	Year-to-date period ended July 3, 2011			Year-to-date period ended July 4, 2010
	Full-serve	Self-serve	Total	Full-serve	Self-serve	Total
Canada
Restaurants opened	52	3	55	35	0	35
Restaurants closed	(13)	(1)	(14)	(9)	(1)	(10)

Net change	39	2	41	26	(1)	25

U.S.
Restaurants opened	14	7	21	10	15	25
Restaurants closed	(1)	0	(1)	(1)	—	(1)

Net change	13	7	20	9	15	24

Total Company
Restaurants opened	66	10	76	45	15	60
Restaurants closed	(14)	(1)	(15)	(10)	(1)	(11)

Net change	52	9	61	35	14	49

From the end of the second quarter of 2010 to the end of the second quarter of 2011, we opened 261 system locations, including both full-serve and self-serve franchised locations, and we had 77 restaurant closures for a net increase of 184 restaurants. Historically, we have generally closed between 20 to 40 system restaurants annually, the majority of which are typically in Canada. There were a greater number of closures in the U.S. in the fourth quarter of 2010, during which we closed 36 standard restaurants and 18 self-serve kiosks in our New England region. The closure of these underperforming restaurants was outside of the normal course of operations and arose from strategic profitability reviews of our U.S. operations. Restaurant closures made in the normal course may result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. These closures typically occur at the end of a lease term or at the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants that have performed below our expectations for an extended period of time, and/or restaurants whose sales, we believe, can be absorbed by surrounding restaurants.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, significantly lower sales and, therefore, lower associated royalties and distribution income. In the U.S., self-serve locations are intended to increase our brand awareness, and also create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we have recently used self-serve kiosks in locations where existing full-service locations are at capacity.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Activities in support of this strategy include the expansion of our Cold Stone Creamery© co-branding concept. We have exclusive development rights in Canada, and certain rights to use Cold Stone Creamery licenses within the U.S., in both cases to operate ice cream and frozen confections retail outlets. As of July 3, 2011, we had 192 co-branded locations, including 85 co-branded locations in the U.S. and 107 co-branded locations in Tim Hortons restaurants in Canada. As at the end of the second quarter of 2010, we had 133 co-branded locations including 70 co-branded locations in the U.S. and 63 co-branded Tim Horton restaurants in Canada. We added nine co-branded locations in Canada and three in the U.S. in the second quarter of 2011 (17 and six year-to-date 2011, respectively), as compared to 45 additional locations in Canada and two in the U.S. in the second quarter of 2010 (50 and three year-to-date 2010, respectively).

Tim Hortons restaurant design generally evolves with changing business and guest needs. In 2010, we began testing a new concept restaurant in the U.S. designed to further differentiate our brand as a cafe and bake shop. We have completed our testing of this concept, and based on results, we are now applying significant elements of the new concept in all new restaurants in the U.S. including certain interior and exterior design treatments, menu items, equipment and fixtures. We are also seeking opportunities to introduce various elements from this design in renovations, as appropriate.

The following table shows our restaurant count in Canada and the U.S. as of July 3, 2011, January 2, 2011 and July 4, 2010:

Systemwide Restaurant Count

	As at July 3, 2011	As at January 2, 2011	As at July 4, 2010
Canada
Company-operated	16	16	14
Franchised – self-serve kiosks	114	112	95
Franchised – standard and non-standard	3,059	3,020	2,931

Total	3,189	3,148	3,040

% Franchised	99.5%	99.5%	99.5%

U.S.
Company-operated	6	4	3
Franchised – self-serve kiosks	130	123	106
Franchised – standard and non-standard	486	475	478

Total	622	602	587

% Franchised	99.0%	99.3%	99.5%

Total system
Company-operated	22	20	17
Franchised – self-serve kiosks	244	235	201
Franchised – standard and non-standard	3,545	3,495	3,409

Total	3,811	3,750	3,627

% Franchised	99.4%	99.5%	99.5%

Segment Operating Income

Systemwide sales and same-store sales growth are affected by the business and economic environments of Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in its respective geographic location. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of branded, licensed self-serve locations, corporately at the current time. In addition, our expansion into the Gulf Cooperation Council (“GCC”) market is in its early stages and will also be managed corporately. As a result, operating results from these operations are included in Corporate charges in our segmented operating results and, currently, are not significant. Our reportable segments exclude the effects of the variable interest entities’ accounting standard, reflective of the way the business is managed.

The following table contains information about the operating income of our reportable segments:

	Second quarter ended				Change from second quarter 2010
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Dollars	Percentage
	(in thousands, except for percentages)
Operating Income
Canada (1) (2) (4)	$156,428	22.3%	$150,742	23.6%	$5,686	3.8%
U.S.	4,008	0.5%	3,580	0.6%	428	12.0%

Reportable segment operating income	160,436	22.8%	154,322	24.1%	6,114	4.0%
Variable interest entities	1,149	0.2%	7,743	1.2%	(6,594)	(85.2)%
Corporate charges (3) (4)	(18,367)	(2.6)%	(12,214)	(1.9)%	(6,153)	50.4%

Consolidated operating income	$143,218	20.4%	$149,851	23.4%	$(6,633)	(4.4)%

	Year-to-date period ended				Change from year-to-date period 2010
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Dollars	Percentage
	(in thousands, except for percentages)
Operating Income
Canada (1) (2) (4)	$287,957	21.4%	$285,339	23.3%	$2,618	0.9%
U.S.	6,619	0.5%	3,334	0.3%	3,285	98.5%

Reportable segment operating income	294,576	21.9%	288,673	23.6%	5,903	2.0%
Variable interest entities	2,039	0.2%	14,223	1.2%	(12,184)	(85.7)%
Corporate charges (3) (4)	(32,794)	(2.4)%	(25,309)	(2.1)%	(7,485)	29.6%

Consolidated operating income	$263,821	19.6%	$277,587	22.7%	$(13,766)	(5.0)%

(1)

While the adoption of amended accounting rules for variable interest entities resulted in the consolidation of Maidstone, the Company’s chief decision maker viewed and evaluated the performance of the Canadian segment with Maidstone accounted for on an equity accounting basis, which reflects 50% of its operating income (consistent with views and evaluations prior to the adoption of the amended accounting standard). As a result, the net revenues and the remaining 50% of operating income of Maidstone up to October 29, 2010, the date of disposition, were included in the Variable interest entities line item above ($7.2 million and $13.7 million for the second quarter and year-to-date periods of 2010), along with revenues and operating income or loss from our non-owned consolidated restaurants.

(2)

The second quarter of 2011 includes $2.0 million ($4.1 million year-to-date 2011) of income relating to the amortization of the deferred gain in connection with our continuing supply agreement with Maidstone.

(3)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, the costs associated with executing our international expansion plans, and the operating income from our wholly-owned Irish subsidiary, which continues to be managed corporately. In addition, the second quarter and year-to-date periods of 2011 include a $6.3 million charge related to the CEO Separation Agreement.

(4)

Beginning in 2011, we have modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs now being included in Corporate charges rather than in the Canadian operating segment. This change has been consistently applied for all comparative periods.

The disposition of our 50% interest in Maidstone in October 2010 resulted in a significant reduction in our segmented operating income quarter-over-quarter and year-over-year. Prior to the disposition of Maidstone, we were required to consolidate 100% of their results in accordance with applicable accounting rules. As a result, our 2010 consolidated operating income included 100% of Maidstone’s operating income, which was $14.4 million and $27.4 million in the second quarter and year-to-date periods of 2010, respectively. For reportable segment purposes, 50% of Maidstone’s operating income was included in Canada and the remaining 50% was included in Variable interest entities, which was consistent with the underlying legal ownership of Maidstone, and ultimately, with the views of our chief decision maker.

Consolidated operating income decreased by $6.6 million in the second quarter of 2011 compared to the second quarter of 2010. Negatively impacting operating income was the loss of $14.4 million related to Maidstone’s operating income in 2010, as noted above. In addition, higher corporate charges related primarily to the $6.3 million charge incurred relating to the CEO Separation Agreement, also reduced operating income in 2011. Partially offsetting these negative factors were an increase in our Canadian and U.S. operating segments, driven primarily by systemwide sales growth resulting in higher rents and royalties and distribution income, and higher distribution income, due in part, to a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain, which we expect will reverse in the second half of 2011 and have a neutral effect on the year.

For the first half of 2011, consolidated operating income was $263.8 million, compared to $277.6 million in the first half of 2010, representing a decrease of $13.8 million. The primary factors impacting operating income during the second quarter of 2011 were also prevalent throughout the first half of 2011, namely the loss of $27.4 million related to Maidstone’s operating income in 2010 and higher corporate charges related primarily to the $6.3 million charge related to the CEO Separation Agreement. Additionally, higher corporate charges resulting from an increase in stock-based compensation directly attributable to an increase in the market price of our common shares during the first half of 2011. Partially offsetting these factors were higher systemwide sales in both Canada and the U.S. from continued same-store sales growth at existing locations and additional restaurants in the system, which drove higher rents and royalties and distribution income.

Canada

Despite a soft start in April, Canadian systemwide sales continued to build momentum throughout the second quarter of 2011 resulting in growth of 7.2%, driven by same-store sales growth of 3.8% and incremental sales from the net addition of 147 new restaurants since the second quarter of 2010. Despite the continuing economic pressures facing consumers, particularly in the form of higher gasoline and food prices, we continued to grow total restaurant transactions in Canada during the second quarter of 2011.

Same-store sales growth was driven by an increase in average cheque, which benefited from both pricing and favourable product mix. Our restaurant owners increased pricing in most markets early in the second quarter of 2011, largely due to rising commodity prices, resulting in an estimated increase in average cheque of slightly less than 3% in the second quarter of 2011. In addition, our product mix was favourably influenced by a strong promotional calendar in the second quarter of 2011, which included our new Real Fruit Smoothies. Partially offsetting these growth factors were moderately lower same-store transactions, due in part to the partial shift of the Easter holiday, as Good Friday was in the first quarter of 2010 and in the second quarter of 2011, and the lapping of a strong comparable period of growth in the second quarter of 2010. For the first half of 2011, Canadian systemwide sales grew by 6.0%, driven primarily by new restaurant development year-over-year and continued same-store sales growth of 2.9%, but was negatively impacted by significant snowfall in many key markets in early 2011.

In the second quarter of 2011, we opened 24 restaurants in Canada, of which one was a self-serve kiosk, and closed four restaurants, compared to opening 15 restaurants and closing four in the second quarter of 2010. During the first half of 2011, we opened 55 restaurants, of which three were self-serve kiosks, and closed 14, compared to opening 35 restaurants and closing 10 in the first half of 2010.

Canadian operating income in the second quarter of 2011 was $156.4 million compared to $150.7 million in the second quarter of 2010, increasing by $5.7 million, or 3.8%. Systemwide sales growth drove higher rents and royalties and higher distribution income. Additionally, we experienced higher distribution income, due in part, to a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain, which we expect will reverse in the second half of 2011 and have a neutral effect on the year. Partially offsetting these growth factors was a net reduction of $5.2 million representing the loss of our 50% share of Maidstone’s income due to the disposition of our investment, net of $2.0 million amortized of the deferred gain in connection with the continuing supply agreement with Maidstone. In addition, we had lower franchise fee income, due primarily to fewer Cold Stone Creamery openings and higher salaries and benefits to support the growth of our business.

For the first half of 2011, operating income in our Canadian segment was $288.0 million, increasing $2.6 million over the first half of 2010. The same factors that were prevalent during the second quarter also drove operating income in the first half of 2011. In addition, we incurred higher general and administrative costs due to higher salaries and benefits and higher planned advertising and promotional contributions to support our Cold Stone Creamery expansion earlier in 2011, which reduced operating income growth year-to-date.

U.S.

U.S. systemwide sales growth was 7.2% in the second quarter of 2011, driven primarily by same-store sales growth of 6.6% and growth of 5.3% from additional restaurants added to the system year-over-year, partially offset by a 4.7% reduction in systemwide sales resulting from the closure of restaurants in our New England region late in 2010. Much of our same-store sales growth was from a higher average cheque, but slightly higher transactions also supported growth during the second quarter of 2011. Higher average cheque was driven by price increases slightly above 3% in February 2011 and by residual pricing still in the system from May 2010 and, to a lesser extent, favourable product mix. Slightly higher transactions during the quarter were supported by our enhanced menu, advertising and promotional efforts which were designed to create higher brand awareness and increase guest traffic, but were partially offset by the partial shift of the Easter holiday as Good Friday was in the first quarter of 2010. For the first half of 2011, U.S. systemwide sales growth was 7.0%, driven primarily by strong same-store sales growth of 5.7%, and growth of 5.7% from additional restaurants added to the system year-over-year, partially offset by a 4.4% reduction in systemwide sales from the closure of restaurants in our New England region late in 2010, and similar to Canada, the negative impact of significant snowfall in many key markets in early 2011.

Operating income for our U.S. segment in the second quarter of 2011 was $4.0 million compared to $3.6 million in the second quarter of 2010, representing an increase of 12.0%. Systemwide sales growth resulted in higher rents and royalties and higher distribution income from underlying product demand, partially offset by approximately $0.3 million associated with unfavourable foreign exchange due to the strengthening of the Canadian dollar.

For the first half of 2011, operating income for our U.S. segment was $6.6 million, representing an increase of $3.3 million over the first half of 2010. Growth year-over-year was driven by continued strength in systemwide sales growth, resulting in higher rents and royalties and distribution income. Savings realized from our New England region closures were approximately $3.3 million, partially offset by $2.0 million of incremental advertising and marketing contributions, and by approximately $0.4 million associated with unfavourable foreign exchange due to the strengthening of the Canadian dollar.

During the second quarter of 2011, we opened 10 new restaurants, of which two were self-serve kiosks, and closed one restaurant compared to opening 21 new restaurants, of which 15 were self-serve kiosks, and closed one in the second quarter of 2010. In the first half of 2011, we opened 21 new restaurants, of which seven were self-serve kiosks and closed one restaurant, compared to opening 25 new restaurants, of which 15 were self-serve kiosks, and closing one restaurant in the first half of 2010. Self-serve kiosks are a low capital investment, generate significantly lower sales, and contribute minimally to operating earnings; however, they serve as one of the ways we seed our brand and offer additional convenience to our guests.

Our U.S. segment operating income may continue to show variability quarter-to-quarter as we expand our new restaurant growth in existing regional markets and into contiguous markets to build brand awareness and continued development.

Variable interest entities

Our variable interest entities’ income before income tax pertains to the entities that we are required to consolidate in accordance with applicable consolidation accounting rules. These entities included Maidstone, until the date of disposition of our 50% joint venture interest in October 2010, and certain non-owned restaurants. In the second quarter of 2011, the income attributable to variable interest entities was $1.1 million, compared to $7.7 million in the second quarter of 2010. Maidstone represented the substantial majority of the year-over-year change. In the prior year, the composition of operating income attributable to variable interest entities consisted of $7.2 million of income from 50% of Maidstone, as noted above, and $0.8 million income from Canadian non-owned consolidated restaurants, offset by a $0.3 million loss from our U.S. non-owned consolidated restaurants. The majority of the restaurants which we closed in the New England region in the fourth quarter of 2010 were previously included within our U.S. non-owned consolidated restaurants. These restaurants were underperforming restaurants and thus contributed to the overall operating loss from variable interest entities within the U.S. in the second quarter of 2010. Conversely, the U.S. contributed $0.1 million of variable interest entities’ operating income in the second quarter of 2011, with the Canadian non-owned consolidated restaurants contributing the balance. We consolidated 258 and 278 non-owned restaurants, on average, in the second quarters of 2011 and 2010, respectively. We have a greater proportion of U.S. non-owned consolidated restaurants than Canadian non-owned consolidated restaurants. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants.

For the first half of 2011, income attributable to variable interest entities was $2.0 million, with Canadian variable interest entities representing $1.7 million and U.S. variable interest entities representing $0.3 million. For the first half of 2010, income attributable to variable interest entities was $14.2 million, of which 50% of Maidstone, as noted above, represented $13.7 million, Canadian non-owned consolidated restaurants represented $1.5 million, and our U.S. non-owned consolidated restaurants incurred a loss of $1.0 million.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $18.4 million in the second quarter of 2011, compared to $12.2 million in the second quarter of 2010. The $6.2 million increase in the quarter is primarily related to the $6.3 million charge incurred in connection with the CEO Separation Agreement, partially offset by lower professional fees in 2011 as compared to those incurred for corporate initiatives in 2010 and the timing of other expenses.

For the first half of 2011, corporate charges were $32.8 million, representing an increase of $7.5 million from the first half of 2010. The primary factors resulting in higher corporate charges year-over-year were the $6.3 million charge related to the CEO Separation Agreement noted above, and higher stock-based compensation directly attributable to an increase in the market price of our common shares, partially offset by lower professional fees in 2011 as compared to those incurred for corporate initiatives in 2010 and the timing of other expenses.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks, and on a limited basis, some full-serve kiosks in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. These self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of July 3, 2011, there were 260 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (second quarter 2010 – 291). These kiosks are operated by independent licensed retailers. The distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income and, therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution income and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales growth.

We have a Master License Agreement with Apparel Group, as announced earlier this year, to develop up to 120 multi-format restaurants over a five-year period in markets in the GCC. During 2011, we expect to invest $2 million to $4 million, net of royalties, license fees and other costs, to support Apparel Group’s investments to launch our GCC market entry. We are currently managing our international expansion corporately.

Our top priority continues to be growing our Canadian and U.S. businesses. Operating results from our Irish and GCC international operations, which currently are not significant, will continue to be included in Corporate charges in our segmented operating results.

Results of Operations

The following table provides a summary of comparative results of operations and is followed by a more detailed discussion of results for the second quarter and year-to-date periods of 2011, as compared to the second quarter and year-to-date periods of 2010:

	Second quarter ended				Change from second quarter 2010
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	$	%
	(in thousands, except for percentages)
Revenues
Sales	$498,058	70.9%	$444,344	69.4%	$53,714	12.1%
Franchise revenues:
Rents and royalties (1)	185,389	26.4%	175,879	27.5%	9,510	5.4%
Franchise fees	19,313	2.7%	19,639	3.1%	(326)	(1.7)%

	204,702	29.1%	195,518	30.6%	9,184	4.7%

Total revenues	702,760	100.0%	639,862	100.0%	62,898	9.8%

Costs and expenses
Cost of sales	434,051	61.8%	375,347	58.7%	58,704	15.6%
Operating expenses	65,102	9.3%	61,560	9.6%	3,542	5.8%
Franchise fee costs	20,419	2.9%	20,379	3.2%	40	0.2%
General and administrative expenses	43,969	6.3%	36,745	5.7%	7,224	19.7%
Equity (income)	(3,820)	(0.5)%	(3,760)	(0.6)%	(60)	1.6%
Other expense (income), net	(179)	—%	(260)	—%	81	n/m

Total costs and expenses, net	559,542	79.6%	490,011	76.6%	69,531	14.2%

Operating income	143,218	20.4%	149,851	23.4%	(6,633)	(4.4)%
Interest (expense)	(7,427)	(1.1)%	(6,878)	(1.1)%	(549)	8.0%
Interest income	851	0.1%	113	—%	738	n/m

Income before income taxes	136,642	19.4%	143,086	22.4%	(6,444)	(4.5)%
Income taxes	40,202	5.7%	42,161	6.6%	(1,959)	(4.6)%

Net income	96,440	13.7%	100,925	15.8%	(4,485)	(4.4)%
Net income attributable to noncontrolling interests	891	0.1%	6,804	1.1%	(5,913)	n/m

Net income attributable to Tim Hortons Inc.	$95,549	13.6%	$94,121	14.7%	$1,428	1.5%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 258 and 278 non-owned restaurants, on average, in the second quarter of 2011 and 2010, respectively, whose results of operations are consolidated with ours pursuant to applicable consolidation accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable consolidation accounting rules) were:

	Second quarter ended
	July 3, 2011	July 4, 2010
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$1,426,466	$1,331,949
U.S. (in thousands of U.S. dollars)	$118,311	$110,698

	Year-to-date period ended				Change from year-to-date 2010
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	$	%
	(in thousands, except for percentages)
Revenues
Sales	$952,535	70.8%	$850,292	69.6%	$102,243	12.0%
Franchise revenues:
Rents and royalties (1)	353,219	26.2%	335,839	27.5%	17,380	5.2%
Franchise fees	40,493	3.0%	36,343	3.0%	4,150	11.4%

	393,712	29.2%	372,182	30.4%	21,530	5.8%

Total revenues	1,346,247	100.0%	1,222,474	100.0%	123,773	10.1%

Costs and expenses
Cost of sales	836,383	62.1%	722,394	59.1%	113,989	15.8%
Operating expenses	127,256	9.5%	120,285	9.8%	6,971	5.8%
Franchise fee costs	41,736	3.1%	38,205	3.1%	3,531	9.2%
General and administrative expenses	83,965	6.2%	71,417	5.8%	12,548	17.6%
Equity (income)	(6,933)	(0.5)%	(7,017)	(0.6)%	84	(1.2)%
Other expense (income), net	19	—%	(397)	—%	416	n/m

Total costs and expenses, net	1,082,426	80.4%	944,887	77.3%	137,539	14.6%

Operating income	263,821	19.6%	277,587	22.7%	(13,766)	(5.0)%
Interest (expense)	(14,803)	(1.1)%	(12,325)	(1.0)%	(2,478)	20.1%
Interest income	2,527	0.2%	460	—%	2,067	n/m

Income before income taxes	251,545	18.7%	265,722	21.7%	(14,177)	(5.3)%
Income taxes	73,691	5.5%	80,224	6.6%	(6,533)	(8.1)%

Net income	177,854	13.2%	185,498	15.2%	(7,644)	(4.1)%
Net income attributable to noncontrolling interests	1,626	0.1%	12,488	1.0%	(10,862)	n/m

Net income attributable to Tim Hortons Inc.	$176,228	13.1%	$173,010	14.2%	$3,218	1.9%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 257 and 274 non-owned restaurants, on average, in the year-to-date periods of 2011 and 2010, respectively, whose results of operations are consolidated with ours pursuant to applicable consolidation accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable consolidation accounting rules) were:

	Year-to-date period ended
	July 3, 2011	July 4, 2010
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$2,692,737	$2,540,226
U.S. (in thousands of U.S. dollars)	$228,174	$213,125

Revenues

Our revenues include Franchise revenues and Sales, which is comprised of distribution sales, sales from Company-operated restaurants, and sales from variable interest entities that are required to be consolidated pursuant to applicable accounting rules.

Sales

Sales during the second quarter of 2011 increased $53.7 million, or 12.1%, over the second quarter of 2010, with the growth coming primarily from our distribution business, and to a much lesser extent, Company-operated restaurants, partially offset by lower sales from variable interest entities. Sales for the first half of 2011 increased by $102.2 million, or 12.0%, with growth being driven by the same factors prevalent in the second quarter of 2011.

Distribution sales. Distribution sales increased $55.1 million, or 15.0%, from $367.4 million to $422.5 million in the second quarter of 2011. Systemwide sales growth increased distribution sales by approximately $32.1 million due to the higher number of system restaurants year-over-year, and continued same-store sales growth. Product mix and pricing, due primarily to higher prices for coffee and other commodities, reflective of their higher underlying costs, represented the majority of the remaining increase in sales.

Distribution sales on a year-to-date basis increased $130.2 million, or 19.1%, from $682.1 million to $812.3 million, primarily due to $93.3 million generated from higher systemwide sales and from products that we now manage the supply chain logistics, including additional output from Maidstone. Favourable product mix and pricing represented the majority of the remaining increase in sales.

Our distribution revenues will continue to be subject to changes related to the underlying costs of key commodities, such as coffee, wheat and sugar, etc., and other product costs, as was the case this quarter. Increases and decreases in underlying costs are largely passed through to restaurant owners. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, costs and margins, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter, as was the case this quarter, with a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain, which we expect will reverse in the second half of 2011 and have a neutral effect on the year. In addition, the shift in underlying product mix through the distribution business, primarily as a result of products that we now manage the supply chain logistics, including the additional output from Maidstone, can have an impact on margins. In the second quarter of 2011, the sale of our 50% joint venture interest in Maidstone negatively impacted our margin percentage by approximately 170 basis points (140 basis points year-to-date), net of the amortization of the deferred gain in connection with our supply agreement with Maidstone.

Company-operated restaurant sales. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Company-operated restaurant sales were $7.9 million in the second quarter of 2011, compared to $5.5 million in the second quarter of 2010. On average, we operated 20 Company-operated restaurants during the second quarter of 2011 compared to 17 during the second quarter of 2010. A combination of restaurants with higher sales, and an increase in the number of Company-operated restaurants during the second quarter of 2011, resulted in higher sales.

For the first half of 2011, Company-operated restaurant sales were $12.1 million, compared to $10.4 million in the first half of 2010. We operated, on average, 17 Company-operated restaurants during the first half of 2011 compared to 19 in the first half of 2010. Restaurants with higher sales were the primary driver of sales growth year-over-year, partially offset by a lower average number of restaurants operated during the period.

Variable interest entities’ sales. Variable interest entities’ sales represent sales from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and, beginning in the first quarter of 2010, also included sales from the consolidation of our previously-held joint venture interest in Maidstone, which was not included in 2011. Sales from variable interest entities were $67.7 million and $71.5 million in the second quarter of 2011 and 2010, respectively, and $128.1 million and $157.7 million for the first half of 2011 and 2010, respectively. The decline in sales of $3.8 million and $29.6 million during both of these periods was primarily due to the disposition and deconsolidation of Maidstone in October 2010. Maidstone represented $6.7 million and $33.2 million of the sales declines, respectively, which are partially offset in distribution sales. In addition, we consolidated fewer non-owned restaurants, on average, in the second quarter of 2011, as compared to the second quarter of 2010. During the second quarter of 2011, we consolidated approximately 258 non-owned restaurants (101 in Canada and 157 in the U.S.), on average, compared to 278 non-owned restaurants (93 in Canada and 185 in the U.S.), on average, during the second quarter of 2010. As discussed within Segment Operating Income above, the number of non-owned restaurants consolidated, on average, in the U.S. last year would have included many of the underperforming New England region restaurants, which were closed in late 2010, resulting in fewer restaurants and lower sales. Partially offsetting these sales declines were an increase in the number of Canadian restaurants consolidated, and restaurants with higher sales volumes, both of which contributed to the growth in sales.

Foreign exchange. Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for the reporting of our financial results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales in both the second quarter and first half of 2011 by approximately 0.7%, compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $9.5 million, or 5.4%, to $185.4 million in the second quarter of 2011 from $175.9 million in the second quarter of 2010. Same-store sales growth during the second quarter of 2011 provided approximately $7.3 million of rents and royalties growth. The addition of 138 new full-service restaurants year-over-year and lower relief, primarily recognized in the U.S., stemming from the closure of underperforming restaurants in certain markets in the New England region in the fourth quarter of 2010, contributed much of the remaining growth.

For the first half of 2011, rents and royalties were $353.2 million, compared to $335.8 million in the first half of 2010 representing an increase of $17.4 million, or 5.2%, driven primarily by new full-service restaurants, continued same-store sales growth, and lower relief, primarily in the U.S. related to our New England region closures.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a restaurant owner’s business. Franchise fees were $19.3 million during the second quarter of 2011 compared to $19.6 million in the second quarter of 2010, down slightly over this comparative period. Franchise fees were lower during the second quarter of 2011 due primarily to fewer Cold Stone Creamery co-branded openings in Canada as the second quarter of 2010 had a significant number of openings. Partially offsetting this decline in franchise fees were higher revenues from resales and the recognition of fees associated with our Master License Agreement related to our international expansion.

Franchise fees were $40.5 million in the first half of 2011, increasing $4.2 million over the first half of 2010. A higher number of standard restaurants was the primary growth driver during 2011. In addition, higher revenues from resales and the recognition of fees associated with our Master License Agreement related to our international expansion also contributed to growth year-over-year. Partially offsetting these growth factors were fewer Cold Stone Creamery co-branded openings in Canada.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our financial results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties by approximately 0.4%, and franchise fee revenues by approximately 0.8% in the second quarter of 2011, compared to the value that would have been reported had there been no exchange rate movement (0.4% and 1.3% on a year-to-date basis for 2011, respectively).

Total Costs and Expenses

Cost of Sales

Cost of sales increased $58.7 million, or 15.6%, compared to the second quarter of 2010, due primarily to increases in product costs in the distribution business and, to a lesser extent, higher cost of sales from Company-operated restaurants and from variable interest entities consolidated in accordance with applicable accounting rules. For the first half of 2011, cost of sales increased $114.0 million, or 15.8%, with generally the same factors outlined for the second quarter of 2011 driving this year-to-date increase as well.

Cost of sales increased in the second quarter and first half of 2011 due primarily to the following factors: the sale of our 50% interest in Maidstone; higher underlying commodity costs; and a more significant proportion of output from our previously-held joint venture for which we now manage the supply chain logistics.

Distribution cost of sales. Distribution cost of sales increased $47.3 million, or 14.8%, for the quarter as compared to the second quarter of 2010, driven mainly by systemwide sales growth, which included an increase in the number of franchised restaurants open and higher same-store sales growth, which combined contributed approximately $28.2 million of the increase in cost of sales. The remaining increase in distribution cost of sales related primarily to higher underlying commodity costs, specifically coffee, and product mix.

For the year-to-date period of 2011, distribution cost of sales increased by $120.5 million, or 20.4%, over the comparable period in 2010. Costs associated with systemwide sales growth, which included products that we now manage the supply chain logistics, including additional output from Maidstone, represented approximately $84.3 million increase in distribution cost of sales. Higher underlying commodity costs and product mix contributed the majority of the remaining cost of sales increase.

Distribution cost of sales represented 65.7% and 65.8% of our Total costs and expenses, net, in the second quarter and year-to-date period of 2011, respectively, compared to 65.4% and 62.6% of our Total costs and expenses, net, in the second quarter and year-to-date period of 2010, respectively, reflecting a shift in underlying product mix through the distribution business, as noted within Distribution sales above, and higher underlying commodity costs.

Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, sugar, etc. Underlying product costs can also be impacted by currency fluctuations. Increases and decreases in product costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may also impact margins as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter and can create volatility when compared to the prior year.

Company-operated restaurant cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. These costs increased by $1.8 million to $7.5 million in the second quarter of 2011, compared to $5.7 million in the second quarter of 2010. A combination of restaurants with higher sales and consequently higher cost of sales, and, as previously discussed, a higher number of Company-operated restaurants during the second quarter of 2011, resulted in higher cost of sales.

For the first half of 2011, Company-operated restaurant cost of sales was $12.0 million, compared to $10.9 million in the first half of 2010. We operated, on average, 17 Company-operated restaurants during the first half of 2011 compared to 19 in 2010. Restaurants with higher sales and consequently higher cost of sales was the primary driver of higher cost of sales year-over-year, partially offset by a lower average number of restaurants operated during the period.

Variable interest entities’ cost of sales. Variable interest entities’ cost of sales represents cost of sales from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and, beginning in the first quarter of 2010, also included cost of sales from the consolidation of our previously-held joint venture interest in Maidstone, which was not included in 2011. Variable interest entities’ cost of sales was $58.9 million and $49.3 million in the second quarter of 2011 and 2010, respectively, and $112.5 million and $120.0 million in the first half of 2011 and 2010, respectively. Beginning in the second quarter of 2010, we began managing the supply chain logistics for a more significant proportion of output from Maidstone, which was also reflected in higher distribution cost of sales in 2011, as noted above. Also, the disposition and deconsolidation of Maidstone in October 2010 resulted in higher overall cost of sales year-over-year as we no longer benefited from the integration of this facility. During the second quarter of 2011, we consolidated approximately 258 non-owned restaurants, on average, compared to 278 non-owned restaurants, on average, during the second quarter of 2010. The decline in non-owned restaurants year-over-year was largely the result of the closure of underperforming New England restaurants in late 2010, many of which were consolidated as variable interest entities. Notwithstanding this decline, we had more restaurants consolidated in Canada as well as restaurants with higher sales volumes, and consequently higher cost of sales, both of which resulted in an increase in cost of sales.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our financial results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales during the second quarter of 2011 by approximately 0.6%. Year-to-date, foreign exchange decreased the value of reported cost of sales by approximately 0.7%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $3.5 million to $65.1 million in the second quarter of 2011. Depreciation expense increased by $1.5 million as the total number of properties we either own or lease and then sublease to restaurant owners increased to 2,978 in the second quarter of 2011, compared to 2,897 in the comparable period of 2010. Additionally, rent expense increased by $1.3 million year-over-year primarily due to 98 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales and the remainder related primarily to higher support costs for restaurant owners.

For the first half of 2011, operating expenses were $127.3 million, compared to $120.3 million in the first half of 2010, an increase of $7.0 million, or 5.8%. Rent expense increased $3.5 million, driven by additional leased properties and higher percentage rent due to systemwide sales growth. In addition, depreciation expense increased $2.6 million due primarily to the additional properties that we either own or sublease to restaurant owners, and the remainder related primarily to higher support costs for restaurant owners.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the overall value of operating expenses by approximately 1.1%, compared to the value that would have been reported in the second quarter of 2011 had there been no exchange rate movement, and by approximately 1.0% year-to-date.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to restaurant owners as part of the commencement or renovation of their restaurant business, including training and other costs necessary to ensure a successful restaurant opening, and the introduction of our Cold Stone Creamery co-branding initiatives into existing locations.

Franchise fee costs were $20.4 million during the second quarter of 2011 and were essentially flat with the second quarter of 2010. Lower franchise fee costs associated with fewer co-branded openings were offset primarily by higher costs relating to resales and higher support costs associated with establishing a restaurant owners’s business.

For the first half of 2011, franchise fee costs were $41.7 million, an increase of $3.5 million over the first half of 2010. Higher costs were driven primarily by an increase in standard restaurants sales and, to a lesser extent, resales. In addition, we incurred higher support costs associated with establishing a restaurant owners’s business. Partially offsetting these higher costs were fewer Cold Stone Creamery co-branded openings, resulting in lower franchise fee costs.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our financial results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of franchise fee costs by approximately 0.9%, compared to the value that would have been reported in the second quarter of 2011 had there been no exchange rate movement, and by approximately 1.3% on a year-to-date basis.

General and Administrative Expenses

General and administrative expenses are generally comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased by $7.2 million in the second quarter of 2011, compared to the second quarter of 2010, to $44.0 million, primarily related to a $6.3 million charge relating to the CEO Separation Agreement. In addition, we incurred higher salaries and benefits in support of the growth of our business and made additional investments of approximately $1.9 million to support advertising and promotional activities regarding our U.S. markets, our Canadian Cold Stone Creamery co-branding initiative, and to support our international expansion plans. Partially offsetting these higher costs were lower professional fees in 2011 compared to those incurred for corporate initiatives in 2010, and the timing of other expenses.

On a year-to-date basis in 2011, general and administrative expenses increased $12.5 million to $84.0 million from $71.4 million in year-to-date 2010. A significant portion of this was the $6.3 million charge related to the CEO Separation Agreement noted above. In addition, we incurred higher salaries and benefits in support of the growth in our business, and higher stock-based compensation expense, of which approximately $2.2 million resulted from the increase in the market price of our common shares, net of our hedging initiatives. We made additional investments of approximately $4.1 million to support advertising and promotional activities regarding our U.S. markets ($2.0 million), our Canadian Cold Stone Creamery co-branding initiative, and to support our international expansion plans. Partially offsetting these higher costs were lower professional fees in 2011 compared to those incurred for corporate initiatives in 2010, and the timing of other expenses.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter. From time to time, we may increase investments in support of certain strategic initiatives which may cause general and administrative expenses growth to be higher than systemwide sales growth.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our financial results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of general and administrative expenses by approximately 0.7%, compared to the value that would have been reported in the second quarter of 2011 had there been no exchange rate movement, and by approximately 0.8% million year-to-date.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but which do not meet the consolidation requirements under applicable consolidation accounting rules. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases Canadian Tim Hortons/Wendy’s combination restaurants. Equity income was approximately $3.8 million in both the second quarter of 2011 and 2010 ($6.9 million and $7.0 million in the first half of 2011 and 2010, respectively). Equity income from our TIMWEN Partnership is not expected to grow significantly as we are unlikely to add any new properties to this venture in the future.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the second quarter of 2011, we had other income, net of $0.2 million versus $0.3 million in the second quarter of 2010. On a year-to-date basis, other income, net was $0.4 million lower compared to the first half of 2010.

Interest Expense

Total interest expense, including interest on our Senior Notes (as defined below under “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $7.4 million in the second quarter of 2011 and $6.9 million in the second quarter of 2010, representing an increase of $0.5 million. Our Senior Notes, which were issued in fiscal 2010, have a fixed interest rate over seven years, whereas our long-term debt that was retired in 2010 had a much higher variable component, which resulted in lower rates in the second quarter of 2010. In addition, interest from additional capital leases contributed to higher interest expense in the quarter as compared to the same period last year. Partially offsetting these increases was a settlement loss arising from the early termination and settlement of a $30 million interest rate swap in connection with the partial repayment of our term debt in the second quarter of 2010.

Interest expense was $14.8 million in the first half of 2011, compared to $12.3 million in the first half of 2010. The same factors outlined above in the second quarter of 2011 were also prevalent during the year-to-date period as well.

Interest Income

Interest income was $0.9 million in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010 and is comprised of interest earned from our cash and cash equivalents, imputed interest under our U.S. franchisee incentive program (“FIP”), as well as other notes receivable. The increase of $0.7 million in interest income is attributable to higher interest rates in Canada, higher cash balances primarily due to proceeds received from the sale of our 50% joint venture interest in Maidstone in the fourth quarter of 2010, and interest earned from our FIP and other financing programs. Interest income was $2.5 million and $0.5 million year-to-date for 2011 and 2010, respectively, increasing $2.1 million year-over-year and resulting from the same factors driving the second quarter increase.

Income Taxes

The effective income tax rate for the second quarter ended July 3, 2011 was 29.4%, compared to 29.5% for the second quarter ended July 4, 2010. The effective income tax rate for the year-to-date periods ended July 3, 2011 and July 4, 2010 was 29.3% and 30.2%, respectively. Favourably impacting both periods in 2011 was the reduction in the Canadian statutory rates in 2011. Partially offsetting the rate reductions were the following factors: a jurisdictional shift in income that includes the impact of the divestiture of our 50% interest in Maidstone; the favourable resolution of tax audits and other adjustments in 2010 in excess of similar amounts in 2011; and the tax cost associated with an increase in stock-based compensation expense in 2011 that is no longer deductible as a result of previously enacted legislative changes in Canada.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $5.9 million to $0.9 million in the second quarter of 2011, compared to $6.8 million in the second quarter of 2010. On a year-to-date basis, net income attributable to noncontrolling interests was $1.6 million and $12.5 million in 2011 and 2010, respectively. Net income attributable to noncontrolling interests relates to the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and also included the consolidation of our previously-held interest in Maidstone. As a result of the sale of our 50% joint-venture interest in Maidstone in October 2010, we no longer consolidate the operations and net income of Maidstone, which resulted in the substantial majority of the decrease in net income attributable to noncontrolling interests in both the second quarter and first half of 2011. We consolidated approximately 258 and 278 non-owned restaurants, on average, during the second quarter of 2011 and 2010, respectively. During the year-to-date periods of 2011 and 2010, we consolidated approximately 257 and 274 non-owned restaurants, on average, respectively.

Comprehensive Income

In the second quarter of 2011, comprehensive income attributable to Tim Hortons Inc. was $95.5 million, compared to $116.3 million in the second quarter of 2010. Translation adjustment losses were the primary driver of the decline, with a $22.0 million increase year-over-year. Translation adjustment losses arose primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. Partially offsetting this decline was a $1.4 million increase in Net income attributable to Tim Hortons Inc.

On a year-to-date basis, comprehensive income attributable to Tim Hortons Inc. declined $15.7 million to $161.9 million in 2011, from $177.7 million in 2010. Lower comprehensive income year-over-year was primarily related to a $16.1 million increase in translation adjustment losses year-over-year and higher losses of $2.7 million related to cash flow hedges, net of taxes. Partially offsetting these declines was a $3.2 million increase in Net income attributable to Tim Hortons Inc.

The 2011 exchange rates were Cdn$0.9645, and $0.9644 for US$1.00 on July 3, 2011 and April 3, 2011, respectively. The 2010 exchange rates were Cdn$0.9946, $1.0624, and $1.0084 for US$1.00 on January 2, 2011, July 4, 2010 and April 4, 2010, respectively. The exchange rate was Cdn$1.0510 for US$1.00 on January 3, 2010.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2011. Our revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, if needed.

In the first half of 2011, we generated $26.3 million of cash from operations, as compared to cash generated from operations of $235.1 million in the first half of 2010, for a net decrease of $208.8 million (see “Comparative Cash Flows” below for a description of sources and uses of cash within the first half of 2011). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives, or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

Our Revolving Bank Facility is a $250 million unsecured revolving credit facility that matures on December 15, 2014. It is supported by a syndicate lending group of nine financial institutions, of which Canadian financial institutions hold approximately 57% of the total funding commitment. The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR plus a margin. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under the facility can cause the borrowing to be at the base rate which has a floor of one month LIBOR plus 1%. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at July 3, 2011.

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

In March 2010, we entered into interest rate forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These interest rate forwards were settled in June 2010, resulting in a loss of $4.9 million, of which $4.1 million remains in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. This loss is being recognized in interest expense over the seven-year term of the Senior Notes, as noted above.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At July 3, 2011, we had approximately $433.2 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of our share repurchase program and dividends. Given the ongoing credit concerns in financial markets, we continue to be more focused on capital preservation than yield when investing cash. We invest primarily in short-term money market instruments of several large Canadian financial institutions, thereby minimizing both our liquidity risk and counterparty risk associated with our cash and cash equivalents.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant because of our focus on managing our working capital investment. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our strategic plan outlined key aspects of our business that we intend to focus on until the end of 2013. Leveraging significant levels of vertical integration and continuing to explore additional systemwide benefits through vertical integration was one of the key initiatives outlined in our “More than a Great Brand” strategic plan. Consistent with that plan, we have substantially completed constructing a replacement distribution centre in Kingston, Ontario, which will provide one-stop service to our restaurant owners by adding warehouse and distribution capability and capacity for frozen and refrigerated products in addition to dry goods. Total planned capital expenditures on this facility was approximately $45 million, with approximately $28 million capitalized since we began construction on the facility. We began start-up operations in late July 2011 and anticipate transitioning the facility to full operations, servicing approximately 600 restaurants in eastern Ontario and Quebec, in the second half of 2011. As with other vertical integration initiatives, we expect this new facility will deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable financial return for the Company. In 2011, we expect to incur certain start-up costs, primarily in the third quarter that will have an impact on our distribution margins; however, the impact of these costs is included in our 2011 EPS target. We continue to believe that distribution is a critical element of our business model as it allows us to control costs to our restaurant owners and service our restaurants efficiently and effectively while contributing to our profitability.

As a result of the sale of Maidstone, we amended our 2010 share repurchase program to increase the number of shares that may be purchased, funded with the net proceeds from the sale, to return value to shareholders through share repurchases. Under the 2010 amended program, shares were repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations. The 2010 Program terminated on March 2, 2011. As part of our annual capital allocation process, we considered our remaining net proceeds from the sale of our joint venture interest in Maidstone in conjunction with our plan to return capital to shareholders in 2011. Our Board of Directors approved a new share repurchase program (the “2011 Program”) in February 2011 for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 shares, representing 10% of our public float as of February 17, 2011, as defined under the Toronto Stock Exchange (“TSX”) rules. The 2011 Program of up to $445 million is funded from cash flow generation, cash-on-hand and the remaining, undistributed net proceeds from the Maidstone sale in October 2010.

We received regulatory approval for the 2011 Program from the TSX on February 23, 2011. The 2011 Program commenced on March 3, 2011 and is due to terminate on March 2, 2012. The 2011 Program may terminate earlier than March 2, 2012 if the $445 million maximum or regulatory maximum of 14,881,870 shares is reached or, at our discretion, subject to regulatory compliance. There can be no assurance as to the precise number of shares (or equivalent dollar value of shares) that will be purchased under the 2011 Program. Common shares will be purchased under the program through a combination of a 10b5-1 automatic trading plan as well as at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The maximum number of shares that may be purchased during any trading day may not exceed 25% of the average daily trading volume on the TSX, excluding purchases made by us under our 2010 share repurchase program, based on the previous six completed calendar months, for a daily total not to exceed 93,920 common shares. This limit, for which there are permitted exceptions, is determined in accordance with regulatory requirements.

During the first half of 2011, we spent $401.9 million to purchase and cancel approximately 9.2 million of the Company’s common shares as part of our 2010 and 2011 share repurchase programs at an average cost of $43.56 per share.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 160,316,931 common shares outstanding at August 8, 2011.

In February 2011, our Board of Directors approved an increase in the dividend from $0.13 to $0.17 per share paid quarterly, representing an increase of 31%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared and paid its March 2011 and June 2011 dividends at this new rate. Our Board of Directors declared a quarterly dividend payable on September 7, 2011 to its shareholders of record as of August 22, 2011. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in the first half of 2011 was $26.3 million, representing a decrease of $208.8 million as compared to the first half of 2010. The decrease was primarily driven by working capital movements, mainly attributable to the timing of accounts receivables, accounts payable and accrued liabilities and taxes. Accounts receivable collections was temporarily delayed until the first day of the third quarter due to the timing of the Canada Day holiday in the second quarter of 2011. In addition, we also had a number of significant payments in the first half of 2011 from accounts payables and accrued liabilities with the distribution of the majority of our $30 million commitment to restaurant owners related to the sale of Maidstone, settlement of certain closure costs related to the closure of underperforming restaurants in our New England region late in 2010, and significant Tim Card redemptions which were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and are reflected in investing activities below. We also had 2010 income tax balance-due payments, including cash taxes of approximately $45.0 million related to the sale of our joint venture interest in Maidstone.

Investing Activities. Net cash used in investing activities was essentially flat with $38.9 million used in the first half of 2011, compared to $39.0 million used in the first half of 2010. Capital expenditures were $63.4 million in the first half of 2011 and typically represent the largest ongoing component of investing activities. Partially offsetting these expenditures were $38.0 million in proceeds received from the sale of restricted investments, while other investing activities required $13.5 million. Comparatively, capital expenditures were $48.5 million in the first half of 2010, partially offset by $15.0 million in proceeds received from the sale of restricted investments and $5.8 million required for other investing activities.

Capital expenditures are summarized as follows:

	Year-to-date period ended
	July 3, 2011	July 4, 2010
	(in millions)
Capital expenditures
New restaurants	$20.3	$20.7
Restaurant replacements and renovations	13.1	16.3
New distribution facility	13.1	2.5
Other capital needs	16.9	9.0

Total capital expenditures	$63.4	$48.5

Spending related to new restaurant development and remodeling remained relatively flat year-over-year despite a higher number of standard restaurant openings as we continue to focus on opening restaurants which may be less capital-intensive. New restaurant openings, and the associated capital spending, are typically more heavily weighted in the latter half of the year. In the first half of 2011, expenditures included $13.1 million related to our Kingston distribution facility and $16.9 million for other capital needs related primarily to other equipment purchases required for ongoing business needs and technology and infrastructure costs. We continue to expect that future capital needs related to our normal business activities will be funded through ongoing operations.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	July 3, 2011	July 4, 2010
	(in millions)
Canada	$14.4	$16.1
U.S.	5.9	4.6

Total	$20.3	$20.7

Financing Activities. Financing activities used cash of $464.0 million in the first half of 2011 compared to $160.4 million in the first half of 2010. During the first half of 2011, we purchased and cancelled $401.9 million of common shares and paid dividends of $56.1 million. Our increased spending for financing activities is a direct result of additional share repurchases being made as we continue to deploy net proceeds received in October 2010 from the sale of our interest in Maidstone. We will fund the 2011 Program of up to $445 million from cash flow generation, cash-on-hand and the remaining undistributed net proceeds from the Maidstone sale in October 2010.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements, as that term is described by the SEC, as of July 3, 2011 or July 4, 2010.

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

Effective January 3, 2011, we adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective on a prospective basis for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on our condensed consolidated financial statements or related disclosures.

Effective January 3, 2011, we adopted ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades as codified in ASC 718—Compensation—Stock Compensation. This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. This ASU is effective for fiscal years beginning on or after December 15, 2010. The adoption of this ASU did not have an impact on our condensed consolidated financial statements or related disclosures.

Effective January 3, 2011, we adopted ASU No. 2010-17—Revenue Recognition—Milestone Method of Revenue Recognition as codified in ASC 605—Revenue Recognition. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. This ASU is effective for fiscal years, and interim periods, beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on our condensed consolidated financial statements or related disclosures.

Effective January 3, 2011, we adopted ASU No. 2010-20—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses as codified in ASC 310—Receivables. This update improves the disclosures that an entity provides about the credit quality of its financing receivables, excluding short-term trade receivables, and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU was effective for public companies, for interim and annual reporting periods ending on or after December 15, 2010 regarding disclosures as of the end of the reporting period (which we adopted in fiscal 2010), and for interim and annual reporting periods beginning on or after December 15, 2010 regarding disclosures about activity that occurs during a reporting period. The adoption of this update impacted our related disclosures (see note 5 to the condensed consolidated financial statements).

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor and thus the guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: i) the restructuring constitutes a concession, and ii) the debtor is experiencing financial difficulties. The amendments in this Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. We are currently assessing the potential impact, if any, the adoption of this Update may have on our condensed consolidated financial statements and related disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, as codified in ASC 820—Fair Value Measurements. The amendments in this Update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for fiscal years, and interim periods, beginning after December 15, 2011. We are currently assessing the potential impact, if any, the adoption of this Update may have on our condensed consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220—Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently assessing the potential impact, if any, the adoption of this Update may have on our condensed consolidated financial statements and related disclosures.

Impact of Accounting Pronouncements Not Yet Implemented

In February 2010, the SEC released Commission Statement in Support of Convergence and Global Accounting Standards. The statement includes a detailed Work Plan to be executed by the SEC staff in its analysis in determining both whether and how to incorporate International Financial Reporting Standards (“IFRS”) into the U.S. financial reporting system. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, if the SEC incorporates IFRS into the U.S. domestic reporting system, companies could be required to prepare financial statements and accompanying notes in accordance with IFRS as early as fiscal 2015. As a foreign private issuer, the Company is able to apply IFRS earlier if certain approvals are obtained.

Subsequently in May 2011, the SEC released a Staff Paper outlining a possible approach for incorporation of IFRS into the U.S. financial reporting system, should the SEC decide that such incorporation is in the best interests of U.S. investors. In addition, in July 2011, the SEC held a roundtable consisting of investors, regulators and smaller public companies to discuss both the Staff Paper and the benefits and challenges of incorporating IFRS into the U.S. financial reporting system. The SEC has yet to make a decision on if, or how to proceed, with incorporating IFRS. As such, pending the developments of the SEC’s work plan, we are currently assessing the impact that the adoption of IFRS would have on the condensed consolidated financial statements, accompanying notes and disclosures, and we will continue to monitor the development of the potential implementation of IFRS.

Further, although Canadian securities laws generally require Canadian reporting issuers to apply IFRS beginning in 2011, National Instrument 52-107—Acceptable Accounting Principles and Auditing Standards permits issuers that have a class of securities registered under section 12 of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or are required to file reports under section 15(d) of the Exchange Act and which are not registered or required to be registered as an investment company under the U.S. Investment Company Act of 1940, as amended, to elect to prepare financial statements that are filed with or delivered to a securities regulatory authority or regulator (other than acquisition statements) in accordance with U.S. GAAP.

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

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the second quarter ended July 3, 2011 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 25, 2011 (the “2010 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; commodity costs; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto), and our 2010 Form 10-K, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as to management’s expectations as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenues, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at store level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased customer demand for our products resulting in lower sales, revenues, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 56 of this Form 10-Q.

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

From time to time, the Company is also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants and/or leasing of underlying real estate, and with respect to various restaurant owner matters, including but not limited to those described in the first paragraph above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and to-date, these claims have not had a material effect on the Company. Reserves related to the resolution of legal proceedings are included in the Company’s Condensed Consolidated Balance Sheet as a liability under “Accounts payable.” As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)		(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #4 (April 4, 2011 — May 8, 2011)	1,871,741		$45.36	1,871,741	$316,707,370
Monthly Period #5 (May 9, 2011 — June 5, 2011)	1,085,075	(5)	46.24	1,018,540	269,600,046
Monthly Period #6 (June 6, 2011 — July 3, 2011)	1,669,152		44.29	1,669,152	195,686,435

Total	4,625,968		$45.18	4,559,433	$195,686,435

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2011, we announced that we had obtained regulatory approval from the Toronto Stock Exchange (the “TSX”) under the TSX normal course issuer bid rules to commence a 2011 share repurchase program (“2011 program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of our public float as of February 17, 2011. The 2011 program commenced March 3, 2011 and is due to terminate on March 2, 2012. The first purchases were made under the 2011 program on March 3, 2011, and the dollar value of shares that we currently expect to purchase under the 2011 program is approximately $435 million.

(5)

In May 2011, Computershare Trust Company of Canada (the “Trustee”), on behalf of The TDL RSU Plan Trust (the “Trust”), purchased 60,850 common shares on the TSX through a broker, the same broker utilized for our publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement (after vesting at a future date) of restricted stock units awarded in May 2011 to most of our eligible Canadian employees under our 2006 Stock Incentive Plan, as amended and restated from time to time (the “Plan”). As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by us to distribute shares to Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at our direction, the Trustee may acquire additional shares of our stock with such cash in order to pay trust expenses, obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units, or acquire additional shares to fix the cash cost of future grants. In addition, in May 2011, the Trustee, as an agent of ours, also using the same broker utilized for our publicly announced share repurchase program, purchased 5,686 shares on the open market, to settle, after provision for payment of the employees’ minimum statutory withholding tax requirements, our settlement obligation for restricted stock units to certain other employees who do not receive shares from the Trust.

Dividend Restrictions with Respect to Part II, Item 2 Matters

The Company’s Revolving Bank Facility limits the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the Revolving Bank Facility, and there is no default outstanding under the Revolving Bank Facility.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 62.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 11, 2011	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10(a)*	Form of Restricted Stock Unit Award Agreement (2011 Award)

10(b)*	Form of Nonqualified Stock Option Award Agreement (2011 Award)

10(c)	Severance Agreement and Final Release, effective as of May 31, 2011, by and between Tim Hortons Inc. and Donald Schroeder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on June 6, 2011)

31(a)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)*	Section 1350 Certification of Chief Executive Officer

32(b)*	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits attached hereto

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”