Form 10-Q
period 2011-10-02
Tim Hortons Inc.
filed 2011-11-10
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common shares	158,367,495 shares

Exhibit Index on page 62.

TIM HORTONS INC. AND SUBSIDIARIES

On November 4, 2011, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9824 for Cdn$1.00.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues
Sales	$511,488	$468,000	$1,464,023	$1,318,292
Franchise revenues:
Rents and royalties	188,956	176,964	542,175	512,803
Franchise fees	26,486	25,556	66,979	61,899

	215,442	202,520	609,154	574,702

Total revenues	726,930	670,520	2,073,177	1,892,994

Costs and expenses
Cost of sales	452,996	398,957	1,289,379	1,121,351
Operating expenses	65,348	61,690	192,604	181,975
Franchise fee costs	26,117	24,908	67,853	63,113
General and administrative expenses	34,744	35,790	118,709	107,207
Equity (income)	(3,855)	(4,015)	(10,788)	(11,032)
Asset impairment and related closure costs, net (note 2)	372	20,888	372	20,888
Other (income), net	(1,598)	(708)	(1,579)	(1,105)

Total costs and expenses, net	574,124	537,510	1,656,550	1,482,397

Operating income	152,806	133,010	416,627	410,597
Interest (expense)	(7,443)	(6,472)	(22,246)	(18,797)
Interest income	738	432	3,265	892

Income before income taxes	146,101	126,970	397,646	392,692
Income taxes (note 3)	42,302	45,268	115,993	125,492

Net income	103,799	81,702	281,653	267,200
Net income attributable to noncontrolling interests	168	7,874	1,794	20,362

Net income attributable to Tim Hortons Inc.	$103,631	$73,828	$279,859	$246,838

Basic earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.65	$0.43	$1.71	$1.41

Diluted earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.65	$0.42	$1.71	$1.41

Weighted average number of common shares outstanding — Basic (in thousands) (note 4)	159,584	173,482	163,535	174,744

Weighted average number of common shares outstanding — Diluted (in thousands) (note 4)	160,063	173,743	164,026	175,002

Dividend per common share	$0.17	$0.13	$0.51	$0.39

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET – (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	October 2, 2011	January 2, 2011
Assets
Current assets
Cash and cash equivalents	$91,118	$574,354
Restricted cash and cash equivalents	69,395	67,110
Restricted investments	0	37,970
Accounts receivable, net	172,344	182,005
Notes receivable, net (note 5)	11,200	12,543
Deferred income taxes	2,521	7,025
Inventories and other, net (note 6)	159,325	100,712
Advertising fund restricted assets (note 13)	29,062	27,402

Total current assets	534,965	1,009,121
Property and equipment, net	1,422,418	1,373,670
Notes receivable, net (note 5)	3,499	3,811
Deferred income taxes	12,291	13,730
Intangible assets, net	4,681	5,270
Equity investments (note 13)	44,098	44,767
Other assets (note 8)	54,634	31,147

Total assets	$2,076,586	$2,481,516

Liabilities and Equity
Current liabilities
Accounts payable (note 7)	$160,988	$142,444
Accrued liabilities:
Salaries and wages	21,495	20,567
Taxes	23,985	65,654
Other (note 7)	116,328	209,663
Deferred income taxes	940	2,205
Advertising fund restricted liabilities (note 13)	40,709	41,026
Current portion of long-term obligations	9,646	9,937

Total current liabilities	374,091	491,496

Long-term obligations
Long-term debt	350,314	344,726
Advertising fund restricted debt (note 13)	475	468
Capital leases	87,230	82,217
Deferred income taxes	5,653	8,237
Other long-term liabilities (note 7)	116,737	111,930

Total long-term obligations	560,409	547,578

Commitments and contingencies (note 9)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 158,656,910 and 170,664,295 shares, respectively (note 10)	449,949	484,050
Contributed surplus	6,149	0
Common shares held in Trust, at cost: 314,653 and 278,082 shares, respectively (note 13)	(11,506)	(9,542)
Retained earnings	803,754	1,105,882
Accumulated other comprehensive loss	(107,392)	(143,589)

Total equity of Tim Hortons Inc.	1,140,954	1,436,801
Noncontrolling interests	1,132	5,641

Total equity	1,142,086	1,442,442

Total liabilities and equity	$2,076,586	$2,481,516

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	October 2, 2011	October 3, 2010
Cash flows provided from (used in) operating activities
Net income	$281,653	$267,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	85,675	88,368
Asset impairment and related closure costs, net (note 2)	372	20,888
Stock-based compensation expense (note 11)	14,481	9,500
Amortization of Maidstone Bakeries’ supply contract (note 7)	(6,190)	0
Deferred income taxes	(4,062)	2,351
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(2,084)	46,443
Accounts receivable	6,356	37,141
Inventories and other	(41,163)	(35,068)
Accounts payable and accrued liabilities	(87,553)	5,172
Taxes	(41,670)	2,054
Other, net	12,954	(7,189)

Net cash provided from operating activities	218,769	436,860

Cash flows provided from (used in) investing activities
Capital expenditures	(106,031)	(78,988)
Proceeds from sale of restricted investments	38,000	20,240
Purchase of restricted investments	0	(37,832)
Other investing activities	(10,106)	1,076

Net cash used in investing activities	(78,137)	(95,504)

Cash flows provided from (used in) financing activities
Purchase of common shares (note 10)	(530,139)	(136,036)
Dividend payments to common shareholders	(83,318)	(68,004)
Proceeds from issuance of debt (net of issuance costs)	2,578	200,518
Principal payments on other long-term debt obligations	(6,126)	(204,760)
Purchase of common shares held in trust (note 11)	(2,797)	(3,252)
Purchase of common shares for settlement of restricted stock units (note 11)	(262)	(377)
Other financing activities	(6,303)	(16,331)

Net cash used in financing activities	(626,367)	(228,242)

Effect of exchange rate changes on cash	2,499	(1,308)

(Decrease) increase in cash and cash equivalents	(483,236)	111,806
Cash and cash equivalents at beginning of period	574,354	121,653
Less: Cash and cash equivalents included in assets held for sale	0	(37,757)

Cash and cash equivalents at end of period	$91,118	$195,702

Supplemental disclosures of cash flow information:
Interest paid	$18,918	$15,125
Income taxes paid	$171,676	$120,346
Non-cash investing and financing activities:
Capital lease obligations incurred	$15,351	$12,475

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended October 2, 2011	Year ended January 2, 2011
Common shares
Balance at beginning of period	$484,050	$502,872
Repurchase of common shares (note 10)	(34,101)	(18,822)

Balance at end of period	$449,949	$484,050

Contributed surplus
Balance at beginning of period	$0	$0
Stock-based compensation, net	6,149	0

Balance at end of period	$6,149	$0

Common shares held in Trust
Balance at beginning of period	$(9,542)	$(9,437)
Purchased during the period (note 11)	(2,797)	(3,252)
Disbursed from Trust during the period (note 11)	833	3,147

Balance at end of period	$(11,506)	$(9,542)

Retained earnings
Balance at beginning of period	$1,105,882	$796,235
Net income attributable to Tim Hortons Inc.	279,859	623,959
Dividends	(83,318)	(90,304)
Stock-based compensation, net	(2,631)	(235)
Repurchase of common shares – excess of stated value (note 10)	(496,038)	(223,773)

Balance at end of period	$803,754	$1,105,882

Accumulated other comprehensive loss
Balance at beginning of period	$(143,589)	$(120,061)
Other comprehensive income (loss) (note 12)	36,197	(23,528)

Balance at end of period	$(107,392)	$(143,589)

Total equity of Tim Hortons Inc.	$1,140,954	$1,436,801

Noncontrolling interests
Balance at beginning of period	$5,641	$86,077
Net income attributable to noncontrolling interests	1,794	23,159
Sale of interest in Maidstone Bakeries	0	(81,071)
Distributions and other, net from noncontrolling interests	(6,303)	(22,524)

Balance at end of period (note 13)	$1,132	$5,641

Total equity	$1,142,086	$1,442,442

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY –

NUMBER OF COMMON SHARES OF TIM HORTONS INC.

(Unaudited)

(in thousands of common shares)

	Year-to-date period ended October 2, 2011	Year ended January 2, 2011
Common shares
Balance at beginning of period	170,664	177,319
Repurchased during the period (note 10)	(12,007)	(6,655)

Balance at end of period	158,657	170,664

Common shares held in Trust
Balance at beginning of period	(278)	(279)
Purchased during the period (note 11)	(61)	(91)
Disbursed from Trust during the period (note 11)	24	92

Balance at end of period	(315)	(278)

Common shares issued and outstanding	158,342	170,386

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

The Company’s principal business is the development and franchising and, to a minimal extent, operation of quick service restaurants that serve coffee and other hot and cold beverages, baked goods, sandwiches, soups, and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper, equipment and food products, including shelf-stable products and, from one fully operational distribution centre and a second to be fully operational by the end of the year, refrigerated and frozen food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. As at October 2, 2011, the Company and its restaurant owners operated 3,225 restaurants in Canada (99.7% franchised) and 645 restaurants in the United States (“U.S.”) (98.4% franchised) under the name “Tim Hortons®.” In addition, the Company’s first full-serve, franchised restaurant was opened in the United Arab Emirates within the Gulf Cooperation Council (“GCC”) during the third quarter of 2011. The Company also had 255 primarily self-serve licensed locations in the Republic of Ireland and the United Kingdom as at October 2, 2011.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at October 2, 2011 and January 2, 2011, and the condensed consolidated results of operations, comprehensive income (see note 12) and cash flows for the quarters and/or year-to-date periods ended October 2, 2011 and October 3, 2010. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2010 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2011. The January 2, 2011 Condensed Consolidated Balance Sheet was derived from the same audited 2010 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

The functional currency of Tim Hortons Inc. is the Canadian dollar, as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries is typically the primary currency in which each subsidiary operates, and is one of the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries, certain independent restaurant owners, and joint ventures consolidated in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 810—Consolidation (“ASC 810”) (see note 13). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted cash and cash equivalents and Restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Condensed Consolidated Balance Sheet relate to the Company’s Tim Card® quick-pay cash card program. The combined balances as at October 2, 2011 and January 2, 2011 represent the net amount of cash loaded on the cards by customers, less redemptions. The balances are restricted, and cannot be used for any purpose other than for settlement of obligations under the cash card program. Since the inception of the cash card program, the interest on the Restricted cash and cash equivalents and Restricted investments has been contributed by the Company to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the cash card program are included in Accrued liabilities, Other on the Condensed Consolidated Balance Sheet and are disclosed in note 7.

From time to time, the Company may invest some of these funds for initial periods in excess of three months, but less than one year. When funds are invested, only Restricted cash and cash equivalents balances in excess of expected net redemptions over the investment time horizon are used for such investments, and the Company does not intend to redeem these investments prior to maturity. As a result, these investments are deemed to be held-to-maturity and are recorded at amortized cost on the Condensed Consolidated Balance Sheet. There were no Restricted investments outstanding as at October 2, 2011.

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

Variable interest entities (“VIEs”)

The Company analyzes its variable interests, including its equity investments and certain license or operator arrangements with various entities in accordance with the requirements of ASC 810. The Company determines its interests in VIEs, and then assesses whether the Company is considered to be the primary beneficiary of these VIEs. If the Company determines it is the primary beneficiary, the Company consolidates that VIE’s assets, liabilities, results of operations and cash flows (see note 13). If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable U.S. GAAP.

Accounting changes – new accounting standards

Effective January 3, 2011, the Company adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective on a prospective basis for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

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

Effective July 4, 2011, the Company adopted ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor and thus the guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the debtor is experiencing financial difficulties, and (ii) the restructuring constitutes a concession. The amendments in this Update were effective for the first interim or annual periods beginning on or after June 15, 2011, and were applied retrospectively to the beginning of 2011. For the purposes of measuring impairment of receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as at the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The adoption of this Update has been reflected in the Company’s related financial disclosures (see note 5).

NOTE 2 ASSET IMPAIRMENT AND RELATED CLOSURE COSTS, NET

In the third quarter of 2011, the Company recorded an asset impairment charge of $1.9 million which reflects current real estate and equipment values in the Company’s Portland market. Approximately $0.9 million of this asset impairment charge is related to VIEs in the Portland market. In addition, approximately $1.5 million of accrued closures costs were reversed into Net income upon the substantial conclusion of closure activities related to the Company’s New England markets. Combined, the asset impairment charge and the reversal of closure costs resulted in a net charge of $0.4 million in the third quarter of 2011.

In the third quarter of 2010, the Company completed an impairment review regarding the Company’s Portland, Providence and Hartford markets in the New England region. The same-store sales growth and financial performance of these markets had continued to underperform based on the Company’s expectations. The Company determined that the future expected undiscounted cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in an asset impairment charge of $20.9 million being recorded.

These asset impairment charges are included in Asset impairment and related closure costs, net on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. These asset impairment charges have also been reflected in the U.S. operating segment and VIE, as applicable (note 14).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 3 INCOME TAXES

The effective income tax rate for the third quarter ended October 2, 2011 was 29.0%, compared to 35.7% for the third quarter ended October 3, 2010. The effective income tax rate for the year-to-date periods ended October 2, 2011 and October 3, 2010 was 29.2% and 32.0%, respectively. The 2011 effective tax rate was positively impacted by the reduction in the Canadian statutory rates in 2011, partially offset by a jurisdictional shift in income that includes the impact of the divestiture of the Company’s interest in Maidstone Bakeries. The 2010 effective tax rate was negatively impacted by the asset impairment charge of $20.9 million with no corresponding tax benefit recognized.

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

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$103,631	$73,828	$279,859	$246,838

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	159,584	173,482	163,535	174,744
Dilutive impact of restricted stock units (in thousands)	234	230	266	255
Dilutive impact of stock options with tandem SARs (in thousands)	245	31	225	3

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	160,063	173,743	164,026	175,002

Basic earnings per common share attributable to Tim Hortons Inc.	$0.65	$0.43	$1.71	$1.41

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.65	$0.42	$1.71	$1.41

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 NOTES RECEIVABLE, NET

The Company has a franchise incentive program (“FIP”) for certain of the Company’s U.S. restaurant owners, which provides financing for both the initial franchise fee and the purchase of certain restaurant equipment, furniture, trades fixtures, and interior signs. The payment for those assets is deferred for a period of 104 weeks from the date of opening (“the prescribed period”). The restaurant owner also has the option of paying for the initial franchise fee on a weekly basis over the prescribed period from the date of the opening of the restaurant. The FIP is not available to restaurant owners governed by an operator agreement.

Notes receivable arise primarily from the financing of such arrangements under the FIP and from past-due restaurant owner obligations. Most of these notes are generally non-interest bearing and are payable in full at the end of the prescribed period. In many cases, the Company will choose to hold a note beyond the prescribed period to help ensure a restaurant owner achieves certain profitability targets, or to accommodate a restaurant owner seeking to obtain third-party financing. If the restaurant owner does not repay the note, the Company is able to take back ownership of the restaurant and equipment based on the underlying franchise agreement, which collateralizes the note and, therefore, minimizes the credit risk to the Company.

The need for an allowance for uncollectible amounts is reviewed quarterly and on a specific restaurant owner basis using information available to the Company, including past-due balances, whether the Company has held the note beyond the prescribed period, thereby granting a concession, restaurant sales and profitability targets, collateral available as security, and the financial strength of the restaurant owner. Uncollectible amounts for notes receivable, both principal and imputed interest, are provided for when those amounts are identified as either uncollectible or impaired. For impaired notes, the Company has established an allowance for the difference between the net investment in the note and the current value of the underlying collateral of the note, which is based on the current value of the underlying business and its equipment.

	As at
	October 2, 2011	January 2, 2011
Notes receivable, net of allowance, short-term	$11,200	$12,543
Notes receivable, net of allowance, discounted, long-term	3,499	3,811

	$14,699	$16,354

The following table outlines the activity of the Company’s notes receivable allowance for uncollectible amounts as at October 2, 2011 and January 2, 2011.

	As at
	October 2, 2011	January 2, 2011
Balance at beginning of period	$265	$136
Charged to Franchise fee costs	1,207	124
Net additions (deductions)	70	5

Balance at end of period	$1,542	$265

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following tables detail the Company’s notes receivable balances as at October 2, 2011 and January 2, 2011:

	As at
	October 2, 2011			January 2, 2011
Portfolio Segment	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
FIPs	$27,019	$(18,975)	$8,044	$35,218	$(24,469)	$10,749
Other (1)	8,197	0	8,197	5,870	0	5,870

Notes receivable	35,216	(18,975)	16,241	41,088	(24,469)	16,619

Allowance(3)			(1,542)			(265)

Notes receivable, net			$14,699			$16,354

	As at
	October 2, 2011			January 2, 2011
Class and Aging	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
Current status (FIPs and other)	$11,520	$(3,812)	$7,708	$16,493	$(6,832)	$9,661
Past due status < 90 days (FIPs)	1,640	(1,025)	615	4,432	(3,422)	1,010
Past due status > 90 days (FIPs)	22,056	(14,138)	7,918	20,163	(14,215)	5,948

Notes receivable	35,216	(18,975)	16,241	41,088	(24,469)	16,619

Allowance(3)			(1,542)			(265)

Notes receivable, net			$14,699			$16,354

(1)	Other notes receivable relate primarily to a note issued in 2009 to a vendor to finance a property sale and notes receivable on various equipment and other financing programs.
(2)

In cases where the Company is considered to be the primary beneficiary of a VIE, the Company is required to consolidate that VIE. As such, various assets and liabilities of these VIEs and the Company are eliminated upon the consolidation, the most significant of which are the notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 13).

(3)	The Company recorded an allowance of $1.1 million in the third quarter of 2011 to reflect the current value of the underlying collateral of certain notes receivable.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6 INVENTORIES AND OTHER, NET

Inventories and other, net include the following as at October 2, 2011 and January 2, 2011:

	As at
	October 2, 2011	January 2, 2011
Raw materials	$73,256	$29,720
Work-in-process	637	204
Finished goods	62,570	56,935

	136,463	86,859
Inventory obsolescence provision	(1,014)	(1,052)

Inventories, net	135,449	85,807
Prepaids and other	23,876	14,905

Inventories and other, net	$159,325	$100,712

NOTE 7 ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER, AND OTHER LONG–TERM LIABILITIES

Included within Accounts payable are the following obligations as at October 2, 2011 and January 2, 2011:

	As at
	October 2, 2011	January 2, 2011
Accounts payable	$124,435	$116,884
Construction holdbacks and accruals	36,553	25,560

	$160,988	$142,444

Included within Accrued liabilities, Other are the following current obligations as at October 2, 2011 and January 2, 2011:

	As at
	October 2, 2011	January 2, 2011
Cash card obligations to customers	$70,714	$100,556
Deferred revenues, rent	2,021	23,501
Contingent rent expense accrual	12,493	13,057
Maidstone Bakeries supply contract deferred liability – current	8,335	8,253
Restaurant closure cost accrual	1,585	11,316
Gift certificate obligations to customers	4,250	6,012
Amounts owing to restaurant owners	319	30,000
Other accrued liabilities	16,611	16,968

	$116,328	$209,663

Other accrued liabilities include deferred revenues, deposits, and various equipment and other accruals, including as at October 2, 2011, $3.3 million of the $6.3 million charge related to the separation agreement with the Company’s former President and Chief Executive Officer, which included severance charges, advisory fees, and other related costs and expenses.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

During the third quarter of 2011, the Company settled approximately $1.9 million ($0.2 million in the third quarter of 2010) of its closure cost liabilities associated with the closure of underperforming restaurants in the New England region ($8.3 million and $0.6 million year-to-date 2011 and 2010, respectively). No additional amounts were accrued in the year-to-date period ended October 2, 2011. Approximately $1.5 million of the accrual was reversed into Net income upon the substantial conclusion of the closure activities in the third quarter of 2011 and is included as a reduction in Asset impairment and related closure costs, net on the Condensed Consolidated Statement of Operations.

Included within Other long-term liabilities on the Condensed Consolidated Balance Sheet are the following obligations as at October 2, 2011 and January 2, 2011:

	As at
	October 2, 2011	January 2, 2011
Maidstone Bakeries supply contract deferred liability – long-term	$25,344	$31,616
Accrued rent expense leveling liability	29,145	26,544
Unrecognized tax benefits (1)	26,010	23,635
Stock-based compensation liabilities	18,677	12,453
Other accrued long-term liabilities (2)	17,561	17,682

	$116,737	$111,930

(1)	Includes accrued interest.
(2)	Includes deferred revenues and various other accruals.

During the third quarter of 2011, the Company recorded $2.1 million ($0 in third quarter of 2010) as a reduction to Cost of sales related to the amortization of the Maidstone Bakeries supply contract deferred liability ($6.2 million and $0 year-to-date 2011 and 2010, respectively).

NOTE 8 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

ASC 815—Derivatives and Hedging (“ASC 815”) requires the Company to recognize derivatives as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheet. ASC 815 also permits companies to designate derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges, or hedges of net investments in foreign operations. This designation is based on the exposure being hedged.

The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not designated as hedging instruments for accounting purposes, such as the total return swap (“TRS”), but which largely offset the economic impact of variability in stock option expense due to fluctuations in the Company’s common share price.

The Company limits its counterparty risk associated with its derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have a significant exposure to any individual counterparty as at October 2, 2011 or January 2, 2011.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates primarily for its investments. The Company seeks to manage its cash flow and income exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency and interest rate exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates or interest rates on net income and cash flows. The fair values of derivatives used by the Company are based on quoted market prices for comparable products and have, therefore, been classified as observable Level 2 inputs as defined by ASC 820—Fair Value Measurements (“ASC 820”). There were no outstanding interest-rate-related cash flow hedges as at October 2, 2011 or January 2, 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges that the Company may or has entered into include, but are not limited to: (i) forward foreign exchange contracts that are entered into to fix the price of U.S. dollar-denominated future purchases; (ii) interest rate forward contracts that were entered into in 2010 to fix the future interest payments on the initial issuance of $200 million of the 4.2% Senior Unsecured Notes, Series 1, due June 1, 2017 (“Senior Notes”); and (iii) interest rate swaps that previously converted a portion of the Company’s floating rate debt to fixed rate debt that were designed to reduce the impact of interest rate changes on future interest expense prior to the repayment of the underlying debt obligation in 2010.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of Accumulated other comprehensive loss in Total equity of Tim Hortons Inc. and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Condensed Consolidated Statement of Operations. The Company discontinues hedge accounting when: (i) it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is probable that the forecasted transaction will not occur; or (iv) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Fair value hedges: The Company may, from time to time, enter into fair value hedges to reduce the exposure to changes in the fair value of certain assets or liabilities. For fair value hedges, the gains or losses on derivatives, as well as the offsetting gains or losses attributable to the risk being hedged, are recognized in current earnings in the Condensed Consolidated Statement of Operations in Other (income) expense, net. There were no outstanding fair value hedges as at October 2, 2011 or January 2, 2011.

Other derivatives: The Company has a number of TRS outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that are expected to settle in cash, namely, the SARs that are associated with stock options and, to a lesser extent, deferred share units (“DSUs”) (see note 11) both of which are issued pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated from time to time (“2006 Plan”). The TRS do not qualify as accounting hedges under ASC 815, and, as such, they are adjusted to fair value in accordance with ASC 815 at the end of each reporting period. The impact of the revaluation is reported in the Condensed Consolidated Statement of Operations. The fair value of these derivatives was determined using Level 2 inputs, as defined by ASC 820. Changes in the fair value of these derivatives are included in General and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs and, to a lesser extent, DSUs. Each TRS has an initial term of between four and seven years, but each contract allows for partial settlements, at the option of the Company, over the term, without penalty.

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

•

Level 2—Inputs, other than Level 1 inputs, that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include: (i) quoted market prices for similar assets or liabilities; (ii) quoted prices in markets that are not active; or (iii) other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 815 and ASC 820, the tables below outline the Company’s outstanding derivatives and fair value measurements as at October 2, 2011 and January 2, 2011.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Financial Assets and Liabilities

The following table summarizes the classification and fair value of derivative instruments on the Condensed Consolidated Balance Sheet:

	As at
	October 2, 2011				January 2, 2011
	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments

Forward currency contracts (1)	$238,843	Level 2	$15,288	Inventories and other, net	$119,302	Level 2	$(3,538)	Accounts payable

Income tax effect			(4,311)	Deferred income taxes (current)			1,087	Deferred income taxes (current)

Net of income taxes			$10,977				$(2,451)

Derivatives not designated as hedging instruments

TRS (2)	$30,591	Level 2	$8,761	Other long- term assets	$14,977	Level 2	$4,253	Other long- term assets
Forward currency contracts (3)	$277	Level 2	$27	Inventories and other, net	$0	N/A	$0	N/A

	$30,868		$8,788		$14,977		$4,253

Income tax effect			(2,198)	Deferred income taxes (non-current)			(1,063)	Deferred income taxes (non-current)

Net of income taxes			$6,590				$3,190

N/A	Not Applicable
(1)	Maturities as at October 2, 2011 extend between October 2011 and December 2012.
(2)	Maturities of May 2015, May 2016, May 2017 and May 2018.
(3)	Consists of forward currency buy and sell contracts of $2.6 million and $2.3 million, respectively. Maturities as at October 2, 2011 extend between December 2011 and February 2012.

The Company values most of its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model. The fair value of forward currency contracts are determined using prevailing exchange rates. The fair value of each TRS is determined using the Company’s closing common share price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange (“TSX”).

In addition to the fair value of the TRS of $8.8 million and $4.3 million noted in the above table, included in long-term Other assets is an investment of $30.6 million and $15.0 million as at October 2, 2011 and January 2, 2011, respectively in bearer deposit notes that the Company holds to reduce the carrying cost of the TRS.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The tables below summarize the effect of derivative instruments on the Condensed Consolidated Statement of Comprehensive Income (note 12) for the third quarter and year-to-date periods ended October 2, 2011 and October 3, 2010, but excludes amounts related to ineffectiveness, as they were not significant:

	Third quarter ended October 2, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$21,087	$1,416	Cost of sales	$22,503

Interest rate forwards (2)	0	173	Interest (expense)	173

Total	$21,087	$1,589		$22,676

Income tax effect	(5,950)	(442)	Income taxes	(6,392)

Net of income taxes	$15,137	$1,147		$16,284

	Third quarter ended October 3, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(3,231)	$(286)	Cost of sales	$(3,517)

Interest rate swaps	42	875	Interest (expense)	917

Interest rate forwards (2)	0	173	Interest (expense)	173

Total	$(3,189)	$762		$(2,427)

Income tax effect	843	(252)	Income taxes	591

Net of income taxes	$(2,346)	$510		$(1,836)

(1)	Other comprehensive income (“OCI”).
(2)

The Company entered into interest rate forwards during the first quarter of 2010, which were settled during the second quarter of 2010. The resulting loss of $4.9 million was recorded in OCI. This loss will be recognized in interest expense over the seven year term of the $200 million Senior Notes, resulting in an effective interest rate of the Senior Notes of 4.59%.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

	Year-to-date period ended October 2, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$12,189	$6,637	Cost of sales	$18,826

Interest rate forwards(2)	0	517	Interest (expense)	517

Total	$12,189	$7,154		$19,343

Income tax effect	(3,525)	(2,003)	Income taxes	(5,528)

Net of income taxes	$8,664	$5,151		$13,815

	Year-to-date period ended October 3, 2010
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Condensed Consolidated Statement of Operations	Total effect on OCI(1) Decrease/ (Increase)
Derivatives designated as cash flow hedging instruments under ASC 815

Forward currency contracts	$(1,924)	$979	Cost of sales	$(945)

Interest rate swaps	(469)	4,486	Interest (expense)	4,017

Interest rate forwards(2)	(4,855)	237	Interest (expense)	(4,618)

Total	$(7,248)	$5,702		$(1,546)

Income tax effect	1,945	(1,956)	Income taxes	(11)

Net of income taxes	$(5,303)	$3,746		$(1,557)

(1)	Other comprehensive income (“OCI”).
(2)

The Company entered into interest rate forwards during the first quarter of 2010, which were settled during the second quarter of 2010. The resulting loss of $4.9 million was recorded in OCI. This loss will be recognized in interest expense over the seven year term of the $200 million Senior Notes, resulting in an effective interest rate of the Senior Notes of 4.59%.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments under ASC 815 resulted in a gain of $1.0 million and $1.6 million in the third quarters ended October 2, 2011 and October 3, 2010, respectively ($4.5 million and $2.0 million for the year-to-date periods ended October 2, 2011 and October 3, 2010, respectively). The gain associated with the TRS was recorded as a reduction to General and administrative expenses, and the gain relating to the foreign currency contracts was recorded in Other (income), net on the Condensed Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9 COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain leases and debt payments, primarily related to restaurant owners, amounting to $1.8 million and $1.0 million as at October 2, 2011 and January 2, 2011, respectively. In the event of a default by a restaurant owner, the Company generally retains the right to acquire possession of the related restaurants. At October 2, 2011 and January 2, 2011, the Company is also the guarantor on $9.0 million and $10.3 million, respectively, in letters of credit and surety bonds with various parties; however, management does not expect any material loss to result from these instruments because management does not believe performance will be required as the underlying event(s) that would require payment are not expected to occur and have not occurred as at October 2, 2011. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed seven years.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian restaurant owners, asserts damages of approximately $1.95 billion. Those damages are claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The two motions were heard in August and October 2011 and the court’s decision on those motions is pending. The Company’s position on the motions is that the action should be dismissed in its entirety, and the Company believes that there are significant issues with certification as proposed by the plaintiffs. It is also the position of the Company that if any causes of action survive final determination of the motion for summary judgment and are certified, the Company continues to believe that the plaintiffs’ claim is without merit and will not be successful, and the Company intends to defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 COMMON SHARES

Share repurchase programs

On February 23, 2011, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (“2011 Program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of the Company’s public float as defined under the TSX rule as at February 17, 2011. The Company’s common shares are being purchased under the 2011 Program through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases are being made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The 2011 Program is due to terminate on March 2, 2012, or earlier if the $445 million or the 10% share maximum is reached. The 2011 Program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of common shares or the dollar value of common shares that may be repurchased under the 2011 Program. The common shares purchased pursuant to the 2011 Program are being cancelled.

In the year-to-date period ended October 2, 2011, the Company purchased and cancelled approximately 12.0 million common shares for a total cost of approximately $530.1 million under the Company’s 2010 and 2011 repurchase programs, of which $34.1 million reduced the stated value of common shares and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

In the year-to-date period ended October 3, 2010, the Company purchased and cancelled approximately 4.0 million common shares for a total cost of approximately $136.0 million under the Company’s 2009 and 2010 repurchase programs, of which $11.3 million reduced the stated value of common shares, and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

NOTE 11 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
RSUs	$1,752	$1,736	$5,207	$5,052
Stock options and tandem SARs	1,208	1,707	7,608	3,160
DSUs	359	610	1,666	1,288

Total stock-based compensation expense	$3,319	$4,053	$14,481	$9,500

The Company begins expensing performance-based RSUs at the time the performance measures are set. As a result, the Company began expensing amounts relating to the planned May 2012 grants in March 2011, and the May 2011 grants in March 2010, on management’s determination that the achievement of the performance condition for the planned grants is probable.

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs (see note 8). The Company recognized gains relating to the TRS of $0.9 million and $1.6 million in the third quarters ended October 2, 2011 and October 3, 2010, respectively (gains of $4.5 million and $2.0 million in year-to-date periods ended October 2, 2011 and October 3, 2010, respectively).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

Details of stock-based compensation grants and settlements during 2011 are set forth below.

Deferred share units

Approximately 18,200 DSUs were granted during the year-to-date period ended October 2, 2011 (22,600 year-to-date period ended October 3, 2010) at a fair market value of $44.53 ($34.96 year-to-date period ended October 3, 2010). There were no DSU settlements during the year-to-date period ended October 2, 2011 (5,200 settled in the year-to-date period ended October 3, 2010). DSUs are liability-based awards and, as such, are revalued each reporting period to the Company’s closing common share price on the TSX or NYSE, and converted to Canadian dollars, as applicable, at the end of each fiscal period.

Restricted stock units

The table below reflects the RSU awards approved by the Company’s Human Resource and Compensation Committee (“HRCC”) and vesting and settlements associated with such awards for the periods set forth below:

	Restricted Stock Units	Weighted Average Value per Unit
	(in thousands)	(in dollars)
Balance at January 3, 2010	312	$31.15

Granted	189	$35.04
Dividend equivalent rights	5	36.55
Vested and settled	(204)	32.48
Forfeited	(9)	31.38

Balance at January 2, 2011	293	$32.83

Granted	164	$45.76
Dividend equivalent rights	4	44.61
Vested and settled	(54)	32.14
Forfeited	(11)	34.47

Balance at October 2, 2011	396	$38.36

In the year-to-date period ended October 2, 2011, the Company funded the TDL RSU Employee Benefit Plan Trust (the “Trust”), which, in turn, purchased approximately 61,000 common shares for approximately $2.8 million (91,000 common shares for $3.3 million in 2010). For accounting purposes, the cost of the purchase of common shares held in the Trust has been accounted for as a reduction in common shares, and the Trust has been consolidated in accordance with ASC 810, since the Company is the primary beneficiary, as that term is defined by ASC 810. The Trust is used to fix the Company’s future cash requirements in connection with the settlement, after vesting, of outstanding RSUs by delivery of common shares held in the Trust to most of the Canadian officers and employees that participate in the 2006 Plan.

In 2011 and 2010, RSUs were settled by one of the following means: (i) by way of disbursement of common shares from the Trust; or (ii) by way of an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities requirements and other factors are also considered.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

RSUs that vested during the year-to-date periods ended October 2, 2011 and October 3, 2010 were settled with the participants in the following manner:

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

Stock options and tandem SARs

The table below reflects the stock option with tandem SAR awards approved by the HRCC and exercise activity associated with such awards for the periods set forth below:

	Stock Options with tandem SARs	Weighted Average Grant Price
	(in thousands)	(in dollars)
Balance at January 3, 2010	727	$29.86
Granted	403	35.23
Exercised	(35)	28.87
Cancelled/forfeited	(9)	32.24

Balance at January 2, 2011	1,086	$31.87
Granted	339	45.76
Exercised	(196)	30.60
Cancelled/forfeited	(19)	35.10

Balance at October 2, 2011	1,210	$35.91

A total of 196,000 vested SARs were exercised and cash-settled for approximately $2.4 million, net of applicable withholding taxes, in the year-to-date period ended October 2, 2011 (14,500 year-to-date period ended October 3, 2010 for approximately $0.1 million, net of applicable withholding taxes). The associated options were cancelled.

The fair value of outstanding stock options with tandem SARs was determined, in accordance with ASC 718, at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

	As at
	October 2, 2011	January 2, 2011
Expected share price volatility	16% – 24%	13% – 24%
Risk-free interest rate	0.9% – 1.2%	1.4% – 2.3%
Expected life	1.8 – 4.1 years	0.9 – 4.4 years
Expected dividend yield	1.4%	1.3%
Closing share price(1)	$48.71	$41.10

(1)	As quoted on the TSX.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

The components of Other comprehensive income (loss) and Total comprehensive income attributable to Tim Hortons Inc. are shown below:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$103,799	$81,702	$281,653	$267,200
Other comprehensive income (loss)
Translation adjustments gain (loss)	34,147	(16,364)	22,382	(11,987)
Unrealized gains (losses) from cash flow hedges:
Net gain (loss) from change in fair value of derivatives	15,137	(2,346)	8,664	(5,303)
Amount of net loss reclassified to earnings during the period	1,147	510	5,151	3,746

Total cash flow hedges	16,284	(1,836)	13,815	(1,557)

Total other comprehensive income (loss)	50,431	(18,200)	36,197	(13,544)

Total comprehensive income	154,230	63,502	317,850	253,656
Total comprehensive income attributable to noncontrolling interests	168	7,874	1,794	20,362

Total comprehensive income attributable to Tim Hortons Inc.	$154,062	$55,628	$316,056	$233,294

Income tax (expense) recovery components netted in the above table are detailed as follows:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cash flow hedges:
Net tax (expense) recovery from change in fair value of derivatives	$(5,950)	$843	$(3,525)	$1,945
Amounts of net tax (expense) recovery reclassified to earnings during the period	$(442)	$(252)	$(2,003)	$(1,956)

NOTE 13 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company enters into arrangements, called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but the Company is the owner of the equipment, signage and trade fixtures. If the legal entity within which such an operator conducts business does not have additional capital independently owned by the legal entity, it is considered not to be adequately capitalized and that entity is considered a VIE. The operator is required to pay a percentage of the restaurant’s weekly gross sales to the Company, thus exposing the Company to variability in rental and royalty revenues and in the collection of amounts due. The Company has the power to determine which operator will manage these restaurants and for what duration, and, generally, both the Company and the operator have the option to terminate the agreement with 30 days notice. The Company is considered to be the primary beneficiary of such legal entities.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

In addition, the Company offers the FIP (note 5) to certain U.S. restaurant owners, which allows a restaurant owner to finance both the initial franchise fee and the purchase of certain equipment, signage and trade fixtures. The FIP is not available to restaurant owners governed by an operator agreement. The restaurant owners who participate in the FIP do not have a significant amount of initial capital within their legal entities that is not financed directly by the Company. As a result, the majority of legal entities of restaurant owners under the FIP are also considered to be VIEs unless they have additional capitalization due to other restaurant ownerships. To supplement the FIP, the Company may offer additional relief and assistance to restaurant owners in developing markets in the U.S. where the brand is not yet established and the restaurants have lower sales levels. This additional relief may include assistance with costs of supplies, certain operating expenses, including rents and royalties, and, in certain markets, labour and other costs. The Company is considered to be the primary beneficiary in these circumstances since it absorbs losses and operating expenses of the FIP restaurant owner in the form of additional relief, which is netted in the Company’s rents and royalties revenues. The Company is also considered to have power since it determines which U.S. restaurant owners will participate in the FIP and which will be offered additional relief. If a FIP note is extended beyond its initial term, this may cause the Company to reevaluate its variable interest in the associated entity to determine if the primary beneficiary has changed. Notes receivable from these FIP restaurant owners, which are generally non-interest bearing, are included in the table on the following page.

The Company has consolidated 282 and 259 primarily operator agreement and FIP restaurants as at October 2, 2011 and January 2, 2011, respectively, or approximately 7.3% and 6.9% of the Company’s total systemwide restaurants, respectively. On average, a total of 270 and 283 operator agreement and FIP restaurants were consolidated during the third quarter of 2011 and 2010, respectively (261 and 277 year-to-date 2011 and 2010, respectively). The Company has no equity interest in any of its restaurant owners. Other than certain lease and debt repayment guarantees provided for specific restaurant owners, none of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these operators have no recourse to the Company. The guarantees provided by the Company on behalf of these specific restaurant owners as at October 2, 2011 and January 2, 2011 were not significant.

Trust

In connection with RSU awards granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver common shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated in accordance with ASC 810, and the cost of the common shares held by the Trust of $11.5 million and $9.5 million as at October 2, 2011 and January 2, 2011, respectively, has been accounted for as a reduction in outstanding common shares on the Company’s Condensed Consolidated Balance Sheet.

Advertising Funds

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its restaurant owners. The advertising funds are operated on behalf of the Company and its restaurant owners, with separate advertising funds administered for Canada and the U.S. The Company is the sole shareholder (Canada) and sole member (U.S.) and is considered to be the primary beneficiary of these funds, which are consolidated in accordance with ASC 952—Franchisors. Accordingly, the revenues, expenses and cash flows of the advertising funds specifically related to advertising programs are generally not included in the Company’s Condensed Consolidated Statements of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions and related advertising program expenditures. The assets and liabilities of these advertising funds have been consolidated in accordance with ASC 810. Company contributions to these advertising funds totaled $2.5 million and $1.2 million in the third quarter of 2011 and 2010, respectively ($7.3 million and $2.9 million year-to-date 2011 and 2010, respectively). The increase in Company contributions to the advertising funds is primarily due to incremental investments in U.S. advertising and marketing of $1.0 million and $0 in the third quarter of 2011 and 2010, respectively ($3.0 million and $0 year-to-date 2011 and 2010, respectively). In addition, in the year-to-date period ended October 2, 2011, the Company contributed approximately $1.4 million to its Canadian advertising fund for Cold Stone Creamery© promotional activities ($0.3 million year-to-date 2010). These advertising funds spent approximately $44.1 million and $40.8 million in the third quarter of 2011 and 2010, respectively ($156.3 million and $150.2 million year-to-date 2011 and 2010, respectively).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The assets and liabilities associated with the Company’s consolidated restaurant VIEs (primarily operator and FIP restaurants), and advertising funds are presented on a gross basis, prior to consolidation adjustments, as follows:

	As at
	October 2, 2011		January 2, 2011
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$9,139	$0	$8,087	$0
Restricted assets – current	0	29,062	0	27,402
Other current assets	7,273	0	4,070	0
Property and equipment, net	22,240	10,771	31,240	12,497
Other long-term assets (1)	356	2,737	1,319	2,336

Total assets	$39,008	$42,570	$44,716	$42,235

Notes payable to the Company – current (1)	$17,409	$0	$22,833	$0
Restricted liabilities – current	0	40,709	0	41,026
Other current liabilities (1)	14,539	0	13,201	0
Notes payable to the Company – long-term (1)	1,566	0	1,635	0
Restricted liabilities – long-term	0	475	0	468
Other long-term liabilities	4,362	1,386	1,406	741

Total liabilities	37,876	42,570	39,075	42,235

Equity of variable interest entities	1,132	0	5,641	0

Total liabilities and equity	$39,008	$42,570	$44,716	$42,235

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

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments which amounted to $44.1 million and $44.8 million as at October 2, 2011 and January 2, 2011, respectively. The Company had $2.6 million and $2.4 million of accounts payable outstanding with TIMWEN Partnership as at October 2, 2011 and January 2, 2011, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

VIEs for which the Company was previously the primary beneficiary

Maidstone Bakeries

The Company previously owned a 50% interest in Maidstone Bakeries, which produces and supplies our restaurant system with par-baked donuts, TimbitsTM, some bread products, and pastries. A significant portion of Maidstone Bakeries’ manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. Prior to the Company’s disposition of its 50% interest in Maidstone Bakeries on October 29, 2010, the Company was considered to have power (under the accounting principles of ASC 810) over Maidstone Bakeries since the Company determined which par-baked products were to be manufactured by Maidstone Bakeries, exclusively for Tim Hortons restaurants, and at pricing determined by both joint venture parties. For these reasons, the Company concluded that it was the primary beneficiary of Maidstone Bakeries prior to the disposition of its joint-venture interest and consolidated 100% of Maidstone Bakeries’ financial results (including operating income of $13.0 million, $14.4 million, $16.5 million, and $4.9 million for the first, second, third and fourth quarters of 2010, respectively). The Company is no longer the primary beneficiary of Maidstone Bakeries as of October 29, 2010 and, accordingly, the Company has not consolidated Maidstone Bakeries subsequent to the sale of its 50% interest.

NOTE 14 SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and represent the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. With the departure of the Company’s former President and Chief Executive Officer, the Company’s chief decision maker changed in the second quarter of 2011. Notwithstanding the foregoing, the current chief decision maker continues to view and evaluate the Company’s reportable segments as the geographic locations of Canada and the U.S.

Beginning in 2011, the Company modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs now being included in Corporate rather than in Canada. The related assets and depreciation and amortization have also been reclassified to Corporate.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

There are no inter-segment revenues included in the table below:

	Third quarter ended				Year-to-date period ended
	October 2, 2011	% of Total	October 3, 2010(6)	% of Total	October 2, 2011	% of Total	October 3 2010(6)	% of Total
Revenues
Canada	$617,937	85.0%	$562,057	83.8%	$1,764,511	85.1%	$1,568,950	82.9%
U.S.	36,835	5.1%	33,573	5.0%	108,366	5.2%	91,421	4.8%

Total reportable segments	654,772	90.1%	595,630	88.8%	1,872,877	90.3%	1,660,371	87.7%
Variable interest entities (1)	72,158	9.9%	74,890	11.2%	200,300	9.7%	232,623	12.3%

Total	$726,930	100.0%	$670,520	100.0%	$2,073,177	100.0%	$1,892,994	100.0%

Segment operating income
Canada (1)	$160,386	98.2%	$153,544	112.8%	$448,343	97.9%	$438,883	103.3%
U.S. (2) (3)	2,873	1.8%	(17,483)	(12.8)%	9,492	2.1%	(14,149)	(3.3)%

Reportable segment operating income	163,259	100.0%	136,061	100.0%	457,835	100.0%	424,734	100.0%

Variable interest entities (1) (4)	366		9,032		2,383		23,255
Corporate charges (5)	(10,819)		(12,083)		(43,591)		(37,392)

Consolidated operating income	152,806		133,010		416,627		410,597
Interest expense, net	6,705		6,040		18,981		17,905
Income taxes	42,302		45,268		115,993		125,492

Net income	103,799		81,702		281,653		267,200
Net income attributable to noncontrolling interests	168		7,874		1,794		20,362

Net income attributable to Tim Hortons Inc.	$103,631		$73,828		$279,859		$246,838

(1)

The Company’s chief decision maker viewed and evaluated the performance of the Canadian segment with Maidstone Bakeries accounted for on an equity accounting basis, which reflects 50% of Maidstone Bakeries’ operating income. As a result, the net revenues and the remaining 50% of operating income of Maidstone Bakeries up to October 29, 2010, the date of disposition, were included in the Variable interest entities line above ($8.3 million and $22.0 million for the third quarter and year-to-date periods of 2010, respectively), along with revenues and operating income or loss from our non-owned consolidated restaurants.

(2)

The third quarter and year-to-date periods of 2011 include asset impairment charges of $1.0 million which primarily reflects current real estate values in the Company’s Portland market. In addition, approximately $1.5 million of accrued closure costs were reversed upon the substantial conclusion of closure activities related to the Company’s New England markets. Both of these items are included in Asset impairment and related closure costs, net on the Condensed Consolidated Statement of Operations.

(3)

The third quarter and year-to-date periods of 2010 include an asset impairment charge of $20.9 million related to the Company’s Portland, Providence and Hartford markets, which were determined to be impaired.

(4)	The third quarter and year-to-date periods of 2011 include an asset impairment charge of $0.9 million related to VIEs in the Portland market.
(5)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, the net costs associated with executing the Company’s International expansion plans, and the operating income from the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately. In addition, the year-to-date period of 2011 includes $6.3 million of severance charges, advisory fees, and related costs and expenses related to the separation agreement with the Company’s former President and Chief Executive Officer.

(6)	Comparative periods have been adjusted to reflect the change in classification between Corporate and Canada noted above.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides information about capital spending:

	Third quarter ended				Year-to-date period ended
	October 2, 2011	% of Total	October 3, 2010	% of Total	October 2, 2011	% of Total	October 3, 2010	% of Total
Capital expenditures
Canada	$33,855	79.4%	$22,308	73.2%	$88,230	83.2%	$64,775	82.0%
U.S.	8,762	20.6%	8,186	26.8%	17,801	16.8%	14,213	18.0%

	$42,617	100.0%	$30,494	100.0%	$106,031	100.0%	$78,988	100.0%

Revenues consisted of the following:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Sales
Distribution sales	$432,923	$387,030	$1,245,227	$1,069,144
Company-operated restaurant sales	6,407	6,080	18,496	16,525
Sales from variable interest entities	72,158	74,890	200,300	232,623

	511,488	468,000	1,464,023	1,318,292

Franchise revenues
Rents and royalties	188,956	176,964	542,175	512,803
Franchise fees	26,486	25,556	66,979	61,899

	215,442	202,520	609,154	574,702

Total revenues	$726,930	$670,520	$2,073,177	$1,892,994

Cost of sales consisted of the following:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of sales
Distribution cost of sales	$383,866	$341,225	$1,095,763	$932,663
Company-operated restaurant cost of sales	6,519	5,897	18,552	16,846
Cost of sales from variable interest entities	62,611	51,835	175,064	171,842

	$452,996	$398,957	$1,289,379	$1,121,351

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the Company’s franchised locations and system activity for the third quarter and year-to-date periods ended October 2, 2011 and October 3, 2010:

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Franchise Restaurant Progression
Franchise restaurants in operation – beginning of period	3,789	3,610	3,730	3,560
Franchises opened	65	79	141	138
Franchises closed	(5)	(3)	(20)	(14)
Net transfers within the franchised system	1	(4)	(1)	(2)

Franchise restaurants in operation – end of period	3,850	3,682	3,850	3,682
Company-operated restaurants	21	21	21	21

Total systemwide restaurants – end of period (1)	3,871	3,703	3,871	3,703

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the GCC with differing restaurant sizes and menu offerings as well as self-serve kiosks, which offer primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above franchise restaurant progression table (and number of systemwide restaurants) are 255 licensed locations in the Republic of Ireland and the United Kingdom as at October 2, 2011 (268 as at October 3, 2010).

NOTE 15 RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220—Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this Update will not have a significant impact on the Company’s Condensed Consolidated Financial Statements and related disclosures other than the reordering and presentation of information already disclosed in notes 8 and 12 to the financial statements.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2010 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended January 2, 2011 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2011, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended October 2, 2011 filed with the SEC and the CSA on November 10, 2011. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” as well as risks set forth herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations or financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”), and Company-operated restaurants. As at October 2, 2011, 3,850 or 99.5% of our restaurants were franchised, including 99.7% in Canada and 98.4% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants and are ultimately driven by consumer demand. Same-store sales growth represents the average growth in retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. We believe systemwide sales and same-store sales growth provide meaningful information to investors concerning the size of our system, the overall health and financial performance of the system, and the strength of our brand and franchisee base, which ultimately impacts our consolidated and segmented financial performance. Franchised restaurant sales generally are not included in our Condensed Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with applicable accounting rules); however, franchised restaurant sales result in royalties and rental income, which are included in our franchise revenues, and also supports growth in distribution income.

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

Executive Overview

We franchise Tim Hortons restaurants primarily in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants. As of October 2, 2011, we leased or owned the real estate for approximately 83% of our full-serve system restaurants, which generates a recurring stream of rental income. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, full-serve kiosks in offices, hospitals, colleges, and airports, as well as self-serve kiosks located in gas and convenience locations, and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our five distribution centres, and, in some cases, through third-party distributors. In addition to dry goods, we also supply frozen and some refrigerated products from our existing Guelph facility to approximately 85% of our Ontario restaurants. Construction is complete on our replacement distribution centre in Kingston, Ontario, which is now capable of supplying frozen and some refrigerated products in addition to the dry products that were previously distributed. We began start-up operations in late July 2011 and anticipate transitioning the facility to full operation, servicing approximately 600 restaurants in eastern Ontario and Quebec, by the end of 2011. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration model, we also operate two coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Systemwide sales grew by 8.2% in the third quarter of 2011 (7.4% in the third quarter of 2010) and 6.8% year-to-date in 2011 (8.8% year-to-date 2010) driven by same-store sales growth in both Canada and the U.S and by new restaurant development. We continued to grow total system restaurant transactions in Canada and the U.S. during both the third quarter and year-to-date periods of 2011 as we added new restaurants.

Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

Canadian same-store sales grew 4.7% in the third quarter of 2011 (4.3% in the third quarter of 2010). Same-store sales continued to be driven by an increase in average cheque, which benefited from both favourable product mix and pricing previously in the system. Our product mix was favourably influenced by a strong promotional calendar, including our popular Real Fruit Smoothies, as well as the introduction of our new Specialty Bagels. Partially offsetting these growth factors was continued economic weakness and generally challenging macro operating conditions, which we believe was one of the factors that led to moderately lower same-store transactions.

Year-to-date, Canadian same-store sales growth was 3.5% and 5.3% for 2011 and 2010, respectively. Same-store sales growth year-to-date in 2011 was primarily driven by similar factors to those affecting the quarter, as noted above.

U.S. same-store sales continued to be strong with growth of 6.3% in the third quarter of 2011 (3.3% in the third quarter of 2010), with the majority of growth from higher average cheque, but moderately higher transactions contributed to the growth as well. Higher average cheque was driven by pricing previously in the system and, to a lesser extent, by favourable product mix. Higher transactions during the quarter were supported by our enhanced menu, marketing and promotional efforts, which were designed to increase brand awareness, and guest traffic.

Year-to-date, U.S. same-store sales growth was 5.9% and 3.1% for 2011 and 2010, respectively. Same-store sales growth year-to-date in 2011 was primarily driven by similar factors to those affecting the quarter, as noted above.

There were two significant events that occurred in 2010 that impact the comparability of operating results year-over-year. The first event was the sale of our interest in Maidstone Bakeries (“Maidstone”), which occurred in the fourth quarter of 2010, resulting in a loss of Maidstone operating income subsequent to the sale. Operating income specific to Maidstone was $16.5 million in the third quarter of 2010 and $44.0 million for the year-to-date period of 2010. The sale of Maidstone resulted in a gain, a portion of which was deferred and is being amortized over the remaining life of our continuing supply agreement resulting in the inclusion of $2.1 million and $6.2 million of income in the third quarter and year-to-date periods of 2011, respectively. Overall, the net impact from the sale of Maidstone negatively impacted operating income as a percentage of sales by approximately 200 basis points in the third quarter of 2011 and 180 basis points year-to-date in 2011. The second event was an asset impairment charge of $20.9 million related to our Hartford, Providence, and Portland markets in the New England region recorded in the third quarter of 2010. Additionally, in the third quarter of 2011, we recorded an asset impairment charge of $1.9 million related to our Portland market, which reflects current real estate and equipment values, partially offset by $1.5 million of previously accrued closure costs which were reversed into Operating income upon the substantial conclusion of closure activities related to the Company’s New England markets.

Operating income was $152.8 million in the third quarter of 2011 compared to $133.0 million in the third quarter of 2010, representing an increase of $19.8 million, or 14.9%. Adjusted operating income increased by $13.7 million, or 10.0% (refer to non-GAAP reconciliation table on page 34), driven primarily by strong systemwide sales growth, resulting in higher rents and royalties and higher distribution income through increased underlying product demand.

Year-to-date, operating income was $416.6 million and $410.6 million in 2011 and 2010, respectively. Also impacting year-to-date 2011 operating income were the two significant events noted above. Adjusted operating income increased $23.3 million, or 6.0% (refer to non-GAAP reconciliation table on page 34), driven primarily by higher systemwide sales, which resulted in higher rents and royalties and distribution income through increased underlying product demand, partially offset by a charge of $6.3 million related to the separation agreement with our former President and Chief Executive Officer, which included severance charges, advisory fees, and other related costs and expenses (“CEO Separation Agreement”).

Net income attributable to Tim Hortons Inc. increased by $29.8 million, or 40.4%, in the third quarter of 2011 compared to the third quarter of 2010. Absent the after-tax impact of the two significant events noted above, net income attributable to Tim Hortons Inc. would have increased by $13.8 million, or 15.7%. In addition to higher adjusted operating income (refer to non-GAAP reconciliation table on page 34), we also benefited from lower taxes in the third quarter of 2011. Our effective tax rate for the third quarter of 2011 was 29.0%, benefiting from statutory rate reductions in Canada, partially offset by other factors, including a jurisdictional shift in income, whereas our 2010 effective tax rate was 35.7%, of which approximately 5.0% was related to the asset impairment as there was no tax benefit associated with this $20.9 million charge.

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased 52.4% to $0.65 in the third quarter of 2011 compared to $0.42 in the third quarter of 2010. Absent the $0.12 per share impact of the asset impairment charges and the recovery of previously accrued closure costs, EPS growth was 18.2% quarter-to-quarter. A substantial component of our EPS growth resulted from the positive, cumulative impact of our share repurchase programs, which was primarily funded with the use of a significant amount of the net proceeds received from the disposition of our interest in Maidstone. The net proceeds from the sale of Maidstone have now been fully distributed. We had approximately 160.1 million average fully diluted common shares outstanding during the third quarter of 2011, which was 13.7 million, or 7.9%, fewer average fully diluted common shares outstanding than in the third quarter of 2010.

Net income attributable to Tim Hortons Inc. increased by $33.0 million, or 13.4%, to $279.9 million year-to-date in 2011 from $246.8 million year-to-date in 2010. Absent the after-tax impact of the two significant events noted above, net income attributable to Tim Hortons Inc. would have increased by $25.3 million, or 10.2%. Higher adjusted operating income (see non-GAAP reconciliation table on page 34) of $23.3 million was the primary driver, partially offset by the $6.3 million CEO Separation Agreement. We also benefited from a lower effective tax rate of 29.2% year-to-date in 2011, resulting primarily from the statutory rate reductions in Canada, partially offset by other factors, including a jurisdictional shift in income. Comparatively, our year-to-date effective tax rate in 2010 was 32.0%, of which approximately 1.6% was related to the asset impairment charge. EPS was $1.71 year-to-date in 2011 and included a negative $0.03 per share impact regarding the CEO Separation Agreement. Comparatively, EPS was $1.41 year-to-date in 2010 and included a negative $0.12 per share impact relating to the asset impairment charge. The CEO Separation Agreement was not contemplated when we set our 2011 EPS target in February 2011. We had approximately 11.0 million fewer fully diluted common shares outstanding, on average, year-to-date in 2011 compared to year-to-date in 2010, reflecting the cumulative impact of our share repurchase programs, as noted above. Our share repurchase programs were significant contributors to EPS growth in the year-to-date period as well.

Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date period ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Systemwide sales growth (1)	8.2%	7.4%	6.8%	8.8%
Same-store sales growth
Canada	4.7%	4.3%	3.5%	5.3%
U.S.	6.3%	3.3%	5.9%	3.1%
Systemwide restaurants	3,871	3,703	3,871	3,703
Revenues (in millions)	$726.9	$670.5	$2,073.2	$1,893.0
Operating income (in millions)	$152.8	$133.0	$416.6	$410.6
Adjusted operating income (in millions) (2)	$151.1	$137.4	$410.8	$387.5
Net income attributable to Tim Hortons Inc. (in millions)	$103.6	$73.8	$279.9	$246.8
Basic EPS	$0.65	$0.43	$1.71	$1.41
Diluted EPS	$0.65	$0.42	$1.71	$1.41
Weighted average number of common shares outstanding – Diluted (in millions)	160.1	173.7	164.0	175.0

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted to Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 7.6% and 6.9% for the third quarters ended 2011 and 2010, respectively (6.3% and 7.8% year-to-date 2011 and 2010, respectively).

(2)

Adjusted operating income is a non-GAAP measure. Adjusted operating income for 2010 and 2011 deducts 100% of operating income specific to Maidstone, which was sold in the fourth quarter of 2010, and adds back the impact of the net asset impairment charge related to our New England markets in the U.S (see (a) below). Management uses adjusted operating income to assist in the evaluation of year-over-year performance and believes that it will be helpful to investors as a measure of underlying growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	$410.8	$410.8	$410.8	$410.8
	Third quarter ended		Change from prior year
	October 2, 2011	October 3, 2010	$	%
	(in millions, except for percentages)
Operating income	$152.8	$133.0	$19.8	14.9%
(Deduct): Maidstone operating income	0	(16.5)	16.5	n/m
(Deduct): Amortization of Maidstone supply agreement	(2.1)	0	(2.1)	n/m
Add: Net asset impairment charge (a)	0.4	20.9	(20.5)	n/m

Adjusted operating income	$151.1	$137.4	$13.7	10.0%

	$410.8	$410.8	$410.8	$410.8
	Year-to-date period ended		Change from prior year
	October 2, 2011	October 3, 2010	$	%
	(in millions, except for percentages)
Operating income	$416.6	$410.6	$6.0	1.5%
(Deduct): Maidstone operating income	0	(44.0)	44.0	n/m
(Deduct): Amortization of Maidstone supply agreement	(6.2)	0	(6.2)	n/m
Add: Net asset impairment charge (a)	0.4	20.9	(20.5)	n/m

Adjusted operating income	$410.8	$387.5	$23.3	6.0%

n/m—The comparison is not meaningful

(a)	The Net asset impairment charge in 2011 included an asset impairment charge of $1.9 million, net of a $1.5 million recovery of previously accrued closure costs.

Systemwide Sales Growth

Systemwide sales growth, which excludes the effects of foreign currency, was 8.2% during the third quarter of 2011 (7.4% in third quarter of 2010), and 6.8% year-to-date 2011 (8.8% year-to-date 2010) as a result of continued same-store sales growth and new restaurant expansion in both Canada and the U.S.

Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.5% of our system is franchised. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 261 non-owned restaurants, on average, for the year-to-date period of 2011, whose results of operations are consolidated with ours pursuant to variable interest entity accounting rules. The amount of systemwide sales impacts our royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants) and are ultimately driven by consumer demand. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American operations.

Same-Store Sales Growth

Same-store sales growth represents growth, on average, in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for thirteen or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, frequency of customer visits, expansion into, and enhancement of, broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and same level of purchases at the new pricing.

Product innovation is one of our focused strategies to drive same-store sales growth, including innovations at breakfast, lunch and snacking dayparts. During the third quarter of 2011, we promoted our cold beverage line-up with Real Fruit Smoothies in July and introduced our new Specialty Bagels in September. In Canada, we also promoted a Hickory Smoked Ham breakfast sandwich and Greek Feta snack wraps. Additionally, in the U.S., we introduced the Chicken Chipotle wrap that was also available in a sandwich, we reinforced our snacking menu with a TimbitsTM promotion, and increased our media presence in most markets. Our product offerings, promotional activity, and operational efficiencies and initiatives continued to support same-store sales growth in the third quarter of 2011.

Other recent marketing and operational initiatives

Subsequent to the quarter, we announced plans to extend our coffee leadership by introducing espresso-based lattes, mocha lattes and cappuccinos under the Tim’s Café Favourites umbrella at nearly 3,000 locations in Canada and the U.S. In addition, our Canadian system plans to introduce digital menu boards into our restaurants over the next 12 to 18 months to enhance the overall guest experience.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. The following summary outlines restaurant openings and closures for the third quarter and year-to-date periods ended October 2, 2011 and October 3, 2010, respectively:

	0000000	0000000	0000000	0000000	0000000	0000000
	Third quarter ended October 2, 2011			Third quarter ended October 3, 2010
	Full-serve	Self-serve	Total	Full-serve	Self-serve	Total
Canada
Restaurants opened	38	3	41	39	5	44
Restaurants closed	(4)	(1)	(5)	(2)	0	(2)

Net change	34	2	36	37	5	42

U.S.
Restaurants opened	12	11	23	11	24	35
Restaurants closed	0	0	0	0	(1)	(1)

Net change	12	11	23	11	23	34

International
Restaurants opened	1	0	1	0	0	0

Total Company
Restaurants opened	51	14	65	50	29	79
Restaurants closed	(4)	(1)	(5)	(2)	(1)	(3)

Net change	47	13	60	48	28	76

	00000000	00000000	00000000	00000000	00000000	00000000
	Year-to-date period ended October 2, 2011			Year-to-date period ended October 3, 2010
	Full-serve	Self-serve	Total	Full-serve	Self-serve	Total
Canada
Restaurants opened	90	6	96	74	5	79
Restaurants closed	(17)	(2)	(19)	(11)	(1)	(12)

Net change	73	4	77	63	4	67

U.S.
Restaurants opened	26	18	44	21	39	60
Restaurants closed	(1)	0	(1)	(1)	(1)	(2)

Net change	25	18	43	20	38	58

International
Restaurants opened	1	0	1	0	0	0

Total Company
Restaurants opened	117	24	141	95	44	139
Restaurants closed	(18)	(2)	(20)	(12)	(2)	(14)

Net change	99	22	121	83	42	125

From the end of the third quarter of 2010 to the end of the third quarter of 2011, we opened 247 system locations, including both full-serve and self-serve franchised locations, and we had 79 restaurant closures for a net increase of 168 restaurants. Historically, we have generally closed between 20 to 40 system restaurants annually, the majority of which are typically in Canada. There were a greater number of closures in the U.S. in the fourth quarter of 2010, during which we closed 36 standard restaurants and 18 self-serve kiosks in our New England region. The closure of these underperforming restaurants was outside of the normal course of operations and arose from strategic profitability reviews of our U.S. operations. Restaurant closures made in the normal course may result from an opportunity to acquire a better location, which will permit us to upgrade size and layout or add a drive-thru. These closures typically occur at the end of a lease term or at the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants that have performed below our expectations for an extended period of time, and/or restaurants whose sales, we believe, can be absorbed by surrounding restaurants.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales and, therefore, lower associated royalties and distribution income. In the U.S., self-serve locations are intended to increase our brand presence, and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we have recently used self-serve kiosks in locations where existing full-service locations are at capacity.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Activities in support of this strategy include the expansion of our Cold Stone Creamery© co-branding concept. We have exclusive development rights in Canada, and certain rights to use Cold Stone Creamery licenses within the U.S., in both cases to operate ice cream and frozen confections retail outlets. As of October 2, 2011, we had 215 co-branded locations, including 90 co-branded locations in the U.S. and 125 co-branded locations in Tim Hortons restaurants in Canada. As at the end of the third quarter of 2010, we had 165 co-branded locations including 80 co-branded locations in the U.S. and 85 co-branded Tim Horton restaurants in Canada. We added 18 co-branded locations in Canada and 5 in the U.S. in the third quarter of 2011 (35 and 11 year-to-date 2011, respectively), as compared to 22 additional locations in Canada and 10 in the U.S. in the third quarter of 2010 (72 and 13 year-to-date 2010, respectively).

In addition, we opened our first International location in the Gulf Cooperation Council (“GCC”) under our master license agreement with Apparel FZCO (“Apparel”) in September 2011. The master license agreement with Apparel is primarily a royalty-based model that also includes an upfront license fee, an opening fee, and distribution sales. Apparel is responsible for capital spending and real estate development to open restaurants, along with operations and marketing.

Tim Hortons restaurant design generally evolves with changing business and guest needs. In 2010, we began testing an enhanced restaurant design in certain U.S. markets to further differentiate our brand as a cafe and bake shop destination. We have completed our testing of this enhanced design, and based on results, we are now applying significant elements of the enhanced design in all new restaurants in the U.S., including certain interior and exterior design treatments, menu items, equipment and fixtures. We are also seeking opportunities to introduce various elements from this design into our new Canadian restaurants and renovations, as appropriate.

The following table shows our restaurant count, by restaurant type, in Canada, the U.S., and the GCC as of October 2, 2011, January 2, 2011 and October 3, 2010:

Systemwide Restaurant Count

	As at October 2, 2011	As at January 2, 2011	As at October 3, 2010
Canada
Company-operated	11	16	19
Franchised – self-serve kiosks	115	112	98
Franchised – standard and non-standard	3,099	3,020	2,965

Total	3,225	3,148	3,082

% Franchised	99.7%	99.5%	99.4%

U.S.
Company-operated	10	4	2
Franchised – self-serve kiosks	141	123	127
Franchised – standard and non-standard	494	475	492

Total	645	602	621

% Franchised	98.4%	99.3%	99.7%

International
Franchised – standard	1	0	0

% Franchised	100%	n/a	n/a

Total system
Company-operated	21	20	21
Franchised – self-serve kiosks	256	235	225
Franchised – standard and non-standard	3,594	3,495	3,457

Total	3,871	3,750	3,703

% Franchised	99.5%	99.5%	99.4%

n/a — Not applicable

Segment Operating Income

Systemwide sales and same-store sales growth are affected by the business and economic environments of Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes all manufacturing and distribution operations that are located in its respective geographic location. We continue to manage the development of our International operations in the Republic of Ireland and the United Kingdom, which consist primarily of branded, licensed self-serve locations, corporately at the current time. In addition, our expansion into the GCC market is in its early stages and is also being managed corporately. As such, operating results from these operations are included in Corporate charges in our segmented operating results and, currently, are not significant. Our reportable segments generally exclude variable interest entities’ financial results, reflective of the way the business is managed.

The following table contains information about the operating income of our reportable segments:

	Third quarter ended				Change from third quarter 2010
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Dollars	Percentage
	(in thousands, except for percentages)
Operating Income
Canada (1) (2)	$160,386	22.1%	$153,544	22.9%	$6,842	4.5%
U.S.	2,873	0.4%	(17,483)	(2.6)%	20,356	n/m

Reportable segment operating income	163,259	22.5%	136,061	20.3%	27,198	20.6%
Variable interest entities (1)	366	0.1%	9,032	1.3%	(8,666)	n/m
Corporate charges (2) (3)	(10,819)	(1.6)%	(12,083)	(1.8)%	1,264	(10.5)%

Consolidated operating income	$152,806	21.0%	$133,010	19.8%	$19,796	14.9%

	Year-to-date period ended				Change from year-to-date period 2010
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Dollars	Percentage
	(in thousands, except for percentages)
Operating Income
Canada (1) (2)	$448,343	21.6%	$438,883	23.2%	$9,460	2.2%
U.S.	9,492	0.5%	(14,149)	(0.8)%	23,641	n/m

Reportable segment operating income	457,835	22.1%	424,734	22.4%	33,101	7.8%
Variable interest entities (1)	2,383	0.1%	23,255	1.2%	(20,872)	n/m
Corporate charges (2) (3)	(43,591)	(2.1)%	(37,392)	(1.9)%	(6,199)	16.6%

Consolidated operating income	$416,627	20.1%	$410,597	21.7%	$6,030	1.5%

n/m—The comparison is not meaningful

(1)

The Company’s chief decision maker viewed and evaluated the performance of the Canadian segment with Maidstone accounted for on an equity accounting basis, which reflects 50% of its operating income. As a result, the remaining 50% of operating income of Maidstone up to October 29, 2010, the date of disposition, was included in the Variable interest entities line above ($8.3 million and $22.0 million for the third quarter and year-to-date periods of 2010, respectively), along with operating income or loss from our non-owned consolidated restaurants.

(2)

Beginning in 2011, we have modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs now being included in Corporate charges rather than in the Canadian operating segment. This change has been consistently applied for all comparative periods.

(3)

Corporate charges include certain overhead costs that are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, the net costs associated with executing our International expansion plans, and the operating income from our wholly-owned Irish subsidiary, which continues to be managed corporately. In addition, the year-to-date period in 2011 includes a $6.3 million charge related to the CEO Separation Agreement.

The disposition of our 50% joint-venture interest in Maidstone in October 2010 resulted in a significant reduction in our segmented operating income quarter-to-quarter and year-over-year. Prior to the disposition of Maidstone, we were required to consolidate 100% of its results in accordance with applicable accounting rules. As a result, our 2010 consolidated operating income included 100% of Maidstone’s operating income, which was $16.5 million and $44.0 million in the third quarter and year-to-date periods of 2010, respectively. For reportable segment purposes, 50% of Maidstone’s operating income was included in Canada and the remaining 50% was included in Variable interest entities, which was consistent with the underlying legal ownership of Maidstone, and ultimately, with the views of our chief decision maker. In 2011 in the Canadian segment, we recognized $2.1 million and $6.2 million of the deferred gain from the Maidstone sale in the third quarter and year-to-date periods of 2011, respectively.

Consolidated operating income increased by $19.8 million in the third quarter of 2011 compared to the third quarter of 2010. Negatively impacting operating income in 2010 was our asset impairment charge of $20.9 million related to our New England region. Partially offsetting this negative item was the inclusion of Maidstone’s operating income in 2010, as noted above. In 2011, we recognized a portion of the deferred gain from the sale of Maidstone and recorded an asset impairment charge, net of a recovery of previously accrued closure costs of $0.4 million. Adjusted operating income increased by $13.7 million (see non-GAAP reconciliation table on page 34). The underlying growth was driven primarily by strong systemwide sales growth in our Canadian operating segment at existing locations and additional restaurants in the system, both of which drove higher rents and royalties and distribution income.

Year-to-date in 2011, consolidated operating income was $416.6 million, compared to $410.6 million for year-to-date in 2010, representing an increase of $6.0 million. The same significant factors impacting the third quarter also impacted the year-to-date results (see non-GAAP reconciliation table on page 34). In addition, higher Corporate charges in 2011 related primarily to the $6.3 million charge recorded in the second quarter of 2011 in connection with the CEO Separation Agreement, negatively impacted operating income in 2011. The asset impairment charge of $20.9 million negatively impacted year-to-date 2010 operating income. Partially offsetting these items was the recognition of a portion of the deferred gain on the sale of Maidstone. Absent these factors, operating income growth was driven largely by our Canadian and U.S. segments, resulting from strong systemwide sales from continued same-store sales growth at existing locations and additional restaurants in the system, which drove higher rents and royalties and distribution income.

Canada

Canadian systemwide sales continued to build on the momentum established in the second quarter of 2011 with growth of 8.3% in the third quarter of 2011, driven by same-store sales growth of 4.7% and incremental sales from the net addition of 143 new restaurants since the third quarter of 2010. Total restaurant transactions continued to grow in Canada during both the third quarter and year-to-date periods of 2011 as a result of the addition of new restaurants.

Same-store sales growth was driven by an increase in average cheque, which benefited from both favourable product mix and pricing previously in the system. Our product mix was favourably influenced by a strong promotional calendar in the third quarter of 2011, including our popular Real Fruit Smoothies, as well as the introduction of our new Specialty Bagels. Partially offsetting these growth factors was continued economic weakness and generally challenging macro operating conditions, which we believe was one of the factors that led to moderately lower same-store transactions.

Year-to-date in 2011, Canadian systemwide sales grew by 6.8%, driven by continued same-store sales growth of 3.5% and incremental sales from new restaurant development year-over-year.

In the third quarter of 2011, we opened 41 restaurants in Canada, of which 3 were self-serve kiosks, and closed 5 restaurants, of which 1 was a self-serve kiosk. Comparatively, we opened 44 restaurants (including 5 self-serve kiosks) and closed 2 in the third quarter of 2010. Year-to-date in 2011, we opened 96 restaurants, of which 6 were self-serve kiosks, and closed 19, of which 2 were self-serve kiosks. Comparatively, we opened 79 restaurants (including 5 self-serve kiosks) and closed 12 (including 1 self-serve kiosk) year-to-date in 2010. As in previous years, our new restaurant development will be skewed more heavily toward the end of this year.

Canadian operating income in the third quarter of 2011 increased $6.8 million, or 4.5%, to $160.4 million compared to $153.5 million in the third quarter of 2010. Systemwide sales growth drove higher rents and royalties and higher distribution income. Partially offsetting these growth factors was a net reduction of $6.2 million, representing the loss of our 50% share of Maidstone’s income due to the disposition of our investment, net of $2.1 million amortized of the deferred gain in connection with our continuing supply agreement with Maidstone. In addition, we incurred start-up and transition costs associated with the ramp up of our replacement distribution facility in Kingston, Ontario, which is now capable of supplying refrigerated and frozen products, in addition to its previous dry products capabilities, to restaurant owners in eastern Ontario and Quebec. We anticipate that this new facility will be fully transitioned and operational by the end of 2011.

Year-to-date in 2011, operating income in our Canadian segment was $448.3 million, increasing $9.5 million over year-to-date 2010. The same factors that were prevalent during the third quarter were the primary drivers of operating income year-to-date in 2011 as well.

U.S.

U.S. systemwide sales growth was 7.3% in the third quarter of 2011, driven primarily by same-store sales growth of 6.3% and growth of 5.5% from additional restaurants added to the system year-over-year, partially offset by a 4.5% reduction in systemwide sales resulting from the closure of restaurants in our New England region late in 2010. The majority of our same-store sales growth was from higher average cheque, but moderately higher transactions also supported growth during the third quarter of 2011. Higher average cheque was driven by pricing previously in the system and, to a lesser extent, favourable product mix. Higher transactions during the quarter were supported by our enhanced menu, advertising and promotional efforts, which were designed to create higher brand awareness and increase guest traffic.

Year-to-date in 2011, U.S. systemwide sales growth was 7.1%, driven primarily by strong same-store sales growth of 5.9%, and growth of 5.6% from additional restaurants added to the system year-over-year, partially offset by a 4.4% reduction in systemwide sales from the closure of underperforming restaurants in our New England region late in 2010.

Operating income for our U.S. segment in the third quarter of 2011 was $2.9 million, compared to a loss of $17.5 million in the third quarter of 2010. Operating income for the third quarter of 2011 was driven by strong systemwide sales growth, which resulted in higher rents and royalties and higher distribution income from underlying product demand. Operating income for the third quarter of 2010 included asset impairment charges of $20.9 million related to the Company’s Portland, Providence and Hartford markets. The third quarter of 2011 included a net $0.5 million benefit related to a $1.5 million reversal of previously accrued closure costs upon the substantial conclusion of closure activities related to the Company’s New England markets, partially offset by an asset impairment charge of $1.0 million, which reflects current real estate values in the Company’s Portland market. Absent these items, operating income would have declined by approximately $1.1 million quarter-to-quarter, due primarily to a $1.1 million allowance on notes receivable under our U.S. franchise incentive program (“FIP”) resulting from a decline in the value of associated collateral.

Year-to-date in 2011, operating income for our U.S. segment was $9.5 million compared to a loss of $14.1 million in 2010. Operating income, absent the asset impairment charge and the reversal of previously accrued closure costs noted above, would have increased year-over-year by $2.2 million. Continued strength in systemwide sales growth resulted in higher rents and royalties and distribution income. In addition, savings realized from our New England region closures were approximately $4.7 million, partially offset by approximately $3.0 million of incremental advertising and marketing contributions, the allowance related to our U.S. FIP, as noted above, and lower manufacturing income.

During the third quarter of 2011, we opened 23 new restaurants in the U.S., of which 11 were self-serve kiosks compared to opening 35 new restaurants, of which 24 were self-serve kiosks, and closing 1 self-serve kiosk in the third quarter of 2010. Year-to-date in 2011, we opened 44 new restaurants, of which 18 were self-serve kiosks and closed 1 restaurant, compared to opening 60 new restaurants, of which 39 were self-serve kiosks, and closed 2 restaurants, of which 1 was a self-serve kiosk, year-to-date in 2010. Self-serve kiosks are a low-capital investment, generate significantly lower sales, and contribute minimally to operating earnings; however, they serve as one of the ways we seed our brand and offer additional convenience to our guests.

Our U.S. segment operating income may continue to show variability quarter-to-quarter as we expand our new restaurant growth in existing regional markets and into contiguous markets to build brand awareness and continue our development.

Variable interest entities (“VIEs”)

Our VIEs’ income before income tax pertains to the entities that we are required to consolidate in accordance with applicable consolidation accounting rules. These entities included Maidstone, until the date of disposition of our 50% joint venture interest in October 2010, and certain non-owned restaurants. In the third quarter of 2011, the income attributable to VIEs was $0.4 million, compared to $9.0 million in the third quarter of 2010. Maidstone represented the substantial majority of the quarter-to-quarter change. In the prior year, operating income related to VIEs included $8.3 million of income from our 50% interest in Maidstone. Operating income of $0.4 million from non-owned restaurants in the third quarter of 2011 was derived from Canada contributing $1.1 million and was partially offset by a loss of $0.7 million from the U.S. The U.S. loss was due to an asset impairment charge of $0.9 million related to the Portland market. In the third quarter of 2010, non-owned consolidated restaurants contributed $0.7 million of operating income, primarily from Canada, as the U.S. was essentially flat. The majority of the restaurants which we closed in the New England region in the fourth quarter of 2010 were previously included within our U.S. non-owned consolidated restaurants. These restaurants were underperforming restaurants and thus negatively impacted the overall operating profit from VIEs within the U.S. in the third quarter of 2010. We consolidated 270 and 283 non-owned restaurants, on average, in the third quarters of 2011 and 2010, respectively. We have a greater proportion of U.S. non-owned consolidated restaurants than Canadian non-owned consolidated restaurants. These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants.

Year-to-date in 2011, operating income related to VIEs was $2.4 million, with Canadian VIEs representing $2.8 million, partially offset by a loss of $0.4 million from U.S. VIEs. Year-to-date in 2010, operating income attributable to VIEs was $23.3 million, of which our 50% interest in Maidstone, as noted above, represented $22.0 million; Canadian non-owned consolidated restaurants represented $2.2 million; and our U.S. non-owned consolidated restaurants incurred a loss of $0.9 million.

Corporate charges

Corporate charges include certain overhead costs that are not allocated to individual business units and the impact of certain foreign currency exchange gains and losses. Corporate charges were $10.8 million in the third quarter of 2011, compared to $12.1 million in the third quarter of 2010. The decrease in Corporate charges quarter-to-quarter was due primarily to lower professional fees in 2011, as compared to those incurred for corporate initiatives in 2010, and the timing of other expenses.

Year-to-date in 2011, Corporate charges were $43.6 million, representing an increase of $6.2 million from year-to-date in 2010. The primary factor contributing to higher Corporate charges year-over-year was the $6.3 million charge related to the CEO Separation Agreement.

The Company, through a wholly-owned Irish subsidiary, has self-serve kiosks, and on a limited basis, some full-serve kiosks, in certain licensed locations within convenience stores in the Republic of Ireland and the United Kingdom. These self-serve kiosks feature our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of October 2, 2011, there were 255 self-serve kiosks in licensed locations in the Republic of Ireland and in the United Kingdom, primarily operating under the “Tim Hortons” brand (third quarter 2010 – 268). These kiosks are operated by independent licensed retailers. The distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income and, therefore, is netted in corporate charges. These arrangements have resulted in incremental distribution income and royalties. Our financial arrangements for these self-serve kiosks are different than our traditional franchise models, and we may not, therefore, collect similar data or include these locations in certain of our metrics, including systemwide and same-store sales growth.

We have a master license agreement with Apparel, as announced in February 2011, to develop up to 120 multi-format restaurants over a five-year period in the GCC. Under this agreement, our first full-serve, franchised restaurant was opened in the United Arab Emirates within the GCC during the third quarter of 2011. We are currently managing our International expansion corporately.

Our top priority continues to be growing our Canadian and U.S. businesses. Operating results from our Irish and GCC International operations, which currently are not significant, will continue to be included in Corporate charges in our segmented operating results.

Results of Operations

The following table provides a summary of comparative results of operations and is followed by a more detailed discussion of results for the third quarter and year-to-date periods of 2011, as compared to the third quarter and year-to-date periods of 2010:

	Third quarter ended				Change from third quarter 2010
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	$	%
	(in thousands, except for percentages)
Revenues
Sales	$511,488	70.4%	$468,000	69.8%	$43,488	9.3%
Franchise revenues:
Rents and royalties (1)	188,956	26.0%	176,964	26.4%	11,992	6.8%
Franchise fees	26,486	3.6%	25,556	3.8%	930	3.6%

	215,442	29.6%	202,520	30.2%	12,922	6.4%

Total revenues	726,930	100.0%	670,520	100.0%	56,410	8.4%

Costs and expenses
Cost of sales	452,996	62.3%	398,957	59.5%	54,039	13.5%
Operating expenses	65,348	9.0%	61,690	9.2%	3,658	5.9%
Franchise fee costs	26,117	3.6%	24,908	3.7%	1,209	4.9%
General and administrative expenses	34,744	4.8%	35,790	5.3%	(1,046)	(2.9)%
Equity (income)	(3,855)	(0.5)%	(4,015)	(0.6)%	160	(4.0)%
Asset impairment and related closure costs, net	372	0.1%	20,888	3.1%	(20,516)	n/m
Other (income), net	(1,598)	(0.2)%	(708)	(0.1)%	(890)	n/m

Total costs and expenses, net	574,124	79.0%	537,510	80.2%	36,614	6.8%

Operating income	152,806	21.0%	133,010	19.8%	19,796	14.9%
Interest (expense)	(7,443)	(1.0)%	(6,472)	(1.0)%	(971)	15.0%
Interest income	738	0.1%	432	0.1%	306	70.8%

Income before income taxes	146,101	20.1%	126,970	18.9%	19,131	15.1%
Income taxes	42,302	5.8%	45,268	6.8%	(2,966)	(6.6)%

Net income	103,799	14.3%	81,702	12.2%	22,097	27.0%
Net income attributable to noncontrolling interests	168	0.0%	7,874	1.2%	(7,706)	n/m

Net income attributable to Tim Hortons Inc.	$103,631	14.3%	$73,828	11.0%	$29,803	40.4%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 270 and 283 non-owned restaurants, on average, in the third quarter of 2011 and 2010, respectively, whose results of operations are consolidated with ours pursuant to applicable consolidation accounting rules. Franchised restaurant sales do, however, result in royalties and rental revenue, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable consolidation accounting rules) were:

	Third quarter ended
	October 2, 2011	October 3, 2010
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$1,443,109	$1,331,095
U.S. (in thousands of U.S. dollars)	$119,115	$112,518

	Year-to-date period ended				Change from year-to-date 2010
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	$	%
	(in thousands, except for percentages)
Revenues
Sales	$1,464,023	70.6%	$1,318,292	69.6%	$145,731	11.1%
Franchise revenues:
Rents and royalties (1)	542,175	26.2%	512,803	27.1%	29,372	5.7%
Franchise fees	66,979	3.2%	61,899	3.3%	5,080	8.2%

	609,154	29.4%	574,702	30.4%	34,452	6.0%

Total revenues	2,073,177	100.0%	1,892,994	100.0%	180,183	9.5%

Costs and expenses
Cost of sales	1,289,379	62.2%	1,121,351	59.2%	168,028	15.0%
Operating expenses	192,604	9.3%	181,975	9.6%	10,629	5.8%
Franchise fee costs	67,853	3.3%	63,113	3.3%	4,740	7.5%
General and administrative expenses	118,709	5.7%	107,207	5.7%	11,502	10.7%
Equity (income)	(10,788)	(0.5)%	(11,032)	(0.6)%	244	(2.2)%
Asset impairment and related closure costs, net	372	0.0%	20,888	1.1%	(20,516)	n/m
Other (income), net	(1,579)	(0.1)%	(1,105)	(0.1)%	(474)	42.9%

Total costs and expenses, net	1,656,550	79.9%	1,482,397	78.3%	174,153	11.7%

Operating income	416,627	20.1%	410,597	21.7%	6,030	1.5%
Interest (expense)	(22,246)	(1.1)%	(18,797)	(1.0)%	(3,449)	18.3%
Interest income	3,265	0.2%	892	0.0%	2,373	n/m

Income before income taxes	397,646	19.2%	392,692	20.7%	4,954	1.3%
Income taxes	115,993	5.6%	125,492	6.6%	(9,499)	(7.6)%

Net income	281,653	13.6%	267,200	14.1%	14,453	5.4%
Net income attributable to noncontrolling interests	1,794	0.1%	20,362	1.1%	(18,568)	n/m

Net income attributable to Tim Hortons Inc.	$279,859	13.5%	$246,838	13.0%	$33,021	13.4%

n/m—The comparison is not meaningful

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 261 and 277 non-owned restaurants, on average, in the year-to-date periods of 2011 and 2010, respectively, whose results of operations are consolidated with ours pursuant to applicable consolidation accounting rules. Franchised restaurant sales do, however, result in royalties and rental revenue, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable consolidation accounting rules) were:

	Year-to-date period ended
	October 2, 2011	October 3, 2010
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$4,135,845	$3,871,320
U.S. (in thousands of U.S. dollars)	$347,290	$325,643

Revenues

Our revenues include Sales, which is comprised of distribution sales, sales from Company-operated restaurants, and sales from VIEs that are required to be consolidated pursuant to applicable accounting rules, and Franchise revenues.

Sales

Sales during the third quarter of 2011 increased $43.5 million, or 9.3%, over the third quarter of 2010, with the growth coming primarily from our distribution business, and to a much lesser extent, Company-operated restaurants, partially offset by lower sales from VIEs. Sales for the year-to-date period of 2011 increased by $145.7 million, or 11.1%, with growth being driven by the same factors prevalent in the third quarter of 2011.

Distribution sales. Distribution sales increased $45.9 million, or 11.9%, from $387.0 million to $432.9 million in the third quarter of 2011. Systemwide sales growth increased distribution sales by approximately $23.8 million due to the higher number of system restaurants year-over-year, continued same-store sales growth and new products managed through our supply chain. Favourable product mix and pricing represented approximately $23.6 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities reflective of the higher underlying costs.

Distribution sales on a year-to-date basis increased $176.1 million, or 16.5%, from $1,069.1 million to $1,245.2 million, primarily due to $117.1 million generated from higher systemwide sales and from products for which we now manage the supply chain logistics, including additional output from Maidstone. Favourable product mix and pricing reflective of higher underlying costs represented the majority of the remaining increase in distribution sales.

Our distribution revenues continue to be subject to changes related to the underlying costs of key commodities, such as coffee, wheat and sugar, etc., and other product costs. Increases and decreases in underlying costs are largely passed through to restaurant owners. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, costs and margins, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter. In addition, the shift in underlying product mix through the distribution business, primarily as a result of products for which we now manage the supply chain logistics, including additional output from Maidstone, can have an impact on margins. In the third quarter of 2011, the sale of our 50% joint venture interest in Maidstone negatively impacted our margin percentage by approximately 200 basis points (180 basis points year-to-date), net of the amortization of the deferred gain in connection with our supply agreement with Maidstone.

Company-operated restaurant sales. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Company-operated restaurant sales were $6.4 million in the third quarter of 2011, compared to $6.1 million in the third quarter of 2010. On average, we operated 21 Company-operated restaurants during the third quarter of 2011 compared to 22 during the third quarter of 2010. Restaurants with higher sales were the primary driver of sales growth quarter-to-quarter, partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally have lower average sales than Canadian Company-operated restaurants.

Year-to-date in 2011, Company-operated restaurant sales were $18.5 million, compared to $16.5 million year-to-date in 2010. We operated, on average, 19 Company-operated restaurants year-to-date in 2011 compared to 20 year-to-date in 2010. Restaurants with higher sales were the primary driver of sales growth year-over-year, partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally have lower average sales than Canadian Company-operated restaurants.

Variable interest entities’ sales. VIEs’ sales represent sales from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and, beginning in the first quarter of 2010, also included sales from the consolidation of our previously held joint venture interest in Maidstone, which are not included in our 2011 results. Sales from VIEs were $72.2 million and $74.9 million in the third quarter of 2011 and 2010, respectively, and $200.3 million and $232.6 million year-to-date in 2011 and 2010, respectively. The decline in sales of $2.7 million and $32.3 million during both of these periods was primarily due to the disposition and deconsolidation of Maidstone in October 2010. Maidstone represented $8.2 million and $41.4 million of the sales declines, respectively, which are partially offset in distribution sales for the year-to-date period. In addition, the number of non-owned restaurants consolidated, on average, in the U.S. last year included many of the underperforming New England region restaurants, which, as discussed within Segment Operating Income above, were closed in late 2010, resulting in fewer restaurants and lower sales. Partially offsetting these sales declines were an increase in the number of Canadian restaurants consolidated, and restaurants with higher sales volumes, both of which contributed positively to sales.

During the third quarter of 2011, we consolidated approximately 270 non-owned restaurants (105 in Canada and 165 in the U.S.), on average, compared to 283 non-owned restaurants (93 in Canada and 190 in the U.S.), on average, during the third quarter of 2010.

Foreign exchange. Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for the reporting of our financial results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales in both the third quarter and year-to-date periods of 2011 by approximately 0.7%, compared to the value that would have been reported had there been no exchange rate movement.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $12.0 million, or 6.8%, to $189.0 million in the third quarter of 2011, from $177.0 million in the third quarter of 2010. Same-store sales growth during the third quarter of 2011 provided approximately $11.6 million of rents and royalties growth. The addition of 136 new full-service restaurants in Canada and the U.S. year-over-year and lower relief, primarily recognized in the U.S., mainly from the closure of underperforming restaurants in certain markets in the New England region in the fourth quarter of 2010, contributed much of the remaining growth. Partially offsetting these growth factors was a negative impact resulting from the consolidation of non-owned restaurant VIEs which, as noted above, had a higher weighting of Canadian VIEs in 2011. The consolidation of non-owned restaurants essentially replaces our rents and royalties with restaurant sales, which are included in VIE sales.

Year-to-date in 2011, rents and royalties were $542.2 million, compared to $512.8 million year-to-date in 2010, representing an increase of $29.4 million, or 5.7%, driven primarily by continued same-store sales growth, new full-service restaurants, and lower relief, primarily in the U.S. related to our New England region closures in 2010. Partially offsetting this growth was the negative impact from the consolidation of VIEs, as described above.

Franchise Fees. Franchise fees include the sales revenue from initial equipment packages, as well as fees to cover costs and expenses related to establishing a restaurant owner’s business. Franchise fees were $26.5 million during the third quarter of 2011, increasing $0.9 million over the comparable period in 2010. Franchise fees were higher during the third quarter of 2011 due primarily to a higher number of resales, replacements, and renovations, partially offset by fewer Cold Stone Creamery co-branded openings in Canada.

Franchise fees were $67.0 million year-to-date in 2011, increasing $5.1 million over year-to-date in 2010. A higher number of standard restaurant openings were the primary growth driver during 2011. In addition, higher revenues from resales and replacements, and the recognition of fees associated with our master license agreement with Apparel related to our International expansion also contributed to growth year-over-year. Partially offsetting these growth factors were fewer Cold Stone Creamery co-branded openings in Canada.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for the reporting of our financial results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties by approximately 0.4%, and franchise fee revenues by approximately 0.5% in the third quarter of 2011, compared to the value that would have been reported had there been no exchange rate movement (0.4% and 1.0% on a year-to-date basis for 2011, respectively).

Total Costs and Expenses

Cost of Sales

Cost of sales increased $54.0 million, or 13.5%, compared to the third quarter of 2010, due primarily to increases in product costs in the distribution business and, to a lesser extent, higher cost of sales from Company-operated restaurants and from VIEs consolidated in accordance with applicable accounting rules. For the year-to-date period of 2011, cost of sales increased $168.0 million, or 15.0%, with generally the same factors outlined for the third quarter of 2011 driving this year-to-date increase as well.

Distribution cost of sales. Distribution cost of sales increased $42.6 million, or 12.5%, for the quarter as compared to the third quarter of 2010, driven mainly by systemwide sales growth, which included an increase in the number of franchised restaurants open and higher same-store sales growth, which, when combined, contributed approximately $20.7 million of the increase in cost of sales. Approximately $23.3 million of the distribution cost of sales increase related primarily to higher underlying commodity costs, specifically coffee, and product mix. We began start-up operations at our Kingston replacement distribution facility in late July 2011 and anticipate transitioning the facility to full operation, servicing approximately 600 restaurants in eastern Ontario and Quebec, by the end of 2011. We incurred certain start-up costs for this facility, as expected, in the third quarter of 2011.

For the year-to-date period of 2011, distribution cost of sales increased by $163.1 million, or 17.5%, over the comparable period in 2010. Costs associated with systemwide sales growth, which included products for which we now manage the supply chain logistics, including additional output from Maidstone, represented an approximate $104.9 million of the increase in distribution cost of sales. Higher underlying commodity costs and product mix contributed the majority of the remaining cost of sales increase.

Absent the impact of the asset impairment charge recorded in 2010, distribution cost of sales represented 66.9% and 66.2% of our Total costs and expenses, net, in the third quarter and year-to-date period of 2011, respectively, compared to 66.0% and 63.8% of our Total costs and expenses, net, in the third quarter and year-to-date period of 2010, respectively, reflecting a shift in underlying product mix through the distribution business, as noted within Distribution sales above, and higher underlying commodity costs.

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

Company-operated restaurant cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. These costs increased by $0.6 million to $6.5 million in the third quarter of 2011, compared to $5.9 million in the third quarter of 2010. Cost of sales increased from restaurants with higher sales and consequently higher cost of sales, partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally have lower sales and, as a result, lower cost of sales than Canadian Company-operated restaurants.

Year-to-date in 2011, Company-operated restaurant cost of sales was $18.6 million, compared to $16.8 million year-to-date in 2010. We operated, on average, 19 Company-operated restaurants year-to-date in 2011 compared to 20 in 2010. Restaurants with higher sales and, consequently, higher cost of sales was the primary driver of higher cost of sales year-over-year, partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants.

Variable interest entities’ cost of sales. VIEs’ cost of sales represents cost of sales from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and also included cost of sales from the consolidation of our previously-held joint venture interest in Maidstone, which was not included in 2011. VIEs’ cost of sales was $62.6 million and $51.8 million in the third quarter of 2011 and 2010, respectively, and $175.1 million and $171.8 million year-to-date in 2011 and 2010, respectively. Beginning in the second quarter of 2010, we began managing the supply chain logistics for a more significant proportion of output from Maidstone, which was also reflected in higher distribution cost of sales in 2011, as noted above. Also, the disposition and deconsolidation of Maidstone in October 2010 resulted in higher overall cost of sales year-over-year as we no longer benefited from the integration of this facility. During the third quarter of 2011, we consolidated approximately 270 non-owned restaurants, on average, compared to 283 non-owned restaurants, on average, during the third quarter of 2010. The decline in non-owned restaurants year-over-year was largely the result of the closure of underperforming New England restaurants in late 2010, many of which were consolidated as VIEs. Notwithstanding this decline, we had more restaurants consolidated in Canada as well as restaurants with higher sales volumes, and consequently higher cost of sales, both of which resulted in an increase in cost of sales.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our financial results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales during the third quarter of 2011 by approximately 0.8%. Year-to-date, foreign exchange decreased the value of reported cost of sales by approximately 0.7%.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $3.7 million to $65.3 million in the third quarter of 2011. Rent expense increased by $2.1 million quarter-to-quarter, primarily due to 92 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Additionally, depreciation expense increased by $1.3 million as the total number of properties we either own or lease and then sublease to restaurant owners increased to 3,006 in the third quarter of 2011, compared to 2,927 in the comparable period of 2010. The remainder of the increase related primarily to higher support costs for restaurant owners.

Year-to-date in 2011, operating expenses were $192.6 million, compared to $182.0 million year-to-date in 2010, an increase of $10.6 million, or 5.8%. Rent expense increased $5.4 million, driven by additional leased properties and higher percentage rent due to systemwide sales growth. In addition, depreciation expense increased by $3.9 million, due primarily to the additional properties that we either own or sublease to restaurant owners. The remainder related primarily to higher support costs for restaurant owners.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the total value of operating expenses by approximately 0.8%, compared to the value that would have been reported in both the third quarter and year-to-date periods of 2011 had there been no exchange rate movement.

Franchise Fee Costs

Franchise fee costs include costs of equipment sold to restaurant owners as part of the commencement or renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening, and/or the introduction of our Cold Stone Creamery co-branding offering into existing locations.

Franchise fee costs were $26.1 million during the third quarter of 2011, compared to $24.9 million in the third quarter of 2010. Higher franchise fee costs were associated with a higher number of resales, replacements, and renovations, a $1.1 million allowance on notes receivable in our U.S. segment related to our FIP due to a decline in the value of associated collateral, and higher support costs associated with establishing a restaurant owner’s business. Partially offsetting these higher costs were fewer Cold Stone Creamery co-branded openings in Canada, resulting in lower franchise fee costs.

Year-to-date in 2011, franchise fee costs were $67.9 million, an increase of $4.7 million over year-to-date in 2010. Higher costs were driven primarily by a higher number of standard restaurants, a higher number of resales and replacements, higher support costs associated with establishing a restaurant owner’s business, and a $1.1 million allowance on notes receivable under our U.S. FIP, as noted above. Partially offsetting these higher costs were fewer Cold Stone Creamery co-branded openings, resulting in lower franchise fee costs.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our financial results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of franchise fee costs by approximately 0.8%, compared to the value that would have been reported in the third quarter of 2011 had there been no exchange rate movement, and by approximately 1.1% on a year-to-date basis.

General and Administrative Expenses

General and administrative expenses are generally comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses decreased by $1.0 million in the third quarter of 2011, compared to the third quarter of 2010, to $34.7 million, primarily related to lower professional fees in 2011 compared to those incurred for corporate initiatives in 2010 and the timing of certain expenses, partially offset by additional investments to support advertising and promotional activities in our U.S. markets, for our Canadian Cold Stone Creamery co-branding initiative, and to support our International expansion plans.

Year-to-date in 2011, general and administrative expenses increased $11.5 million to $118.7 million from $107.2 million year-to-date in 2010. A significant portion of these expenses was related to the $6.3 million charge related to the CEO Separation Agreement. In addition, we incurred higher salaries and benefits in support of the growth in our business. We made additional investments of approximately $4.7 million to support advertising and promotional activities in our U.S. markets ($3.0 million), for our Canadian Cold Stone Creamery co-branding initiative, and to support our International expansion plans. Partially offsetting these higher costs were lower professional fees in 2011 compared to those incurred for corporate initiatives in 2010, and the timing of other expenses.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter. From time to time, we may increase investments to support certain strategic initiatives, which may cause general and administrative expense growth to be higher than systemwide sales growth.

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our financial results. The overall strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of general and administrative expenses by approximately 1.0%, compared to the value that would have been reported in the third quarter of 2011 had there been no exchange rate movement, and by approximately 0.9% year-to-date.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but which do not meet the consolidation requirements under applicable consolidation accounting rules. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases the Canadian Tim Hortons/Wendy’s combination restaurants. Equity income was approximately $3.9 million in the third quarter of 2011 compared to $4.0 million in the third quarter of 2010 ($10.8 million and $11.0 million year-to-date in 2011 and 2010, respectively). Equity income from our TIMWEN Partnership is not expected to grow significantly as we are unlikely to add any new properties to this venture in the future.

Asset Impairment and related closure costs, net

In the third quarter of 2011, the Company recorded an asset impairment charge of $1.9 million which reflects current real estate and equipment values in the Company’s Portland market. Approximately $0.9 million of this asset impairment charge is related to VIEs in the Portland market. In addition, approximately $1.5 million of accrued closure costs were reversed into Net income upon the substantial conclusion of closure activities related to the Company’s New England markets.

In the third quarter of 2010, the Company completed an impairment review regarding the Company’s Portland, Providence and Hartford markets in the New England region. The same-store sales growth and financial performance of these markets had continued to underperform based on the Company’s expectations. The Company determined that the future expected undiscounted cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in an asset impairment charge of $20.9 million being recorded.

Other Income and Expense, net

Other income and expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the third quarter of 2011, we had other income, net of $1.6 million versus $0.7 million in the third quarter of 2010. On a year-to-date basis, other income, net was $0.5 million higher compared to 2010. The increase in other income during both of these periods related to a gain on a property disposition in the third quarter of 2011.

Interest Expense

Total interest expense, including interest on our Senior Notes (as defined below under “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $7.4 million in the third quarter of 2011 and $6.5 million in the third quarter of 2010, representing an increase of $1.0 million, which was related primarily to additional capital leases associated with new restaurant real estate.

Interest expense was $22.2 million year-to-date in 2011, compared to $18.8 million year-to-date in 2010. Our Senior Notes, which were issued in fiscal 2010, have a fixed interest rate over seven years, whereas our long-term debt that was retired in 2010 had a much higher variable component, which resulted in lower rates year-to-date in 2010. Additionally, an increase in the number of capital leases contributed to higher interest expense year-over-year. Partially offsetting these increases was a settlement loss arising from the early termination and settlement of a $30 million interest rate swap in connection with the partial repayment of our prior term debt in the second quarter of 2010.

Interest Income

Interest income was $0.7 million in the third quarter of 2011 compared to $0.4 million in the third quarter of 2010. The increase was due primarily to interest earned from our cash and cash equivalents and imputed interest under our U.S. FIP, as well as interest derived from other notes receivable. Interest income was $3.3 million and $0.9 million year-to-date in 2011 and 2010, respectively, increasing $2.4 million year-over-year. We had higher cash balances year-to-date in 2011, due primarily to proceeds received from the sale of our 50% joint-venture interest in Maidstone in the fourth quarter of 2010. Higher interest rates in Canada, and interest earned from our FIP and other financing programs also contributed to the increase in interest income year-to-date.

Income Taxes

The effective income tax rate for the third quarter ended October 2, 2011 was 29.0%, compared to 35.7% for the third quarter ended October 3, 2010. The effective income tax rate for the year-to-date period ended October 2, 2011 was 29.2% compared to 32.0% for the year-to-date period ended October 3, 2010. The 2011 effective tax rate was positively impacted by the reduction in the Canadian statutory rates in 2011, partially offset by a jurisdictional shift in income that includes the impact of the divestiture of our interest in Maidstone. The 2010 effective tax rate was negatively impacted by approximately 5.0% (1.6% year-to-date) due to the asset impairment charge of $20.9 million with no corresponding tax benefit recognized.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $7.7 million to $0.2 million in the third quarter of 2011, compared to $7.9 million in the third quarter of 2010. On a year-to-date basis, net income attributable to noncontrolling interests was $1.8 million and $20.4 million in 2011 and 2010, respectively. Net income attributable to noncontrolling interests relates to the consolidation of certain non-owned restaurants in accordance with applicable accounting rules and also included the consolidation of our previously held interest in Maidstone. As a result of the sale of our 50% joint-venture interest in Maidstone in October 2010, we no longer consolidate the operations and net income of Maidstone, which was the primary contributor to the decrease in net income attributable to noncontrolling interests in both the third quarter and year-to-date periods of 2011. In addition, an asset impairment charge of $0.9 million related to the Portland market was recorded in the third quarter of 2011. We consolidated approximately 270 and 283 non-owned restaurants, on average, during the third quarter of 2011 and 2010, respectively. During the year-to-date periods of 2011 and 2010, we consolidated approximately 261 and 277 non-owned restaurants, on average, respectively.

Comprehensive Income

In the third quarter of 2011, comprehensive income attributable to Tim Hortons Inc. was $154.1 million, compared to $55.6 million in the third quarter of 2010, increasing $98.5 million. Translation adjustments resulted in gains and were the primary driver of the increase, with a $50.5 million change quarter-to-quarter. In the third quarter of 2011, we had a $34.1 million translation adjustment gain in contrast to a $16.4 million translation adjustment loss in the third quarter of 2010. Translation adjustment gains/losses arose primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. When the U.S. dollar strengthens relative to the Canadian dollar, we incur a translation adjustment gain; conversely when the U.S. dollar weakens relative to the Canadian dollar, we incur a translation adjustment loss. Net income attributable to Tim Hortons Inc. also increased $29.8 million quarter-to-quarter. Additionally, in the third quarter of 2011 we had a $16.3 million gain related to cash flow hedges, net of taxes, compared to a loss of $1.8 million, net of taxes, in the corresponding period of 2010.

On a year-to-date basis, comprehensive income attributable to Tim Hortons Inc. increased $82.8 million to $316.1 million in 2011, from $233.3 million in 2010. Higher comprehensive income year-over-year was primarily related to a $34.4 million increase in translation adjustment gains year-over-year and a $33.0 million increase in Net income attributable to Tim Hortons Inc. Additionally, we had gains of $13.8 million related to cash flow hedges, net of taxes, as opposed to a loss of $1.6 million, net of taxes year-to-date in 2010.

The 2011 exchange rates were Cdn$1.0482, and $0.9645 for US$1.00 on October 2, 2011 and July 3, 2011, respectively. The 2010 exchange rates were Cdn$0.9946, $1.0205, and $1.0624 for US$1.00 on January 2, 2011, October 3, 2010 and July 4, 2010, respectively. The exchange rate was Cdn$1.0510 for US$1.00 on January 3, 2010.

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

Year-to-date in 2011, we generated $218.8 million of cash from operations, as compared to cash generated from operations of $436.9 million year-to-date in 2010, for a net decrease of $218.1 million (see “Comparative Cash Flows” below for a description of sources and uses of cash year-to-date in 2011). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives, or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms that are favourable to us.

Our Revolving Bank Facility is a $250 million unsecured revolving credit facility that matures on December 15, 2014. It is supported by a syndicate lending group of nine financial institutions, of which Canadian financial institutions hold approximately 57% of the total funding commitment. The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR plus a margin. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under the facility can cause the borrowing to be at the base rate which has a floor of one month LIBOR plus 1%. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at October 2, 2011.

In the second quarter of 2010, we issued $200 million of Senior Notes for net proceeds of the same. The Senior Notes were offered on a private placement basis in Canada. In the fourth quarter of 2010, we reopened the Senior Notes and issued an additional $100 million for net proceeds of $102.3 million, which included a premium of $2.3 million. The premium, along with the loss on the interest rate forwards of $4.9 million (see below), and financing fees of approximately $1.9 million, were deferred and are being amortized to interest expense over the term of the Senior Notes. The effective yield including all fees, premium and the impact of the loss on the interest rate forwards, is 4.45%.

The Senior Notes bear a fixed interest coupon rate of 4.2% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the Trust Indenture and with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts, if any, owing under the Revolving Bank Facility dated December 13, 2010, but not including any sinking fund which pertains exclusively to any particular indebtedness of the Borrower and statutory preferred exceptions. The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For as long as the Borrower’s third-party revenues are below 75% of the consolidated revenues of the Company, as tested quarterly on a rolling twelve-month basis, the Senior Notes must be guaranteed by the subsidiary contributing the most to the Company’s consolidated revenues plus additional guarantors, if necessary, so that the 75% of consolidated revenues are reached or exceeded. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting our ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements).

The Senior Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days notice, but no more than 60 days notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Senior Notes, plus 0.30%, and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Senior Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.

In March 2010, we entered into interest rate forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These interest rate forwards were settled in June 2010, resulting in a loss of $4.9 million, of which $3.9 million remains in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet. This loss is being recognized in interest expense over the seven-year term of the Senior Notes, as described above.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At October 2, 2011, we had approximately $437.5 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program. Given the ongoing credit concerns in financial markets, we continue to be more focused on capital preservation than yield when investing cash. We invest primarily in short-term money market instruments of several large Canadian financial institutions, thereby minimizing both our liquidity risk and counterparty risk associated with our cash and cash equivalents.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant; however, currently our needs have been impacted by higher green coffee inventory levels. We do not anticipate our green coffee inventory volumes to remain at current levels for an extended period of time, although green coffee inventory values can fluctuate with changes in commodity costs.

In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our strategic plan outlined key aspects of our business that we intend to focus on until the end of 2013. Leveraging significant levels of vertical integration and continuing to explore additional systemwide benefits through vertical integration was one of the key initiatives outlined in our “More than a Great Brand” strategic plan. Consistent with that plan, we have completed construction of a replacement distribution centre in Kingston, Ontario, which is capable of providing one-stop service to our restaurant owners in eastern Ontario and Quebec by adding warehouse capacity and distribution capability for frozen and refrigerated products in addition to dry goods. Total capital expenditures on this facility were approximately $36 million. We began start-up operations in late July 2011 and anticipate transitioning the facility to full operations, servicing approximately 600 restaurants in eastern Ontario and Quebec, by the end of 2011. As with other vertical integration initiatives, we expect this new facility will deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable financial return for the Company. In the third quarter of 2011, we incurred certain start-up and transition costs, as expected. The impact of these costs was included in our 2011 EPS target. We continue to believe that distribution is a critical element of our business model as it allows us to control costs to our restaurant owners and service our restaurants efficiently and effectively while contributing to our overall profitability.

As a result of the sale of our 50% interest in Maidstone, we amended our 2010 share repurchase program to increase the number of shares that may be purchased, to include the net proceeds from the sale, to return value to shareholders through share repurchases. Under the 2010 amended program, shares were repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations. The 2010 Program terminated on March 2, 2011. As part of our annual capital allocation process, we considered our remaining net proceeds from the sale of our joint venture interest in Maidstone in conjunction with our plan to return capital to shareholders in 2011. Our Board of Directors approved a new share repurchase program (the “2011 Program”) in February 2011 for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 shares, representing 10% of our public float (as defined under the Toronto Stock Exchange (“TSX”) rules) as of February 17, 2011. The 2011 Program is funded from cash flow generation, cash-on-hand and the remaining, undistributed net proceeds from the Maidstone sale in October 2010.

We received regulatory approval for the 2011 Program from the TSX on February 23, 2011. The 2011 Program commenced on March 3, 2011 and is due to terminate on March 2, 2012. The 2011 Program may terminate earlier than March 2, 2012 if the $445 million maximum or regulatory maximum of 14,881,870 shares is reached or, at our discretion, subject to regulatory compliance. There can be no assurance as to the precise number of shares (or equivalent dollar value of shares) that will be purchased under the 2011 Program. Common shares purchased under the 2011 Program are purchased through a combination of a 10b5-1 automatic trading plan as well as at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases are made on the TSX, the New York Stock Exchange, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The maximum number of shares that may be purchased during any trading day may not exceed 25% of the average daily trading volume on the TSX, excluding purchases made by us under our 2010 program, based on the previous six completed calendar months, for a daily total not to exceed 93,920 common shares. This limit, for which there are permitted exceptions, is determined in accordance with regulatory requirements.

Year-to-date in 2011, we spent $530.1 million to purchase and cancel approximately 12.0 million of the Company’s common shares as part of our 2010 and 2011 Programs at an average cost of $44.15 per share. As of the end of the third quarter of 2011, all of the net proceeds from the sale of Maidstone have now been fully distributed under the 2011 Program.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 158,367,495 common shares outstanding at November 7, 2011.

In February 2011, our Board of Directors approved an increase in the dividend from $0.13 to $0.17 per common share paid quarterly, representing an increase of 31%. This increase reflects our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared and paid its March 2011, June 2011 and September 2011 dividends at this new rate. Our Board of Directors declared a quarterly dividend payable on December 14, 2011 to its shareholders of record as of November 30, 2011. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities year-to-date in 2011 was $218.8 million, representing a decrease of $218.1 million as compared to year-to-date in 2010. The decrease was primarily driven by working capital movements, mainly attributable to the timing of accounts payable and accrued liabilities, taxes, accounts receivables, inventories and other. We also had a number of significant payments earlier in 2011 from accounts payables and accrued liabilities with the distribution of the majority of our $30 million commitment to restaurant owners related to the sale of Maidstone, significant Tim Card redemptions that were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and are reflected in investing activities below, and the settlement of certain closure costs related to the closure of underperforming restaurants in our New England region late in 2010. We also had 2010 tax payments, including cash taxes of approximately $45.0 million related to the sale of our joint-venture interest in Maidstone. Additionally, we continued to build inventories in 2011, particularly green coffee, due in part to higher costs, but primarily due to volumes as we secured additional supply, in the short term, due to coffee market volatility and we expanded our Ancaster coffee operations to include green coffee bean blending. Accounts receivable is subject to timing differences year-over-year as a significant amount of collections from restaurant owners occur on the first day of each month.

Investing Activities. Net cash used in investing activities was $78.1 million year-to-date in 2011 compared to $95.5 million used year-to-date in 2010. Capital expenditures were $106.0 million year-to-date in 2011 and typically represent the largest ongoing component of investing activities. Partially offsetting these expenditures were $38.0 million in proceeds received from the sale of restricted investments, while other investing activities required $10.1 million. Comparatively, capital expenditures were $79.0 million year-to-date in 2010 and $17.6 million was required for a net purchase of restricted investments, partially offset by $1.1 million provided from other investing activities.

Capital expenditures are summarized as follows:

	Year-to-date period ended
	October 2, 2011	October 3, 2010
	(in millions)
Capital expenditures
New restaurants	$38.2	$36.1
Restaurant replacements and renovations	22.4	26.2
Replacement distribution facility	22.0	4.6
Other capital needs	23.4	12.1

Total capital expenditures	$106.0	$79.0

Spending related to new restaurant development and remodeling remained relatively flat year-over-year despite a higher number of standard restaurant openings as we continue to focus on opening restaurants which may be less capital-intensive. New restaurant openings, and the associated capital spending, are typically more heavily weighted in the latter half of the year. Year-to-date in 2011, expenditures included $22.0 million related to our Kingston, Ontario replacement distribution facility and $23.4 million for other capital needs related primarily to equipment purchases required for ongoing business needs, technology, and infrastructure costs. We continue to expect that future capital needs related to our normal business activities will be funded through ongoing operations.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date period ended
	October 2, 2011	October 3, 2010
	(in millions)
Canada	$25.4	$25.9
U.S.	12.8	10.2

Total	$38.2	$36.1

Financing Activities. Financing activities used cash of $626.4 million year-to-date in 2011 compared to $228.2 million year-to-date in 2010. We purchased and cancelled $530.1 million of common shares and paid dividends of $83.3 million year-to-date in 2011. Our increased spending for financing activities is a direct result of additional share repurchases we made as we deployed the net proceeds received in October 2010 from the sale of our interest in Maidstone. Our 2011 Program of up to $445 million, of which approximately $64 million is still available to be purchased, has been funded to-date from operating cash flows, cash-on-hand, and the net proceeds from the Maidstone sale in October 2010, which have now been fully deployed.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements, as that term is described by the SEC, as of October 2, 2011 or October 3, 2010.

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

Effective January 3, 2011, we adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in ASC 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable and has expanded disclosures related to vendor’s multiple-deliverable revenue arrangements. This ASU is effective on a prospective basis for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The adoption of this ASU did not have an impact on our Condensed Consolidated Financial Statements or related disclosures.

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

Effective July 4, 2011, the Company adopted ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor and thus the guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the debtor is experiencing financial difficulties, and (ii) the restructuring constitutes a concession. The amendments in this Update were effective for the first interim or annual periods beginning on or after June 15, 2011, and were applied retrospectively to the beginning of 2011. For the purposes of measuring impairment of receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as at the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. The adoption of this Update has been reflected in our related disclosures (see note 5 to the Condensed Consolidated Financial Statements).

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220—Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this Update will not have a significant impact on our Condensed Consolidated Financial Statements and related disclosures other than the reordering and presentation of information already disclosed in notes 8 and 12 to the Condensed Consolidated Financial Statements.

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

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the third quarter ended October 2, 2011 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 25, 2011 (the “2010 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; commodity costs; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

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

This information is incorporated by reference from the section titled “Market Risk” on page 57 of this Form 10-Q.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which seeks class action certification on behalf of Canadian restaurant owners, asserts damages of approximately $1.95 billion. Those damages are claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The two motions were heard in August and October 2011 and the court’s decision on those motions is pending. The Company’s position on the motions is that the action should be dismissed in its entirety, and the Company believes that there are significant issues with certification as proposed by the plaintiffs. It is also the position of the Company that if any causes of action survive final determination of the motion for summary judgment and are certified, the Company continues to believe that the plaintiffs’ claim is without merit and will not be successful, and the Company intends to defend the claim vigorously. However, there can be no assurance that the outcome of the claim will be favourable to the Company or that it will not have a material adverse impact on the Company’s financial position or liquidity in the event that the ultimate determinations by the Court and/or appellate court are not in accordance with the Company’s evaluation of this claim.

From time to time, the Company is also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from customers alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants and/or leasing of underlying real estate, and with respect to various restaurant-owner matters, including but not limited to those described in the first paragraph above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and to-date, these claims have not had a material effect on the Company. Reserves related to the resolution of legal proceedings are included in the Company’s Condensed Consolidated Balance Sheet as a liability under “Accounts payable.” As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #7 (July 4, 2011 — August 7, 2011)	1,100,110	$46.46	1,110,110	$141,520,323
Monthly Period #8 (August 8, 2011 — September 4, 2011)	1,170,500	45.63	1,170,500	88,116,091
Monthly Period #9 (September 5, 2011 — October 2, 2011)	509,520	46.51	509,520	64,420,699

Total	2,780,130	$46.12	2,780,130	$64,420,699

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2011, we announced that we had obtained regulatory approval from the Toronto Stock Exchange (the “TSX”) under the TSX normal course issuer bid rules to commence a 2011 share repurchase program (“2011 program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of our public float as of February 17, 2011. The 2011 program commenced March 3, 2011 and is due to terminate on March 2, 2012. The first purchases were made under the 2011 program on March 3, 2011, and the aggregate dollar value of shares that we currently expect to purchase under the 2011 program is approximately $435 million.

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

TIM HORTONS INC. (Registrant)

Date: November 10, 2011	/s/ CYNTHIA J. DEVINE
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