Form 10-K
period 2012-01-01
Tim Hortons Inc.
filed 2012-02-28
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2012

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

The aggregate market value of the common shares held by non-affiliates of the Registrant computed by reference to the price at which such shares were last sold, as of July 1, 2011, was Cdn.$ 7,681,493,043 (US$7,994,892,843).

Number of common shares outstanding as of February 21, 2012: 157,414,012

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 168-171.

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

All references to our websites contained herein do not constitute incorporation by reference for information contained on the website and such information should not be considered part of this document.

TIM HORTONS INC.

2011 FORM 10-K ANNUAL REPORT

The noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, were:

(US$)	At End of Fiscal Year	Year Average	High	Low
December 30, 2007	1.0221	0.9419	1.0908	0.8437
December 28, 2008	0.8192	0.9399	1.0291	0.7710
January 3, 2010	0.9559	0.8834	0.9719	0.7695
January 2, 2011	0.9991	0.9663	1.0040	0.9280
January 1, 2012	0.9835	1.0151	1.0584	0.9480

On February 17, 2012, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$1.0030 for Cdn.$1.00.

PART I

Item 1.	Business

The Company

We are one of the largest publicly-traded quick service restaurant chains in North America based on market capitalization and the largest in Canada based on systemwide sales and number of locations. We appeal to a broad range of consumer tastes, with a menu that includes premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, specialty teas, fruit smoothies, home-style soups, fresh sandwiches, wraps, hot breakfast sandwiches and fresh baked goods, including our trademark donuts.

The first Tim Hortons® was opened in May 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Ron Joyce, then the operator of 3 Tim Hortons restaurants, became partners with Tim Horton and together they opened 37 restaurants over the next 7 years. After Tim Horton’s death in 1974, Mr. Joyce continued to expand the chain, becoming its sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s International, Inc., now wholly-owned by The Wendy’s Company (“Wendy’s”), entered into a partnership to develop real estate and combination restaurant sites with Wendy’s® and Tim Hortons restaurants under the same roof. In 1995, Wendy’s purchased Mr. Joyce’s interest in the Tim Hortons system and incorporated the company known as Tim Hortons Inc., a Delaware corporation (“THI USA”), as a wholly-owned subsidiary. In 2006, we became a standalone public company pursuant to an initial public offering and a subsequent spin-off of our common stock to Wendy’s stockholders through a stock dividend on September 29, 2006.

At a special meeting of stockholders held on September 22, 2009, THI USA’s stockholders voted to approve the reorganization of THI USA. As a result of the reorganization, Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act (the “Company”), became the publicly held parent company of the group of companies previously controlled by THI USA, and each outstanding share of THI USA’s common stock automatically converted into 1 common share of the Canadian public company. The issuance of common shares (and the associated share purchase rights) of the Canadian public company was registered under the Securities Act of 1933, as amended (the “Securities Act”). The common shares of the Canadian public company, like the common stock of THI USA previously, are traded on both the Toronto Stock Exchange and the New York Stock Exchange under the symbol “THI.”

In 2010, we sold our 50% joint-venture interest in Maidstone Bakeries, which provides certain bread, pastries, donuts and Timbits™ to our system restaurants. Pursuant to our supply agreement with Maidstone Bakeries, our obligation to purchase donuts and Timbits extends until early 2016, and we have supply rights until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary.

Our primary business model is to identify potential restaurant locations, develop suitable sites, and make these new restaurants available to approved restaurant owners. As of January 1, 2012, restaurant owners operated 99.6% of our systemwide restaurants. We directly own and operate (without restaurant owners) only a small number of company restaurants in Canada and the U.S. We also have warehouse and distribution operations that supply paper and dry goods to a substantial majority of our Canadian restaurants, and supply frozen baked goods and some refrigerated products to most of our Ontario restaurants and Quebec restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. Our operations also include coffee roasting plants in Rochester, New York, and Hamilton, Ontario, and a fondant and fills manufacturing facility in Oakville, Ontario. See “Manufacturing” below. These vertically integrated manufacturing and distribution capabilities provide important benefits to our restaurant owners and systemwide restaurants, while allowing us to: improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products; provide economies of scale and labour efficiencies; and generate additional sources of income and financial returns for the Company’s investments.

Our business model results in several distinct sources of revenues and corresponding income, consisting of distribution sales, franchise rent and royalties revenues, manufacturing income, and, to a much lesser extent, equity income, and sales from Company-operated restaurants. Franchise royalties are typically collected weekly based on a percentage of gross sales. Rental income results from our controlling interest (i.e., lease or ownership) in the real estate for approximately 83% of full-serve system restaurants, generating base rent and percentage rent in Canada, and percentage rent only in the U.S., which results in higher rental income as same-store sales increase. Historically, as we have opened new restaurants and made them available to restaurant owners, our operating income base has expanded. In addition, our product distribution and warehouse operations have generated consistent positive operating income.

Our segments, for financial reporting purposes, are Canada and the U.S. Financial information about these segments is set forth in Items 6 and 7 and Note 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (“Annual Report”). Operating results from our international operations are currently insignificant and will continue to be included in Corporate charges in our segmented operating results. In addition, reference should be made to the Consolidated Financial Statements and Supplementary Data in Item 8 of this Annual Report for further information regarding revenues, segment operating profit and loss, total assets attributable to our segments, and for financial information attributable to certain geographic areas.

References to “we,” “our,” “us” or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act and its subsidiaries, for periods on or after September 28, 2009, unless specifically noted otherwise.

All dollar amounts referenced in this Annual Report are in Canadian dollars, unless otherwise expressly stated.

Business Overview

We have a strategic plan themed “More than a Great Brand” which charts strategic and operational initiatives designed to help us achieve both annual and longer-term goals (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) that strengthen our business and create shareholder value. We have a unique, layered business model that we believe adds to the scale and success of our system.

Unique business model

Key aspects of our business model include:

•

franchising in more than 99% of our restaurant system. We have a long-standing history of collaborating with our restaurant owners to grow our collective business and build positive relationships. Our restaurant owners typically operate an average of 3 to 4 restaurants and have a significant stake in the success of the restaurants they operate;

•	maintaining a controlling interest in a significant majority of the real estate in our full-serve restaurant system in North America to ensure brand integrity and control of development;

•	operating with a “we fit anywhere” concept that allows us to adapt our brand presence to take advantage of both standard and non-standard development opportunities; and

•	leveraging significant levels of vertical integration that exist in our system and continuing to explore additional system benefits through further vertical integration opportunities.

Increasing same-store sales through daypart, marketing and menu opportunities

Increasing same-store sales is an important measure of success in the restaurant sector. Our Company has a positive same-store sales growth record that extends two decades. We view same-store sales growth as vital to the ongoing health of our franchise system and our Company.

Our strategies to increase same-store sales include:

•

leveraging our research and development capabilities to create menu and product innovation to respond to guest needs and trends, designed to expand our category and daypart traffic, average cheque and overall market share;

•

introducing product and category extensions as well as new product platforms such as chilled drinks and espresso-based beverages. We believe we have opportunities to extend market share across multiple dayparts;

•	enhancing our brand identity positioning efforts in the U.S. as a unique cafe and bake shop destination focused on freshness and value;

•

leveraging our marketing strengths and advantages. In Canada, we will leverage our scale as one of the country’s largest advertisers and marketers to reinforce our attractive price to value position, menu innovation and to reinforce our brand equity and coffee leadership;

•

increasing capacity at our existing Canadian restaurants through the design and implementation of a combination of drive-thru activities, including order station relocations, double-order stations and, in certain locations, double-lane drive-thrus. In addition, we will continue to evolve our in-restaurant guest queuing systems; and

•

sustaining increased marketing and advertising spending across our U.S. business with a focus on our core growth markets to increase awareness of our brand. In addition, we will continue to seek other marketing means, such as community involvement, sponsorships, event site product agreements and other forms of communication, to supplement traditional advertising to reinforce our brand position with customers and to broaden our brand awareness as a cafe and bake shop destination.

Investing to build our scale and brand in new and existing markets

Restaurant development in new and existing markets has historically contributed significantly to the Company’s growth. Our specific development plans include:

•	continued active development of both standard and non-standard restaurants in Canadian growth markets;

•	focusing Canadian development primarily in Quebec, western Canada, Ontario and major urban markets;

•

applying successful elements of our newest restaurant designs, including exterior and interior design treatments, menu items, equipment and fixtures, in new restaurants in both Canada and the U.S., and seeking opportunities to introduce these elements in renovations and continuing to evolve and evaluate flexible new restaurant designs to respond to consumer trends and interests including, in Canada, designs tailored to urban and rural markets;

•

working to accelerate the time it takes to create critical mass for convenience and advertising scale in our most developed U.S. markets, primarily through deployment of the substantial majority of our U.S. restaurant development capital into core growth markets which are most developed; and

•	actively seeking to complement our U.S. standard format restaurant development activity with non-standard formats and locations through strategic partnerships and relationships.

Growing differently in ways we have not grown before

Our strategic growth plan includes initiatives that are designed to complement our core growth strategies with additional opportunities to grow our business. These initiatives include:

•	extending our competitive advantage for service excellence through our ongoing hospitality strategy and initiatives;

•

opportunistically pursuing strategic alliances and partnerships to take our brand to markets where we have not yet established a presence, to complement our existing presence, or to increase average unit volumes in existing locations. This may include further expanding the Cold Stone Creamery® co-branding concept in Canada, where we have exclusive development rights, and to a lesser extent in the U.S., where we already have a strong co-branded presence, or other initiatives; and

•

pursuing, as part of a broader international restaurant development strategy, development of restaurants in the Gulf Cooperation Council (“GCC”) markets through master licensee, Apparel FZCO (“Apparel”), based in Dubai.

Leveraging our core business strengths and franchise system

As one of the most franchised systems in the restaurant industry, we focus extensively on our relationships with our restaurant owners and the success of our system. We also seek to leverage our strengths and capabilities to grow our business in ways that benefit us and our system restaurant owners. Our focus includes:

•	continuing to work collaboratively with our restaurant owners across a wide range of initiatives and business matters;

•	pursuing additional vertical integration and supply chain opportunities to create value for our restaurant owners and shareholders; and

•	selectively assessing acquisition opportunities that leverage our core strengths and capabilities.

Operations

Restaurant formats. Tim Hortons restaurants operate in a variety of formats. From start to finish, the development process for each individual standard restaurant location, typically averaging 1,000 to 3,080 square feet, usually takes between 12 to 18 months. Development of non-standard sites and self-serve kiosks typically requires much less time. See Item 2. Properties of this Annual Report for additional information regarding our restaurants.

Our non-standard restaurant development growth includes small, full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations and drive-thru-only units on smaller pieces of property, including full-serve event sites located in sports arenas and stadiums that operate only during events with a limited product offering. Our self-serve kiosks also typically have a limited product offering and typically generate much smaller average unit volumes compared to non-standard, full-serve restaurants in their respective markets that have staff, larger locations, and more expansive beverage and food product offerings. Average unit volumes at self-serve kiosks are highly variable, depending upon the location, size of the site, product offerings, and hours of operation. In the U.S., self-serve kiosks only contribute nominal amounts to our distribution sales, royalty revenues and consolidated operating income at this time. Self-serve kiosks, however, complement our core growth strategy by increasing guest convenience and frequency of visits and allowing for additional market penetration of our brand, including in areas where we may not be as well known or where an alternative model for unit growth and development is appropriate. Additionally, in Canada, we have used self-serve kiosks in locations where existing full-service locations are at full capacity.

The development of co-branded locations is also increasing in our system. We are party to an agreement with Kahala Franchise Corp., the franchisor of the Cold Stone Creamery brand, pursuant to which we have exclusive development rights in Canada. During 2011, we opened 44 and closed 2 co-branded restaurants in Canada. In the U.S., we opened 19 Cold Stone Creamery co-branded restaurants in 2011. In addition, we opened 1 Tim Hortons restaurant in a Cold Stone Creamery.

See also “Combination restaurants, an ongoing relationship with Wendy’s” below for information regarding restaurants that offer Tim Hortons and Wendy’s products at a single location.

Restaurant development. We typically oversee and direct all aspects of restaurant development for system restaurants, from an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure, to considerations of the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, restaurant owner identification, and physical land development and restaurant construction costs. We typically retain a controlling interest in the real estate for full service system restaurants by either owning the land and building, leasing the land and owning the building, or leasing both the land and building. While we have a highly recognizable standard, standalone restaurant design, we may vary the design to fit into local architecture and municipal requirements. Ultimately, we control the design and building of our restaurants to cater to the market and the neighbourhood in which the restaurants are located.

In Canada, we believe we have opportunity for development for at least 4,000 locations. In 2011, we continued active development of both standard and non-standard restaurants in Canadian growth markets by focusing development primarily in Quebec, western Canada, Ontario and major urban markets; evaluating flexible new restaurant designs tailored to urban and rural markets; and, based on results from our initial pilot of a new restaurant format for standard restaurants, we began implementing flexible new and more contemporary restaurant designs in Canada in certain regions and incorporated various elements from our test results.

During 2011, we worked to accelerate the time it takes to create critical mass for convenience and advertising scale in our most developed U.S. markets by prioritizing and accelerating our U.S. restaurant development capital to our core growth markets, while continuing to develop, to a lesser extent, in other emerging markets for longer-term growth; and applying successful elements of our cafe and bake shop design, including exterior and interior design treatments, menu items, equipment and fixtures, in new restaurants in the U.S. and seeking opportunities to introduce these elements in renovations. We also supported our development through additional marketing and advertising investments in our growth and core markets designed to increase awareness.

In addition, at the end of 2011, we opened 5 international locations in the GCC under our master license agreement with Apparel, pursuant to which up to 120 multi-format restaurants are expected to be developed over a 5-year period starting in 2011. See “Franchise and Other Arrangements—Master License Agreements” and “International Operations” below.

As of January 1, 2012, the number of Tim Hortons restaurants across Canada, both standard and non-standard locations, which for this purpose includes self-serve kiosks, totaled 3,295. Standard restaurants constitute approximately 72% of this total. Also as of January 1, 2012, our restaurant owners operated substantially all of our Canadian restaurants. In the U.S., as of January 1, 2012, we have a strong regional presence with 714 restaurants, including self-serve kiosks, in 10 states, concentrated in the Northeast in New York and Maine, and in the Midwest in Michigan and Ohio with standard full-serve restaurants representing approximately 61% of all U.S. restaurants. We own, rather than lease, the land underlying a higher percentage of our standard system restaurants in the U.S. than in Canada. As of January 1, 2012, restaurant owners (See “Franchise and Other Arrangements—Other Arrangements” below for a description of “operators”) operated substantially all of our restaurants in the U.S. See Item 2. Properties of this Annual Report for a description of the number and type of restaurants by province/territory in Canada and by state in the U.S. owned or operated by our restaurant owners and owned by the Company.

Our development strategy in Canada includes focusing development primarily in Quebec, western Canada, Ontario and major urban markets, evaluating flexible new restaurant designs tailored to urban and rural markets, and adding capacity at our existing restaurants through the design and implementation of a combination of activities, including selectively implementing drive-thru order station relocations, double order stations and double-lane drive-thrus, and through continued evolution of our in-restaurant guest queuing systems. In the U.S., our development strategy will focus on working to establish a greater density of restaurants in our most developed markets to accelerate the time it takes to create critical mass for convenience and advertising scale in those markets, while continuing to develop other emerging markets for long-term growth. We will also continue to evolve restaurant design in both Canada and the U.S. to respond to consumer trends and interests and apply successful elements of our newest restaurant designs, including exterior and interior design treatments, menu items, equipment and fixtures, in new restaurants and to introduce these elements in renovations.

The importance of restaurant owners and their teams. Finding exceptional restaurant owner candidates is critical to the system’s successful growth and development, and we have implemented a comprehensive restaurant owner screening and recruitment process that employs multi-level interviews with our senior operations management and requires candidates to work 2 to 3 different shifts in an existing restaurant owner’s restaurant. Each new restaurant owner typically participates in a mandatory 7-week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with our standards. Management-level employees of restaurant owners have the opportunity to become certified at our training centre after completion of a 7-week training program. We also provide ongoing training and education to restaurant owners and their staff after completion of the initial training programs. To further assist restaurant owners, we have standardized our restaurant management software with an application service provider to give our restaurants the ability to manage a variety of day-to-day operations and management functions.

Restaurant owner financing. Despite the challenging economic climate and credit conditions, our restaurant owners continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions. Currently, a significant portion of the notes under our franchise incentive program are past due. In many cases, we have also chosen to hold the note beyond the initial term to assist a restaurant owner in achieving certain profitability targets, or to accommodate a restaurant owner seeking to obtain third-party financing. In the event a restaurant owner does not repay the note, we may take back ownership of the restaurant and equipment based on the underlying franchise agreement, which collateralizes the note and, therefore, minimizes our credit risk. For most restaurant owners new to the system, we will enter into more operator agreements than full franchise agreements, and once the restaurant is established and reaches certain profitability measures, we may convert it to a full franchise agreement. See “Franchise and Other Arrangements” below for additional information regarding the franchise incentive program.

Distribution. The Company is a distributor to Tim Hortons restaurants. We have 5 distribution centres located in Langley, British Columbia; Calgary, Alberta; Kingston, Ontario; Guelph, Ontario; and Debert, Nova Scotia. The Guelph and the replacement Kingston facilities distribute frozen and refrigerated products in addition to dry goods and shelf-stable products. The replacement distribution centre in Kingston, Ontario became operational during the second half of 2011 and was servicing approximately 530 restaurants in eastern Ontario and Quebec by the end of 2011. The Guelph and Kingston facilities serve approximately 60% of restaurants in Canada, which are situated in Ontario and Quebec. As with other vertical integration initiatives, we believe that our distribution centres deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable return for the Company. Under the franchise arrangements with our Canadian restaurant owners, each restaurant owner is required to purchase substantially all products, such as coffee, sugar, and restaurant supplies, from us. Canadian and U.S. restaurant owners are also required to purchase par-baked Maidstone Bakeries products from either us or an outside distributor, depending upon the restaurant location. We own or lease a significant number of trucks and trailers that deliver to most of our Canadian restaurants on a regular basis. We use third-party distributors to deliver all products to our U.S. restaurants and to deliver to certain limited geographic areas of Canada. Our international licensee, Apparel, is responsible for local delivery of all products in its market.

Supply chain is a critical element of our business model as it allows us to control costs to our restaurant owners and to service restaurants efficiently and reliably, while contributing positively to our profitability. The Guelph and Kingston facilities, in particular, further these objectives of timely and efficient service for our restaurant owners, despite the lower profitability to us of frozen and refrigerated distribution. We continue to consider expansion of our distribution business, including frozen and refrigerated distribution, to areas in Canada not supplied by the Guelph and Kingston facilities, if there are sufficient system benefits to do so.

We offer home-brew coffee through various lines of distribution in Canada and the U.S., including certain grocery stores. Home-brew coffee, other hot beverages and various accessories are also offered and distributed through TimShopTM. See “E-commerce Platform” below.

Menu items and new product innovation. Each Tim Hortons restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to guests throughout the day. While the largest portion of systemwide sales is generated in the morning, we generate significant sales across all of our dayparts. A substantial majority of Tim Hortons restaurants are open 24 hours. Our average cheque size for both Canada and the U.S. is in the range of approximately $3.00 to $3.75 (includes both standard and non-standard locations); however, the average cheque sizes in some regions may be higher or lower than this range.

The Tim Hortons menu consists of products such as our premium blend coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, iced cappuccinos, specialty and steeped teas, cold beverages, fruit smoothies, home-style soups, chili, lasagna casserole, freshly prepared sandwiches, wraps, yogurt and berries, oatmeal and freshly baked goods, including donuts, Timbits, bagels, muffins, cookies, croissants, Danishes, pastries and more. We also offer a variety of breakfast sandwiches in both Canada and the U.S., including the sausage/bacon and egg on a biscuit, bagel or an English muffin, as well as a variety of breakfast wraps. New product offerings have historically contributed significantly to same-store sales growth. In 2011, we continued to reinforce our commitment to providing guests with value by focusing advertising and promotions on product-specific items and combos. In addition to food items, Tim Hortons restaurants sell a variety of promotional products on a seasonal basis and also sell home coffee brewers, home-brew coffee, boxed teas, and other products throughout the year. Although the key menu offerings have remained substantially the same, we also tailored our menu offerings to meet the needs of our international guests in connection with our international expansion into the GCC.

Quality controls. Our quality control programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by our restaurant owners (and the Company for Company-operated restaurants), with assistance from our field management. In addition, because the Tim Hortons brand is so closely linked to the public’s perception of our food quality and safety, we require our restaurant owners, as well as their managers and operations personnel, to complete the Advanced.fst® food safety program for our Canadian restaurants and the ServSafe® program for our U.S. restaurants. These programs must be completed with a passing grade and participants must be re-certified every 5 years. We also conduct site visits on a regular basis and, twice a year at a minimum, we perform unscheduled food safety audits. In addition, all restaurant staff must complete a multi-level food safety training module as part of their mandatory training. We also have a comprehensive supplier quality approval process, which requires all suppliers’ products to be pre-approved to our quality standards. Part of this process requires the supplier to pass on-site food safety inspections for the supplier’s manufacturing process and facilities.

Manufacturing. We have 2 wholly-owned coffee roasting facilities. Our Maidstone Coffee facility, located in Rochester, New York and, therefore, part of our U.S. segment for financial reporting purposes, was acquired in 2001 as part of our U.S. expansion activities. Our coffee roasting facility in Hamilton, Ontario was constructed in 2009. Together, our coffee roasting plants have the capacity to produce at least 75% of our total coffee requirements. We blend all our restaurant use coffee to protect the proprietary nature of our restaurant coffee and, where practical, our take home packaged coffee. We also own a fondant and fills manufacturing facility that was acquired in 2003 and produces fondants, fills, and ready-to-use glaze, which is used in connection with a number of the products produced in the Always Fresh baking system.

In 2001, a subsidiary of the Company formed CillRyan’s Bakery Limited (“CillRyan’s” or “Maidstone Bakeries”), a 50/50 joint venture with IAWS Group Ltd. (now owned by Aryzta AG) (“Aryzta”), to commission the construction of the Maidstone Bakeries facility, a 400,000 square foot joint venture par-baking facility located in Brantford, Ontario. This facility manufactures all par-baked donuts, Timbits and selected breads, following traditional Tim Hortons recipes, as well as European pastries, including Danishes, croissants, and puff pastry. Those products are partially baked and then flash frozen and delivered to system restaurants, most of which have an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing and fondant, allowing the product to be served warm to the guest within a few minutes of baking. The limited space required for an Always Fresh oven allows most non-standard restaurant locations (other than self-serve and certain other non-standard kiosk locations) to provide products baked fresh on-site. The Company sold its 50% joint-venture interest in Maidstone Bakeries for gross cash proceeds of $475 million in October 2010. For additional information regarding Maidstone Bakeries, see “Source and Availability of Raw Materials” below.

Combination restaurants, an ongoing relationship with Wendy’s. Since the early 1990s, TIMWEN Partnership, owned on a 50/50 basis by the Company and Wendy’s, jointly developed the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at the same location, typically with separate restaurant owners operating the Tim Hortons and the Wendy’s portions of the restaurant. The combination restaurants have separate drive-thrus, if the site allows for drive-thrus, but share a common entrance way, seating areas and restrooms. Separate front counters and food preparation areas are also in place for each of the 2 restaurant concepts. TIMWEN Partnership owns or leases the underlying real estate from a third party, and leases, or subleases, as applicable, a portion of the location to the Company (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant).

As of January 1, 2012, there were 101 combination restaurants in the TIMWEN Partnership, all of which were in Canada, and all of which were franchised. We also have a small number of combination restaurants that are not held by the TIMWEN Partnership. At January 1, 2012, there were 20 such restaurants in Canada, all of which were franchised, and 30 such restaurants in the U.S., all of which were franchised. For the U.S. combination restaurants, we generally own or lease the land, and typically own the building and lease or sublease, as applicable, a portion of the location to the Tim Hortons restaurant owner (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). We do not intend to actively open combination restaurants with Wendy’s in future years, nor has there been significant development of these restaurants in recent years.

Credit, Debit and Cash Card Arrangements. By the end of December 2011, electronic payment capabilities (including our Tim Card®, see below) were in place at approximately 2,979 locations in Canada and 486 locations in the U.S. We also have a Tim Card quick-pay cash card program. The Tim Card is a reloadable cash card that can be used by guests for purchases at system restaurants. Guests can reload the Tim Card online at www.timhortons.com. Our electronic payment systems provide guests with more payment options. As of January 1, 2012, “Restricted cash and cash equivalents,” which approximately represent outstanding guest deposits on Tim Cards, totaled $130.6 million. As of January 2, 2011, “Restricted cash and cash equivalents” and “Restricted Investments,” which approximately represented outstanding guest deposits on Tim Cards, totaled $105.1 million.

E-commerce Platform. TimShop®, an e-commerce platform, serves Canadian and U.S. residents. Canadian guests may order a range of items online such as gift baskets, coffee brewers, travel mugs, and our full canned beverage line-up of coffee, teas, cappuccinos and hot chocolate, at shop.timhortons.com. U.S. guests may also order products online, including ground coffee, hot chocolate, cappuccinos, boxed tea, various travel mugs and insulated coffee carriers, at shopus.timhortons.com. Although TimShop only contributes nominal amounts to consolidated operating income at this time, we believe this platform increases guest convenience and allows for additional market penetration of our brand.

Source and Availability of Raw Materials

Our food products are sourced from a combination of third-party suppliers and our own manufacturing facilities. We and our restaurant owners have not experienced any material shortages of food, equipment, fixtures, or other products that are necessary to restaurant operations. We currently do not anticipate any shortages of products. Alternative suppliers are available for most of our products, although we currently source some of our beverage and food offerings from a single supplier. As described below, in the event of an interruption in supply from any of these sources, our restaurants could experience shortages of certain products. While guests might purchase other products when a desired menu item is unavailable, this might not entirely offset the loss of revenue from the unavailable products.

While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high quality coffee beans at acceptable prices. It may be necessary for us to adjust our sources of supply or carry more inventory from time-to-time to achieve the desired blend, and we expect that we will continue to be able to do so.

In 2010, we sold our 50% joint-venture interest in Maidstone Bakeries to Aryzta, our former joint venture partner. See “Operations—Manufacturing” above. In connection with the sale of Maidstone Bakeries, our obligations to purchase donuts and Timbits extend until early 2016, and we have supply rights until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary. Our rights to purchase, which generally extend for 7 years from the termination of the joint venture agreements, could expire before the expiration of 7 years if a triggering event occurs with respect to the Company, such as if we breach our obligation to purchase all of our donuts and Timbits from Maidstone Bakeries until early 2016 or if we fail to cooperate in estimating the supply needs of our system, and Aryzta takes action to terminate our supply agreement with Maidstone Bakeries. All triggering events which may terminate our right to continue to purchase products from Maidstone Bakeries until late 2017 are within our ability to control.

As a result of our exit from the Maidstone Bakeries joint venture, under certain circumstances, we may be required to purchase products currently sourced from Maidstone Bakeries at a higher cost, build our own facility to manufacture these products, or find alternative products and/or production methods, any of which would cause us to incur significant start-up and other costs. Also, if Maidstone Bakeries’ operations were negatively impacted by an unexpected event, our restaurants could experience shortages of donuts, Timbits, European pastries, and other bread products sourced from Maidstone Bakeries. We expect that any such shortage for most products would be for a limited period of time, until such products could be sourced from alternate suppliers, except for certain par-baked donuts and Timbits, for which alternate suppliers would require lead-time for equipment necessary to manufacture donuts and Timbits. Any product shortages, however, even of a limited duration, could negatively affect our sales as well as injure our relationships with restaurant owners and our guests’ perception of Tim Hortons and our brand.

Commencing in 2009 with the addition of our second coffee roasting plant in Hamilton, Ontario, a larger percentage of Tim Hortons system restaurants purchased coffee that is blended and roasted at our 2 Maidstone Coffee facilities, although we have third-party suppliers as well. Our fondant and fills manufacturing facility produces and is the sole supplier of ready-to-use glaze and certain fondants and fills which are used on a number of the products produced using the Always Fresh baking system. However, should our facility be unable to supply ready-to-use glaze, it may be replicated by restaurant-level operations, and should our facility be unable to supply fondants and fills for an extended period, we believe substitute fondants and fills could be supplied by third parties. We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. We purchase those raw materials and supplies from multiple suppliers and generally have alternative sources of supply for each.

World markets for some of the commodities that we use in our business (such as coffee, wheat, edible oils and sugar) have experienced high volatility, including a number of commodities which experienced elevated spot market prices relative to historic prices. We currently have purchase contracts in place covering key commodities such as coffee, wheat, sugar, and cooking oils that generally extend to the third quarter of 2012 at prices which are in some cases higher than those secured for 2011. The continued relative strength of the Canadian dollar against the U.S. dollar, and our policy of hedging foreign currency exposure through forward foreign currency contracts, may help to mitigate some, but not all, of these price increases as certain of these commodities are sourced in U.S. dollars. Also, we may be subject to higher commodity prices depending upon prevailing market conditions at the time we make purchases beyond our current commitments.

Our business will continue to be subject to changes related to the underlying costs of key commodities. These cost changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower cost of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain extent, as mentioned above, if costs increased to a greater degree for 2012 purchases, we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, but these price increases could negatively affect our transactions.

In addition, we purchase certain products, such as coffee, in U.S. dollars. As the Canadian dollar strengthens against the U.S. dollar, these products become less expensive for us and, therefore, our Canadian restaurant owners. For our U.S. restaurant owners, as the U.S. dollar weakens against the Canadian dollar, certain other products become more expensive for them. As a result, although world commodity prices have increased, in a rising Canadian dollar environment, the positive impact of foreign exchange partially offsets the overall effect to us and our Canadian restaurant owners of such price increases. Conversely, if the U.S. dollar were to strengthen against the Canadian dollar, the negative impact of foreign exchange may impact products we purchase in U.S. dollars and, therefore, our Canadian restaurant owners. For our U.S. restaurant owners, as the U.S. dollar strengthens against the Canadian dollar, certain products become less expensive for them. See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.

Franchise and Other Arrangements

Restaurant owners. Our objective is to have restaurant owners own substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants primarily for restaurant owner training. As of January 1, 2012, restaurant owners owned or operated 99.7% of our Canadian restaurants and 98.9% of our U.S. restaurants.

Our restaurant owners operate under several types of license agreements, with a typical term for a standard restaurant of ten years plus aggregate renewal period(s) of approximately 10 years. For restaurant owners who lease land and/or buildings from the Company, for new arrangements and renewals, the license agreement typically requires a royalty payment of 3.0% to 4.5% of weekly gross sales of the restaurant, as defined in the license agreement. Under a separate lease or sublease, restaurant owners typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales, as defined in the license agreement. Where the restaurant owner either owns the premises or leases it from a third party, the royalty is typically increased. Under the license agreement, each restaurant owner is required to make contributions to an advertising fund based on a percentage of restaurant gross sales, further described under “Advertising and Promotions,” below.

Generally, we retain the right to reacquire a restaurant owner’s interest in a restaurant under certain circumstances. To keep system restaurants up-to-date, both aesthetically and operationally, our license agreements require a full-scale renovation of each system restaurant by the restaurant owner, including our non-standard restaurants, approximately every 10 years. We typically, but are not required to, contribute up to 50% of the funding required for certain front-of-restaurant construction costs incurred in connection with renovations on properties that we own or lease. In 2012, we are planning to make investments to accelerate renovations in Canada, which will feature more contemporary design elements similar to our new restaurant sites and to increase drive-thru capacity in Canada, including initiatives such as order station relocations, double-order stations and, in certain locations, double-lane drive-thrus. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2012 Performance Targets.

In Canada, and generally to-date in the U.S., we have not granted exclusive or protected areas or territories to restaurant owners. The license is a “location” license only, and we reserve the right to grant additional licenses for Tim Hortons restaurants at any other location. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above for standard restaurants and are negotiated on a case-by-case basis.

The Company reserves the right to terminate the license agreement for a variety of reasons described in the underlying agreement.

Other Arrangements. For most restaurant owners new to the system, we will enter into arrangements, typically called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. These are not typical franchise relationships. Such arrangements usually require the operator to pay approximately 20% of the restaurant’s weekly gross sales, as described in the operator agreement, to the Company. Additionally, the operator will be responsible for paying all trade debts, wages and salary expenses, maintenance and repair costs, taxes, and any other expenses incurred in connection with the operation of the restaurant. These operators also make the required contributions to our advertising funds, described below. In any such arrangement, the Company and the operator each have the option of terminating the agreement upon 30 days notice. Although we do not consider our operators to be typical restaurant owners, for purposes of this Form 10-K, references to restaurant owners include these operators, and references to license agreements include these operator agreements, unless otherwise indicated. Under Financial Accounting Standards Board Accounting Standards Codification™ 810— Consolidation, we are required to consolidate the financial results of certain of these operators. Additional detail regarding these arrangements for operators that are consolidated, as well as additional detail regarding the consolidation is set forth in Notes 1 and 21 to the Consolidated Financial Statements.

We have a franchise incentive program (“FIP”) for certain of our U.S. restaurant owners, which provides interest-free financing (“FIP Note”) for the purchase of certain restaurant equipment, furniture, trade fixtures, and signage (the “equipment package”). In fiscal 2011, we generally transitioned from this arrangement to using our operating agreement model with new restaurant owners. Under the FIP arrangement, payment for the equipment package is deferred for a period of 104 weeks from the date of opening (the “prescribed period”). The restaurant owner has the option to pay the initial franchise fee, including interest thereon, over the prescribed period on a weekly basis, or upfront. Payment for the equipment package is due and owing at the end of the prescribed period. The FIP is not available to restaurant owners governed by an operator agreement. Currently, the royalty rate and rent rate under this program are consistent with the standard rates referred to above for U.S. restaurants, although some restaurant owners were on an earlier program in prior years, under which the royalty and rental rates were reduced. In addition, at the conclusion of the prescribed period, if our restaurant owners are unable to secure financing for the equipment package, we may extend the maturity date of the FIP Note to these restaurant owners on a case-by-case basis. If the restaurant owner does not make required payments, the Company is able to take back ownership of the restaurant and equipment based on the underlying franchise agreement. See Notes 1 and 6 to the Consolidated Financial Statements for additional details regarding the FIP and related notes receivable.

To supplement the FIP, at our discretion, we may offer additional relief to restaurant owners primarily in developing markets in the U.S. where the brand is not yet established and the restaurants are underperforming. The terms of this additional relief vary depending on the circumstances, but may include assistance with costs of supplies; certain operating expenses, including rent and royalties; and, in certain markets, labour and other costs. These “support costs” decrease the Company’s rents and royalties revenue. As we develop more restaurants in the U.S., our relief costs may increase. We anticipate this will continue as we expand our developing markets in the U.S. We also provide limited relief to Canadian restaurant owners in certain circumstances.

Master License Agreements. We are party to a master licensing arrangement with Kahala Franchise Corp., the franchisor of the Cold Stone Creamery brand, in Canada, and a separate master licensing arrangement with Kahala Franchising, L.L.C. in the U.S. The nature and purpose of the arrangements are to expand the parties’ co-branding initiatives. We have exclusive development rights in Canada, and certain rights to use licenses within the U.S., in both cases to operate ice cream and frozen confections retail outlets and/or product offerings. We are also party to a master license agreement with Apparel to develop Tim Hortons restaurants in the GCC States of the United Arab Emirates, Qatar, Bahrain, Kuwait and Oman. See “Trademarks and Service Marks” and “International Operations” below.

Advertising and Promotions

Our marketing is designed to focus on “It’s Time for Tims”™ and to create and extend our brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” We use radio, television, print, online advertising, and event sponsorship, as well as our highly visible community caring programs, and our Tim Card, to reinforce this brand image with our guests. We also host a website at www.everycup.ca and www.everycup.com which invites guests from Canada and the U.S. to share their stories and experiences with Tim Hortons as well as Facebook pages and Twitter accounts.

National Marketing Program. Restaurant owners fund substantially all of our national marketing programs by making contributions to our Canadian or U.S. advertising funds, which were established to collect and administer contributions for advertising efforts. In fiscal 2011, restaurant owners and Company-operated restaurants in Canada contributed approximately $191.5 million (approximately 3.5% of their sales) to the Canadian advertising fund. Although the franchise or license agreement requires contributions of up to 4.0% of sales, we have voluntarily reduced the current contribution to 3.5%, but retained the right to increase the contribution at any time. Restaurant owners and Company-operated restaurants in the U.S. contributed approximately $18.1 million (approximately 4.0% of their sales) to the U.S. advertising fund. We have national advisory boards of elected restaurant owners. The mandate for these boards includes responsibility for matters related to the Canadian and U.S. advertising funds, respectively, including promotions, operations, and research and development. In addition, we also have a guiding coalition for Cold Stone Creamery in Canada that provides feedback on promotions, operations and research and development.

Our current strategy is to increase same-store sales by leveraging our marketing strengths and advantages. In Canada, we leveraged our scale as one of the country’s largest advertisers to reinforce our attractive price to value position and to reinforce our brand equity, and continued to focus on our hospitality initiatives. In the United States, we have increased our marketing and advertising spending in all markets over historical contribution levels and, in particular, in our core, more developed growth markets, to increase awareness of our brand. In addition, we continue to use other marketing means, such as community involvement, sponsorships, and other forms of communication, to supplement traditional advertising to reinforce our brand position with guests and to broaden our brand awareness as a cafe and bake shop destination.

In fiscal 2012, our Canadian advertising fund will be investing up to $100 million to expand the use of digital menu boards in our Canadian restaurants along with new drive-thru rotating menu boards. These expenditures will be funded primarily through third-party financing which will be secured by the Canadian advertising fund’s assets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2012 Performance Targets.

Regional Marketing Programs. Part of the national marketing program contribution is allocated to regional marketing groups (approximately 335 in Canada and 30 in the U.S.). The regional marketing groups sponsor and support locally targeted marketing programs. We also support these regional marketing groups with market strategy and regional plans and programs.

Required restaurant owner contributions to the advertising funds, and the allocation to local and regional advertising programs, are governed by the respective franchise agreements between the Company and its restaurant owners. Contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of retail sales as those made by franchised restaurants.

See Note 21 to the Consolidated Financial Statements for further information regarding our advertising funds.

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

We believe competition within the quick service restaurant segment is based on, among other things, product quality, concept, atmosphere, guest service, operational excellence, convenience and price. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing, general brand acceptance, and new product development by us and our competitors are also important factors. The prices charged by us for menu items may vary from market to market depending on competitive pricing and the local cost structure. Additionally, we compete with quick service restaurants and other specialty restaurants for personnel, suitable restaurant locations, and qualified restaurant owners.

In Canada, we have the leading market position in this segment, based on systemwide sales and number of restaurants, with a strong presence in every province. According to industry market studies, based on transactions, our system restaurants represented 41% of the Canadian quick service restaurant sector for the 12 months ended November 2011 and 78% of the brewed coffee sector of the Canadian quick service restaurant sector for the same period, in each case based on number of guests served. Our brand convenience and our ability to leverage our scale in advertising are designed to help support our goal of maintaining and building upon our leadership position in Canada over 2012.

In the U.S., we have developed a regional presence in certain markets in the Northeast and Midwest, but we still have limited brand awareness, even in many areas where we have a presence. Our competitors in the U.S. range from small local independent operators to well-capitalized national and regional chains, such as McDonald’s®, Wendy’s, Starbucks®, Subway® and Dunkin’ Donuts®. Many of our competitors in the U.S. are significantly larger than us, based on total systemwide sales and number of restaurants and, therefore, have substantially greater financial and other resources, including personnel and larger marketing budgets and greater leverage from marketing spending, which may provide them with a competitive advantage.

Competition in both Canada and the U.S. continues to intensify as new players enter the coffee market, and quick service restaurants have increasingly focused efforts on specialty coffee and other coffee-based beverages and baked goods. Also, our competitors in the coffee and baked goods sector are continuing to expand their food offerings, particularly during breakfast, which is a key daypart for us. A number of our competitors also engage in discounting (heightened by the continuing economic challenges in North America) and “combo” or value-pricing practices, as well as free product promotions. This cross-over of brands and menu offerings, and general increased competition on price and other factors, continued through 2011. In 2011, we continued to offer targeted value-priced food and beverage programs, in addition to the launch of new products at a variety of everyday value price points, with the intent to strengthen and build on our price/value position and to enhance this message with our guests in a tangible way. In the U.S., we also used coupons as a vehicle to attract new guests and introduce them to our brand and new product offerings. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our restaurant owners to communicate and interact with guests in a manner that responds to their current situation and the economic environment. We believe that continued business refinements will help, over time, position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

We plan to continue expanding in the U.S., including potentially into areas where guests are unfamiliar with our brand. We will likely need to build brand awareness in those markets through advertising and promotional activity. We do not get the same leverage from our television marketing activities in the U.S. as we do in Canada because our restaurants are spread across numerous distinct markets that require local purchases for television advertising, as opposed to leveraging local or regional advertising across larger marketing areas that are more highly penetrated with our restaurants. See “Advertising and Promotions” above. Many of the U.S. markets into which we may expand have competitive conditions, consumer tastes and discretionary spending patterns that may differ from our existing markets. We may need to adapt our brand and our restaurants to those markets. In addition, our position as a new entrant in certain U.S. regional markets makes us more vulnerable to competitive promotional activity from other more established brands in those markets and to increased competition for restaurant locations, guests, and restaurant owners. In certain markets in the U.S., we open restaurants that are less successful and may adversely impact surrounding locations for a period of time, and we may provide greater levels of relief to U.S. restaurant owners as a result. Such decisions are based on a long-term view of strengthening and expanding our business in the U.S. See “Operations—Restaurant development” above.

Trademarks and Service Marks

We have registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. We have also registered various internet domain names, including www.timhortons.com, www.rolluptherimtowin.com, www.timcard.ca, shop.timhortons.com, www.everycup.ca and www.everycup.com. Some of our most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons and Always Fresh Oval Background Design;

•	Roll Up The Rim To Win;

•	Timbits;

•	Tim Card; and

•	TimShop.

We believe our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant system. We generally intend to renew trademarks and service marks that are scheduled to expire and to otherwise protect and vigorously defend and enforce our rights to this intellectual property. See also Item 1A. Risk Factors.

We are party to 2 separate master license agreements with Kahala Franchise Corp. and Kahala Franchising, L.L.C. in Canada and the U.S., respectively. One such agreement provides us with the exclusive right to use the Cold Stone Creamery trademarks in Canada together with the right to sub-franchise said marks on an exclusive basis and the other agreement provides us with the right to use the Cold Stone Creamery trademarks in the United States, together with the right to sublicense said marks.

In 2011, the Company entered into a master license agreement with Apparel, pursuant to which Apparel has the right to use the Tim Hortons trademarks in Oman, Bahrain, Qatar, Kuwait and the United Arab Emirates.

Sustainability and Responsibility

Sustainability and responsibility at Tim Hortons is integrated through our “Making a True Difference”TM framework which is divided into 3 core pillars—Individuals, Communities and the Planet. Within each pillar are a number of key issues determined to be of importance to our stakeholders such as nutrition, food safety and employees, children, community giving, environmental stewardship, climate change and sustainable supply chain practices. We have developed a number of commitments and goals with respect to each of these areas of focus, and have reported our performance against these goals in our annual Sustainability and Responsibility Report, which adheres to the Global Reporting Initiative’s (“GRI”) G3.1 Guidelines and is available online at http://sustainabilityreport.timhortons.com.

Governance and Accountability for Sustainability and Responsibility. Our Sustainability and Responsibility Policy includes a structure and supporting processes for effective sustainability and responsibility governance and accountability, and is reviewed regularly. The Tim Hortons Board of Directors governs sustainability and responsibility through the Nominating and Corporate Governance Committee of the Board. Oversight activities include review of: policy development; sustainability and responsibility strategies, including mitigation of risks; and organizational sustainability and responsibility commitments, goals and external reporting. Management accountability for sustainability and responsibility resides within the Tim Hortons Executive Team.

Management of Sustainability Risks and Opportunities. The assessment and management of sustainability related risks and opportunities are embedded as part of our governance framework, and our sustainability and responsibility strategy and its supporting implementation plan. Key aspects of our approach include: the assessment of sustainability and responsibility impacts of major business decisions; the integration of sustainability and responsibility into the Company’s Enterprise Risk Management Program, as applicable; the development of internal performance scorecards; monitoring our relations with our stakeholders; the assessment of sustainability and responsibility trends; and, consideration of public policy, consumer, corporate, general public trends, issues, and developments that may impact the Company.

Environmental Matters

Our operations, including our distribution and manufacturing operations, supply chain, restaurant site selection and development, and other aspects of our business, are subject to complex environmental, health, and safety regulatory regimes, and involve the risk of environmental liability. There are also potential risks for road and on-site releases of hazardous substances and accidents that could result in environmental contamination that are not within our control.

Our restaurants have not been the subject of any material environmental investigations or claims of which we are aware. Our current practice is to conduct environmental due diligence when considering potential new restaurant locations or other company-owned facilities. This due diligence typically includes a Phase I Environmental Site Assessment, which will not necessarily identify all environmental conditions associated with a property and, if warranted, a Phase II Environmental Site Assessment to further investigate any areas of potential environmental concern. Action is taken, as needed, to appropriately resolve any issues.

Certain municipal governments and environmental advocacy groups have begun to focus on the level of emissions from vehicles idling in drive-thrus. Some of these municipalities have implemented a moratorium on drive-thru development along with considering implementing a restriction on drive-thru operations on smog-alert days. Anti-idling by-laws are also being considered in various communities, on both public and private lands. If such restrictions, moratoriums and/or by-laws are imposed, they could have a substantial negative impact on our business and would limit our ability to develop restaurants with drive-thrus.

Variations in weather in the short-term, and climate change in the long-term, have the potential to impact growing conditions in regions where we source our agricultural commodities, including coffee, wheat, sugar and other products. Over time, climate change may result in changes in sea levels, weather and temperature change, disease and pest levels, drought and fires, and resource availability. On a year-to-year basis, agricultural production can be negatively affected by weather variations and resulting physical impacts to the environment. The overall supply and demand of agricultural commodities and the price we pay for these commodities on the world market can therefore be impacted. At this time, we are unable to predict the effect on our operations, revenues, expenditures, cash flows, financial condition and liquidity due to the potential impacts of climate change. Proposed cap and trade systems and/or new carbon taxation may present risks or opportunities that will likely be unique to every business sector. We are unable to predict the effect on our operations of possible future environmental legislation or regulation in these areas.

Stewardship fee programs require all industry stewards with branded packaging, such as Tim Hortons, to contribute to a fund that subsidizes a portion of the annual costs of municipal recycling programs. Volumes of designated packaging are enumerated by the industry steward and fees are paid regardless of whether the designated materials are managed in municipal recycling programs. Stewardship programs for packaging currently exist in Ontario, Quebec and Manitoba. The Canadian Council of Ministers of the Environment’s (“CCME”) Canada-Wide Action Plan for Extended Producer Responsibility (“EPR”) has recommended that all Canadian jurisdictions (with the exception of the Territories) develop and implement EPR legislation for packaging (and other designated materials) by 2015. Some provinces have begun this process. For example, the implementation of 100% producer funding for packaging and printed matter in Quebec is set to take effect on materials generated in 2013. In British Columbia, 100% extended producer responsibility for packaging and printed matter will be in place no later than May 2014. A change in EPR programs involves a shift towards paying 100% of the fees associated with managing packaging waste at the end of the product life cycle. As the CCME recommendations are only guidelines, there is no certainty regarding future fees. In 2011, our stewardship fees were not financially material.

Acquisitions and Dispositions

We have from time to time acquired the interests of, and sold Tim Hortons restaurants to, restaurant owners, and we expect to continue to do so from time to time in the future, where prudent. We generally retain a right of first refusal in connection with any proposed sale of a restaurant owner’s interest. In 2011, we sold substantially all of the Company-owned properties in the Providence, Rhode Island and Hartford, Connecticut markets in connection with the closures of underperforming restaurants in these New England regions in late 2010.

In October 2010, we sold our 50% joint-venture interest in Maidstone Bakeries to our former joint venture partner. See “Operations—Manufacturing” above and Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

We intend to evaluate other potential mergers, acquisitions, joint ventures, investments, strategic initiatives, alliances, vertical integration opportunities and divestitures when opportunities arise or our business warrants evaluation of such strategies. See “Business Overview” above and Item 1A. Risk Factors.

International Operations

We have granted a master license to Apparel, pursuant to which Apparel is expected to develop up to 120 multi-format restaurants over a 5-year period in markets in the United Arab Emirates, Qatar, Bahrain, Kuwait and Oman. In 2011, Apparel developed and operated 5 Tim Hortons restaurants. The master license agreement with Apparel is primarily a royalty-based model, together with ongoing supply chain margin, and also includes an upfront license fee. Apparel is responsible for capital spending and real estate development to open restaurants, along with operations and marketing. As a result, this arrangement minimizes our capital requirements, while still allowing us to pursue identified international growth opportunities. Based on the results of our initial market entry into the GCC region, we will evaluate potential entry into additional international markets.

We have primarily self-serve kiosks in the Republic of Ireland through offerings at gas and other convenience locations, primarily under the Tim Hortons brand, but also under another brand owned by Tim Hortons. These kiosks offer our premium coffee, tea, specialty hot beverages and a selection of donuts and muffins. As of January 1, 2012, there were a total of 189 kiosks in the Republic of Ireland, 186 of which were self-serve and 3 of which were full-serve, licensed as Tim Hortons locations. We also have licensed self-serve kiosks at gas and other convenience locations in the United Kingdom, where we had 72 kiosks as of January 1, 2012. In addition, we have begun to experiment with larger footprints at certain of these sites.

In November 2011, we closed our temporary location in Kandahar, Afghanistan, which was a full-serve location, in connection with the withdrawal of Canadian troops from the area.

See Item 2. Properties for a listing of our international locations by country. The self-serve kiosks and full-serve restaurants in the Republic of Ireland and the United Kingdom are described separately by country under Item 2, and are not included in our Canadian, U.S. or GCC restaurant counts.

Our financial and other business arrangements for international locations (and for international development in general) are likely to differ from our traditional development models. These arrangements have not contributed significantly to financial results historically; consequently, operating results from our GCC, Republic of

Ireland and United Kingdom operations are currently included in Corporate charges in our segmented operating results. We believe these international activities (and others we may test or undertake in the future) provide us with opportunities to evaluate a variety of new strategies for the development of our brand, which, if successful, may be adapted to existing markets as well as other new markets.

Seasonality

Our business is moderately seasonal. Revenues and operating income are generally lower in the first quarter due, in part, to a lower number of new restaurant openings and consumer post-holiday spending patterns. First quarter revenues and operating income may also be affected by severe winter weather conditions, which can limit our guests’ ability to visit our restaurants and, therefore, reduce sales. Revenues and operating income generally build over the second, third, and fourth quarters and are typically higher in the third and fourth quarters due, in part, to a higher number of restaurant openings having occurred year-to-date, cooler weather potentially increasing sales of certain products, such as hot coffee, and, in the fourth quarter, sales of holiday-packaged coffee and other merchandise. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Employees

Our principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). We have 10 other regional offices, including our 5 distribution centres. Our manufacturing facilities are located in Rochester, New York; Hamilton, Ontario; and Oakville, Ontario. Our distribution centres are located in Guelph and Kingston, Ontario; Langley, British Columbia; Calgary, Alberta; and Debert, Nova Scotia. Our other regional offices (other than our distribution and manufacturing facilities) are located in Lachine, Quebec; Brighton, Michigan; and Williamsville, New York. As at January 1, 2012, we had approximately 2,023 employees in our principal offices, regional offices, distribution centres, and manufacturing facilities. We also had 3 employees that work on international activities in the Republic of Ireland and the U.K. and 2 employees that work on international activities in the GCC.

As at January 1, 2012, the Company operated directly (without restaurant owners) 10 restaurants in Canada and 8 restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at January 1, 2012 was approximately 260, with another approximately 202 employees working part-time, bringing the total number of our restaurant employees to approximately 462. None of our employees are covered by a collective bargaining agreement. At franchised locations, employees are hired and managed by the restaurant owners and not by the Company.

We believe in creating and fostering a positive work environment that drives high levels of performance and engagement. The work environment is a direct result of our strong commitment to employee development and career progression, our philosophy and focus on competitive total rewards, and our commitment to recognizing strong performance. Our corporate values evidence our commitment to our strong “people” focus and the other critical elements of our culture.

Government Regulations and Affairs

The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thrus), environmental (including litter and drive-thru emissions), traffic and transportation, land transfer tax, and other regulations. Restaurant operations, including our restaurants and our manufacturing and distribution facilities, are also subject to licensing and regulation by federal, state, provincial, and/or municipal departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial, and state labour laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990 and similar Canadian federal and provincial legislation that can have a significant impact on our restaurant owners and our performance. See also “Environmental Matters” above regarding environmental regulations affecting our Company.

A number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, Manitoba and New Brunswick, have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. Franchising activity in the U.S. is also regulated by the U.S. Federal Trade Commission. Much of the legislation and rules adopted have been aimed at providing detailed disclosure to a prospective restaurant owner, duties of good faith as between the franchisor and the restaurant owner, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. Certain other U.S. states, as well as the U.S. Congress, have also considered or are considering legislation of this nature. We have complied with regulatory requirements of this type in all applicable jurisdictions. We cannot predict the effect on our operations, particularly on our relationship with restaurant owners, of the future enactment of additional legislation or modifications of existing legislation.

Governments and consumer advocacy groups are encouraging alternative food processing methods to reduce trans fatty acids (“TFA”). During 2006, significant progress was made to reduce trans fat in most of our products to at or below acceptable levels in Canada and the U.S. As required by Canadian and U.S. legislation, we comply with nutritional labeling for foods, including those that contain TFA. Certain municipal governmental authorities, such as New York City, have banned TFA. We continue to research approaches so that we do not exceed acceptable levels of TFA in our products, while still maintaining the taste and quality that guests desire.

The Canadian government continues to work with members of the quick service restaurants sector to reduce sodium intake among consumers. The Sodium Working Group, which consists of members from the manufacturing, health advocacy group, health professional organizations, and food service groups, agreed on a three pronged approach that includes: voluntary reduction of sodium levels in processed goods sold in food service establishments; education and awareness of consumers; and, research. We continue to work with suppliers to reduce the amount of sodium in our products. We have gradually reduced sodium by approximately 29% across our soup offerings. Our main objective is to continue to provide our guests with the same great tasting, quality products, without sacrificing flavour and freshness. With respect to awareness, we have voluntarily posted the sodium content of our products in our on-line and printed nutrition guides for a number of years as part of our commitment to providing our guests with up-to-date nutritional information. We also have a nutritional app with the latest nutritional information which may be downloaded onto any hand held mobile device.

Legislation has been enacted in the U.S. requiring restaurants to post calorie count information on menu boards. We will monitor and comply with all regulations to be enacted by the U.S. Food and Drug Administration in connection with such calorie count posting requirements. Certain provinces of Canada are also considering similar laws that would require the posting of calorie count information on menu boards. National restaurant chains in Canada, including our Company, are engaged in the Federal, Provincial, Territorial Task Group on the provision of nutrition information in restaurants.

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

As a Canadian corporation and foreign private issuer in the U.S. that is not subject to the requirements of Section 14(a) of the Exchange Act or Regulation 14A, our management proxy circular (the “proxy circular”) and related materials are prepared in accordance with Canadian corporate and securities law requirements. As a result, for example, our officers and directors are required to file reports of equity ownership and changes in equity ownership with the Canadian Securities Administrators and do not file such reports under Section 16 of the Exchange Act.

Item 1A.	Risk Factors

Certain information contained in this Annual Report on Form 10-K (the “Report”), including information regarding future financial performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements that may be contained in our public disclosure from time to time include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments, and for the economy generally. The forward-looking statements contained in this Report are based on currently available information and are subject to various risks and uncertainties, including, but not limited to, the risks and uncertainties discussed below and in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking information and statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for any other purpose.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in this Report and are further cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the

Company’s business, revenue, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales growth targets, which are critical to achieving our financial targets, (iii) fail to meet the expectations of securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at restaurant level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased guest demand for our products resulting in lower systemwide sales, revenue, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Throughout these risk factors, the words “include,” “including” or words of similar effect mean “include, without limitation” or “including, without limitation,” as applicable.

Our growth strategy and other important strategic initiatives may not be successful and may expose us to additional risk.

Our growth strategy to a large extent depends on our ability to increase the number of Tim Hortons restaurants through internal growth and potentially through strategic initiatives (such as acquisitions, joint ventures, and alternative business models, such as self-serve kiosks and co-branding). There is no assurance that we will be able to achieve our growth objectives, new restaurants may not be profitable, and strategic initiatives may not be successful and may expose us to various risks.

The addition of new restaurants in a market may negatively impact the same-store sales growth and profitability of restaurants already existing in the market. If our new restaurants are not profitable or if new restaurants negatively affect the profitability of existing restaurants, we may be limited or unable to carry out our business model of franchising new or existing restaurants, or we may be delayed in doing so, as we could have difficulty finding qualified restaurant owners willing to participate in our expansion or we may desire that the restaurant reach minimum profitability levels before franchising the restaurant. This could limit our ability to expand or make it harder for us to find qualified restaurant owners, either of which would likely hurt revenue growth and operating results. We may also need to provide relief and support programs for our restaurant owners in developing markets as well as expand our financing support programs or extend financing on more generous terms than would be available from third parties, either of which could increase our costs and thus decrease net income. Alternatively, if we have interested restaurant owners, we may offer the restaurant to a restaurant owner on an operator or other agreement, which may also result in an increase in restaurant owner relief and support costs. Initially, after conversion, we generally provide additional relief to the operator, and we may be required to consolidate some of these restaurants in accordance with variable interest entity accounting rules for consolidations.

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

Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets, and may have higher construction, occupancy, and operating costs than restaurants in existing markets. Sales at restaurants opened in new markets may take longer to reach expected sales and profit levels, and may never do so, thereby affecting our overall financial condition and/or financial results. Our failure to successfully implement growth and various other business strategies and initiatives related to international development may have a negative impact on the overall operation of our business and may result in increased costs or inefficiencies that we cannot currently anticipate.

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

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighbourhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense, and may be exacerbated by any sluggishness in commercial real estate or credit markets. If we cannot obtain desirable locations for our restaurants at reasonable prices or are subject to onerous zoning restrictions, our ability to execute our growth strategy will be adversely affected.

We also intend to continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities, which are subject to many of the same risks that also affect new restaurant development. In addition, these transactions involve various other financial and tax, managerial and operational risks, including accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key personnel of an acquired business; the Company’s ability to achieve projected economic and operating synergies; difficulties successfully integrating, operating, maintaining and managing newly acquired operations or employees; difficulties maintaining uniform standards, controls, procedures and policies; the possibility the Company could incur impairment charges if an acquired business performs below expectations; unanticipated changes in business and economic conditions affecting the acquired business; ramp-up costs, whether anticipated or not; the potential for the unauthorized use of the Company’s trademarks and brand name by third parties; the possibility of a breach of contract or spoliation of the business relationship with a third party; the potential negative effects such transactions may have on the Company’s relationship with restaurant owners and existing business relationships with suppliers; the potential exposure to restaurant owners and others arising from the Company’s reliance on and dissemination of information provided by third parties; and diversion of management’s and restaurant owners’ attention from the demands of the existing business. In addition, there can be no assurance that the Company will be able to complete the desirable transactions, for reasons including restrictive covenants in debt instruments or other agreements with third parties, or a failure to secure financing in a tight credit market. Strategic alliances have been and will continue to be an integral part of our strategic plan to “grow in ways we have not grown before.” There can be no assurance that: significant value will be recognized through such strategic alliances; we will be able to maintain our existing strategic alliances; or, we will be able to enter into new strategic relationships in the future. While we believe we could ultimately take action to terminate any alliances that prove to be unsuccessful, we may not be able to identify problems and take action quickly enough and, as a result, our brand image and reputation may suffer, or we may suffer increased liabilities, costs and other financial burdens. Entry into and the subsequent unwinding of strategic alliances may expose us to additional risks which may adversely affect our brand and business and decrease our revenue and growth prospects.

We developed and began implementing various strategic plans and initiatives commencing in 2010. Our financial outlook and long-range aspirational EPS targets through the end of 2013, as previously announced, are based on the successful implementation, execution, and guest acceptance of such plans and initiatives. These strategic plans are also designed to improve our results of operations and drive long-term shareholder value. There can be no assurance that we will be able to implement our strategic plans and initiatives or that such plans and initiatives will yield the expected results, either of which could cause us to fall short of achievement of our financial objectives and long-range aspirational goals.

Our success depends substantially on the value of the Tim Hortons brand and our Canadian segment performance.

Our success is dependent to a large part upon our ability to maintain and enhance the value of our brand, our guests’ connection to and perception of our brand, and a positive relationship with our restaurant owners. Brand value can be severely damaged even by isolated incidents, such as contaminated food, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our restaurant owners, our growth strategies, our relationships with third parties with whom we enter into strategic alliances, our development efforts in domestic and foreign markets, land use and site and building development for our restaurants (including equipment, environment, and health and safety issues), sustainability or the ordinary course of our or our restaurant owners’ business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as: actions taken (or not taken) by 1 or more restaurant owners or their employees relating to health, safety, environmental, welfare, labour matters, public policy or social issues, or otherwise; litigation and claims; failure of, security breaches or other fraudulent activities associated with our networks and systems; illegal activity targeted at us; and negative incidents occurring at or affecting our strategic business partners, affiliates, or corporate social responsibility programs. Our brand could also be damaged by falsified claims or the quality of products from vertically integrated manufacturing facilities and potentially negative publicity from various sources, including social media sites on a variety of topics and issues, whether true or not, which are beyond our control. Guest demand for our products and our brand value could diminish significantly if any such incidents or other matters erode guest confidence in us or our products, which would likely result in lower sales and, ultimately, lower earnings and profits.

In addition, the Tim Hortons brand is synonymous with our ability to deliver quality food products at value prices. If we are unable to maintain in Canada, or unable to maintain and/or achieve in other markets, an appropriate price to value relationship for our products in the minds of guests, our ability, by and through our restaurant owners and independently, to increase or maintain same-store sales may be affected. Our ability to maintain or achieve the appropriate price to value relationship also may be affected by discounting or other promotional activity of competitors, which can be very aggressive.

Our financial performance is highly dependent on our Canadian operating segment, which accounted for approximately 93.9% of our reportable segment revenues, and 97.6% of our reportable segment operating income in 2011. Any substantial or sustained decline in our Canadian business would materially and adversely affect our financial performance.

The quick service restaurant segment is highly competitive, and competition could lower our revenues, margins, and market share.

The quick service restaurant segment of the food service industry is intensely competitive. Tim Hortons restaurants compete with international, regional, and local organizations primarily through the quality, variety, and value perception of food products offered. Other key competitive factors include: the number and location of restaurants; quality and speed of service; attractiveness of facilities; effectiveness and magnitude of advertising, marketing, promotional, and operational programs; price; changing demographic patterns and trends; changing consumer preferences and spending patterns, including weaker consumer spending in difficult economic times, or a desire for a more diversified menu; changing health or dietary preferences; and, perceptions and new product development. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, the loss of market share, and the inability to attract qualified restaurant owners in the future. See additional disclosure under “Competition” in Item 1 of this Report that is incorporated herein by reference.

Our financial results and achievement of our same-store sales growth strategy is dependent on our continued innovation and the successful development and launch of new products and product extensions.

Achievement of our same-store sales growth strategy is dependent, among other things, on our ability to extend the product offerings of our existing brands and introduce innovative new products. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of market and consumer trends and initiatives and successfully identify, develop, manufacture, market and sell new or improved products in response to such trends. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.

Increases in the cost of commodities or decreases in the availability of commodities could have an adverse impact on our restaurant owners and on our business and financial results.

Our restaurant system is exposed to price volatility in connection with certain key commodities that we purchase in the ordinary course of business such as coffee, wheat, edible oil and sugar, which can impact revenues, costs and margins. Although we monitor our exposure to commodity prices and our forward hedging program (of varied duration, depending upon the type of underlying commodity) partially mitigates the negative impact of any cost increases, price volatility for commodities we purchase has increased due to conditions beyond our control, including economic and political conditions, currency fluctuations, availability of supply, weather conditions, pest damage and changing global consumer demand and consumption patterns. Increases and decreases in commodity costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to restaurant owner and guest acceptance, respectively. Notwithstanding the foregoing, while it is not our operating practice, we may choose not to pass along all price increases to our restaurant owners. As a result, commodity cost increases could have a more significant effect on our business and results of operations than if we had passed along all increases to our restaurant owners. Price fluctuations may also impact margins as many of these commodities are typically priced based on a fixed-dollar mark-up. A number of commodities have recently experienced elevated prices relative to historic prices. Although we have secured commitments for most of our key commodities that generally extend to the third quarter of 2012 in anticipation of continued high prices in 2012, these are at higher prices than our previous commitments. In addition, if further escalation in prices continues, we may be forced to purchase commodities at higher prices at the end of the respective terms of our current commitments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk of this Report.

If the supply of commodities, including coffee, fail to meet demand, our restaurant owners may experience reduced sales which in turn, would reduce our rents and royalty income as well as distribution income. Such a reduction in our rents and royalty income and distribution income may adversely impact our business and financial results.

Food safety and health concerns may have an adverse effect on our business.

Incidents or reports, whether true or not, of unclean water supply; food-borne illness (including e-coli, listeria, hepatitis A or salmonella); injuries caused by or claims of food tampering, food contamination, employee hygiene and cleanliness failures or impropriety at Tim Hortons or other quick service restaurants unrelated to Tim Hortons; and, the potential health impacts of consuming certain of our products, could result in negative publicity, damage our brand value, and potentially lead to product liability or other claims. Any decrease in guest traffic or temporary closure of any of our restaurants as a result of such incidents or negative publicity may have a material adverse effect on our business and results of operations. Food-borne illness or food safety issues may also adversely affect the availability and price of ingredients, which could result in disruptions in our supply chain and/or negatively impact our restaurant owners and us.

Our distribution operations and supply chain are subject to pressures and risks, many of which are outside our control, that could reduce the profitability of our operations.

Our distribution operations and supply chain may be impacted by various factors, some of which are beyond our control, that could injure our brand and negatively affect our results of operations and our ability to generate expected earnings and/or increase costs, including: increased transportation, shipping, food and other supply costs; inclement weather; the risks of having a single source of supply for certain of our food products; shortages or interruptions in the availability or supply of perishable food products and/or their ingredients; potential negative impacts on our relationship with our restaurant owners associated with an increase of required purchases, or prices, of products purchased from our distribution business; and political, physical, environmental, labour, or technological disruptions in our own or our suppliers’ manufacturing and/or warehouse plants, facilities, or equipment.

See additional disclosure under “Sources and Availability of Raw Materials” in Item 1 of this Report that is incorporated in this section by reference.

Because we do not provide distribution services to our restaurant owners in certain geographic areas, our restaurant owners in such areas may not receive the same level of service and reliability as we are able to provide through our own distribution channels.

Our earnings and business growth strategy depends in large part on the success of our restaurant owners; actions taken by our restaurant owners and changes in franchise laws and regulations may harm our business.

A substantial portion of our earnings come from royalties, rents, and other amounts paid by restaurant owners, who operated 99.6% of the Tim Hortons restaurants as of January 1, 2012. Accordingly, our financial results are to a large extent dependent upon the operational and financial success of our restaurant owners. There can be no assurance that we will be able to maintain positive relationships with our existing, higher performing restaurant owners or that we will be able to continue to attract, retain, and motivate sufficient numbers of restaurant owners of the same caliber, either of which could materially and adversely affect our business and operating results. Our restaurant owners are independent contractors and, as a result, the quality of their operations may be diminished by factors beyond our control. Some restaurant owners may not successfully operate restaurants in a manner consistent with our standards and requirements and may not be able to hire, train and retain qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by guests to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability. Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater control over their respective restaurant systems and have greater flexibility to implement operational initiatives and business strategies.

Since we receive revenues in the form of rents, royalties, and franchise fees from our restaurant owners, our revenues and profits would decline and our brand reputation could also be harmed if a significant number of restaurant owners were to: experience operational failures, including health and safety exposures; experience financial difficulty (including bankruptcy); be unwilling or unable to pay us for food and supplies, or for royalties, rent or other fees; fail to enter into renewals of franchise or license agreements; or experience any labour shortages or significant increases in labour or other costs of running their businesses. Our advertising levies may also be at risk, which could impact the magnitude and extent of our marketing initiatives. In addition, the ability of restaurant owners to finance the equipment and renovation costs or improvements and additions to existing restaurants, and our sale of restaurants to restaurant owners, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds. A weakening in restaurant owner financial stability would have a negative impact on our business and may cause us to finance such purchases for our restaurant owners or, if we elect not to do so or we are unable to do so, our ability to grow our business in the way we would like may be adversely impacted.

Although we generally enjoy a positive working relationship with the vast majority of our restaurant owners, active and/or potential disputes with one or more restaurant owners could damage our brand reputation and/or our relationships with the broader restaurant owner group. See also, risk factor “Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense” below.

Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expense.

From time to time, we are subject to claims incidental to our business, such as illness or injury relating to food quality or food handling. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. These types of claims could also harm our brand reputation, making it more difficult to attract and retain qualified restaurant owners and grow the business. We may also be subject to claims from employees, guests, and others relating to health and safety risks and conditions of our restaurants associated with design, construction, site location and development, indoor or airborne contaminants and/or certain equipment utilized in operations. In addition, from time to time, we face claims from: our employees relating to employment or labour matters, including potentially class action suits, regarding wages, discrimination, unfair or unequal treatment, harassment, wrongful termination, or overtime compensation; our restaurant owners and/or operators regarding their profitability (which is a present claim against us), wrongful termination of their franchise or operating (license) agreement, as the case may be, or other restaurant owner relationship matters; taxation authorities regarding certain tax disputes; patent infringement claims from patent-holding companies; or, other stakeholders or business partners. We are also exposed to a wide variety of falsified claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management attention and increase costs, including costs associated with defending such claims. Any negative publicity resulting from these claims may adversely affect our reputation. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluations prove incorrect, our exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations. If successful, any such claims could adversely affect our business, financial condition, and financial results. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations.

In June 2008, a claim was filed against the corporation and certain of its affiliates alleging that the corporation’s Always Fresh baking system and expansion of lunch offerings have led to lower restaurant owner profitability. On February 24, 2012, the Ontario Superior Court of Justice (the “Court”) granted our motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. The Court also found that certain aspects of the test for certification of the action as a class proceeding had been met, but all of the underlying claims were nonetheless dismissed as part of the aforementioned summary judgment decision. While the Court found in our favour on all claims, if the matter is appealed and if the appeal is determined adversely to us, the effect would be that the matters would ultimately proceed to trial. We remain of the view that we would have good and tenable defences at any such trial however, if the matters were determined adversely to us at trial and that determination was upheld by final order after appeals, it is possible that the claims could have a material adverse impact on our financial position or liquidity. See Item 3. Legal Proceedings of this Report.

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

health, food, sanitation and safety; privacy laws, including the collection, retention, sharing and security of data; immigration, employment and labour laws (such as the U.S. Fair Labor Standards Act and similar Canadian legislation), including some increases in minimum wage requirements that were implemented in certain provinces in Canada in 2010 and in 2011, that have increased our and our restaurant owners’ labour costs in those provinces; laws preventing discrimination and harassment in the workplace and providing certain civil rights to individuals with disabilities; laws affecting the design of facilities (such as the Americans with Disabilities Act of 1990 and similar Canadian legislation), including accessibility; tax laws affecting our restaurant owners’ businesses; environmental matters; product safety; nutritional disclosure and regulations regarding nutritional content, including menu labeling; advertising and marketing; record keeping and document retention procedures; and new and/or additional franchise legislation. We are also subject to applicable accounting and reporting requirements and regulations, including those imposed by Canadian and U.S. securities regulatory authorities, the NYSE and the TSX. The complexity of the regulatory environment in which we operate and the related costs of compliance are both increasing due to additional legal and regulatory requirements.

With respect to environmental laws and regulations, our operations are governed and impacted by laws, regulations, local by-laws or limitations regarding climate change, energy consumption and our management, handling and/or disposal of water resources, air resources, toxic substances, solid waste and other environmental matters, including:

•

regulations regarding drive-thrus, including banning or imposing idling restrictions in drive-thrus, which could limit our ability to develop restaurants with drive-thrus in certain locations and/or affect the efficiency of drive-thru locations; local building codes, which may require more expensive building materials or restaurant types as well as programs requiring greater use of recyclable materials that can be processed by the waste management industry and/or requiring contributions to residential blue box programs in Ontario and other provinces in Canada, or similar programs in the U.S. that result in increased costs because certain municipalities do not accept our recyclable packaging; and

•

regulations relating to the discharge, storage, handling, release and/or disposal of hazardous or toxic substances, particularly with respect to: certain of our operations (e.g., distribution and manufacturing); restaurant locations that were formerly gas stations or that are adjacent to gas stations; septic systems with insufficient capacity; and treatment of well water.

In addition, third parties may make claims against owners or operators of properties for personal injuries or property damage associated with releases of hazardous or toxic substances. See additional disclosure under “Environmental Matters” in Item 1 of this Report that is incorporated into this section by reference.

As “sustainability” issues become more prevalent and accepted, there may be increased governmental, shareholder, and other stakeholder awareness and sentiment for more regulation as well as voluntarily adopted programs relating to reduction and mitigation of environmental or other impacts. There is a possibility that, when and if enacted, the final form of such legislation or any voluntary actions taken by us in this regard would impose stricter requirements or alternative modes of conducting business, which could lead to the need for significant capital expenditures in order to meet those requirements and/or higher ongoing compliance and operating costs. Our participation in or implementation of, or our decision not to participate in or implement, certain types of programs also may have an adverse impact on our brand due to potentially negative publicity or the negative perception of stakeholders regarding our business practices and lack of willingness to demonstrate environmental leadership. Such injury to our brand and reputation may, in turn, also reduce revenues and profits. See also our disclosure under “Sustainability and Responsibility” in Item 1 of this Report regarding our planned activities with respect to sustainability and corporate responsibility initiatives.

We continue to review the implications on us of a comprehensive U.S. health care reform law regarding government-mandated health benefits that was enacted in 2010, as well as the new U.S. food safety modernization law that was enacted in January 2011. We cannot currently determine with certainty the financial and operational impact that the laws will have on us, our restaurant owners and/or our third-party suppliers and distributors. Any significant increased costs associated with compliance with such laws could adversely affect our financial results and our restaurant owners’ profitability.

Additionally, we must, or may become required to, comply with a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada) and The Bribery Act of 2010 (U.K.), which prohibit improper payments to foreign officials for the purpose of obtaining or retaining business. The scope and enforcement of anti-corruption laws and regulations may vary. There can be no assurance that our employees, contractors, licensees or agents will not violate these laws and regulations. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may also be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that are prohibited by federal and international laws and regulations.

Existing, new, or future changes in tax laws, regulations, and treaties, or the interpretation or enforcement thereof, may adversely impact: our anticipated effective tax rate, tax liabilities and/or reserves; the benefits that we expected to achieve from certain of our completed or planned public or internal corporate reorganizations; ongoing tax disputes or realization of our tax assets; disclosure of tax-related matters; and/or the expansion of our business into new territories through our strategic initiatives, joint ventures, or other types of programs, projects or activities. In addition, incremental sales taxes at the federal, provincial, state or local level on products sold by our restaurants resulting from, without limitation, increased sales tax rates, changes to the taxability of our products sold at retail, changes to tax rules applicable to our restaurants, introduction of new tax systems such as value-added taxes and the harmonization of federal and provincial sales tax systems in Canada, may all result in increased sales taxes collected at retail. Any of these changes, if enacted, could have a material adverse impact on us, including by resulting in higher total costs of our products to our guests.

It is not possible for us to predict what laws or regulations will be enacted in the future, how existing or future laws and regulations will be administered or interpreted. Changes in our business operations may be negatively impacted by current laws or amended laws resulting in a material adverse impact to us. Compliance with these laws and regulations and planning initiatives undertaken in connection with such laws and regulations could increase our cost of doing business; reduce operational efficiencies; and, depending upon the nature of our and our restaurant owners’ responsive actions to or planning in connection with such laws, regulations, and other matters, damage our reputation. Increases in costs impact our profitability and the profitability of our restaurant owners. Failure to comply with such laws or regulations on a timely basis may lead to civil and criminal liability, cancellation of licenses, fines, and other corrective action, any of which could adversely affect our business and future financial results and have an adverse impact on our brand due to potentially negative publicity regarding our business practices.

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

Based on the provisions of the Income Tax Act (Canada), the U.S. Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder at the time of completing certain of our public or internal company corporate reorganizations (the “Reorganizations”), we anticipated that the Reorganizations would not result in any ongoing material Canadian and/or U.S. federal income tax liabilities to us. However, there can be no assurance that Canada Revenue Agency (the “CRA”) and/or the U.S. Internal Revenue Service (the “IRS”) will agree with our interpretation of the tax aspects of the Reorganizations or any related matters associated therewith. The CRA or the IRS may disagree with our view and take the position that material Canadian or U.S. federal income tax liabilities, interest and penalties, respectively, are payable as a result of the Reorganizations. If we are unsuccessful in disputing the CRA’s or the IRS’ assertions, we may not be in a position to take advantage of the effective tax rates and the level of benefits that we anticipated to achieve as a result of the Reorganizations and the implications could be materially adverse to us. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities that could have a material impact on our financial position and results of operations. Similarly, other costs or difficulties related to the Reorganizations and related transactions, which could be greater than expected, could also affect our projected results, future operations, and financial condition. We are party to a tax sharing agreement with Wendy’s, which sets forth the principles and responsibilities of Wendy’s and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As a couple of years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

We have granted a master license for the development of Tim Hortons restaurants in the GCC. The licensee is expected to open and operate up to 120 multi-format restaurants over 5 years, which includes the 5 restaurant locations that were opened for business in 2011. Notwithstanding the foregoing, there can be no assurance that our international licensee will satisfy its development commitments to open the number of Tim Hortons restaurants stated in the master license agreement. From time to time, we may grant additional master licenses to licensees in other international markets in the future. International licensees may fail to meet their development commitments or may open restaurants more slowly than forecasted at the time such master license agreements are entered into, which would impact the level of expected financial return from such agreements.

The implementation of our international strategic plan may require considerable or dedicated management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Expansion into new international markets carries risks similar to those risks described above relative to expansion into new markets in the U.S.; however, some or all of these factors, including food safety; brand protection and intellectual property protection; and difficulty in staffing, developing and managing operations and supply chain logistics, including ensuring the consistency of product quality and service; may be more pronounced in markets outside Canada and the U.S. due to cultural, political, legal, economic, regulatory and other conditions and differences. As such, our international business operations are subject to additional legal, accounting, tax and regulatory risks associated with doing business internationally, including: tariffs, quotas, other trade protection measures; import or export regulations and licensing requirements; foreign exchange controls; restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions; difficulties in enforcement of contractual obligations governed by non-Canadian or non-U.S. law due to differing interpretation of rights and obligations in connection with international franchise or licensing agreements and collection of royalties from international restaurant owners; compliance with multiple and potentially conflicting laws; new and potentially untested laws and judicial systems; reduced or diminished protection of intellectual property; and anti-corruption laws.

For example, we currently export our proprietary products to our licensee in the GCC. Numerous government regulations apply to both the export of food products from Canada and the U.S., as well as the import of food products into other countries. If one or more of the ingredients in our products are banned, alternative ingredients would need to be identified and sourced. Although we intend to be proactive in addressing any product ingredient issues, such requirements may delay our ability to open restaurants in other countries in accordance with our planned or desired schedule.

Any operational shortcoming of a licensee is likely to be attributed by guests to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability. Additionally, we may also have difficulty finding suppliers and distributors to provide us with adequate and stable supplies of ingredients meeting our standards in a cost-effective manner. We also may become subject to lawsuits or other legal actions resulting from the acts or omissions of a licensee and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur costs and expenses as a result of a licensee’s conduct even when we are not legally liable.

Although we believe we have developed the support structure required for international growth, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates. There also can be no assurance that appropriate restaurant owners and/or other licensees will be available in our new international markets. We currently expect that our international restaurant owners may be responsible for the development of a larger number of restaurants than typical for our Canadian or U.S. restaurant owners. As a result, our international operations may be more closely tied to the success of a smaller number of our restaurant owners than is typical for our Canadian and U.S. operations.

Our operating results and financial condition could be adversely impacted by the current worldwide economic conditions.

Our operating results and financial condition are sensitive to and dependent upon discretionary spending by guests, which may be affected by downward pressure in general economic conditions that could drive down demand for our products and result in fewer transactions or decrease average cheque per transaction at our restaurants. In addition, we have investments of cash in bank deposits and money market funds, which could experience sharp declines in returns or otherwise be at risk depending upon the extent of instability in the credit and investment markets. The current economic conditions may also have negative impacts on businesses in general, including our restaurant owners, suppliers and strategic partners. We cannot predict the timing or duration of the suppressed economic conditions or the timing or strength of a subsequent economic recovery, and many of the effects and consequences of these conditions are currently unknown. Any one or all of them could have an adverse effect on our business, results of operations, financial condition, liquidity and/or capital resources.

Catastrophic events may disrupt our business.

Unforeseen events, including war, armed conflict, terrorism and other international, regional or local instability or conflicts (including labour issues), embargos, trade barriers, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as the avian or H1N1 flu), and natural disasters such as flooding, earthquakes, hurricanes, or other adverse weather and climate conditions, whether occurring in Canada, the U.S. or abroad, could disrupt our operations; disrupt the operations of our restaurant owners, licensees, suppliers, or guests; or, result in civil disturbances and political or economic instability. For instance, guests might avoid public gathering places in the event of a health pandemic, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible to adequately staff our restaurants, receive products from suppliers, deliver products to our restaurant owners on a timely basis, or perform functions at the corporate level; and, otherwise impede our ability to continue our business operations in a continuous manner consistent with the level and extent of our business activities prior to the occurrence of the unexpected event or events. The impact of a health pandemic, in particular, might be disproportionately greater on us than on other companies that depend less on the gathering of people for the sale of their products. Our receipt of proceeds under any insurance we maintain to protect against certain of these risks may also be delayed or the proceeds may be insufficient to offset our losses fully.

We rely extensively on systems to process transactions, summarize results and manage our business, and a disruption, a failure or a security breach of such networks, systems or technology could harm our ability to run our business.

Network and information systems and other technology systems are integral to retail operations at system restaurants, in our distribution facilities, at our manufacturing facilities, and at our office locations. We also rely heavily on computer systems in managing financial results. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses, phishing and other destructive or disruptive software, security breaches, catastrophic events and improper or personal usage by employees. Such an event could have an adverse impact on us and our guests, employees and restaurant owners, including a disruption of our business, and corporate, distribution and manufacturing operations, guest dissatisfaction, negative publicity or a loss of guests or revenues as well as non-compliance with regulations. Such an event also could result in expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future.

In connection with our integrated financial system and our electronic payment solutions, we rely extensively on third-party suppliers to retain data, process transactions, and provide certain services. While we make every reasonable effort to confirm that these suppliers have appropriate processes and controls so that there is continuity of services and protection of data, we have no direct control over the same; consequently, the possibility of failure in such third-party suppliers’ systems and processes exists. In such an event, we could experience business interruptions or privacy and/or security breaches surrounding guest, employee, supplier, restaurant owner, licensee and other company data.

We continue to enhance our integrated enterprise resource planning system. The introduction of a new module for business reporting and analysis will be implemented over the next year. This system will integrate and exchange data with the financial systems already in place. There may be risks associated with adjusting to and supporting the new module which may impact our relations with our restaurant owners and suppliers, and the conduct of our business generally. With our use of credit payment systems, our reloadable cash card, and use of debit card systems, we are more susceptible to the risk of an external security breach of guest information that we or third parties under arrangements with us control (including those with whom we have strategic alliances). We could become subject to various claims, including those arising out of theft of data or hardware and fraudulent transactions in the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee; guest; supplier; restaurant owner; third-party, including those with whom we have strategic alliances; or, other company data. This may also result in the suspension of electronic payment processing services and fines from credit card companies or regulatory authorities. This could harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data.

Any failures or inadequacies of our security measures or in systems could damage our brand reputation and result in an increase in service charges, suspension of service, lost sales, fines, or lawsuits as well as expose us to significant unreserved losses, which could result in an earnings and share price decline. Although some losses may be covered by insurance, if there are significant losses that are not covered, our consolidated financial condition or results of operations may be adversely affected.

Fluctuations in U.S. and Canadian dollar exchange rates can affect our results, as well as the price of common shares and certain dividends we pay.

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

The success of our business depends on our continued ability to use our existing trademarks, service marks, and other components of our brand in order to increase brand awareness and further develop branded products in the U.S. and Canadian markets, as well as in international markets in which we have expanded or may wish to expand in the future. We may not be able to adequately protect our trademarks, and use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. There can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.

Although we monitor, and restrict restaurant owner, operator and licensees’ activities through our franchise, operator and license agreements, restaurant owners, operators and licensees may refer to our brands improperly in writings or conversation, resulting in the dilution or damage of our intellectual property and brand. Restaurant owner, operator and licensee non-compliance with the terms and conditions of our franchise, operator and license agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standard, or to engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in guest confusion or dilution. Any reduction of our brands’ goodwill, guest confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

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

As of January 1, 2012, we owned or leased the land or building for approximately 83% of our full-service system restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation, as further discussed above.

We lease land generally for initial terms of 10 to 20 years. Most of our leases provide for rent increases over the term of the lease and require us to pay all of the costs of insurance, taxes, maintenance, utilities, and other property-related costs. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent, taxes, and common area expenses for the balance of the lease term. Certain leases may limit our ability to terminate our use of the underlying real estate, making it more costly to close undesirable locations. In addition, as leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

A downgrade of our credit rating could adversely affect our cost of funds, liquidity and access to capital markets.

Failure to maintain our credit rating could adversely affect our cost of funds, liquidity and access to capital markets. We received an inaugural debt rating in connection with the issuance of our senior unsecured, 7-year 4.20% notes in Canada on June 1, 2010. Although we have indicated our intent to target maintenance of an investment grade credit rating, ratings are evaluated and determined by independent third parties and may be impacted by events both outside of our control as well as significant decisions made by us, including major acquisitions or divestitures. Credit rating agencies perform independent analysis when assigning credit ratings and such analysis includes a number of criteria, including, but not limited to, various financial tests, business composition, and market and operational risks. The credit rating agencies continually review the criteria for industry sectors and various credit ratings. Accordingly, such criteria may change from time to time. A downgrade of our credit rating may limit our access to capital markets and increase our cost of borrowing under debt facilities or future note issuances. In addition, if the rating agency were to downgrade our credit rating, the instruments governing our future indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to changes in our business and the industry in which we operate and our ability to take advantage of potential business opportunities. These modifications could also require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness in the future. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including defaults between multiple components of our indebtedness, could result, and the payment of principal and interest due and payable on our outstanding senior notes may become accelerated. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. The lack of access to cost-effective capital resources, an increase in our financing costs, or a breach of debt instrument covenants, could have an adverse effect on our business, financial condition, or future results. A downgrade in our credit rating could also affect the value and marketability of our outstanding notes.

Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the ratings agencies and there can be no assurance that we will be able to maintain our credit rating even if we meet or exceed their criteria, or that other credit rating agencies will assign us similar ratings.

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

Certain provisions of our articles of incorporation and by-laws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control, and limit the price that certain investors might be willing to pay in the future for our common shares. Our articles of incorporation authorize our Board of Directors to issue an unlimited number of preferred shares, which are commonly referred to as “blank cheque” preferred shares and, therefore, our Board of Directors may designate and create the preferred shares as shares of any series and determine the respective rights and restrictions of any such series. The rights of the holders of our common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could delay, deter, or prevent a change in control and could adversely affect the voting power or economic value of the common shares. In addition, our by-laws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. Furthermore, under these provisions, directors may be removed by majority shareholder vote at special meetings of shareholders. For a further description of these provisions, see our articles of incorporation, by-laws, and the Canada Business Corporations Act.

Pursuant to our shareholder rights plan (the “Rights Plan”), one right to purchase a common share (a “Right”) has been issued in respect of each of the outstanding common shares and an additional Right will be issued in respect of each additional common share issued prior to the Separation Time (as defined below). The purpose of the Rights Plan is to provide holders of our common shares, and our Board of Directors, with the time necessary so that, in the event of a take-over bid (generally referred to as a “tender offer” in the U.S.) for our Company, alternatives to the bid which may be in the best interests of our Company are identified and fully explored. The Rights Plan can potentially impose a significant penalty on any person or group that acquires, or begins a tender or exchange offer that would result in such person acquiring, 20% or more of the outstanding common shares. See Exhibit 4(a) to this Report for reference to our Rights Plan, which is also described in more detail in the Notes to our Consolidated Financial Statements contained in this Report.

The Investment Canada Act requires that a “non-Canadian,” as defined therein, file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a Canadian business, where prescribed financial thresholds are exceeded. Otherwise, there are no limitations either under the laws of Canada or in the Company’s articles on the right of a non-Canadian to hold or vote our common shares.

Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have construction and site management personnel who oversee the construction of our restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,000 to 3,080 square feet, with a dining room and drive-thru window. Each of these restaurants typically includes a kitchen capable of supplying fresh baked goods throughout the day. We also have non-standard restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations and drive-thru-only units on smaller pieces of property, including full-serve event sites located in sports arenas and stadiums that operate only during events with a limited product offering. These units typically average between 150 to 1,000 square feet. Some of the drive-thru-only units, kiosks, and carts also have bakery production facilities on site.

“Combination restaurants” that include Tim Hortons and Wendy’s restaurants in single free-standing units, typically average about 5,780 square feet. For additional information regarding combination restaurants, see “Operations—Combination restaurants, an ongoing relationship with Wendy’s” in Item 1 of this Report.

As of January 1, 2012, the number of Tim Hortons restaurants, both standard and non-standard locations across Canada, the U.S. and the GCC, totaled 4,014, with standard restaurants comprising 70% of the total. For purposes of the foregoing, we have included self-serve kiosks as “non-standard locations.” At January 1, 2012, all but 18 of the Tim Hortons restaurants were franchise-operated. Of the 3,996 franchised restaurants, 769 were sites owned by the Company and leased to restaurant owners, 2,326 were leased by us, and in turn, subleased to restaurant owners, with the remainder, including all self-serve locations, either owned or leased directly by the restaurant owner. Our land or land and building leases are generally for terms of 10 to 20 years, and often have 1 or more 5-year renewal options. In certain lease agreements, we have the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13%) of annual sales in excess of specified base rental amounts.

The following tables illustrate Tim Hortons system restaurant locations by type, and whether they are operated by the Company or our restaurant owners, as of January 1, 2012.

Company and Franchised Locations

Canadian Locations by Province/Territory	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
Alberta	—	214	1	73	19	307
British Columbia	—	203	—	58	28	289
Manitoba	—	61	—	25	2	88
New Brunswick	—	101	—	14	—	115
Newfoundland and Labrador	—	45	—	9	1	55
Nova Scotia	1	133	—	29	4	167
Northwest Territories	—	1	—	—	—	1
Nunavut	—	—	—	—	3	3
Ontario	3	1,162	1	477	49	1,692
Prince Edward Island	—	12	—	7	—	19
Quebec	3	385	—	95	7	490
Saskatchewan	1	46	—	14	6	67
Yukon	—	2	—	—	—	2

Canada	8	2,365	2	801	119	3,295

% of restaurants that are standard—Canada	72.0%

United States Locations by State	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
Indiana	—	1	—	—	—	1
Kentucky	—	2	—	1	—	3
Maine	1	27	—	1	—	29
Maryland	—	—	—	2	—	2
Michigan	—	143	—	18	—	161
New York	—	132	—	75	148	355
Ohio	6	105	—	13	3	127
Pennsylvania	—	11	—	4	13	28
Virginia	—	1	—	1	—	2
West Virginia	1	5	—	—	—	6

United States	8	427	—	115	164	714

% of restaurants that are standard—U.S.	60.9%

Gulf Cooperation Council Locations by Country	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
United Arab Emirates	—	5	—	—	—	5

% of restaurants that are standard—GCC	100.0%
% of restaurants that are standard—Systemwide	70.0%

Republic of Ireland and United Kingdom Locations	Non-Standard Arrangements
	Self-Serve Kiosks	Full-Service Locations	Total
Republic of Ireland(1)	186	3	189
United Kingdom(1)	72	—	72

Total	258	3	261

(1)

Represents licensed self-serve kiosks and full-serve locations primarily located in gas and convenience locations, mainly under the Tim Hortons brand, but also operating under other brands owned by Tim Hortons. See “International Operations” in Item 1 above. These locations are not included in our Canadian, U.S. or GCC restaurant counts, but are described, as set forth in the table above, separately by country.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of the facilities. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Rochester, New York (U.S. coffee roasting facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Hamilton, Ontario (Canadian coffee roasting facility)	Manufacturing	Owned	76,000
Guelph, Ontario	Distribution/Office	Owned	155,750
Calgary, Alberta	Distribution/Office	Owned	35,500
Debert, Nova Scotia	Distribution/Office	Owned	28,000
Langley, British Columbia	Distribution/Office	Owned	27,500
Kingston, Ontario*	Distribution/Office	Owned	42,750
Kingston, Ontario	Distribution/Office	Owned	135,080
Montreal, Quebec	Distribution/Office	Leased	30,270
Oakville, Ontario	Warehouse	Owned	37,000
Oakville, Ontario	Offices	Owned	153,060
Dublin, Ohio	Office	Leased	17,200
Lachine, Quebec	Office	Owned	5,000
Lachine, Quebec	Office	Leased	8,000
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500

*	This facility was closed when the replacement Kingston distribution centre/office opened and became operational in the latter half of 2011. It is currently contemplated that the land and building situated on this site will be sold.

Item 3.	Legal Proceedings

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, asserted damages of approximately $1.95 billion. Those damages were claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The 2 motions were heard in August and October 2011. The Company is pleased that on February 24, 2012, the Court granted the Company’s motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. The Court also found that certain aspects of the test for certification of the action as a class proceeding had been met, but all of the underlying claims were nonetheless dismissed as part of the aforementioned summary judgment decision. The Company’s view of this litigation from the outset was that the plaintiffs’ claims were without merit and would not be successful. The Court’s dismissal of the plaintiffs’ claims by way of summary judgment confirms the Company’s position. While the Court found in favour of the Company on all claims, if the matter is appealed and if the appeal is determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial however, if the matters were determined adversely to the Company at trial and that determination was upheld by final order after appeals, it is possible that the claims could have a material adverse impact on the Company’s financial position or liquidity.

From time to time, the Company is also a defendant in litigation arising in the normal course of business. Claims typically pertain to “slip and fall” accidents at franchised or Company-operated restaurants, employment claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. Other claims and disputes have arisen in connection with supply contracts, the site development and construction of system restaurants, and distribution and warehouse facilities and/or leasing of underlying real estate, and with respect to various restaurant owner matters, including but not limited to those described in the first paragraph above. Certain of these claims are not covered by existing insurance policies; however, many are referred to and are covered by insurance, except for deductible amounts, and to-date, these claims have not had a material effect on the Company. Reserves related to the resolution of legal proceedings are included in the Company’s Consolidated Balance Sheets as a liability under “Accounts payable.” As of the date of hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings. Refer also to Item 1A. Risk Factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the Toronto Stock Exchange (“TSX”) and New York Stock Exchange (“NYSE”) (trading symbol: THI). The following tables set forth the High, Low and Close prices of the Company’s common shares on the NYSE and TSX commencing with the first quarter 2010, as well as the dividends declared per share for such period.

Market Price of Common Shares on the Toronto Stock Exchange and New York Stock Exchange(1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2010 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended April 4)	$34.68	$30.26	$33.39	$34.00	$28.33	$33.10
Second Quarter (Ended July 4)	$35.76	$32.30	$34.04	$35.17	$29.92	$31.94
Third Quarter (Ended October 3)	$38.82	$33.45	$37.36	$37.67	$31.68	$36.69
Fourth Quarter (Ended January 2, 2011)	$42.26	$36.98	$41.10	$41.83	$36.26	$41.23

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2011 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended April 3)	$46.05	$40.47	$44.08	$47.04	$40.78	$45.70
Second Quarter (Ended July 3)	$48.74	$43.00	$47.09	$51.04	$43.90	$49.62
Third Quarter (Ended October 2)	$51.23	$41.53	$48.71	$50.19	$41.74	$46.28
Fourth Quarter (Ended January 1, 2012)	$52.75	$47.66	$49.36	$52.06	$45.00	$48.42

(1)	Source: Thomson Reuters

As of February 21, 2012, there were 157,414,012 common shares outstanding, of which 277,189 were owned by The TDL RSU Plan Trust.

Dividends Declared Per Common Share (Cdn.$)

2010 Fiscal Year
First Quarter (Declared February 2010)	$0.13
Second Quarter (Declared May 2010)	$0.13
Third Quarter (Declared August 2010)	$0.13
Fourth Quarter (Declared November 2010)	$0.13

2011 Fiscal Year
First Quarter (Declared February 2011)	$0.17
Second Quarter (Declared May 2011)	$0.17
Third Quarter (Declared August 2011)	$0.17
Fourth Quarter (Declared November 2011)	$0.17

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

In 2011, our Board of Directors approved an increase in the quarterly dividend from Cdn.$0.13 to Cdn.$0.17 per common share based on our dividend payout range of 30% to 35% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain items, such as gains on divestitures, tax impacts and asset impairments that affect our annual net income attributable to Tim Hortons Inc. In February 2012, our Board of Directors approved a 23.5% increase in the quarterly dividend from $0.17 per common share to $0.21 per common share for the first quarter of 2012. Notwithstanding our long-term targeted dividend payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other factors the Board may consider relevant when making dividend determinations.

The revolving credit facility contains limitations on the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the revolving credit facility and there is no default outstanding under the senior credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.

Shareholders

As of January 1, 2012, we had approximately 44,781 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by our transfer agent, Computershare Trust Company of Canada. We also have approximately 76,522 beneficial holders, based on information provided by Broadridge Financial Solutions.

See Note 18 of the Consolidated Financial Statements for information on related shareholder matters.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,487,757	$36.05	660,894
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,487,757	$36.05	660,894

(1)

The Company’s 2006 Stock Incentive Plan provides that an aggregate of 2.9 million common shares may be awarded as restricted stock, stock units, stock options, stock appreciation rights (“SARs”), performance shares, performance units, dividend equivalent rights, and/or share awards. Included in the 1,487,757 total number of securities in column (a) above are approximately 305,674 restricted stock units (“RSUs,” including RSUs issued as a result of performance-based restricted stock units or “P+RSUs”), subject to vesting requirements, and dividend equivalent rights associated with the RSUs and 1,182,083 stock options and related SARs. Of the 1,182,083 options/SARs outstanding at January 1, 2012, only 408,208 were exercisable as of that date due to vesting requirements. Historically, SARs have been cash-settled and associated options cancelled and RSUs have been settled by way of an open market purchase by an agent of the Company on behalf of the eligible employee or by way of disbursement of shares from The TDL RSU Employee Benefit Plan Trust. See Note 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(2)

The average exercise price in this column is based only on stock options and related SARs, as RSUs (including P+RSUs) have no exercise price required to be paid by the recipient upon vesting and settlement.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the TSX and NYSE as measured by (i) the change in the Company’s share price from December 29, 2006 to December 30, 2011, and (ii) the reinvestment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act or the Exchange Act.

	29-Dec-06	28-Dec-07	26-Dec-08	31-Dec-09	31-Dec-10	30-Dec-11
S&P/TSX Composite Index (Cdn.$)(2)	$100.0	$109.7	$67.9	$99.4	$116.9	$106.7
S&P/TSX Consumer Discretionary Index (Cdn.$)(2)	$100.0	$104.1	$61.8	$77.5	$97.3	$82.3
S&P 500 (U.S.$)	$100.0	$101.9	$58.7	$89.5	$109.2	$109.0
Tim Hortons Inc. (TSX)	$100.0	$110.6	$100.4	$98.5	$127.8	$155.7
Tim Hortons Inc. (NYSE)	$100.0	$131.0	$97.0	$108.8	$149.2	$177.8

(1)

The majority of the Company’s operations, income, revenues, expenses, and cash flows are in Canadian dollars, and the Company reports financial results in Canadian dollars. As a result, our Canadian-dollar earnings per share that may be translated to U.S. dollars by investors, analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See “Risk Factors” in Part 1A. The primary cause of the appreciation in the U.S. dollar share price relative to the Canadian share price during 2007, 2009 and 2010 is the percentage by which Canadian dollar appreciated against the U.S. dollar as noted below. Conversely, in 2008 and 2011, the Canadian dollar depreciated relative to the U.S. dollar by the percentages set forth below causing the opposite effect, resulting in a decline in the U.S. dollar share price as a result of currency fluctuation that is not directly attributable to changes in the Company’s underlying business or financial condition aside from the impact of foreign exchange.

Year	F/X Change Cdn.$ compared to US$
2007	+16%
2008	-23%
2009	+13%
2010	+5%
2011	-2%

(2)	Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Sales and Repurchases of Equity Securities

The following table presents the Company’s repurchases of its common shares for each of the three periods included in the fourth quarter ended January 1, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid Per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(3)(4)
Period #10 (October 3, 2011—November 6, 2011)	274,415		$49.45	274,415	$64,317,454
Period #11 (November 7, 2011— December 4, 2011)	313,209	(5)	$50.85	304,200	$48,851,645
Period #12 (December 5, 2011— January 1, 2012)	263,316		$50.42	263,316	$35,577,541

Total	850,940		$50.28	841,931	$35,577,541

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2011, the Company announced that it had obtained regulatory approval from the Toronto Stock Exchange (the “TSX”) under the TSX normal course issuer bid rules to commence a 2011 share repurchase program (“2011 program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of its public float as of February 17, 2011. The 2011 program commenced March 3, 2011 and is due to terminate on March 2, 2012, or earlier if the $445 million or the 10% share maximum is reached. The first purchases were made under the 2011 program on March 3, 2011, and the aggregate dollar value of shares that we currently expect to purchase under the 2011 program is approximately $435 million. The 2011 program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of common shares or the dollar value of common shares that may be repurchased under the 2011 program. The common shares purchased pursuant to the 2011 program are being cancelled.

(5)

In November 2011, the Company purchased 9,010 common shares in the open market to settle restricted stock unit awards of certain of the Company’s employees who did not have shares delivered to them for settlement from The TDL RSU Plan Trust.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report. Our historical consolidated financial information may not be indicative of our future performance.

	Fiscal Years(1)(2)
	2011	2010	2009	2008	2007
	(in thousands, except per share data, number of restaurants, and otherwise where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$2,012,170	$1,755,244	$1,704,065	$1,541,882	$1,404,986
Franchise revenues:
Rents and royalties(3)	733,217	687,039	644,755	593,483	546,925
Franchise fees	107,579	94,212	90,033	93,808	93,835

	840,796	781,251	734,788	687,291	640,760

Total revenues	2,852,966	2,536,495	2,438,853	2,229,173	2,045,746

Asset impairment and closure costs, net(4)	372	28,298	—	21,266	—
Other costs and expenses	2,283,119	1,997,034	1,913,251	1,729,460	1,586,010

Total costs and expenses	2,283,491	2,025,332	1,913,251	1,750,726	1,586,010

Gain on sale of interest in Maidstone Bakeries(5)	—	361,075	—	—	—

Operating income	569,475	872,238	525,602	478,447	459,736
Interest expense, net	25,873	24,180	19,184	19,632	14,923

Income before income taxes	543,602	848,058	506,418	458,815	444,813
Income taxes	157,854	200,940	186,606	150,309	147,226

Net income	$385,748	$647,118	$319,812	$308,506	$297,587
Net income attributable to noncontrolling interests	$2,936	$23,159	$23,445	$23,828	$28,036

Net income attributable to Tim Hortons Inc.	$382,812	$623,959	$296,367	$284,678	$269,551

Diluted earnings per common share attributable to Tim Hortons Inc.	$2.35	$3.58	$1.64	$1.55	$1.43
Weighted average number of common shares outstanding – diluted	162,597	174,215	180,609	183,492	188,759
Dividends per common share	$0.68	$0.52	$0.40	$0.36	$0.28

Consolidated Balance Sheets Data
Cash and cash equivalents	$126,497	$574,354	$121,653	$124,717	$186,982
Restricted cash and cash equivalents and Restricted investments	$130,613	$105,080	$80,815	$62,329	$37,790
Total assets	$2,203,950	$2,481,516	$2,094,291	$2,097,694	$1,902,200
Long-term debt(6)	$457,290	$437,348	$411,694	$405,500	$401,166
Total liabilities	$1,049,517	$1,039,074	$838,605	$865,891	$806,764
Total equity	$1,154,433	$1,442,442	$1,255,686	$1,231,803	$1,095,436

Other Financial Data
EBITDA attributable to Tim Hortons Inc.(7)	$678,997	$956,532	$599,939	$541,168	$516,597
Capital expenditures	$181,267	$132,912	$160,458	$184,538	$195,094
Operating margin(8) (%)	20.0%	34.4%	21.6%	21.5%	22.5%

	Fiscal Years(1)(2)
	2011	2010	2009	2008	2007
	(in thousands, except per share data, number of restaurants, and otherwise where noted)
Other Operating Data
Total systemwide sales growth(9)(10)	7.4%	6.2%	7.9%	8.3%	10.2%
Systemwide restaurant unit growth(10)	7.1%	4.8%	4.1%	6.7%	5.7%
Canada average same-store sales growth(10)	4.0%	4.9%	2.9%	4.4%	6.1%
U.S. average same-store sales growth(10)	6.3%	3.9%	3.2%	0.8%	4.1%
Total system restaurants franchised (%)	99.6%	99.5%	99.5%	99.0%	97.8%
Restaurants open at end of year – Canada
Standard(11)	2,373	2,279	2,193	2,116	2,055
Non-standard(12)	803	757	724	702	664
Self-serve kiosk(12)	119	112	98	99	104

Total Canada	3,295	3,148	3,015	2,917	2,823

Restaurants open at end of year – U.S.
Standard(11)	435	405	422	398	361
Non-standard(12)	115	74	54	34	22
Self-serve kiosk(12)	164	123	87	88	15

Total U.S.	714	602	563	520	398

Total North America	4,009	3,750	3,578	3,437	3,221

Average sales per standard restaurant:(10)(11)
Canada	$2,129	$2,070	$2,025	$1,955	$1,888
U.S. (U.S. dollars)(4)	$1,069	$978	$957	$930	$956
U.S. (Canadian dollars)(4)	$1,059	$1,012	$1,097	$977	$1,023
Average sales per non-standard restaurant:(10)(12)
Canada	$870	$830	$794	$751	$707
U.S. (U.S. dollars)	$451	$459	$426	$457	$397
U.S. (Canadian dollars)	$447	$475	$488	$481	$425

(1)	Fiscal years include 52 weeks, except for fiscal 2009, which included 53 weeks.
(2)

Our selected historical consolidated financial data has been derived from our audited financial statements for the years ending January 1, 2012, January 2, 2011, January 3, 2010, December 28, 2008, and December 30, 2007.

(3)

Rents and royalties revenues consist of: (a) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales, and (b) rents, which consist of base rent and percentage rent in Canada and percentage rent only in the U.S. Rents typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners.

The reported franchised restaurant sales for the last 5 years were:

	Fiscal Years(1)(2)
	2011	2010	2009	2008	2007
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$5,564,263	$5,181,831	$4,880,934	$4,546,027	$4,197,478
U.S. (U.S. dollars)	$472,969	$439,227	$409,882	$345,429	$301,255

(4)	The Net asset impairment charge of $0.4 million in fiscal 2011 included an asset impairment charge of $1.9 million, net of a $1.5 million recovery of previously accrued closure costs.

In fiscal 2010, we impaired our Portland, Providence and Hartford markets. In addition, we closed 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and 2 restaurants in our Portland market, in fiscal 2010. These markets represented a relatively small portion of our overall system in the U.S., but historically had a disproportionately negative impact on average unit volumes. Average unit volumes for standard restaurants in the Providence and Hartford markets were approximately half of our other core markets in the U.S.

Asset impairment and closure costs in fiscal 2008 related to our closure of 15 underperforming Company-operated restaurants in southern New England and the impairment of our Providence and Hartford markets in the U.S.
(5)	The Company sold its 50% joint-venture interest in Maidstone Bakeries for a pre-tax gain of $361.1 million on October 29, 2010.
(6)	Long-term debt includes long-term debt and capital leases, including their current portions.
(7)

Net income before interest, taxes, depreciation and amortization (“EBITDA”) attributable to THI is defined as EBITDA after deducting EBITDA attributable to noncontrolling interests. EBITDA is used by management as a performance measure for benchmarking against our peers and our competitors. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. EBITDA is not a recognized term under U.S. GAAP. EBITDA should not be viewed in isolation and does not purport to be an alternative to net income as an indicator of operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to calculate EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, EBITDA does not include:

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

Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, contractual commitments, interest payments, tax payments and debt service requirements. Since not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

The following table is a reconciliation of EBITDA to our net income:

	Fiscal Years(1)(2)
	2011	2010	2009	2008	2007
	(in thousands)
Net income	$385,748	$647,118	$319,812	$308,506	$297,587
Interest expense, net	25,873	24,180	19,184	19,632	14,923
Income tax expense	157,854	200,940	186,606	150,309	147,226

Operating income	569,475	872,238	525,602	478,447	459,736
Depreciation and amortization	115,869	118,385	113,475	103,793	93,041

EBITDA*	685,344	990,623	639,077	582,240	552,777
EBITDA attributable to noncontrolling interests	6,347	34,091	39,138	41,072	36,180

EBITDA attributable to Tim Hortons Inc.	$678,997	$956,532	$599,939	$541,168	$516,597

*	EBITDA includes and has not been adjusted for the asset impairment and closure costs, net of $0.4 million, $28.3 million, and $21.3 million in fiscal 2011, 2010 and 2008, respectively. It has also not been adjusted for the gain on sale from our interest in Maidstone Bakeries in fiscal 2010 of $361.1 million, partially offset by the $30 million allocated to our restaurant owners, for a total net pre-tax gain of $331.1 million.

(8)	Operating Margin represents operating income expressed as a percentage of Total revenues.
(9)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from the Republic of Ireland and the United Kingdom licensed locations.

(10)

Includes both franchised and Company-operated restaurants. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than approximately 250 to 275 restaurants whose results of operations are consolidated with ours as variable interest entities. U.S. average sales per standard and non-standard restaurant are disclosed in both Canadian and U.S. dollars, the reporting and functional currency, respectively, of our U.S. operations. The U.S. average sales per standard and non-standard restaurant were converted into Canadian dollars for each year using the average foreign exchange rate in the applicable year, which includes the effects of exchange rate fluctuations and decreases comparability between the years. We believe the presentation of the U.S. dollar average sales per standard and non-standard restaurant is useful to investors to show the local currency amounts for restaurants in the U.S. and provides transparency on the underlying business performance without the impact of foreign exchange.

(11)

Our standard restaurant typically measures between 1,000 to 3,080 square feet, with a dining room, a counter for placing orders and drive-thru service. Standard restaurants comprised 70.0% of our North American system as of January 1, 2012.

(12)

Our non-standard restaurants include small, full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations and drive-thru-only units on smaller pieces of property, including full-serve event sites located in sports arenas and stadiums that operate only during these events with a limited product offering. Included in our U.S. non-standard restaurant counts as at January 1, 2012 are 22 event sites. On average, 9 of these sites were operating during fiscal 2011 and had average unit volumes of $179. These sites are important as they heighten brand awareness in our developing markets by exposing the brand to a large number of guests and encourage trial as we generally have product exclusivity at these locations. Non-standard restaurants comprised 30.0% of our North American system as of January 1, 2012.

Average unit volumes for non-standard restaurants exclude volumes from self-serve kiosks. Self-serve kiosks differ in size and product offering and, as a result, have significantly different economics than our full-serve standard and non-standard restaurants, including substantially less capital investment, and also contribute significantly less to both systemwide sales as well as our revenues and operating income in each respective region. Self-serve kiosks are, however, important as we believe they drive convenience and brand penetration, especially in the U.S., where our brand is less developed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2011 Consolidated Financial Statements and accompanying Notes included elsewhere in our Annual Report on Form 10-K for the year ended January 1, 2012 (“Annual Report”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”), and Company-operated restaurants. As at January 1, 2012, 3,996 or 99.6% of our restaurants were franchised, including 99.7% in Canada and 98.9% in the United States. The amount of systemwide sales affects our franchisee royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants, and are ultimately driven by consumer demand. Same-store sales growth represents the average growth in retail sales at restaurants operating systemwide that have been open for thirteen or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. We believe systemwide sales and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of the system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance. Franchised restaurant sales are not generally included in our Consolidated Financial Statements (except for certain non-owned restaurants consolidated in accordance with applicable accounting rules); however, franchised restaurant sales result in royalties and rental revenues, which are included in our franchise revenues, and also supports growth in distribution sales.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a reconciliation to GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act and its subsidiaries for periods on or after September 28, 2009 and to Tim Hortons Inc., a Delaware corporation, and its subsidiaries (“THI USA”) for periods on or before September 27, 2009, unless specifically noted otherwise.

Description of Business

We franchise Tim Hortons restaurants primarily in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants, which generates a recurring stream of rental income. As of January 1, 2012, we leased or owned the real estate for approximately 83% of our full-serve system restaurants. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, full-serve kiosks in offices, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas and convenience locations, and grocery stores. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our 5 distribution centres, and, in some cases, through third-party distributors. In addition to dry goods, we also supply frozen and some refrigerated products from our existing Guelph distribution facility, and more recently from our new Kingston replacement distribution facility, to approximately 60% of our Canadian restaurants, namely those located in Ontario and Quebec. Construction was completed on our replacement distribution centre in Kingston, Ontario in the second half of fiscal 2011. This facility is now capable of supplying frozen and some refrigerated products, in addition to the dry products that were previously distributed. We began start-up operations in late July 2011, and were servicing approximately 530 restaurants by the end of fiscal 2011. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration model, we also operate 2 coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

2011 Performance against Targets

The following table sets forth our fiscal 2011 actual performance as compared to our fiscal 2011 financial targets, as well as management’s comments on our performance relative to such targets:

Measure	Target	Actual	Commentary
Same-store Sales Growth • Canada • U.S.	3% - 5% 3% - 5%	4.0% 6.3%

Our same-store sales growth was driven mainly by menu innovation with quality products introduced at targeted price points which contributed to positive product mix, and combined with pricing, resulted in a higher average cheque in both Canada and the U.S. Additional advertising targeted at our core growth markets in the U.S. also contributed favourably, and we believe was a significant factor in the strong performance in our U.S. market.

Restaurant development • Canada • U.S.	160 – 180 Restaurants 70 – 90 Full-serve restaurants	175 Restaurants 72 Full-serve restaurants 42 Self-serve restaurants	We ramped up our restaurant development efforts in fiscal 2011 and achieved our targets in both Canada and the U.S. with a combined total of 238 full-serve restaurant openings. Restaurant development in Canada was focused on our Western and Quebec markets, with two-thirds of standard restaurant openings and more than half of all new openings occurring in these markets. In the U.S., we continued to build scale in our core markets and continued to use self-serve restaurant openings as a capital-efficient method of increasing brand awareness and convenience within our U.S. markets.

U.S. operating income	US$13 million – US$16 million	US$15.2 million	We achieved record earnings in our U.S. segment in fiscal 2011 led primarily by the strength of same-store sales growth, as noted above. We continue to gain momentum and we are pleased with the progress in our U.S. operations.

Measure	Target	Actual	Commentary
Effective tax rate	Approximately 30%	29.0%	Our effective tax rate was at the low end of our target mainly because we benefited from a combination of a favourable jurisdictional shift of income and preferential tax treatment of certain income items.

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”)	$2.30 - $2.40	$2.35	A combination of operating income growth driven primarily by continued strength in systemwide sales in both Canada and the U.S., a lower effective tax rate, and our share repurchase program contributed to our EPS performance in fiscal 2011. Actual EPS includes an approximate $0.03 per share reduction related to the CEO Separation Agreement(1). Excluding this charge, EPS would have been at the higher end of the range.

Capital Expenditures	$180 million – $200 million	$181 million	Capital spending was focused on new restaurant development and renovations. In addition, we completed the construction of our Kingston replacement distribution centre. Capital spending was at the lower end of our target due primarily to lower spending on new restaurants. We had fewer restaurant openings in locations where we had the ability to acquire the real estate and utilized a higher number of capital leases than anticipated.

(1)

The separation agreement of $6.3 million with our former President and Chief Executive Officer, which included severance charges, advisory fees, and other related costs and expenses (“CEO Separation Agreement”), was not contemplated as part of Management’s fiscal 2011 guidance for EPS.

Executive Overview

We continued our strong momentum in fiscal 2011 with systemwide sales growth of 7.4% in fiscal 2011 despite economic conditions that remained challenging. While we began to see some economic stability in North America with unemployment levels and consumer confidence improving slightly, a number of global events transpired in fiscal 2011 that posed threats to the North American economic recovery. These events included supply chain disruptions in the aftermath of the Japan tsunami which impacted manufacturing-based markets; the volatility of commodity prices which had an impact on commodity-based markets; and the European sovereign debt crisis which contributed greatly to general consumer concern. We are certainly not immune to these global influences, nor North American recessionary and/or inflationary impacts, but historically, we have proven to be fairly resilient during challenging economic times, and we continue to believe we are well-positioned in both Canada and the U.S., due, in part, to our quality product offerings at reasonable prices.

Systemwide sales growth was driven primarily by strong same-store sales growth in both Canada (4.0%) and the U.S. (6.3%), with new restaurant development contributing in both markets as well. New product innovations and introductions in both Canada and the U.S. were significant factors driving same-store sales growth in fiscal 2011. A number of new product introductions contributed to a favourable product mix, and combined with pricing, resulted in a higher average cheque. Total transactions grew in both markets in fiscal 2011, which included transactions from new restaurant development in both Canada and the U.S. and continued

same-store transactions growth in the U.S. Partially offsetting these growth factors was continued economic weakness and generally challenging macro operating conditions, which we believe were factors that led to a slight decline in same-store transactions in Canada.

We opened a total of 294 restaurants (which included 51 self-serve kiosks) in fiscal 2011 compared to 245 restaurants (which included 72 self-serve kiosks) in fiscal 2010, with a significant portion occurring in the fourth quarter of each year. In fiscal 2011, we ramped up our restaurant development in both Canada and the U.S. In Canada, we focused on increasing convenience in our urban markets and continued our expansion in our Quebec and Western markets, utilizing a higher proportion of standard restaurant formats over non-standard formats. In the U.S., we focused most of our development in our core markets with a combination of both standard and non-standard locations. We continue to use self-serve kiosks primarily in the U.S. as a capital efficient way of increasing market exposure of the Tim Hortons brand in new and developing markets. We execute our development activities in both Canada and the U.S. in a disciplined manner and only with what we believe to be the right opportunities. Our flexible “We Fit Anywhere” design allows us to scale the size of our restaurants to the market opportunities available.

There were 2 major events that occurred in fiscal 2010 that impact the comparability of our operating results year-over-year. The first event was the sale of our 50% joint-venture interest in Maidstone Bakeries (“Maidstone Bakeries”), which occurred in the fourth quarter of fiscal 2010, resulting in a significant gain on the sale and, subsequent to the sale, the loss of Maidstone Bakeries operating income. The second event was an asset impairment charge relating to our Portland, Hartford, and Providence markets in the New England region and subsequent closure of restaurants primarily in our Hartford and Providence markets in the U.S.

Maidstone Bakeries

We sold our 50% interest in Maidstone Bakeries for gross cash proceeds of $475 million in the fourth quarter of fiscal 2010. The sale of Maidstone Bakeries resulted in a pre-tax gain of $402.3 million, less approximately $41.2 million which, for accounting purposes, was deferred and is being amortized over the remaining term of the supply agreement, resulting in a net gain of $361.1 million recognized in fiscal 2010. Our obligation to purchase donuts and TimbitsTM from Maidstone Bakeries extends until early 2016, and we have supply rights until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary. In addition, we allocated $30 million from the proceeds of the Maidstone Bakeries sale to support our key relationship with our restaurant owners, which was intended to help partially mitigate rising operating costs. Collectively, the gain on sale, net of the allocation to our restaurant owners, represented approximately $295.6 million after tax or approximately $1.70 per share in fiscal 2010.

The results of Maidstone Bakeries were consolidated in our financial results as a variable interest entity (“VIE”) until October 29, 2010, at which point we were no longer required to consolidate its results. Due to the continuing business relationship that exists, Maidstone Bakeries did not qualify to be presented as discontinued operations. In fiscal 2010, Maidstone Bakeries, on a full-consolidation basis, contributed approximately $48.9 million to operating income and $42.7 million to net income, 50% of which represents our share of earnings for the ten month period prior to the sale. Partially offsetting this reduced income was the amortization of the supply agreement, which reduced cost of sales by $8.3 million in fiscal 2011 ($1.3 million in fiscal 2010).

Asset Impairment and Closure Costs

In the second half of fiscal 2010, we determined that the future expected cash flows from our Portland, Providence and Hartford markets were insufficient to recover the carrying value of the long-lived assets in these markets. In addition, we decided to close 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and 2 restaurants in our Portland market. The Providence and Hartford markets were among the most densely penetrated market areas in the U.S. by quick service restaurants, and we were not successful in expanding our customer base to the levels required for future profitability. As a result, total asset impairment and related closure costs of $28.3 million were recorded in our U.S. operating segment in fiscal 2010. These markets represented a relatively small portion of our overall system in the U.S., but historically had a disproportionately negative impact on earnings, average unit volumes and same-store sales growth in the U.S. segment. Average unit volumes for standard restaurants in the Providence and Hartford markets were approximately half of those in our other core markets in the U.S. There was no associated tax benefit related to the impairment, so the negative impact on net income was $28.3 million, or approximately $0.16 per share in fiscal 2010.

Additionally, in fiscal 2011, we recorded an asset impairment charge of $1.9 million related to our Portland market, which reflected current real estate and equipment values, partially offset by $1.5 million of previously accrued closure costs which were reversed into Operating income upon the substantial conclusion of closure activities related to the above-noted closures, for a net impairment charge of $0.4 million.

Financial Performance

Operating income decreased $302.8 million in fiscal 2011 compared to fiscal 2010, primarily as a result of the sale of Maidstone Bakeries in fiscal 2010 that was offset, in part, by asset impairment and related closures costs, as noted above. In addition, we incurred a charge of $6.3 million in fiscal 2011 related to the CEO Separation Agreement, which included severance charges, advisory fees, and other related costs and expenses.

Excluding the three above-noted items (i.e. Maidstone Bakeries, asset impairment and closure costs, and the CEO Separation Agreement), adjusted operating income increased by $48.5 million in fiscal 2011, or 9.4% (refer to non-GAAP reconciliation table on page 59), driven primarily by strong systemwide sales growth in both Canada and the U.S., resulting in higher rents and royalties and higher distribution income through increased underlying product demand. Partially offsetting this operating growth was higher general and administrative expenses focused primarily on advertising and promotional activities in our core markets in the U.S., where we made targeted investments that were funded with a portion of the savings we realized from our restaurant closures, in Canada on our Cold Stone Creamery co-branding initiative, and on our international expansion.

Net income attributable to Tim Hortons Inc. decreased $241.1 million in fiscal 2011 compared to fiscal 2010. The decrease in net income was primarily a result of the net after-tax impact of the 2 significant events in fiscal 2010 noted above. Absent the impact of these 2 events and the CEO Separation Agreement, net income attributable to Tim Hortons Inc. would have increased by $45.4 million, or 13.6%. The primary factors driving the increase were higher adjusted operating income (refer to non-GAAP reconciliation table on page 59) noted above and a lower effective tax rate on these earnings. Our underlying effective tax rate benefited from statutory tax rate reductions in Canada, which lowered our average statutory tax rate to 28.3% in fiscal 2011 from 31.0% in fiscal 2010 (see Note 7 to the Consolidated Financial Statements).

EPS decreased 34.3% to $2.35 in fiscal 2011 compared to $3.58 in fiscal 2010. Absent the $0.03 negative impact related to the CEO Separation Agreement in fiscal 2011, the $1.70 per share net positive impact of the gain of Maidstone Bakeries in fiscal 2010, and $0.16 per share negative impact of the asset impairment and closure costs in fiscal 2011 and fiscal 2010, EPS growth year-over-year would have been 16.2%. A substantial component of our EPS growth resulted from the positive, cumulative impact of our share repurchase programs. The repurchase programs were primarily funded during fiscal 2011 with the use of substantially all of the net proceeds received from the sale of Maidstone Bakeries, which were fully distributed by September 2011. We had approximately 162.6 million average fully diluted common shares outstanding during fiscal 2011, which was 11.6 million, or 6.7%, fewer average fully diluted common shares outstanding than in fiscal 2010.

2012 Performance Targets

The following table sets forth our 2012 performance targets, as well as management’s views on achieving such objectives (see accompanying notes below):

Measure	Target	Commentary
Same-Store Sales Growth • Canada • U.S.	3% - 5% 4% - 6%

We expect to build on our strong same-store sales performance from fiscal 2011 in both Canada and the U.S. by continuing to execute our strategic plan by: (i) creating menu and product innovation to respond to guest needs and trends, (ii) introducing product and category extensions as well as new product platforms such as chilled drinks and espresso-based beverages, (iii) leveraging our marketing strengths and advantages in Canada and increasing capacity at our existing Canadian restaurants through the design and implementation of a number of drive-thru initiatives, where feasible, and through continued evolution of our in-restaurant guest queuing systems, and (iv) enhancing our brand identity positioning efforts in the U.S. as a unique cafe and bake shop destination focused on freshness and value and sustaining increased marketing and advertising spending with a focus on our core growth markets to increase awareness of our brand in the U.S.

Restaurant Development • Canada • U.S. • International	155 – 175 Restaurants 80 – 100 Restaurants Approximately 15 Restaurants

We expect to open a total of 250 to 290 restaurant locations. In the U.S., we expect to complement the 80 – 100 full-serve openings in 2012 with the use of self-serve kiosk locations to enhance convenience for our guests. Internationally, we plan to expand our brand presence with our master licensee within the GCC.

Effective Tax Rate	Approximately 28%	We expect to continue to realize the benefits of the scheduled Canadian statutory rate reductions.

EPS	$2.65 – $2.75	We expect operating income to grow in both Canada and the U.S. in fiscal 2012 through continued same-store sales growth and coupled with new restaurants development. We expect a lower effective tax rate and continued share repurchases to drive EPS growth in fiscal 2012 to within our long-range aspirational target of 12% to 15%.

Measure	Target	Commentary

Capital Expenditures • Canada and U.S. • Canadian Advertising Fund(1)	$220 million – $260 million Up to $100 million

Our increased level of capital expenditures in 2012 compared to last year reflects enhanced design elements and continued restaurant development activity in both Canada and the U.S., and our share of investments to increase drive-thru capacity in Canada, including a number of initiatives such as selectively implementing order station relocations, double-order stations and, double-lane drive-thrus. Our increased capital expenditures also reflect investments to accelerate renovations in Canada, which will feature more contemporary design elements similar to our new restaurant development sites. In addition, our Canadian advertising fund will be investing up to $100 million to expand the use of digital menu boards in our Canadian restaurants in fiscal 2012, along with new drive-thru rotating menu boards, which we believe will benefit our guests and our restaurant system.

(1)

These expenditures are expected to be funded primarily with third-party financing, secured by the Canadian advertising fund’s assets. As we consolidate our advertising funds as VIEs for accounting purposes, this transaction will be reflected in our Consolidated Financial Statements accordingly.

Strategic Plan Aspirations (2010-2013)

•	EPS compounded annual growth from 2011 through to the end of 2013 is expected to be between 12% to 15%;

•	New restaurant development from 2010 to the end of 2013:

•	Canada: approximately 600;

•	U.S.: approximately 300;

•	Total North America: approximately 900; and

•

Compounded annual growth of operating income of 8% to 10% to the end of 2013 (excluding the 2010 impact of the disposition of our 50% joint-venture interest in Maidstone Bakeries and the U.S. asset impairment and related closure costs).

Notes:

Earnings aspirations exclude items such as the 2010 impact of the disposition of our 50% joint-venture interest in Maidstone Bakeries, U.S. asset impairment and related closure costs, and CEO separation costs in 2011.

With respect to our 2012 restaurant opening target set forth above in our 2012 performance targets, we are planning to open approximately two-thirds standard format and one-third non-standard format restaurants in Canada per historical norms. In the U.S., we expect the restaurant formats to be evenly split between standard and non-standard full-serve locations. In addition, we expect to complement the U.S. locations with self-serve kiosk locations to enhance convenience for our guests. In the GCC, we expect the restaurant formats to consist of a combination of standard and non-standard restaurants.

The performance targets and aspirational goals (collectively, “targets”) established for 2012 and longer-term are based on the accounting, tax, and/or other legislative and regulatory rules in place at the time the targets were issued and on the continuation of share repurchase programs relatively consistent with historical levels. The impact of future changes in accounting, tax; and/or other legislative and regulatory rules that may or may not become effective in fiscal 2012 and/or future years; changes to our share repurchase activities; and accounting, tax, audit or other matters not contemplated at the time the targets were established that could affect our business, were not included in the determination of these targets. In addition, the targets are forward-looking and are based on our expectations and outlook on, and shall be effective only as of, the date the targets were originally issued.

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

Selected Operating and Financial Highlights

($ in millions, except per share data)	Fiscal Years(1)
	2011	2010	2009
Systemwide sales growth(2)(3)	7.4%	6.2%	7.9%
Same-store sales growth
Canada	4.0%	4.9%	2.9%
U.S.	6.3%	3.9%	3.2%
Systemwide restaurants	4,014	3,750	3,578
Revenues	$2,853.0	$2,536.5	$2,438.9
Operating income	$569.5	$872.2	$525.6
Adjusted operating income(4)	$567.8	$519.3	$466.1
Net income attributable to Tim Hortons Inc.	$382.8	$624.0	$296.4
Basic earnings per share attributable to Tim Hortons Inc.	$2.36	$3.59	$1.64
Diluted earnings per share attributable to Tim Hortons Inc.	$2.35	$3.58	$1.64
Weighted average number of shares of common shares outstanding – Basic (in millions)	162.1	174.0	180.5
Weighted average number of shares of common shares outstanding – Diluted (in millions)	162.6	174.2	180.6

(1)	Fiscal years include 52 weeks, except for fiscal 2009, which consisted of 53 weeks.
(2)	Systemwide sales growth for fiscal 2010 and fiscal 2009 measured on a year-over-year 52-week basis was 7.9% and 6.1%, respectively.
(3)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 7.1% and 5.3% for fiscal 2011 and fiscal 2010, respectively.

(4)

Adjusted operating income is a non-GAAP measure. As applicable, adjusted operating income for fiscal years 2011, 2010, and 2009 deducts the gain on the sale of our interest in Maidstone Bakeries which was sold in the fourth quarter of fiscal 2010, and 100% of operating income and other Maidstone Bakeries related adjustments, and adds back the CEO Separation Agreement, the $30.0 million allocation to restaurant owners, and the net impact of the asset impairment charge and closure costs specific to our New England region in the U.S (see (a) below). In addition, we have adjusted operating income for fiscal 2009 to deduct the 53rd week of operations.

Management uses adjusted operating income to assist in the evaluation of year-over-year performance, and believes that it will be helpful to investors as a measure of underlying growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	Fiscal Year		Change from prior year
	2011	2010	%
	(in millions)
Operating income	$569.5	$872.2	(34.7)%
Add: CEO Separation Agreement	6.3	—	n/m
Add: Restaurant owner allocation	—	30.0	n/m
Add: Net asset impairment and closure costs(a)	0.4	28.3	n/m
Less: Amortization of Maidstone Bakeries supply agreement	(8.3)	(1.3)	n/m
Less: Gain on sale of our interest in Maidstone Bakeries	—	(361.1)	n/m
Less: Maidstone Bakeries operating income(b)	—	(48.9)	n/m

Adjusted operating income(c)	$567.8	$519.3	9.4%

All numbers rounded

n/m – The comparison is not meaningful

(a)

The Net asset impairment and closure costs charge of $0.4 million in fiscal 2011 included an asset impairment charge of $1.9 million, of which $0.9 million related to VIEs, net of a $1.5 million recovery of previously accrued closure costs. In fiscal 2010, the asset impairment and closure costs related to our Portland, Providence and Hartford markets in the New England region of our U.S. operations.

(b)	Maidstone Bakeries operating income included income from the first 10 months of fiscal 2010 prior to the sale.
(c)

Includes operating income for non-owned restaurants that we consolidate as VIEs of $3.5 million and $2.1 million in fiscal 2011 and fiscal 2010, respectively. Approximately 0.5% of adjusted operating income growth was related to VIEs.

	Fiscal Year		Change from prior year
	2010	2009	%
	(in millions)
Operating income	$872.2	$525.6	66.0%
Add: Asset impairment and related closure costs(a)	28.3	—	n/m
Add: Restaurant owner allocation	30.0	—	n/m
Less: Gain on sale of our interest in Maidstone Bakeries	(361.1)	—	n/m
Less: Maidstone Bakeries operating income(b)	(48.9)	(52.4)	n/m
Less: Amortization of Maidstone Bakeries supply agreement	(1.3)	—	n/m
Less: 53rd week operating impact	—	(7.1)	n/m

Adjusted operating income(c)	$519.3	$466.1	11.4%

All numbers rounded

n/m – The comparison is not meaningful.

(a)	The Asset impairment and related closure costs in fiscal 2010 related to our Portland, Providence and Hartford markets in the New England region of our U.S. operations.

(b)	Maidstone Bakeries operating income included the first 10 months of fiscal 2010 prior to the sale, whereas fiscal 2009 included a full year of operating income.
(c)

Includes operating income for non-owned restaurants that we consolidate as VIEs of $2.1 million and $1.6 million in fiscal 2010 and fiscal 2009, respectively. Approximately 0.1% of adjusted operating income growth was related to VIEs.

Systemwide Sales Growth

Systemwide sales growth, which excludes the effects of foreign exchange, was 7.4% as a result of continued same-store sales growth in Canada and the U.S, and new restaurant expansion in fiscal 2011 and 2010.

Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., which include restaurant-level sales at both franchised and Company-operated restaurants, although approximately 99.6% of our system is franchised. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than approximately 272 non-owned restaurants, on average, for fiscal 2011, whose results of operations are consolidated with ours as VIEs. The amount of systemwide sales impacts our royalties and rental income, as well as our distribution income. Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants) and are ultimately driven by consumer demand. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American and other international operations.

Same-Store Sales Growth

Same-store sales growth represents growth, on average, in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for thirteen or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, frequency of guest visits, expansion into, and enhancement of, broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and same volume of purchases at the new pricing.

In fiscal 2011, Canadian same-store sales increased 4.0% over fiscal 2010, which was our 20th consecutive annual increase in Canada. In the U.S., same-store sales (measured in U.S. dollars) increased 6.3% in fiscal 2011 over fiscal 2010, which represented our 21st consecutive annual increase.

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. We had strong menu development in fiscal 2011 that was designed to provide our guests with additional menu choices by providing a number of new, quality products at various price points. We introduced Specialty Bagels, and we enhanced our prepared food offering with the introduction of new breakfast sandwich variations with Ham and BELT options, our Beef Lasagna Casserole (Canada only) and the Panini sandwich launch (U.S. only). We also added 2 new drink categories to our menu, Real Fruit Smoothies and, more recently, Lattes and Espresso-based specialty drinks. Marketing and promotional activities coupled with operating efficiencies and initiatives, during fiscal 2011, also supported same-store sales growth in both Canada and the U.S.

The following tables set forth same-store sales growth by quarter for the 2011, 2010, and 2009 fiscal years and by fiscal year for the 10-year period from 2002 to 2011. Our historical same-store sales trends are not necessarily indicative of future results.

	Historical Same-Store Sales Increase
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Canada
2011	2.0%	3.8%	4.7%	5.5%	4.0%
2010	5.2%	6.4%	4.3%	3.9%	4.9%
2009	3.4%	1.7%	3.1%	3.4%	2.9%
U.S.
2011	4.9%	6.6%	6.3%	7.2%	6.3%
2010	3.0%	3.1%	3.3%	6.3%	3.9%
2009	3.2%	3.3%	4.3%	2.1%	3.2%

	Canada	U.S.
2011	4.0%	6.3%
2010	4.9%	3.9%
2009 *	2.9%	3.2%
2008	4.4%	0.8%
2007	6.1%	4.1%
2006	7.7%	8.9%
2005	5.5%	7.0%
2004 *	7.8%	9.8%
2003	5.3%	4.5%
2002	7.9%	9.9%
10-year average	5.7%	5.8%

*	Indicates fiscal years that had 53 weeks; for calculation of same-store sales increase, the comparative base also includes 53 weeks.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for our 2011, 2010, and 2009 fiscal years:

	Fiscal Year 2011			Fiscal Year 2010			Fiscal Year 2009
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	166	9	175	129	20	149	128	3	131
Restaurants closed	(26)	(2)	(28)	(16)	—	(16)	(29)	(4)	(33)

Net change	140	7	147	113	20	133	99	(1)	98

U.S.
Restaurants opened	72	42	114	44	52	96	45	—	45
Restaurants closed	(2)	—	(2)	(39)	(18)	(57)	(1)	(1)	(2)

Net change	70	42	112	5	34	39	44	(1)	43

International
Restaurants opened	5	—	5	—	—	—	—	—	—

Total Company
Restaurants opened	243	51	294	173	72	245	173	3	176
Restaurants closed	(28)	(2)	(30)	(55)	(18)	(73)	(30)	(5)	(35)

Net change	215	49	264	118	54	172	143	(2)	141

From the beginning of fiscal 2009 to the end of fiscal 2011, we opened 577 system restaurants, net of restaurant closures, including both full-serve and self-serve locations. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, which will permit us to upgrade size and layout or add a drive-thru and typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. In fiscal 2010, we closed 34 standard restaurants and 18 self-serve kiosks in the New England region and 2 in our Portland market, all of which arose from strategic profitability reviews of our U.S. operations.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales in their respective markets and, therefore, lower associated royalties and distribution income. In the U.S., self-serve locations are intended to increase our brand presence and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we have recently used self-serve kiosks in locations where existing full-service locations are at capacity.

One of our strategic planning initiatives is to grow differently in ways we have not grown before. Initiatives in support of this strategy include the expansion of our Cold Stone Creamery® co-branding concept. In fiscal 2009, we began to co-brand certain U.S. restaurants with Cold Stone Creamery and, in the second half of fiscal 2009, we expanded this initiative into Canada. We have exclusive development rights in Canada, and certain rights to use licenses within the U.S. where a Cold Stone Creamery is located within a Tim Hortons restaurant, to operate ice cream and frozen confection retail outlets. As of January 1, 2012, we had 232 co-branded locations, including 133 co-branded locations in Tim Hortons restaurants in Canada and 99 co-branded locations in the U.S. (92 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations).

In addition, we opened 5 locations in the Gulf Cooperation Council (“GCC”) under our master license agreement with Apparel FZCO (“Apparel”) in the second half of fiscal 2011. The master license agreement with Apparel is primarily a royalty-based model that also includes an upfront license fee, opening fees per location, and distribution sales. Apparel is responsible for the capital spending and real estate development to open restaurants, along with operations and marketing.

Tim Hortons restaurant design generally evolves with changing business and guest needs. In fiscal 2010, we began testing an enhanced restaurant design in certain U.S. markets to further differentiate our brand as a cafe and bake shop destination. We have completed our testing of this enhanced design, and based on results, we are now applying significant elements of the enhanced design in all new restaurants in the U.S., including certain interior and exterior design treatments, menu items, equipment and fixtures. In 2012, we are also incorporating various elements from this design into our new Canadian restaurants as well as renovations.

The following table shows our restaurant count as of the end of fiscal 2011, 2010 and 2009 and provides a breakdown of our Company-operated and franchised restaurants.

Systemwide Restaurant Count

	Fiscal Year
	2011	2010	2009
Canada
Company-operated	10	16	13
Franchised – standard and non-standard	3,166	3,020	2,904
Franchised – self-serve kiosks	119	112	98

Total	3,295	3,148	3,015

% Franchised	99.7%	99.5%	99.6%
U.S.
Company-operated	8	4	5
Franchised – standard and non-standard	542	475	471
Franchised – self-serve kiosks	164	123	87

Total	714	602	563

% Franchised	98.9%	99.3%	99.1%
International (GCC)
Franchised – standard	5	—	—

% Franchised	100.0%	n/a	n/a
Total system
Company-operated	18	20	18
Franchised – standard and non-standard	3,713	3,495	3,375
Franchised – self-serve kiosks	283	235	185

Total	4,014	3,750	3,578

% Franchised	99.6%	99.5%	99.5%

Segment Operating Income (Loss)

Systemwide sales and same-store sales growth is affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes the gross operating results of all manufacturing and distribution operations that are located in their respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of branded, licensed self-serve kiosk locations, corporately. In addition, our international operations now include our expansion into the GCC, which is in its early stages and is also being managed corporately. As such, results from these operations are included in Corporate charges in our segmented operating results and, currently, are not significant. Our reportable segments generally exclude VIEs’ financial results, reflective of the way our business is managed.

The following tables contain information about the operating income (loss) of our reportable segments:

	Fiscal 2011 Compared to Fiscal 2010
	2011	% of Revenues	2010	% of Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada(1)	$607,749	21.3%	$916,877	36.1%	$(309,128)	(33.7)%
U.S.	15,106	0.5%	(18,363)	(0.7)%	33,469	n/m

Reportable segment operating income(1)	622,855	21.8%	898,514	35.4%	(275,659)	(30.7)%
VIEs	3,531	0.1%	26,534	1.0%	(23,003)	n/m
Corporate charges(1) (2)	(56,911)	(1.9)%	(52,810)	(2.1)%	(4,101)	7.8%

Consolidated operating income	$569,475	20.0%	$872,238	34.4%	$(302,763)	(34.7)%

	Fiscal 2010 Compared to Fiscal 2009
	2010	% of Revenues	2009	% of Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada(1)	$916,877	36.1%	$542,018	22.2%	$374,859	69.2%
U.S.	(18,363)	(0.7)%	4,840	0.2%	(23,203)	n/m

Reportable segment operating income(1)	898,514	35.4%	546,858	22.4%	351,656	64.3%
VIEs	26,534	1.0%	27,762	1.1%	(1,228)	(4.4)%
Corporate charges(1) (2)	(52,810)	(2.1)%	(49,018)	(2.0)%	(3,792)	7.7%

Consolidated operating income	$872,238	34.4%	$525,602	21.6%	$346,636	66.0%

n/m – The comparison is not meaningful.

(1)

Beginning in fiscal 2011, we modified certain allocation methods resulting in changes in the classification of certain costs, with the main change being corporate information technology infrastructure costs are now included in Corporate charges rather than in the Canadian operating segment. This change has been consistently applied for all comparative periods.

(2)

Corporate charges include overhead costs that support all business segments, and the operating results associated with our international operations (discussed above), which are being managed corporately.

Fiscal 2011 compared to Fiscal 2010

A number of events occurring in both fiscal 2011 and fiscal 2010 operating income, as outlined below, significantly impact the comparability of results year-over-year. Consolidated operating income declined by $302.8 million in fiscal 2011 to $569.5 million from $872.2 million in fiscal 2010.

Our Canadian segment included the disposition of our 50% joint-venture interest in Maidstone Bakeries in October 2010, which resulted in a significant gain on the sale of $361.1 million, partially offset by a related $30 million restaurant owner allocation. In addition, prior to the sale of Maidstone Bakeries, we consolidated 100% of its results as a VIE. As such, our fiscal 2010 consolidated operating income included 100% of Maidstone

Bakeries operating income prior to the sale, which was $48.9 million. For reportable segment purposes, 50% of Maidstone Bakeries operating income was included in Canada and the remaining 50% was included in VIEs, which was consistent with the underlying legal ownership of Maidstone Bakeries and ultimately, with the views of our chief decision maker. Amortization of $8.3 million and $1.3 million related to the deferred gain allocated to our continuing supply agreement with Maidstone Bakeries was included in fiscal 2011 and fiscal 2010, respectively, as a positive contribution to earnings. In total, these items represented $348.6 million of the decrease in operating income for our Canadian segment year-over-year.

Our U.S. segment included asset impairment and related closure costs of $28.3 million in fiscal 2010 related to certain markets in the New England region, as we determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, and we closed 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and 2 restaurants in our Portland market. The Providence and Hartford markets were among the most densely penetrated market areas in the U.S. by quick service restaurants, and while progress was achieved, we were ultimately not successful in expanding our customer base to the levels required for future profitability within a reasonable period of time. In fiscal 2011, we recorded an asset impairment charge, net of a recovery of previously accrued closure costs, of $0.4 million. Approximately $0.9 million related to our U.S. VIEs, whereas our U.S. segment included a net recovery of $0.5 million related to the reversal of previously accrued closure costs, net of an asset impairment charge. In total, these items represented $28.9 million of the increase in operating income for our U.S. segment year-over-year.

Adjusted operating income, which excludes the 2 above-noted items and the CEO Separation Agreement (see non-GAAP reconciliation table on page 59), increased by $48.5 million in fiscal 2011, or 9.4%. The underlying growth was driven primarily by our Canadian operating segment, with strong systemwide sales resulting from same-store sales growth at existing locations and incremental systemwide sales at new restaurants, both of which drove higher rents and royalties and distribution income. Our U.S. segment’s strong systemwide sales growth resulted in significant underlying operating income growth year-over-year. Absent the CEO Separation Agreement, corporate charges were lower and, coupled with improved VIE income (excluding the asset impairment charge), also contributed favourably to our growth.

Canada

In fiscal 2011, operating income for our Canadian segment was $607.7 million compared to $916.9 million in fiscal 2010. Excluding the above-noted items totaling $348.6 million, the underlying operating income of our Canadian segment increased $39.5 million, or 7.0%, from $560.0 million in fiscal 2010 to $599.5 million in fiscal 2011, primarily due to systemwide sales growth of 7.3%, driven by same-store sales growth of 4.0% and incremental sales from the net addition of 147 new restaurants during the year. Comparatively, systemwide sales growth was 7.9% in fiscal 2010 (52 week basis), including same-store sales growth of 4.9% and incremental sales from the net addition of 133 restaurants. Total restaurant transactions in fiscal 2011 continued to grow as a result of the net addition of new restaurants.

Same-store sales growth in fiscal 2011 was driven by an increase in average cheque, which benefited from both favourable product mix and pricing. Our product mix was favourably influenced by a strong promotional calendar, including new breakfast sandwich variations with Ham and BELT options, our new Beef Lasagna Casserole, as well as the introduction of our Specialty Bagels. We also launched 2 new drink categories with our popular Real Fruit Smoothies, and more recently, our Espresso-based specialty coffee products. Partially offsetting these growth factors was continued economic weakness and generally challenging macro operating conditions, which we believe were factors that led to slightly lower same-store transactions in 2 quarters of fiscal 2011.

We opened 175 restaurants in Canada, of which 9 were self-serve kiosks, and closed 28 restaurants, of which 2 were self-serve kiosks, in fiscal 2011. Comparatively, we opened 149 restaurants (including 20 self-serve kiosks) and closed 16 restaurants in fiscal 2010. Our new restaurant development was skewed more heavily toward the fourth quarter in each year.

Canadian systemwide sales growth drove higher rents and royalties income, as well as higher income from our distribution business. The distribution business also benefited from incremental income related to new products in our supply chain. Distribution is a critical element of our business model as it allows us to manage costs to our restaurant owners and service our restaurants efficiently and effectively while contributing to our profitability. Partially offsetting this growth in segment operating income were higher general and administrative expenses, due largely to additional headcount required to support the growth of our business as well as investments in our co-branding strategy. In addition, we incurred start-up and transition costs associated with the ramp up of our replacement distribution facility in Kingston, Ontario, which began in late July 2011 and is now capable of supplying refrigerated and frozen products, in addition to its previous dry products capabilities, to restaurant owners in eastern Ontario and Quebec. The Kingston facility was servicing approximately 530 restaurants by the end of fiscal 2011.

U.S.

In fiscal 2011, operating income from our U.S. segment was $15.1 million compared to an operating loss of $18.4 million. Excluding of the above-noted items totaling $28.9 million, the underlying operating income of our U.S. segment increased 46.7% to $14.6 million in fiscal 2011, from $9.9 million in fiscal 2010. We continued to make significant improvements in our U.S. segment profitability despite a persistently challenging macro-economic climate in many of our core markets in the U.S. Systemwide sales growth of 8.4% was driven by same-store sales growth of 6.3% and growth of 5.9% from the net addition of 70 full-serve restaurants to the system year-over-year, partially offset by the closure of restaurants in the New England region late in fiscal 2010.

Same-store sales growth in fiscal 2011 was driven primarily by an increase in average cheque, which benefited from pricing in the system and from a favourable product mix, and moderately higher transactions contributed to the growth as well. Our product mix was favourably influenced by a strong promotional calendar, including our new Panini Sandwiches launched late in fiscal 2011, and Specialty Bagels. In addition, we promoted our popular Real Fruit Smoothies, new Frozen Lemonade and, similar to Canada, we recently introduced our Espresso-based specialty coffee products. Moderately higher transactions during fiscal 2011 were supported by these new products and our enhanced menu, and by increased marketing and promotional efforts, which were designed to increase brand awareness, and guest traffic.

We opened 114 restaurants in the U.S., of which 72 were full-serve standard and non-standard restaurants, and closed 2 restaurants in fiscal 2011. Comparatively, we opened 96 restaurants (including 52 self-serve kiosks) and closed 57 restaurants in fiscal 2010, of which 52 were in the New England region and 2 to were in our Portland market. Similar to Canada, our new restaurant development in the U.S. was skewed more heavily toward the fourth quarter in each year. Although self-serve kiosks contribute minimally to systemwide sales and operating earnings, they are one of the ways we seed our brand and offer convenience to our guests in a capital efficient manner.

U.S. systemwide sales growth drove higher rents and royalties income, as well as higher income from our distribution business. Our distribution business also benefited from incremental income related to new products in our supply chain. The closure of certain underperforming restaurants, in fiscal 2010, contributed approximately $5.3 million to the improvement in the U.S. segment operating income due to lower relief and lower depreciation and support costs. Partially offsetting this growth was the reinvestment of approximately $4.0 million of our savings from these closed restaurants into our core U.S. growth markets in Northeast and Midwest U.S. in fiscal 2011 by increasing our advertising and marketing scale to expand awareness of our brand. We believe that this investment was one of the key drivers of our U.S. systemwide sales performance in fiscal 2011.

We are typically able to identify restaurant owners for new restaurants, but in certain developing markets, it may be more challenging; however, it has not historically been a major impediment to our growth. Despite the current economic climate and credit conditions, our restaurant owners continue to have access to lending programs with third-party lenders, although processing may take longer and costs may be higher, consistent with prevailing market conditions. We continue to experience a higher number of past-due notes under our franchise incentive program (“FIP”), with approximately 88% of the notes past due as of January 1, 2012. In many cases, we have also chosen to hold the note for a longer period of time than we have historically done to allow the restaurant more time to achieve certain profitability targets or to accommodate a restaurant owner seeking to obtain third-party financing. If a restaurant owner does not repay the note, we are able to take back ownership of the restaurant and equipment, based on the terms of the underlying franchise agreement, which collateralizes the note and, therefore, minimizes our credit risk. In fiscal 2011, we began entering into operator agreements more frequently than full franchise agreements when opening new restaurants, which are not eligible for a FIP. After these restaurant are established and reach certain profitability measures, we may sell the restaurant to the operator under a full franchise agreement with the restaurant owner’s financing provided by a third-party rather than through a FIP arrangement.

Variable interest entities

Our VIEs income before income tax pertains to the entities that, for accounting purposes, we are deemed to be the primary beneficiary. These entities included Maidstone Bakeries, until the date of the sale of our 50% joint-venture interest in October 2010, and certain non-owned restaurants. In fiscal 2011, the income attributable to VIEs was $3.5 million, compared to $26.5 million in fiscal 2010, of which Maidstone Bakeries represented $24.4 million. Operating income of $3.5 million from non-owned restaurants in fiscal 2011 was driven by Canada contributing $3.9 million and was partially offset by a loss of $0.4 million from the U.S. The U.S. loss was due to an asset impairment charge of $0.9 million related to the Portland market. In fiscal 2010, non-owned consolidated restaurants contributed $2.1 million of operating income, primarily from Canadian VIEs with $3.1 million, partially offset by a loss of $1.0 million from U.S. VIEs. The majority of the restaurants we closed in the New England region in the fourth quarter of fiscal 2010 were previously included within our U.S. non-owned consolidated restaurants. These restaurants were underperforming restaurants and thus negatively impacted the overall operating profit from VIEs within the U.S. in fiscal 2010. We consolidated 272 and 275 non-owned restaurants, on average, in fiscal 2011 and 2010, respectively. Approximately 61% of non-owned restaurants that we consolidated were U.S. non-owned consolidated restaurants (approximately 65% in fiscal 2010). These U.S. locations have historically had lower revenues and income than Canadian non-owned consolidated restaurants.

Corporate charges

Corporate charges include overhead costs that support all business segments, and the operating results associated with our international operations, which continue to be managed corporately. Corporate charges were $56.9 million in fiscal 2011 and $52.8 million in fiscal 2010. The primary factor contributing to higher Corporate charges year-over-year was the $6.3 million charge related to the CEO Separation Agreement, partially offset by lower professional fees due to spending on a number of corporate initiatives in fiscal 2010 that did not recur in fiscal 2011.

The Company has 261 branded, licensed locations in the Republic of Ireland and in the United Kingdom, which are primarily self-serve kiosks operating under the “Tim Hortons” brand (275 in fiscal 2010). These kiosks are operated by independent licensed retailers. The distribution of coffee and donuts through licensed locations with respect to these self-serve kiosks is not a material contributor to our net income and, therefore, is netted in Corporate charges.

We have a master license agreement with Apparel to develop up to 120 multi-format restaurants over a 5-year period in the GCC. Under this agreement, 5 full-serve, franchised restaurants were opened in the United Arab Emirates within the GCC during the second half of fiscal 2011. We are currently managing our international expansion corporately.

Our top priority continues to be growing our Canadian and U.S. businesses. Operating results from our Irish, United Kingdom and GCC international operations are currently not significant.

Fiscal 2010 compared to Fiscal 2009

Reportable segment operating income increased $351.7 million, or 64.3%, in fiscal 2010 to $898.5 million compared to $546.9 million in fiscal 2009, and, as a percentage of total revenues, was 35.4% and 22.4%, respectively. Our Canadian segment included a $361.1 million gain on the sale of our interest in Maidstone Bakeries, less $30.0 million allocated to our restaurant owners and $1.3 million of income relating to the amortization of our deferred gain in connection with our supply agreement with Maidstone Bakeries. Also included in our fiscal 2010 segment operating income are asset impairment and related closure costs of $28.3 million related to certain markets in the New England region that was recorded in our U.S. segment. Excluding the gain on sale and related impacts, allocation to restaurant owners and asset impairment and related closure costs, reportable segment operating income would have increased $47.6 million, or 8.7%. Fiscal 2010 had 52 weeks of operations whereas fiscal 2009 included a 53rd week of operations. The 53rd week reduced fiscal 2010 segment revenues and reportable segment operating income growth rates by approximately 1.8% and 1.3%, respectively.

Canada

Exclusive of the items described above, our Canadian segment operating income increased $42.5 million, or 7.8%, from $542.0 million in fiscal 2009 to $584.5 million in fiscal 2010, primarily due to systemwide sales increases and increased contribution from our distribution business. Canadian same-store sales growth was 4.9% in fiscal 2010, which includes some pricing benefits. In fiscal 2010, we opened 149 restaurants in Canada and closed 16, compared to opening 131 restaurants and closing 33 in fiscal 2009. Transaction growth continued to add to same-store sales growth, benefiting from menu initiatives, promotions, and operational initiatives such as our hospitality program. We also co-branded 78 locations in fiscal 2010 with Cold Stone Creamery, which contributed slightly to the segment’s same-store sales growth and contributed positively to our Canadian franchise fee income. The 53rd week reduced our fiscal 2010 operating income growth rate by approximately 1.4% in Canada.

Canadian systemwide sales growth drove higher rents and royalties income, as well as higher income from our distribution business. The distribution business also benefited from incremental income related to new products in our supply chain. Also contributing to our Canadian segment operating income growth was our new coffee roasting facility in Hamilton, Ontario, which began operations in the fourth quarter of fiscal 2009. Partially offsetting this growth in segment operating income were higher general and administrative expenses, due largely to additional headcount required to support the growth of our business as well as investments in our hospitality and co-branding strategies and lower franchise fee income primarily due to a shift in mix of restaurant type openings to a greater number of non-standard restaurants with lower franchise fees. Our Canadian segment operating income included 50% of operating income from our previously-held interest in Maidstone Bakeries. Due to the sale of our 50% interest in Maidstone Bakeries on October 29, 2010, the income in fiscal 2010 only included 10 months of operations, as compared to 12 months in fiscal 2009.

U.S.

In fiscal 2010, our U.S. segment had an operating loss of $18.4 million, compared to operating income of $4.8 million in fiscal 2009. The operating loss was entirely due to the asset impairment and closure costs recorded in the second half of fiscal 2010 relating to our underperforming restaurants in the New England region (described below). Excluding the asset impairment and related closure costs, we would have more than doubled our U.S. segment operating income from fiscal 2009 to $9.9 million in fiscal 2010. This was a considerable improvement over the prior year, due, in large part, to same-store sales growth of 3.9% amid a continued challenging macro-economic climate in many of our core markets in the U.S. The closure of the underperforming restaurants also contributed to the improvement in U.S. segment operating income as it resulted in higher rents and royalties (due primarily to lower relief). The 53rd week had a minimal impact on our fiscal 2010 operating income growth rate in the U.S.

During the third quarter of fiscal 2010, asset impairment and related closure cost charges of $28.3 million were recorded in our U.S. operating segment based on our decision to close 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and 2 restaurants in our Portland market. These charges were comprised of $18.4 million as an asset impairment charge and $9.9 million in restaurant closure costs representing primarily lease commitment obligations.

We also adapted our marketing and promotional activities to the challenging economic environment and related circumstances. Commencing in fiscal 2009, a number of our competitors also commenced and/or intensified discounting (heightened by the continuing economic challenges in North America) and “combo” or value-pricing practices, as well as free product promotions. This cross-over of brands and menu offerings, and increased competition on price and other factors, continued through fiscal 2010. In fiscal 2010, we continued to offer targeted value-priced food and beverage programs, in addition to the launch of new products at a variety of everyday value price points. In the U.S., we also introduced the use of coupons as a vehicle to attract new customers and introduce them to our brand and new product offerings.

During fiscal 2010, we opened 96 new restaurants, including 52 self-serve kiosks, and closed 39 restaurants and 18 self-serve kiosks in the U.S., as compared to opening 45 new restaurants and closing 2 restaurants, in fiscal 2009. The majority of the self-serve openings in fiscal 2010 were part of an expansion of our strategic alliance with Tops Friendly Markets® and are located in Tops stores in western and central New York, and northern Pennsylvania. Although self-serve kiosks contributed minimally to sales and operating earnings, they are one of the ways we seed our brand and offer convenience to our customers.

Variable interest entities

Our VIEs’ income before income tax pertains to the entities that we are required to consolidate in accordance with applicable accounting rules. These entities include Maidstone Bakeries, until the date of sale of our 50% joint-venture ownership interest, and certain non-owned restaurants. In fiscal 2010, our VIEs’ income before income tax was $26.5 million as compared to $27.8 million in fiscal 2009, of which $24.4 million and $26.2 million related to Maidstone Bakeries, respectively. The year-over-year decrease in income from Maidstone Bakeries is due to only 10 months of income consolidated in our fiscal 2010 results prior to selling our interest on October 29, 2010. We consolidated approximately 275 restaurants on average in fiscal 2010 and 2009, with a greater proportion representing U.S. non-owned consolidated restaurants as a result of the progression of U.S. restaurants to our operator model versus Company-operated restaurants and increased participation in our FIP.

Corporate charges

Corporate charges were $52.8 million in fiscal 2010 and $49.0 million in fiscal 2009. The $3.8 million increase primarily reflects higher salary and benefit costs, of which a significant portion related to increased stock-based compensation costs, reflecting a higher common share price year-over-year. In addition, higher professional fees were incurred relating to corporate initiatives including developing our international strategy. Partially offsetting these higher costs were the professional advisory and shareholder costs associated with our public company reorganization in fiscal 2009 that did not recur in fiscal 2010, which amounted to $7.3 million.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2011 and 2010. Financial definitions can be found immediately following “Liquidity and Capital Resources.”

	Fiscal 2011 Compared to Fiscal 2010				Change from Prior Year
	2011	% of Revenues	2010	% of Revenues	$	%
	($ in thousands)
Revenues
Sales	$2,012,170	70.5%	$1,755,244	69.2%	$256,926	14.6%
Franchise revenues:
Rents and royalties(1)	733,217	25.7%	687,039	27.1%	46,178	6.7%
Franchise fees	107,579	3.8%	94,212	3.7%	13,367	14.2%

	840,796	29.5%	781,251	30.8%	59,545	7.6%

Total revenues	2,852,966	100.0%	2,536,495	100.0%	316,471	12.5%

Costs and expenses
Cost of sales	1,774,107	62.2%	1,527,405	60.2%	246,702	16.2%
Operating expenses	259,098	9.1%	246,335	9.7%	12,763	5.2%
Franchise fee costs	104,884	3.7%	91,743	3.6%	13,141	14.3%
General and administrative expenses	161,444	5.7%	147,300	5.8%	14,144	9.6%
Equity (income)	(14,354)	(0.5)%	(14,649)	(0.6)%	295	(2.0)%
Asset impairment and closure costs, net	372	0.0%	28,298	1.1%	(27,926)	n/m
Other (income), net	(2,060)	(0.1)%	(1,100)	0.0%	(960)	n/m

Total costs and expenses, net	2,283,491	80.0%	2,025,332	79.8%	258,159	12.7%

Gain on sale of interest in Maidstone Bakeries	—	—%	361,075	(14.2)%	361,075	n/m

Operating income	569,475	20.0%	872,238	34.4%	(302,763)	(34.7)%
Interest (expense)	(30,000)	(1.1)%	(26,642)	(1.1)%	(3,358)	12.6%
Interest income	4,127	0.1%	2,462	0.1%	1,665	67.6%

Income before income taxes	543,602	19.1%	848,058	33.4%	(304,456)	(35.9)%
Income taxes	157,854	5.5%	200,940	7.9%	(43,086)	(21.4)%

Net income	385,748	13.5%	647,118	25.5%	(261,370)	(40.4)%
Net income attributable to noncontrolling interests	2,936	0.1%	23,159	0.9%	(20,223)	n/m

Net income attributable to Tim Hortons Inc.	$382,812	13.4%	$623,959	24.6%	$(241,147)	(38.6)%

n/m – The comparison is not meaningful.

(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales, and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than approximately 272 and 275 non-owned restaurants, on average, in fiscal 2011 and 2010 whose results of operations are consolidated with ours pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Fiscal Years
	2011	2010
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$5,564,263	$5,181,831
U.S. (in thousands of U.S. dollars)	$472,969	$439,227

Revenues

Our revenues include Sales, which is comprised of distribution sales, sales from Company-operated restaurants, sales from VIEs that we consolidated, for accounting purposes, as we are deemed to be the primary beneficiary, and Franchise revenues.

Sales

Sales for fiscal 2011 increased $256.9 million, or 14.6%, over fiscal 2010, to $2,012.2 million. The increase in sales was primarily driven from our distribution business, but was also favourably impacted by the $30 million allocation made to restaurant owners in fiscal 2010, which was recorded as a reduction of sales, and to a lesser extent, higher Company-operated restaurant sales. Partially offsetting these increases were lower sales from VIEs.

Distribution sales. Distribution sales increased $271.6 million, or 18.9%, from $1,434.1 million to $1,705.7 million in fiscal 2011. Systemwide sales growth increased distribution sales by approximately $151.4 million due to continued same-store sales growth and the higher number of system restaurants year-over-year, and new products managed through our supply chain, including additional output from Maidstone Bakeries. Favourable product mix and pricing represented approximately $94.1 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities reflective of the higher underlying costs. In addition, growth year-over-year benefited from a $30 million reduction in fiscal 2010 sales related to the restaurant owner allocation made in relation to the sale of Maidstone Bakeries.

Our distribution revenues continue to be subject to changes related to underlying costs of key commodities, such as coffee, wheat, sugar, and other product costs. Increases and decreases in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in spot market prices as we utilize fixed price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for 6 months of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, costs and margins, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter. In fiscal 2011, the loss of earnings associated with our 50% joint-venture interest in Maidstone Bakeries due to the sale, net of the amortization of the deferred gain in connection with our supply agreement, negatively impacted our margin percentage by approximately 170 basis points.

Company-operated restaurants sales. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Company-operated restaurant sales were $24.1 million in fiscal 2011, compared to $22.2 million in fiscal 2010. On average, we operated 18 Company-operated restaurants during fiscal 2011 compared to 20 during fiscal 2010. Restaurants with higher sales were the primary driver of sales growth year-over-year, partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally have lower average sales than Canadian Company-operated restaurants, and a lower number of restaurants on average during the year.

We ended fiscal 2011 with 10 Company-operated restaurants in Canada, and 8 in the U.S., representing in total approximately 0.4% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. As such, Company-operated revenue is also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales represent sales from the consolidation of certain non-owned restaurants of which we are deemed to be the primary beneficiary, and also included sales from the consolidation of our previously held 50% joint-venture interest in Maidstone Bakeries, which are not included in our fiscal 2011 results. Sales from VIEs were $282.4 million and $299.0 million in fiscal 2011 and 2010, respectively. The decline in sales of $16.6 million was primarily due to the disposition and deconsolidation of Maidstone Bakeries in October 2010. Maidstone Bakeries represented $43.6 million of the sales decline, which was partially offset in distribution sales in fiscal 2011. In addition, the number of non-owned restaurants consolidated, on average, in the U.S. last year included many of the underperforming New England region restaurants, which, as discussed within Segment Operating Income above, were closed in late fiscal 2010, resulting in fewer restaurants and lower sales being included in fiscal 2011. Partially offsetting these sales declines were an increase in the number of Canadian restaurants consolidated, and in restaurants with higher sales volumes, both of which contributed positively to sales.

During fiscal 2011, we consolidated approximately 272 non-owned restaurants (107 in Canada and 165 in the U.S.), on average, compared to 275 non-owned restaurants (95 in Canada and 180 in the U.S.), on average, during fiscal 2010.

Foreign exchange. Sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported sales by approximately 0.5% in fiscal 2011 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2011.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $46.2 million, or 6.7%, to $733.2 million in fiscal 2011, from $687.0 million in fiscal 2010. Systemwide sales growth was driven primarily by higher same-store sales and sales from new restaurants opened during the year, both of which resulted in higher royalty and rental revenues because both are typically based, in whole or part, on a percentage of restaurant sales.

Same-store sales growth during fiscal 2011 provided approximately $31.1 million of rents and royalties growth. The net addition of 215 new full-service restaurants in Canada and the U.S. year-over-year (and the net restaurants additions from fiscal 2010 which have not yet been open for more than 12 months) contributed approximately $26.0 million. Lower relief, primarily recognized in the U.S., mainly from the closure of underperforming restaurants in certain markets in the New England region in the fourth quarter of fiscal 2010, contributed much of the remaining growth. Partially offsetting these growth factors was a negative impact resulting from the consolidation of non-owned restaurant VIEs which, as noted above, had a higher weighting of Canadian VIEs in fiscal 2011. The consolidation of non-owned restaurants essentially replaces our rents and royalties with restaurant sales, which are included in VIE sales.

Franchise Fees. Franchise fees were $107.6 million in fiscal 2011, increasing $13.4 million over fiscal 2010. A higher number of standard and non-standard restaurant openings were the primary growth driver during fiscal 2011. In addition, a higher number of resales and replacements, and the recognition of fees associated with our master license agreement with Apparel related to our international expansion, also contributed to growth year-over-year. A “replacement” restaurant refers to a site change that results in a rebuild generally within a 1 kilometer radius and typically generates a new franchise fee. Partially offsetting these growth factors were fewer Cold Stone Creamery co-branded openings in Canada.

In fiscal 2011, we opened a total of 243 full-serve standard and non-standard restaurants, 70 more than fiscal 2010 openings of 173 full-serve standard and non-standard restaurants. Non-standard restaurants include full-serve kiosks and locations in gas and convenience locations, hospitals, grocery stores, universities, stadiums, arenas and office buildings. In addition, we opened 51 self-serve kiosks in fiscal 2011 compared to 72 self-serve kiosks in fiscal 2010. Self-serve kiosks do not represent a significant portion of franchise fees as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for purposes of reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties by approximately 0.3% in fiscal 2011 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2011. Franchise fee revenues are not earned evenly throughout the year, and for the U.S. business, depend largely on the revenue recognition criteria under the FIP, mentioned previously. As a result, franchise fee revenues for fiscal 2011 were 0.5% lower than the value that would have been reported had there not been a change in the foreign exchange rates in effect at the time these revenues were recognized.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,774.1 million in fiscal 2011, compared to $1,527.4 million in fiscal 2010, representing an increase of $246.7 million or 16.2%. Cost of sales growth was driven by higher distribution cost of sales, higher cost of sales from VIEs and, to a much lesser extent, higher Company-operated restaurants cost of sales.

Distribution cost of sales. Distribution cost of sales increased $223.3 million, or 17.4%, in fiscal 2011 as compared to fiscal 2010, driven mainly by systemwide sales growth and products for which we now manage the supply chain logistics, including additional output from Maidstone Bakeries, which, when combined, contributed approximately $136.1 million of the increase in cost of sales. Approximately $90.6 million of the distribution cost of sales increase related primarily to higher underlying commodity costs, specifically coffee, and product mix. We began start-up operations at our Kingston replacement distribution facility in late July 2011 and incurred certain start-up costs in the second half of fiscal 2011.

Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, sugar, and other product costs. Underlying product costs can also be impacted by currency fluctuations. Increases and decreases in product costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower costs of sales from our distribution business. These changes may also impact margins as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter and can create volatility when compared to the prior year (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Risks).

In connection with the sale of our interest in Maidstone Bakeries in October 2010, we deferred $41.2 million of the gain on the sale associated with the ongoing supply agreement. The supply agreement covers our obligation to purchase donuts and Timbits and extends to early 2016 and, at our option, these purchase rights can be extended to late 2017. The deferred gain related to the supply agreement is being amortized over the remaining term of the obligation to purchase (until early 2016). Approximately $8.3 million and $1.3 million was amortized and recognized as a reduction in distribution cost of sales in fiscal 2011 and fiscal 2010, respectively.

Company-operated restaurants cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. These costs increased by $2.2 million to $24.7 million in fiscal 2011, compared to $22.5 million in fiscal 2010. Cost of sales increased from restaurants with higher sales and consequently higher cost of sales. This increase was partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally have lower sales and, as a result, lower cost of sales than Canadian Company-operated restaurants. In addition, we operated 2 fewer Company-operated restaurants, on average, during the year.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $246.2 million and $225.0 million in fiscal 2011 and fiscal 2010, respectively. VIEs’ cost of sales represents cost of sales from the consolidation of certain non-owned restaurants of which we are deemed to be the primary beneficiary, and also included cost of sales from the consolidation of our previously-held joint-venture interest in Maidstone Bakeries, which was not included in fiscal 2011. Beginning in the second quarter of fiscal 2010, we began managing the supply chain logistics for a more significant proportion of output from Maidstone Bakeries, which is reflected as a higher distribution cost of sales in fiscal 2011, as noted above. The disposition and deconsolidation of Maidstone Bakeries in October 2010 resulted in higher overall cost of sales year-over-year, as we no longer benefited from the integration of this facility. During fiscal 2011, we consolidated approximately 272 non-owned restaurants, on average, compared to 275 non-owned restaurants, on average, during fiscal 2010. The decline in non-owned restaurants year-over-year was largely the result of the closure of underperforming New England restaurants in late fiscal 2010, many of which were consolidated as VIEs. Notwithstanding this decline, we had more restaurants consolidated in Canada as well as restaurants with higher sales volumes, and consequently higher cost of sales, both of which resulted in an increase in VIE cost of sales.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales by approximately 0.5% in fiscal 2011 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2011.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $12.8 million to $259.1 million in fiscal 2011. Rent expense increased by $7.9 million year-over-year, primarily due to 135 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Additionally, depreciation expense increased by $5.0 million, net of savings realized from the impairment and closure of certain restaurants in the New England region, as the total number of properties we either own or lease and then sublease to restaurant owners increased to 3,095 at the end of fiscal 2011, compared to 2,947 at the end of fiscal 2010.

Operating expenses from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting of our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported operating expenses by approximately 0.5% in fiscal 2011 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2011.

Franchise Fee Costs

Franchise fee costs include cost of equipment sold to restaurant owners as part of the commencement or renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening, and/or the introduction of our Cold Stone Creamery co-branding offering into existing locations.

Franchise fee costs in fiscal 2011 were $104.9 million, an increase of $13.1 million over fiscal 2010. Higher costs were driven primarily by a higher number of standard and non-standard restaurants, a higher number of resales and replacements, and higher support costs associated with establishing a restaurant owner’s business. Partially offsetting these higher costs were fewer Cold Stone Creamery co-branded openings in Canada, resulting in lower franchise fee costs.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. Franchise fee costs are not incurred evenly throughout the year and, for the U.S., depend largely on the revenue recognition criteria mentioned previously. Franchise fee costs for fiscal 2011 were 0.6% lower than the value that would have been reported had there not been a change in the foreign exchange rates in effect at the time these costs were recognized.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses increased $14.1 million to $161.4 million in fiscal 2011 from $147.3 million in fiscal 2010. A significant portion of this increase was related to the $6.3 million charge related to the CEO Separation Agreement. We made additional investments of approximately $6.1 million to support advertising and promotional activities, primarily for our U.S. markets ($4.0 million), for our Canadian Cold Stone Creamery co-branding initiative, and for our international expansion plans. In addition, we also incurred higher salaries and benefits in support of the growth in our business. Partially offsetting these higher costs were lower professional fees in fiscal 2011 compared to those incurred for corporate initiatives in fiscal 2010.

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

Our U.S. segment general and administrative expenses are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported general and administrative expenses by approximately 0.6% in fiscal 2011 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2011.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but do not control their activities and/or are not the primary beneficiary. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases the Canadian Tim Hortons/Wendy’s combination restaurants to restaurant owners or operators.

Equity income was approximately $14.4 million in fiscal 2011, compared to $14.6 million in fiscal 2010. Equity income from our TIMWEN Partnership is not expected to grow significantly as we are unlikely to add any new properties to this venture in the future.

Asset Impairment and Closure Costs, net

In fiscal 2011, we recorded a net asset impairment and closure cost charge of $0.4 million, consisting of an asset impairment charge of $1.9 million which reflected current real estate and equipment values in the Portland market, partially offset by approximately $1.5 million of accrued closure costs that were reversed into Operating income upon the substantial conclusion of closure activities in fiscal 2010 related to the New England markets. Approximately $0.9 million of this asset impairment charge was related to VIEs in the Portland market, with the remaining net recovery of $0.5 million related to our U.S. segment.

In fiscal 2010, asset impairment and related closure costs of $28.3 million were recorded in our U.S. operating segment related to our New England region as we determined that the future expected cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets. We closed 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and 2 restaurants in our Portland market. The Providence and Hartford markets were among the most densely penetrated market areas in U.S. by quick service restaurants, and we were not successful in expanding our customer base to the levels required for future profitability.

Other Income, net

Other income, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In fiscal 2011, other income, net, was $2.1 million versus $1.1 million in fiscal 2010. The $1.0 million increase was primarily the result of gains from additional properties sold in fiscal 2011 over those sold in fiscal 2010.

Interest Expense

Total interest expense, including interest on our Senior Notes (see “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $30.0 million in fiscal 2011 and $26.6 million in fiscal 2010, representing an increase of $3.4 million. An increase in capital leases was the primary reason for higher interest expense, contributing $2.3 million to the increase. In addition, our Senior Notes, which were issued in fiscal 2010, have a fixed interest rate over 7 years, which is higher than the historical interest rates on our long-term debt that was retired in fiscal 2010, which had a much higher variable component in its interest rate.

Interest Income

Interest income is comprised of interest earned from our cash and cash equivalents as well as imputed interest on our FIP and other notes receivable. Interest income was $4.1 million in fiscal 2011 and $2.5 million in fiscal 2010. The increase of $1.6 million was primarily a result of higher average interest rates in Canada in fiscal 2011 and interest earned from our FIP and other notes receivables.

Income Taxes

Total tax expense was $157.8 million in fiscal 2011 and $200.9 million in fiscal 2010. Our effective income tax rate in fiscal 2010, after adjusting for the sale of Maidstone Bakeries and the New England impairment charge and closure costs, was approximately 31.0%. Our fiscal 2011 effective tax rate of 29.0% was favourably impacted by the benefit associated with Canadian statutory rate reductions, partially offset by the negative impact of the jurisdictional shift in income.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA is currently conducting an examination of the 2005 and 2006 taxation years in respect of certain international issues related to transfer pricing. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for 2007 and subsequent taxation years. For U.S. federal tax purposes, the Company remains open to examination commencing with the 2008 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of 3 to 5 years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

We have recorded a valuation allowance on the net deferred tax assets in the U.S. The Company periodically assesses the realization of its net deferred tax assets based on current and historical operating results, as well as expectations of future operating results. A valuation allowance is recorded if the Company believes its net deferred tax assets will not be realized. The Company has weighed both positive and negative evidence in determining whether to continue to maintain a valuation allowance on its U.S. deferred tax assets. The Company’s determination to maintain the valuation allowance is based on what it believes may be the more likely than not result. The Company will continue to assess the realization of the valuation allowance and may consider the release of the valuation allowance in the future based on the weight of all evidence at that time.

The tax sharing agreement with Wendy’s, as amended on November 7, 2007 (the “Agreement”), set forth the principles and responsibilities of Wendy’s and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The Agreement is applicable for all taxation periods up to September 29, 2006. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the Agreement. For Competent Authority purposes only, 2 taxation years remain open to adjustment, which could also result in payments being made by one party to the other for the use of the other party’s tax attributes. Also, disagreements concerning the interpretation of the Agreement or use of tax attributes in open and/or closed years may occur, which, in accordance with the terms of the Agreement, could result in arbitration and the payment by one party to the other for the use of the other party’s tax attributes. No payments were made by either party to the other party under this Agreement during fiscal 2011.

Deferred taxes are not provided for temporary differences that represent the excess of the carrying amount for financial reporting purposes over the tax basis in foreign subsidiaries, where the differences are considered indefinitely reinvested. If management’s intentions with respect to these temporary differences were to change in the future, deferred taxes may need to be provided that could materially impact our financial results.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $20.2 million to $2.9 million in fiscal 2011, compared to $23.2 million in fiscal 2010. Net income attributable to noncontrolling interests relates to the consolidation of certain non-owned restaurants that we are deemed to be the primary beneficiary and also included the consolidation of our previously-held interest in Maidstone Bakeries. As a result of the sale of our 50% joint-venture interest in Maidstone Bakeries in October 2010, we no longer consolidate the operations and net income of Maidstone Bakeries ($21.3 million), which was the primary contributor to the decrease in net income attributable to noncontrolling interests in fiscal 2011. In addition, an asset impairment charge of $0.9 million related to the Portland market was recorded in fiscal 2011. We consolidated approximately 272 and 275 non-owned restaurants, on average, during fiscal 2011 and fiscal 2010, respectively.

Comprehensive Income

In fiscal 2011, comprehensive income attributable to Tim Hortons Inc. was $398.2 million, compared to $600.4 million in fiscal 2010, decreasing $202.2 million due primarily to lower Net income attributable to Tim Hortons Inc. of $241.1 million. Partially offsetting lower net income was translation adjustment changes year-over-year of $31.7 million. In fiscal 2011, we had a $9.6 million translation adjustment gain, in contrast to a $22.1 million translation adjustment loss in fiscal 2010. Translation adjustment gains/losses arose primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. When the U.S. dollar strengthens relative to the Canadian dollar, we incur a translation adjustment gain; conversely, when the U.S. dollar weakens relative to the Canadian dollar, we incur a translation adjustment loss. Additionally, in fiscal 2011, we had a $5.7 million gain related to cash flow hedges, net of taxes, compared to a loss of $1.5 million, net of taxes, in fiscal 2010.

The exchange rates were Cdn$1.0170, Cdn$0.9946, and Cdn$1.0510 for US$1.00 on January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

Fiscal 2010 Compared to Fiscal 2009

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2010 and 2009.

	Fiscal 2010 Compared to Fiscal 2009				Change from Prior Year
	2010	% of Revenues	2009	% of Revenues	$	%
	($ in thousands)
Revenues
Sales	$1,755,244	69.2%	$1,704,065	69.9%	$51,179	3.0%
Franchise revenues:
Rents and royalties(1)	687,039	27.1%	644,755	26.4%	42,284	6.6%
Franchise fees	94,212	3.7%	90,033	3.7%	4,179	4.6%

	781,251	30.8%	734,788	30.1%	46,463	6.3%

Total revenues	2,536,495	100.0%	2,438,853	100.0%	97,642	4.0%

Costs and expenses
Cost of sales	1,527,405	60.2%	1,464,844	60.1%	62,561	4.3%
Operating expenses	246,335	9.7%	236,784	9.7%	9,551	4.0%
Franchise fee costs	91,743	3.6%	86,903	3.6%	4,840	5.6%
General and administrative expenses	147,300	5.8%	141,739	5.8%	5,561	3.9%
Equity (income)	(14,649)	(0.6)%	(13,700)	(0.6)%	(949)	6.9%
Asset impairment and closure costs, net	28,298	1.1%	—	0.0%	28,298	n/m
Other (income), net	(1,100)	0.0%	(3,319)	(0.1)%	2,219	(66.9)%

Total costs and expenses, net	2,025,332	79.8%	1,913,251	78.4%	112,081	5.9%

Gain on sale of interest in Maidstone Bakeries	361,075	(14.2)%	—	0.0%	(361,075)	n/m

Operating income	872,238	34.4%	525,602	21.6%	346,636	66.0%
Interest (expense)	(26,642)	(1.1)%	(21,134)	(0.9)%	(5,508)	26.1%
Interest income	2,462	0.1%	1,950	0.1%	512	26.3%

Income before income taxes	848,058	33.4%	506,418	20.8%	341,640	67.5%
Income taxes	200,940	7.9%	186,606	7.7%	14,334	7.7%

Net income	647,118	25.5%	319,812	13.1%	327,306	102.3%
Net income attributable to noncontrolling interests	23,159	0.9%	23,445	1.0%	(286)	(1.2)%

Net income attributable to Tim Hortons Inc.	$623,959	24.6%	$296,367	12.2%	$327,592	110.5%

n/m	– The comparison is not meaningful.
(1)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales, and (ii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than approximately 275 non-owned restaurants, on average whose results of operations are consolidated with ours pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Fiscal Years
	2010	2009
Franchised restaurant sales:
Canada (in thousands of Canadian dollars)	$5,181,831	$4,880,934
U.S. (in thousands of U.S. dollars)	$439,227	$409,882

Revenues

Sales

Sales for fiscal 2010 increased $51.2 million, or 3.0%, over fiscal 2009, to $1,755.2 million. The increase in sales was primarily driven from our distribution business; however, partially offsetting the increase were lower sales from VIEs consolidated in accordance with applicable accounting rules and Company-operated restaurants. Also negatively impacting year-over-year sales growth was the $30.0 million allocation made to restaurant owners which has been recorded as a reduction of sales. Fiscal 2009 also had the benefit of an additional week of sales from the inclusion of a 53rd week of operations, which impacted sales growth in fiscal 2010 by approximately 1.7%.

Distribution sales. Distribution sales increased $138.4 million, or 10.7%, from $1,295.7 million to $1,434.1 million driven by continued systemwide sales growth and new products managed through our supply chain, product mix and higher commodity prices contributed to distribution sales growth. Systemwide sales growth increased distribution sales by approximately $169.5 million due to continued same-store sales growth and the higher number of system restaurants year-over-year, and new products managed through our supply chain, including additional output from Maidstone Bakeries. Product mix and pricing related primarily to higher prices for coffee and other commodities due to higher underlying costs also contributed to the sales increase. Distribution sales growth was negatively impacted by the $30.0 million allocation to restaurant owners made in relation to the sale of Maidstone Bakeries in the fourth quarter of fiscal 2010. Distribution sales growth was also negatively impacted by approximately 1.9% due to the inclusion of a 53rd week of operations in fiscal 2009, as well as fluctuations in foreign exchange rates.

Company-operated restaurants sales. Company-operated restaurants sales decreased from $24.2 million in fiscal 2009 to $22.2 million in fiscal 2010. We operated on average 20 restaurants in fiscal 2010 compared to 26 Company-operated restaurants in fiscal 2009, resulting in lower sales. We ended fiscal 2010 with 16 Company-operated restaurants in Canada, and 4 in the U.S., representing in total approximately 0.5% of total systemwide restaurants.

Variable interest entities’ sales. VIE sales include sales from the consolidation of our previously-held interest in Maidstone Bakeries and from the consolidation of certain non-owned restaurants in accordance with applicable accounting rules. VIE sales were $299.0 million and $384.2 million in fiscal 2010 and 2009, respectively. The decline is mainly due to a more significant proportion of output from Maidstone Bakeries being managed and billed through our supply chain. In addition, the sale and de-consolidation of Maidstone Bakeries in October 2010 resulted in only 10 months of sales in fiscal 2010 as compared to fiscal 2009, which had a full year of operations. The majority of non-owned restaurants that are consolidated operate either solely under an operator agreement or are franchised locations participating in our FIP. On average, we consolidated approximately 275 non-owned restaurants during fiscal 2010 and 2009. While the overall number of non-owned consolidated restaurants remained consistent, a greater proportion of U.S. non-owned restaurants were consolidated as a result of the progression of U.S. restaurants to the owner/operator model from Company-

operated restaurants (noted previously). These U.S. locations had lower sales and income than Canadian non-owned restaurants that were previously consolidated. Also contributing to the year-over-year sales decline is the impact of approximately 1.3% from the inclusion of a 53rd week of operations in fiscal 2009.

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

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties were $687.0 million in fiscal 2010, an increase of $42.3 million, or 6.6%, over fiscal 2009, ahead of fiscal 2010 systemwide sales growth of 5.3%, unadjusted for currency. Systemwide sales growth was driven by higher same-store sales and sales from new restaurants opened during the year, both of which resulted in higher royalty and rental revenues because both are typically based, in whole or part, on a percentage of restaurant sales.

Rents and royalty growth was driven by overall systemwide sales growth and lower relief, partially offset by unfavourable foreign exchange. Both Canada and the U.S. (excluding the effect of foreign exchange translation) contributed to our growth in rents and royalties revenues largely in proportion to their overall share of systemwide sales. Continued same-store sales growth provided $19.6 million to our rents and royalties growth, while the addition of 174 new full-serve restaurants in the system (and fiscal 2009 restaurants which have not yet been open for 13 or more months) year-over-year contributed approximately $22.7 million. Relief, which was primarily all within our U.S. operations, was lower in fiscal 2010 on a year-to-date basis as compared to fiscal 2009, partially due to foreign exchange and lower relief provided, due mainly from 1 less week of operations in fiscal 2010 and, to a lesser extent, from the closure of restaurants in the New England region. Rents and royalties growth was negatively impacted by approximately 1.8% due to an additional week of sales from the inclusion of a 53rd week in fiscal 2009 which we did not benefit from in fiscal 2010.

Franchise Fees. Franchise fees were $94.2 million during fiscal 2010 compared to $90.0 million in fiscal 2009. The increase in franchise fees year-over-year was primarily the result of adding 102 co-branded Cold Stone Creamery locations either within existing or new Tim Hortons locations, mainly in Canada. Partially offsetting this increase were lower franchise fee revenues recognized under our FIP, and a change in restaurant mix to a higher number of non-standard locations.

In fiscal 2010, we opened a total of 173 standard and non-standard restaurants, excluding self-serve kiosks, consistent with 173 standard and non-standard restaurants openings in fiscal 2009. In addition, we opened 72 self-serve kiosks in fiscal 2010 compared to 3 self-serve kiosks in fiscal 2009. While self-serve kiosks represented a disproportionate amount of overall unit growth in fiscal 2010, they did not represent a significant portion of franchise fees as the franchise fees related to these units were significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required. Additionally, we had fewer resales and replacements in fiscal 2010, resulting in lower revenues.

Foreign exchange. Franchise revenues from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for purposes of reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported rents and royalties by approximately 0.7% in fiscal 2010 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2010. Franchise fee revenues are not earned evenly throughout the year. As a result, franchise fee revenues for fiscal 2010 were 0.5% lower than the value that would have been reported had there not been a change in the foreign exchange rates in effect at the time these revenues were recognized.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,527.4 million in fiscal 2010, compared to $1,464.8 million in fiscal 2009, representing an increase of $62.6 million or 4.3%. Cost of sales growth was driven by higher distribution cost of sales, but was partially offset by lower cost of sales from certain consolidated VIEs and lower Company-operated restaurant cost of sales. The increase in cost of sales in fiscal 2010 was also reduced in comparative growth terms by approximately 1.8% due to the extra week of operations in fiscal 2009.

Distribution cost of sales. Cost of sales from our distribution business was $148.8 million, or 13.2% higher year-over-year. Higher costs were primarily associated with systemwide sales growth and products for which we now manage the supply chain logistics, including additional output from Maidstone Bakeries, which, when combined, contributed approximately $157.6 million of the increase in cost of sales. In addition, changes in product mix and higher product costs represented $17.9 million of the increase. The increase in distribution cost of sales in fiscal 2010 was reduced by approximately 2.0% due to the inclusion of a 53rd week in operations in fiscal 2009, as well as fluctuations in foreign exchange rates.

In connection with the sale of our interest in Maidstone Bakeries, we deferred $41.2 million of the gain on the sale associated with the ongoing supply agreement. The supply agreement covers our obligation to purchase donuts and Timbits and extends to early 2016 and, at our option, our purchase rights can be extended to late 2017. The fair value liability of the supply agreement that was deferred is being amortized over the remaining term of the obligation to purchase (until early 2016). Approximately $1.3 million was amortized and recognized as a reduction in distribution cost of sales in fiscal 2010.

Company-operated restaurants cost of sales. Cost of sales associated with Company-operated restaurants decreased by $5.0 million in fiscal 2010 from $27.5 million in fiscal 2009 to $22.5 million as a result of 6 fewer Company-operated restaurants, on average, during the year.

Variable interest entities’ cost of sales. Cost of sales during fiscal 2010 compared to fiscal 2009 declined $81.2 million year-over-year primarily due to a more significant proportion of our output from Maidstone Bakeries being managed and billed through our supply chain. The offset to this decline is reflected in our distribution cost of sales, as described above. In addition, the sale and de-consolidation of Maidstone Bakeries in the latter half of fiscal 2010 further reduced cost of sales year-over-year. We also experienced a change in mix of non-owned restaurants, which for fiscal 2010 continued to include a greater proportion of U.S. restaurants, which contribute less to VIEs’ cost of sales and income than previously-consolidated Canadian non-owned restaurants. On average, we consolidated approximately 275 non-owned restaurants under applicable accounting standards during fiscal 2010 and 2009. Also contributing to the decline is approximately 1.3% of higher cost of sales due to the inclusion of a 53rd week in fiscal 2009.

Foreign exchange. Cost of sales from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. The strengthening of the Canadian dollar relative to the U.S. dollar decreased the value of reported cost of sales by approximately 1.3% in fiscal 2010 compared to the value that would have been reported had there been no exchange rate movement during fiscal 2010.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation and property costs, increased $9.6 million, or 4.0%, in fiscal 2010 as compared to fiscal 2009. Operating expenses growth was driven by higher rent expense, primarily as a result of 91 additional properties that were leased and then subleased to restaurant owners and higher percentage rent on certain properties resulting from increased restaurant sales. Depreciation expense was also higher as the total number of properties we either owned or leased and then subleased to restaurant owners increased to 2,947 in fiscal 2010 from 2,849 in fiscal 2009. The 53rd week of operations in fiscal 2009 lowered operating expense growth by approximately 2.0%.

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

Franchise Fee Costs

Franchise fee costs increased $4.8 million in fiscal 2010 to $91.7 million from $86.9 million in fiscal 2009. These higher costs were due to the addition of 102 Cold Stone Creamery co-branded locations (78 in Canada and 24 in U.S.), higher support costs and expenses associated with establishing a restaurant owner’s business, and amortization expense related to the intangible asset associated with our exclusive development rights for Cold Stone Creamery in Canada. Partially offsetting these higher costs were a lower number of U.S. franchise sales recognized under the FIP and, therefore, lower franchise fee costs and expenses recognized.

Franchise fee costs from our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for reporting our consolidated results. Franchise fee costs are not incurred evenly throughout the year. Franchise fee costs for fiscal 2010 were 0.8% lower than the value that would have been reported had there not been a change in the foreign exchange rates in effect at the time these costs were recognized.

General and Administrative Expenses

General and administrative expenses increased $5.6 million, or 3.9%, to $147.3 million in fiscal 2010 from $141.7 million in fiscal 2009. General and administrative expenses for fiscal 2010 included $4.5 million related to various professional advisory and project-related fees incurred to support our long-term international and other strategic planning, hospitality and co-branding initiatives, as well as fees associated with the sale of Maidstone Bakeries. In addition, we incurred higher salary and benefits to support the growth of our business, increased spending related to promotional activities, higher shareholder communication costs and higher depreciation. Stock-based compensation increased salary and benefits by $2.0 million, which was directly attributable to the increase in our share price in fiscal 2010.

The increase in general and administrative expenses in fiscal 2010 more than offset the $7.3 million related to professional advisory fees, shareholder-related transaction costs, and filing fees associated with our reorganization as a Canadian public company in fiscal 2009, which did not recur in fiscal 2010. The additional week of operations in fiscal 2009 impacted, and partially offset, the year-over-year increase in general and administrative expenses by approximately 1.7%.

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

Asset Impairment and Related Closure Costs

Asset impairment and related closure cost charges of $28.3 million were recorded in our U.S. operating segment in the latter half of fiscal 2010 based on our decision to close 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and 2 restaurants in our Portland market.

Other Income, net

In fiscal 2010, other income, net, was $1.1 million versus $3.3 million in fiscal 2009. The $2.2 million decrease was primarily the result of a $2.4 million gain on the sale of a property in fiscal 2009 which did not recur in fiscal 2010.

Interest Expense

Total interest expense, including interest on our Senior Notes (see “Liquidity and Capital Resources—Overview”) and our credit facilities and capital leases, was $26.6 million in fiscal 2010 and $21.1 million in fiscal 2009, representing an increase of $5.5 million. Higher interest expense is primarily related to a higher weighted-average interest rate on our long-term debt, and includes $1.6 million in settlement losses that arose from the early termination and settlement of $130 million of interest rate swaps in fiscal 2010. These settlements resulted from our prepayment of our $300 million term loan which would have matured on February 2011. In addition, interest from additional capital leases contributed $1.1 million to higher interest expense.

Our Senior Notes have a fixed interest rate over 7 years, whereas our long-term debt that was retired had a higher variable component, which resulted in lower rates historically.

Interest Income

Interest income was $2.5 million in fiscal 2010 and $2.0 million in fiscal 2009. The increase of $0.5 million was a result of higher interest rates in Canada and higher cash balances due to proceeds received from the sale of Maidstone Bakeries, partially offset by a reduction in interest earned from our FIP and other programs.

Income Taxes

Total tax expense was $200.9 million in fiscal 2010 and $186.6 million in fiscal 2009. Our effective income tax rate in fiscal 2010 was 23.7% compared to 36.8% in fiscal 2009. Our fiscal 2010 effective tax rate was impacted positively by approximately 8.0% resulting from the favourable tax treatment of the sale of our interest in Maidstone Bakeries, offset by the negative impact of approximately 1.0% resulting from the U.S. impairment charge and related restaurant closure costs. The tax consequences of the Maidstone Bakeries divestiture resulted in the utilization of approximately $43 million of foreign tax credits which were entirely offset by a valuation allowance. Given the nature of the Maidstone Bakeries divestiture, we maintained a full valuation allowance on remaining deferred tax assets in the U.S. The fiscal 2009 effective tax rates were negatively impacted primarily by a tax charge resulting from our reorganization of the Company as a Canadian public company.

Deferred taxes are not provided for the excess of the amount for financial reporting purposes over the tax basis in foreign subsidiaries that are essentially permanent in duration.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests related to the minority interests arising from certain non-owned restaurants we consolidate in accordance with applicable accounting rules and to the consolidation of our previously-held interest in Maidstone Bakeries. We consolidated on average 275 restaurants in accordance with applicable accounting rules during fiscal 2010 and fiscal 2009 and consolidated Maidstone Bakeries until October 29, 2010.

Comprehensive Income

In fiscal 2010, comprehensive income attributable to Tim Hortons Inc. was $600.4 million compared to $231.7 million in fiscal 2009. Net income increased $327.3 million in fiscal 2010 from fiscal 2009, as discussed above. Other comprehensive income (loss) included a translation adjustment loss of $22.1 million in fiscal 2010, as compared to a translation adjustment loss of $62.3 million in fiscal 2009. Translation adjustment losses and gains arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. The remainder of the year-over-year change in other comprehensive income (loss) is attributable to losses of $1.5 million and $2.4 million related to cash flow hedges, net of taxes in fiscal 2010 and 2009, respectively.

The exchange rates were Cdn$0.9946, Cdn$1.0510, and Cdn$1.2092 for US$1.00 on January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

XBRL Filing

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents are “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore, our XBRL tagged financial statements and footnotes should be read in conjunction with our Condensed Consolidated Financial Statements contained within this Form 10-K.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our $250 million revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, if needed. In 2012, we may occasionally use our Revolving Bank Facility as a short term source of cash due to the timing of expenditures being made in advance of cash generated from Canadian operations. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through 2012.

In fiscal 2011, we generated $391.5 million of cash from operations, as compared to cash generated from operations of $525.5 million in fiscal 2010, for a net decrease of $134.1 million (see “Comparative Cash Flows” below for a description of sources and uses of cash in fiscal 2011). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

In fiscal 2010, we had an unsecured 5-year Senior Bank Facility with a syndicate of Canadian and U.S. financial institutions that included a revolving facility of $200 million and US$100 million (“Revolvers”) along with a $300 million (at inception) term loan (“Term Debt”), all of which were due to mature on February 28, 2011.

In fiscal 2010, we repaid $300 million of Term Debt, prior to maturity and without penalty. This prepayment was made primarily with net proceeds from the issuance of $300 million of Senior Notes. In addition, in the fourth quarter of fiscal 2010, we terminated our Senior Bank Facility, and entered into a new $250 million unsecured revolving credit facility that matures on December 15, 2014. Subsequent to the end of fiscal 2011, we amended our Revolving Bank Facility on January 26, 2012 to take advantage of reduced pricing and extend the term of the facility to January 26, 2017 (see “Credit Facilities” below).

The Senior Notes were offered on a private placement basis in Canada with a term of 7 years, maturing June 1, 2017. In the second quarter of fiscal 2010, we issued $200 million of Senior Notes for net proceeds of the same. In the fourth quarter of fiscal 2010, we reopened the Senior Notes and issued an additional $100 million for net proceeds of $102.3 million, which included a premium of $2.3 million. The premium, along with the loss on the interest rate forwards of $4.9 million (see below) and financing fees of approximately $1.8 million, were deferred and are being amortized to interest expense over the term of the Senior Notes. The effective yield including all fees, premium and the impact of the interest rate forwards loss is 4.45%.

The Senior Notes bear a fixed interest coupon rate of 4.20% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the Trust Indenture, and, with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the Revolving Bank Facility (see below), except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower and statutory preferred exceptions. The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For as long as the Borrower’s and TDL’s third-party revenues represent at least 75% of the consolidated revenues of the Company, as tested quarterly on a rolling twelve-month basis, TDL will remain the sole guarantor. To the extent combined third-party revenues of these 2 entities is less than 75% of consolidated revenues, additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. In each case, the Borrower’s subsidiary with the highest gross revenue must be one of the guarantors. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting our ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements).

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

In March 2010, we entered into interest rate forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes. These interest rate forwards were settled in June 2010, resulting in a loss of $4.9 million of which $3.8 million remains in Accumulated Other comprehensive loss on the Consolidated Balance Sheet. This loss is being recognized in interest expense over the 7-year term of the Senior Notes, as noted above.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At January 1, 2012, we had approximately $447.3 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program. Given the ongoing credit concerns in financial markets, we continue to be more focused on capital preservation than yield when investing cash. We invest primarily in short-term money market instruments of several Canadian financial institutions, thereby minimizing both the liquidity risk and counterparty risk associated with our cash and cash equivalents.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant; however, currently our needs have increased due to higher green coffee inventory levels and elevated levels of finished goods in support of our specialty coffee promotion in early 2012. We do not anticipate our finished goods or green coffee inventory volumes to remain at current levels for an extended period of time, although green coffee inventory values can fluctuate with changes in commodity costs.

In each of the last 5 fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our “More than a Great Brand” strategic plan outlined key aspects of our business that we intend to focus on until the end of 2013. Leveraging significant levels of vertical integration and continuing to explore additional systemwide benefits through vertical integration was one of the key initiatives outlined in the strategic plan. Consistent with that plan, we have completed construction of a replacement distribution centre in Kingston, Ontario, which is capable of providing one-stop service to our restaurant owners in eastern Ontario and Quebec by adding warehouse capacity and distribution capability for frozen and refrigerated products in addition to dry goods. We began start-up operations at this facility in late July 2011 and incurred certain start-up costs in the second half of fiscal 2011. We were servicing approximately 530 restaurants by the end of fiscal 2011. As with other vertical integration initiatives, we expect this new facility will deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing a reasonable financial return for the Company. We continue to believe that distribution is a critical element of our business model as it allows us to manage costs to our restaurants owners and service our restaurants efficiently and effectively while contributing to our overall profitability.

Our capital spending in 2012 is expected to be higher than in previous years as we will be executing a number of operational initiatives along with our restaurant owners and may continue at these higher levels in the future. In addition to restaurant development in both Canada and the U.S., our increased spending also includes our share of investments to increase restaurant capacity in Canada including initiatives such as selectively implementing drive-thru order station relocations, double-order stations and, double-lane drive-thrus. Our increased capital expenditures also reflect investments to accelerate renovations in Canada, which will feature more contemporary design elements similar to our new restaurant development locations. We will also continue with the installation of digital menu boards, along with new drive-thru rotating menu boards, that began late in fiscal 2011 to enhance our overall guest experience at our Canadian restaurants. This menu board capital initiative will be funded directly by our Canadian advertising fund, which we expect to be financed primarily with third-party borrowings, secured by the advertising fund’s assets.

In fiscal 2011, we continued to repurchase shares under our previously announced share repurchase program, which authorized the Company to repurchase up to $445 million of common shares, not to exceed the regulatory maximum of 14,881,870 shares, which was equivalent to 10% of the “public float” of the Company (as defined in Section 628 of the TSX Company Manual) at the time of regulatory approval on February 17, 2011. The 2011 program, which received Toronto Stock Exchange (“TSX”) approval on February 23, 2011 under TSX normal course issuer bid rules, commenced on March 3, 2011 and is due to terminate on March 2, 2012, or earlier if the $445 million or 10% share maximum is reached. The first purchases were made under the 2011 program on March 3, 2011, and the aggregate dollar value of shares that we currently expect to purchase under the 2011 program is approximately $435 million. The 2011 Program was funded from cash flow generation and cash-on-hand and, in addition, up to $245 million from the remaining undistributed net proceeds from the Maidstone Bakeries sale in October 2010.

Under the 2011 program, shares were repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations. In fiscal 2011, we spent approximately $572.5 million to purchase and cancel approximately 12.8 million shares under our share repurchase programs at an average cost of $44.55 per share.

On February 22, 2012, our Board of Directors approved and we obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2012 Program”) for up to $200 million in common shares, not to exceed the regulatory maximum of 13,668,332 shares, representing 10% of our public float as of February 20, 2012, as defined under the TSX rules. Subject to the negotiation and execution of a broker agreement, our common shares will be purchased under the 2012 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2012 Program will expire on March 4, 2013, or earlier if the $200 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2012 Program.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 157,814,980 common shares outstanding at January 1, 2012. As at this same date, we had issued options to acquire 1,182,083 of our common shares to officers of the Corporation pursuant to our 2006 Stock Incentive Plan, of which 408,208 were exercisable.

Our Board of Directors approved a 30.8% increase in the quarterly dividend to $0.17 per common share in February 2011. In fiscal 2011, we paid four quarterly dividends of $0.17 per common share, totaling approximately $110.2 million at this new rate. In fiscal 2010, we paid four quarterly dividends of $0.13 per share, totaling approximately $90.3 million.

Our long-term, targeted dividend payout range is 30%-35% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain discrete items, such as gains on divestitures, tax impacts and asset impairments, that affect our annual net income attributable to Tim Hortons Inc.

In February 2012, our Board of Directors approved an increase in the dividend from $0.17 to $0.21 per common share paid quarterly, representing an increase of 23.5%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared the first quarterly dividend at the increased rate of $0.21 per share, payable on March 20, 2012 to shareholders of record as of March 5, 2012. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

We have historically paid for all dividends primarily from cash generated from our operations, and we expect to continue to do so in 2012.

Credit Facilities

We have an unsecured Revolving Bank Facility, which commenced in the fourth quarter of fiscal 2010, replacing our prior Senior Bank Facility. The Revolving Bank Facility was set to mature on December 15, 2014, however subsequent to the end of fiscal 2011 we amended the facility on January 26th, 2012 to take advantage of reduced commitment fees (0.20%) and applicable margins, and extend the term to January 26th, 2017. The facility is now supported by a syndicate of 7 financial institutions, of which Canadian financial institutions hold approximately 64% of the total funding commitment. We use the borrowings under the Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives.

The Revolving Bank Facility has the same guarantee structure as the Senior Notes and may be drawn by the Borrower or TDL, and as such, has a Tim Hortons Inc. guarantee that cannot be released. The Revolving Bank Facility is for $250.0 million (which includes $25.0 million overdraft availability and $25.0 million letter of credit facility). The Revolving Bank Facility is undrawn, except for approximately $7.1 million (fiscal 2010: $9.6 million) to support standby letters of credit. We also incur commitment fees, whether the facility is used or unused. Under the Revolvers, the commitment fees varied according to the our leverage ratio, whereas under the Revolving Bank Facility the commitment fees vary according to our credit rating on our Senior Notes and, as at both January 1, 2012 and January 2, 2011, equaled 0.38% of the Facility amount.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR base rate or prime rate loans plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, requires the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and, a minimum fixed charge coverage ratio. We were in compliance with these covenants as at January 1, 2012.

The consolidated maximum debt coverage ratio is computed as consolidated total debt divided by net income (excluding net income of VIEs) and before interest expense, taxes, depreciation and amortization, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes (without duplication) all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities (excluding those scheduled in the Revolving Bank Facility).

The minimum fixed charge coverage is computed as net income (excluding net income of VIEs) and before interest expense, taxes, depreciation and amortization, rent expense, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges include interest and rent expense.

The following table outlines the level of our covenant compliance for fiscal 2011 under the Revolving Bank Facility:

	Actual	Required(1)
Consolidated total debt to EBITDA	0.69	<3.00
Minimum fixed charge	4.30	>2.00

(1)	Consolidated total debt to EBITDA cannot exceed 3.00. Minimum fixed charge cannot be less than 2.00.

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

On September 8, 2011, the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) entered into a $95.8 million revolving credit facility to be used to finance the acquisition and installation of LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants. At the end of fiscal 2011, approximately $9.9 million of this facility had been drawn upon. The facility is not guaranteed by Tim Hortons Inc. or any of its subsidiaries and is secured by the Ad Fund’s assets. The loan facility matures December 31, 2012, at which point, the Ad Fund currently intends to refinance this facility.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in fiscal 2011 was $391.5 million compared to $525.5 million in fiscal 2010, representing a decrease of $134.1 million. Strong earnings during both fiscal 2011 and fiscal 2010 were the primary drivers of operating cash flows. The decrease year-over-year was primarily driven by working capital movements, mainly attributable to the timing of accounts receivable, accounts payable and accrued liabilities, and taxes. We had a number of significant payments earlier in fiscal 2011 from accounts payables and accrued liabilities with the distribution of the majority of our $30 million allocation to restaurant owners related to the sale of Maidstone Bakeries, Tim Card redemptions that were not offset by a reduction in restricted cash and cash equivalents as $38.0 million of restricted investments matured and are reflected in investing activities below. We also had fiscal 2010 tax payments, including cash taxes of approximately $45.0 million related to the sale of our joint-venture interest in Maidstone Bakeries, which were remitted in early fiscal 2011. We do not expect working capital changes to be of such significance in future years as those changes experienced in fiscal 2011 and fiscal 2010 were generally specific to the sale of Maidstone Bakeries.

Investing Activities. Net cash used in investing activities was $152.7 million in fiscal 2011 compared to $296.0 million provided from investing activities in fiscal 2010, representing a decrease of $448.7 million. The decrease year-over-year was due primarily to the gross proceeds received from the sale of our interest in Maidstone Bakeries of $475.0 million, offset by $30.4 million of cash and cash equivalents held by Maidstone Bakeries and deconsolidated at the time of sale.

Capital expenditures were $181.3 million in fiscal 2011 compared to $132.9 million in fiscal 2010. Increased capital spending year-over-year related primarily to our increased development of standard and non-standard restaurants and spending related to our new replacement distribution facility in Kingston, which added frozen and refrigerated distribution capabilities in addition to existing dry goods capabilities.

Additionally, we received $38.0 million in proceeds from the sale of restricted investments, while other investing activities required $9.5 million in fiscal 2011. Comparatively, $17.6 million was required for a net purchase of restricted investments, while $1.9 million was provided from other investing activities in fiscal 2010.

Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures for fiscal 2011, 2010, and 2009 is as follows:

	Fiscal Years
	2011	2010	2009
	($ in millions)
Capital expenditures
New restaurants	$84.3	$67.0	$66.8
Existing restaurants(1)	50.0	38.9	40.4
Replacement distribution facility	24.4	10.3	—
Ad Fund(2)	4.4	—	—
New coffee roasting facility	—	1.3	28.1
Other capital needs(2)	18.2	15.4	25.2

Total capital expenditures	$181.3	$132.9	$160.5

(1)	Capital expenditures for existing restaurants relate primarily to renovations and restaurant replacements.
(2)	Capital expenditures relate to the acquisition and installation of additional digital menu boards in Canadian restaurants which is being funded by our Canadian advertising fund.
(3)	Other capital needs typically represent other equipment purchases required for ongoing business needs and software implementations.

Capital expenditures in fiscal 2011 were primarily for new restaurant development and remodeling (mentioned above), as well as spending on our replacement distribution facility in Kingston, Ontario and other capital needs. In addition, capital expenditures in fiscal 2009 included expenditures related to the completion of our new coffee roasting facility in Hamilton, Ontario. Capital expenditures for new restaurants by operating segment were as follows:

	Fiscal Years
	2011	2010	2009
	($ in millions)
Canada	$53.6	$45.9	$48.1
U.S.	30.7	21.1	18.7

Total	$84.3	$67.0	$66.8

We expect fiscal 2012 capital expenditures to be between $220 million and $260 million for new restaurant development, remodeling, drive-thru enhancements, technology initiatives and other capital needs. We anticipate these and future capital needs related to our normal business activities will be funded through ongoing operations.

In addition, we will also continue with the installation of digital menu boards, along with new drive-thru rotating menu boards, that began late in fiscal 2011 to enhance our overall guest experience in our Canadian restaurants. The Ad Fund will invest up to $100 million on this initiative, which we expect will be funded with primarily third-party financing, and will be secured by the Ad Fund’s assets.

Financing Activities. Financing activities used cash of $687.8 million in in fiscal 2011 compared to $365.6 million in fiscal 2010. We purchased and cancelled $572.5 million of common shares and paid dividends of $110.2 million in fiscal 2011 compared to $242.6 million and $90.3 million, respectively, in fiscal 2010. Our increased spending for financing activities is a direct result of additional share repurchases we made as we deployed the net proceeds received in October 2010 from the sale of our interest in Maidstone Bakeries. Our 2011 Program of up to $445 million, of which approximately $36 million was still available to be purchased as at

January 1, 2012, has been funded to-date from operating cash flows, cash-on-hand, and the net proceeds from the Maidstone Bakeries sale in October 2010, which have been fully deployed. We currently expect to repurchase approximately $26 million in fiscal 2012 under the 2011 Program prior to its termination on March 2, 2012.

In addition, we repaid $300 million of Term Debt, prior to maturity and without penalty in fiscal 2010. This prepayment was made primarily with net proceeds from the issuance of $300 million of Senior Notes.

Contractual Obligations

Our significant contractual obligations and commitments as of January 1, 2012 are shown in the following table. Purchase obligations primarily include commitments for purchases for certain food ingredients and advertising expenditures.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total	Liability recorded on Balance Sheet	Future Commitment not Recorded on Balance Sheet
			($ in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities	$30,683	$40,899	$41,932	$397,633	$511,147	$362,963	$148,184
Capital leases	16,307	33,140	28,626	108,924	186,997	103,092	83,905
Operating leases	77,211	154,299	133,697	517,879	883,086	—	883,086
Purchase obligations	428,456	10,370	735	—	439,561	—	439,561

Total contractual obligations	$552,657	$238,708	$204,990	$1,024,436	$2,020,791	$466,055	$1,554,736

The above table does not reflect uncertain tax position liabilities of $38.1 million (including related interest) as the Company is unable to make a reasonable reliable estimate when possible cash settlements with a taxing authority would occur (refer to Note 7 to the Consolidated Financial Statements).

We purchase certain products in the normal course of business, the prices of which are affected by commodity prices. Included in the purchase obligations outlined above are commitments relating to the following commodities: green coffee, sugar, palm/soybean oil and wheat. Some of these purchase commitments are made on behalf of third-party suppliers, including Maidstone Bakeries. We generally purchase 6 to 12 months forward in these commodities, but in periods of rising prices, we may extend these purchase commitments for longer periods. We employ various purchasing and pricing contract techniques in an effort to minimize volatility, including setting fixed prices with suppliers, setting in advance the price for products to be delivered in the future, and unit pricing based on an average of commodity prices over the corresponding period of time. In general, we do not have contracts with our suppliers of commodities that extend greater than twelve months. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of January 1, 2012 and January 2, 2011 as that term is described by the SEC.

Financial Definitions

Sales

Primarily includes sales of products, supplies and restaurant equipment (except for initial equipment packages sold to restaurant owners as part of the establishment of their restaurant’s business—see “Franchise Fees”) that are shipped directly from our warehouses or by third-party distributors to the restaurants or retailers for which we manage the supply chain logistics, which we include in distribution sales. Sales also include sales from Company-operated restaurants, sales from certain non-owned restaurants that are consolidated as VIEs and sales from our previously held Maidstone Bakeries joint venture, which we consolidated as a VIE prior to the sale of our interest.

Rents and Royalties

Includes royalties and rental revenues paid to us by restaurant owners, net of relief.

Franchise Fees

Includes the revenue from initial equipment packages, as well as fees for various costs and expenses related to establishing a restaurant owner’s business. Franchisee fees for U.S. restaurant owners that had participated in our FIP are subject to certain revenue recognition criteria. Also included are revenues related to master license agreements.

Cost of Sales

Includes costs associated with our distribution business, including cost of goods, direct labour and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper and labour costs for Company-operated restaurants and certain non-owned restaurants that we consolidate as VIEs as well as cost of sales from our previously held Maidstone Bakeries joint venture, which we consolidated as a VIE prior to the sale of our interest.

Operating Expenses

Includes rent expense related to properties leased to restaurant owners and other property-related costs (including depreciation). Also included are certain operating expenses related to our distribution business such as order entry system connectivity costs and utilities.

Franchise Fee Costs

Includes cost of equipment sold to restaurant owners as part of the commencement of their restaurant business, as well as training and other costs necessary to facilitate a successful restaurant opening. Franchisee fee costs for U.S. restaurant owners that had participated in our FIP are subject to certain revenue recognition criteria.

General and Administrative Expenses

Includes costs that cannot be directly related to generating revenue, including expenses associated with our corporate and administrative functions, and depreciation of head office buildings and office equipment, and the majority of our information technology systems.

Equity Income

Includes income from equity investments in partnerships and joint ventures and other minority investments over which we exercise significant influence, excluding joint ventures that we are required to consolidate. Equity income from these investments is considered to be an integrated part of our business operations and is, therefore, included in operating income. Income amounts are shown as reductions to total costs and expenses.

Asset Impairment and Closure Costs

Represents non-cash charges relating to the impairment of long-lived assets. It also includes costs related to certain restaurant closures, such as those in the New England region, which result from strategic reviews.

Other Income and Expense

Includes expenses (income) that are not directly derived from our primary businesses. Items include foreign currency adjustments, gains and losses on asset sales, and other asset write-offs.

Noncontrolling Interests

Relates to the consolidation of our previously held Maidstone Bakeries joint venture and certain non-owned restaurants that are consolidated as VIEs.

Comprehensive Income

Represents the change in our net assets during the reporting period from transactions and other events and circumstances from non-owner sources. It includes net income and other comprehensive income such as foreign currency translation adjustments and the net impact of cash flow hedges.

The Application of Critical Accounting Policies

We describe our significant accounting policies in Note 1 of our audited historical Consolidated Financial Statements. Included in our significant accounting policies are certain policies that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to, the following: income taxes; valuations used when assessing potential impairment of assets and other intangibles and/or restaurant closure costs; the estimation of the useful lives of long-lived assets; assessing and determining the primary beneficiary of a variable interest entity; valuations associated with estimating stock-based compensation expense; and reserve contingencies for litigation and various other commitments and contingencies. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions. We evaluate and update our assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

The following are new accounting standards which have been adopted during the current fiscal year.

Effective July 4, 2011, the Company adopted ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the debtor is experiencing financial difficulties, and (ii) the restructuring constitutes a concession. The adoption of this Update has been reflected in our related disclosures (see Note 6 to the Consolidated Financial Statements).

Described below are critical accounting policies which involve a higher degree of judgment and/or complexity, and which should be read in conjunction with our historical Consolidated Financial Statements and the Notes thereto for a full understanding of our financial position and results of operations.

Revenue Recognition

The timing of revenue recognition for Sales (distribution, Company-operating restaurants and VIEs), and franchise revenues (rents, royalties and franchise fees) does not involve significant estimates and assumptions.

Sales

We operate warehouses in Canada to distribute coffee, other dry goods and refrigerated and frozen products to an extensive restaurant system. Revenues from these sales are recorded when the product is delivered to the restaurant owners, or in certain cases, where the product is delivered to a third-party distributor for sale to restaurant owners or retailers. Revenue from Company-operated restaurants and non-owned restaurant VIEs is recognized upon tender of payment at the time of sale.

Franchise Revenues

Our restaurants are predominantly franchised. We grant franchise licenses or operator agreements to independent operators who in turn pay franchise fees and other amounts, which typically include payments for equipment, royalties, and in most cases, rent. Franchise fees are collected at the time of sale or extension of franchise rights. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and payment is received from the restaurant owner, unless the restaurant owner is participating in our FIP. We generally control, either through ownership or by leasing, a significant majority of the real estate on which our restaurants are located, and we lease the real estate to our restaurant owners. Rental income is recorded on an accrual basis. Most leases with restaurant owners provide for fixed payments with contingent (or percentage) rent after sales exceed certain levels, while others provide for monthly rent based solely on a percentage of sales. Fixed, or base, rental revenue is recorded on a straight-line basis and contingent (or percentage) rental revenue is recognized when sales exceed certain levels. Royalties, based on a percentage of monthly sales, are recognized as income in the month earned on the accrual basis. From time to time, the Company will record royalty revenue and/or contingent rent based on an estimate of the restaurant’s sales. These estimates have historically been materially consistent with actual amounts reported.

Income Taxes

We use the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared to tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the currently enacted tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for the amount of earnings related to our foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statement of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to equity are netted with such items. Changes in deferred income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. In addition, the Consolidated Statement of Operations contains items that are non-taxable or non-deductible for income tax purposes and, accordingly, cause the income tax provision to be different from what it would be if based on statutory rates.

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

A tax benefit from an uncertain tax position may be recognized in the financial statements only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. We record interest and potential penalties related to unrecognized tax benefits in income tax expense. We classify a liability associated with an unrecognized tax benefit as a long-term liability except for the liabilities that are expected to be settled within the next 12 months.

Property and Equipment

We carry our property and equipment at cost. Depreciation and amortization are recognized using the straight-line method over their estimated useful lives or lease terms. We estimate useful lives based on historical data and industry trends. We monitor our capitalization and amortization policies to ensure they remain appropriate. Lives may be related to legal or contractual lives or must be estimated by management based on specific circumstances. Changes in the planned use, or legal, contractual or estimated useful lives of these assets may result in accelerated depreciation and amortization expense or write-offs in future periods.

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

Restaurant-related long-lived assets are grouped into operating markets as this is the lowest identifiable level of independent cash flows. Events such as prolonged negative same-store sales growth in the operating market, which is a key operating metric, or prolonged negative cash flows in the operating market, are indicators that we use in evaluating whether an impairment may exist. We also test for impairment if we have a higher-than-normal amount of restaurant closures in any one market. We also consider the length of time we have been in the market as it takes time to fully establish a market. The impairment analysis of the triggering events described above differs depending upon whether the affected market is considered a developed market or a developing market. In developed markets, one of the key indicators for the overall health of an operating market is same-store sales growth. In developing markets, we assess a number of factors, including systemwide sales growth, which includes both new restaurants and same-store sales growth, the stage of growth of the operating market, the average unit sales volume trends, overall long-term performance expectations, as well as higher-than-normal restaurant closures in a market.

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

If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. A key assumption within our undiscounted cash flow analysis is estimated same-store sales growth. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. In addition, if our estimates or underlying assumptions change, we may be required to record an impairment in the future. The fair value of the property and equipment is estimated using primarily third-party appraisals or the discounted cash flows, as appropriate.

Reserve Contingencies for Litigation and Other Matters

In the normal course of business, we must make continuing estimates of reasonably possible obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimation process; however, the ultimate outcome of various legal issues could be different than management estimates and adjustments to income could be required.

Variable Interest Entities

We analyze our variable interests, including our equity investments and certain license or operator arrangements with various entities. We determine our interests in VIEs, and then assess whether we are considered to be the primary beneficiary of these VIEs. If it is determined that we are the primary beneficiary, we then consolidate the VIE’s assets, liabilities, results of operations and cash flows. We estimate the assets and liabilities, revenues and expenses of certain VIEs where financial information is not available from other sources. If we are not the primary beneficiary, we account for such interests using other applicable GAAP.

We enter into lease arrangements with certain operators who are not required to invest a significant amount of capital. In addition, U.S. restaurant owners participating in the FIP (“FIP Restaurant Owner”) do not have a significant amount of initial capital invested that is not financed directly by us. The legal entity within which such an operator or FIP Restaurant Owner operates is considered not to be adequately capitalized, and therefore, that entity is considered a VIE. Based on management’s review of the financial statements it receives from these operators and FIP Restaurant Owners, the projections performed by the Company indicate that we are, in some instances, the primary beneficiary of expected returns or losses of these VIEs.

VIEs for which we are determined to be the primary beneficiary have no impact on our reported consolidated net income attributable to THI or EPS. There are a small percentage of restaurants considered to be VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement with this small percentage of franchised restaurants is nominal. We have no equity interest in any of our restaurant owners. None of our assets serve as collateral for the consolidated restaurants, and creditors of these VIEs have no recourse to us.

Stock-based Compensation

Our employee stock based compensation plan allows for a broad range of equity-based compensation awards, including in the form of restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”), dividend equivalent rights (“DERs”), performance awards and share awards. We currently provide compensation to certain employees in the form of RSUs and stock options with tandem SARs. In addition, we issue deferred stock units (“DSUs”) to our directors under our Non-Employee Director Deferred Stock Unit Plan.

Restricted stock units—RSUs and performance-conditioned RSUs are measured at the fair market value based on the closing price of our common shares traded on the Toronto Stock Exchange on the first business day preceding the grant date. RSUs are expensed on a straight-line basis over the vesting period except for grants to retirement-eligible employees, which are expensed immediately. Performance-conditioned RSUs are expensed on a straight-line basis beginning when the performance measures are set and extends over the vesting period (or to the grant date for retirement-eligible employees), based on management’s determination that the achievement of the performance condition for the planned grants is probable. Since the awards are settled with common shares, the award is accounted for using the equity method.

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

Stock options—The Company uses the Black-Scholes-Merton option pricing model to value outstanding options which requires the use of subjective assumptions, such as: the estimated length of time employees will retain their stock options before exercising them (the “expected term”), and the expected volatility of our common share price over the expected term. The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Stock options with tandem SARs (see below) granted to retirement-eligible employees are expensed immediately. Changes in subjective assumptions as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized on the Consolidated Statement of Operations.

The following assumptions were used in the Black-Scholes-Merton option pricing model to calculate the fair value of outstanding stock options/SARs:

	Year ended
	January 1, 2012	January 2, 2011
Expected share price volatility	16% – 22%	13% – 24%
Risk-free interest rate	1.0% – 1.1%	1.4% – 2.3%
Expected life	1.7 – 3.9 years	0.9 – 4.4 years
Expected dividend yield	1.4%	1.3%
Closing share price	$49.36	$44.10

Stock appreciation rights—SARs may be granted alone or in conjunction with a stock option. A SAR related to an option terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment, in each case of a value equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP. The amendments in this Update are effective for fiscal years, and interim periods, beginning after December 15, 2011. The adoption of this Update will not have a significant impact on our Consolidated Financial Statements other than some additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this

Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and beginning with this Annual Report, we have re-ordered our Consolidated Financial Statements so that the Consolidated Statement of Comprehensive Income immediately follows the Consolidated Statement of Operations. Subsequently, in December 2011, the FASB issued ASU No. 2011-12 which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments and the effect of those reclassifications on the face of the financial statements. The adoption of this Update, absent the deferral, did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP, or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this Update are effective for fiscal years, and interim periods, beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its Consolidated Financial Statements and related disclosures.

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

Subsequently, in May 2011, the SEC released a Staff Paper outlining a possible approach for incorporating IFRS into the U.S. financial reporting system, should the SEC decide that such incorporation is in the best interests of U.S. investors. In July 2011, the SEC held a roundtable consisting of investors, regulators and smaller public companies to discuss both the Staff Paper and the benefits and challenges of incorporating IFRS into the U.S. financial reporting system. In November 2011, the SEC released two additional Staff Papers: (i) An Analysis of IFRS in Practice; and, (ii) A Comparison of U.S. GAAP and IFRS, both of which are to contribute to the execution of the Work Plan by presenting the Staff’s observations regarding consistency of IFRS application and on identifying areas in which the requirements of IFRS and U.S. GAAP continue to differ.

The SEC has yet to make a decision on if, or how to proceed, with incorporating IFRS. As such, pending the developments of the SEC’s work plan, we are currently assessing the impact that the adoption of IFRS and FASB-IASB joint projects would have on the consolidated financial statements, accompanying notes and disclosures, and we will continue to monitor the development of the potential implementation of IFRS.

Further, although Canadian securities laws generally require Canadian reporting issuers to apply IFRS beginning in fiscal 2011, National Instrument 52-107—Acceptable Accounting Principles and Auditing

Standards permits issuers that have a class of securities registered under section 12 of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or are required to file reports under section 15(d) of the Exchange Act and which are not registered or required to be registered as an investment company under the U.S. Investment Company Act of 1940, as amended, to elect to prepare financial statements that are filed with or delivered to a securities regulatory authority or regulator (other than acquisition statements) in accordance with U.S. GAAP.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks associated with foreign exchange rates, commodity prices, interest rates and inflation. In accordance with our policies, we manage our exposure to these various market-based risks.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. Our primary foreign exchange exposure to our cash flows results from purchases by Canadian operations in U.S. dollars and payments from Canadian operations to U.S. operations. Net cash flows between the Canadian and U.S. dollar currencies were approximately $290 million for fiscal 2011. In addition, we are exposed to foreign exchange fluctuations when we translate our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the fluctuations in exchange rates do impact our U.S. segment operating results, and can affect the comparability between quarters and year-to-year. Also, from time to time, we hold U.S. dollars and other U.S. dollar net positions in Canadian dollar functional currency entities to support our business needs. The holding of U.S. dollar net positions in these entities can cause foreign exchange gains and losses which are included in Other expense (income), net, and can, therefore, affect our earnings.

We seek to manage significant cash flows and net income exposures related to exchange rate changes between these two currencies. We may use derivative products to reduce the risk of a significant impact on our cash flows or net income. Forward currency contracts are entered into to reduce some of the risk related to purchases paid for by the Canadian operations in U.S. dollars, such as coffee, and certain intercompany purchases. We do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. We have a policy forbidding speculating in foreign currency. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. To minimize this risk, except in certain circumstances, we limit the notional amount per counterparty to a maximum of $100.0 million. We have reviewed counterparty risk related to these derivative positions and do not believe there is significant risk with respect to these instruments.

Forward currency contracts to sell Canadian dollars and buy US$196.4 million and US$119.3 million were outstanding as of January 1, 2012 and January 2, 2011, respectively, primarily as a cash flow hedge for coffee purchases from third parties, including intercompany purchases. The fair value unrealized gain on these forward contracts was $4.8 million as of January 1, 2012, compared to an unrealized loss of $3.5 million as of January 2, 2011.

At the current level of annual operating income generated from our U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by 10% the entire year, the annual impact on our net income and annual cash flows would not be material.

Commodity Risk

We purchase certain products such as coffee, wheat, edible oil and sugar and other prepared products, the prices of which are affected by commodity prices, in the normal course of business. Therefore, we are exposed to some price volatility related to weather and, more importantly, various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally, these techniques include setting fixed prices for periods of up to one year with suppliers, setting in advance the price for products to be delivered in the future, and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a minimum of 6 to 12 months depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices at the same time.

We do not make use of financial instruments to hedge commodity prices, partly because of our other contract pricing techniques outlined above. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions. Increases and decreases in commodity costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to acceptance by restaurant owners and customers. These cost and pricing changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. See Item 1A. Risk Factors—Increases in the cost of commodities or decreases in the availability of commodities could have an adverse impact on our restaurant owners and on our business and financial results.

Interest Rate Risk

In fiscal 2010, we issued $300 million of Senior Notes, which were offered on a private placement basis in Canada with a term of 7 years. Net proceeds from the Senior Notes were primarily used to prepay $300 million of our existing Term Debt, prior to maturity. The Senior Notes bear a fixed coupon interest rate of 4.20%, and an effective rate of 4.45% (resulting from the settlement of interest rate forwards used to hedge the interest rate prior to the issuance of the first portion of the Senior Notes, premium recorded on the subsequent issue of Senior Notes and the deferred financing fees associated with the issuances). As our cash is invested in short-term variable rate instruments, we are now exposed on a net basis to interest rate movements on a net asset position when historically we have been exposed on a net liability position. If interest rates change by 100 basis points, the impact on our annual net income would not be material. We have a $250 million Revolving Bank Facility that was undrawn at the end of fiscal 2011, other than to support standby letters of credit. If we were to borrow on this facility in the future, we may be exposed to interest rate risk on a net liability position at that time.

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

Management’s Statement of Responsibility for Financial Statements

Management is responsible for preparation of the Consolidated Financial Statements and other related financial information included in this Annual Report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, incorporating management’s reasonable estimates and judgments, where applicable.

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(in thousands of Canadian dollars, except per share data)

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenues
Sales	$2,012,170	$1,755,244	$1,704,065
Franchise revenues
Rents and royalties	733,217	687,039	644,755
Franchise fees	107,579	94,212	90,033

	840,796	781,251	734,788

Total revenues	2,852,966	2,536,495	2,438,853

Costs and expenses
Cost of sales	1,774,107	1,527,405	1,464,844
Operating expenses	259,098	246,335	236,784
Franchise fee costs	104,884	91,743	86,903
General and administrative expenses	161,444	147,300	141,739
Equity (income) (note 12)	(14,354)	(14,649)	(13,700)
Asset impairment and closure costs, net (note 3)	372	28,298	0
Other (income), net	(2,060)	(1,100)	(3,319)

Total costs and expenses, net	2,283,491	2,025,332	1,913,251

Gain on sale of interest in Maidstone Bakeries (note 4)	0	361,075	0

Operating income	569,475	872,238	525,602
Interest (expense)	(30,000)	(26,642)	(21,134)
Interest income	4,127	2,462	1,950

Income before income taxes	543,602	848,058	506,418
Income taxes (note 7)	157,854	200,940	186,606

Net income	385,748	647,118	319,812

Net income attributable to noncontrolling interests	2,936	23,159	23,445

Net income attributable to Tim Hortons Inc.	$382,812	$623,959	$296,367

Basic earnings per common share attributable to Tim Hortons Inc. (note 2)	$2.36	$3.59	$1.64

Diluted earnings per common share attributable to Tim Hortons Inc. (note 2)	$2.35	$3.58	$1.64

Weighted average number of common shares outstanding – Basic (in thousands) (note 2)	162,145	174,035	180,477

Weighted average number of common shares outstanding – Diluted (in thousands) (note 2)	162,597	174,215	180,609

Dividends per common share	$0.68	$0.52	$0.40

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(in thousands of Canadian dollars)

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net income	$385,748	$647,118	$319,812

Other comprehensive income (loss)
Translation adjustments gain (loss)	9,634	(22,073)	(62,340)
Unrealized gains (losses) from cash flow hedges (note 15):
Net gain (loss) from change in fair value of derivatives	2,242	(8,412)	(11,152)
Amount of net loss reclassified to earnings during the year	3,496	6,957	8,779

Total net cash flow hedges	5,738	(1,455)	(2,373)

Total other comprehensive income (loss)	15,372	(23,528)	(64,713)

Total comprehensive income	$401,120	$623,590	$255,099
Total comprehensive income attributable to noncontrolling interests	2,936	23,159	23,445

Total comprehensive income attributable to Tim Hortons Inc.	$398,184	$600,431	$231,654

Income tax components netted in the financial statement above are detailed as follows:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flow hedges (note 15):
Income tax (expense) recovery from change in fair value of derivatives	$(1,001)	$3,196	$987
Income tax (recovery) reclassified to earnings	$(1,344)	$(3,368)	$(1,602)

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands of Canadian dollars)

	As at
	January 1, 2012	January 2, 2011
Assets
Current assets
Cash and cash equivalents	$126,497	$574,354
Restricted cash and cash equivalents	130,613	67,110
Restricted investments	0	37,970
Accounts receivable, net (note 5)	173,667	182,005
Notes receivable, net (note 6)	10,144	12,543
Deferred income taxes (note 7)	5,281	7,025
Inventories and other, net (note 8)	136,999	100,712
Advertising fund restricted assets (note 21)	37,765	27,402

Total current assets	620,966	1,009,121
Property and equipment, net (note 9)	1,463,765	1,373,670
Intangible assets, net (note 10)	4,544	5,270
Notes receivable, net (note 6)	3,157	3,811
Deferred income taxes (note 7)	12,197	13,730
Equity investments (note 12)	43,014	44,767
Other assets (note 11)	56,307	31,147

Total assets	$2,203,950	$2,481,516

Liabilities and Equity
Current liabilities
Accounts payable (note 13)	$177,918	$142,444
Accrued liabilities:
Salaries and wages	23,531	20,567
Taxes	26,465	65,654
Other (note 13)	179,315	209,663
Deferred income taxes (note 7)	0	2,205
Advertising fund restricted liabilities (note 21)	59,420	41,026
Current portion of long-term obligations	10,001	9,937

Total current liabilities	476,650	491,496

Long-term obligations
Long-term debt (note 14)	352,426	344,726
Capital leases (note 16)	94,863	82,685
Deferred income taxes (note 7)	4,608	8,237
Other long-term liabilities (note 13)	120,970	111,930

Total long-term obligations	572,867	547,578

Commitments and contingencies (note 17)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share). Authorized: unlimited shares. Issued 157,814,980 and 170,664,295, respectively (note 18)	447,558	484,050
Common shares held in Trust, at cost: 277,189 and 278,082 shares, respectively (note 18)	(10,136)	(9,542)
Contributed surplus	6,375	0
Retained earnings	836,968	1,105,882
Accumulated other comprehensive loss	(128,217)	(143,589)

Total equity of Tim Hortons Inc.	1,152,548	1,436,801
Noncontrolling interests	1,885	5,641

Total equity	1,154,433	1,442,442

Total liabilities and equity	$2,203,950	$2,481,516

See Accompanying Notes to the Consolidated Financial Statements.

Approved on behalf of the Board:

By:	/S/ PAUL D. HOUSE	By:	/S/ MICHAEL J. ENDRES
	Paul D. House, Executive Chairman		Michael J. Endres, Director

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands of Canadian dollars)

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows provided from (used in) operating activities
Net income	$385,748	$647,118	$319,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	115,869	118,385	113,475
Asset impairment (note 3)	1,850	18,352	0
Stock-based compensation expense	17,323	14,263	8,869
Amortization of Maidstone Bakeries’ supply contract (note 13)	(8,253)	(1,325)	0
Deferred income taxes	(5,433)	1,285	25,491
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(63,264)	(6,920)	789
Accounts receivable	2,099	(10,923)	(11,432)
Inventories and other	(32,057)	(29,275)	(329)
Accounts payable and accrued liabilities	349	104,829	(20,177)
Taxes	(39,197)	40,715	(317)
Gain on sale of interest in Maidstone Bakeries (note 4)	0	(361,075)	0
Other, net	16,433	(9,885)	6,441

Net cash provided from operating activities	391,467	525,544	442,622

Cash flows (used in) provided from investing activities
Capital expenditures (including Advertising Fund (note 21))	(181,267)	(132,912)	(160,458)
Purchase of restricted investments	0	(37,832)	(20,136)
Proceeds from sale of restricted investments	38,000	20,240	0
Proceeds from sale of interest in Maidstone Bakeries (note 4)	0	475,000	0
Cash and cash equivalents of Maidstone Bakeries divested	0	(30,411)	0
Other investing activities	(9,460)	1,934	(19,719)

Net cash (used in) provided from investing activities	(152,727)	296,019	(200,313)

Cash flows (used in) provided from financing activities
Purchase of treasury stock	0	0	(16,701)
Purchase of common shares (note 18)	(572,452)	(242,595)	(113,401)
Dividend payments to common shareholders	(110,187)	(90,304)	(72,506)
Distributions, net to noncontrolling interests	(6,692)	(22,524)	(29,179)
Proceeds from issuance of debt, net of issuance costs	3,699	300,823	3,507
Principal payments on long-term debt obligations	(8,586)	(307,023)	(6,582)
Other financing activities	6,398	(4,005)	1,420

Net cash used in financing activities	(687,820)	(365,628)	(236,052)

Effect of exchange rate changes on cash	1,223	(3,234)	(9,321)

(Decrease) Increase in cash and cash equivalents	(447,857)	452,701	(3,064)
Cash and cash equivalents at beginning of year	574,354	121,653	124,717

Cash and cash equivalents at end of year	$126,497	$574,354	$121,653

See supplemental cash flow information (note 23).

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands of Canadian dollars)

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Common shares
Balance at beginning of year	$484,050	$502,872	$0
Converted from common stock (note 18)	0	0	513,318
Repurchase of common shares (note 18)	(36,492)	(18,822)	(10,446)

Balance at end of year	$447,558	$484,050	$502,872

Common stock
Balance at beginning of year	$0	$0	$289
Converted to common shares (note 18)	0	0	(289)

Balance at end of year	$0	$0	$0

Capital in excess of par value
Balance at beginning of year	$0	$0	$929,102
Stock-based compensation	0	0	(322)
Converted to common shares (note 18)	0	0	(928,780)

Balance at end of year	$0	$0	$0

Treasury stock
Balance at beginning of year	$0	$0	$(399,314)
Purchased during the year (note 18)	0	0	(16,701)
Reissued during the year	0	0	264
Cancelled and retired during the year	0	0	415,751

Balance at end of year	$0	$0	$0

Common shares held in Trust
Balance at beginning of year	$(9,542)	$(9,437)	$(12,287)
Purchased during the year (note 18)	(2,797)	(3,252)	(713)
Disbursed or sold from Trust during the year (notes 18)	2,203	3,147	3,563

Balance at end of year	$(10,136)	$(9,542)	$(9,437)

Contributed surplus
Balance at beginning of year	$0	$0	$0
Stock-based compensation	6,375	0	0

Balance at end of year	$6,375	$0	$0

Retained earnings
Balance at beginning of year	$1,105,882	$796,235	$677,550
Net income attributable to Tim Hortons Inc.	382,812	623,959	296,367
Dividends	(110,187)	(90,304)	(72,506)
Stock-based compensation	(5,579)	(235)	(2,221)
Repurchase of common shares—excess of stated value (note 18)	(535,960)	(223,773)	(102,955)

Balance at end of year	$836,968	$1,105,882	$796,235

Accumulated other comprehensive loss
Balance at beginning of year	$(143,589)	$(120,061)	$(55,348)
Other comprehensive income (loss)	15,372	(23,528)	(64,713)

Balance at end of year	$(128,217)	$(143,589)	$(120,061)

Total equity of Tim Hortons Inc.	$1,152,548	$1,436,801	$1,169,609
Noncontrolling interests
Balance at beginning of year	$5,641	$86,077	$91,811
Net income attributable to noncontrolling interests.	2,936	23,159	23,445
Sale of interest in Maidstone Bakeries	0	(81,071)	0
Distributions, net	(6,692)	(22,524)	(29,179)

Balance at end of year	$1,885	$5,641	$86,077

Total equity	$1,154,433	$1,442,442	$1,255,686

See Accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Equity—Number of Common Shares of Tim Hortons Inc.

(in thousands of common shares)

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Common shares
Balance at beginning of year	170,664	177,319	0
Converted from common stock (note 18)	0	0	180,997
Repurchased during the year (note 18)	(12,849)	(6,655)	(3,678)

Balance at end of year	157,815	170,664	177,319

Common stock
Balance at beginning of year	0	0	193,303
Converted to common shares (note 18)	0	0	(193,303)

Balance at end of year	0	0	0

Treasury stock
Balance at beginning of year	0	0	(11,754)
Purchased during the year (note 18)	0	0	(560)
Reissued during the year	0	0	8
Cancelled and retired during the year (note 18)	0	0	12,306

Balance at end of year	0	0	0

Common shares held in Trust
Balance at beginning of year	(278)	(279)	(358)
Purchased during the year (note 18)	(61)	(91)	(25)
Disbursed or sold from Trust during year (notes 18)	62	92	104

Balance at end of year	(277)	(278)	(279)

Common shares issued and outstanding	157,538	170,386	177,040

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

References herein to “Tim Hortons,” or the “Company” refer to Tim Hortons Inc., the CBCA corporation and its subsidiaries for periods on or after September 28, 2009, and to THI USA and its subsidiaries for periods on or before September 27, 2009, unless specifically noted otherwise.

On September 28, 2009, THI USA’s stockholders effected a reorganization of the corporate structure of THI USA and its subsidiaries such that the public company parent would be a Canadian company. This reorganization resulted in the conversion of issued and outstanding common stock of THI USA, US$0.001 par value per share, into an equal number of common shares, without par value, in the Company. The Company conducts the business previously conducted by THI USA in substantially the same manner. The merger was accounted for as a reorganization of entities under common control; therefore, there was no revaluation of THI USA’s consolidated assets and liabilities, and the Company continued to use the historical cost basis method of accounting.

The Company’s principal business is the development and franchising of restaurants primarily in Canada and the U.S. and, to a minimal extent, operation of quick service restaurants that serve premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, baked goods, sandwiches, soups, prepared foods and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of the system restaurants with paper, equipment and food products. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue.

The following progression outlines the Company’s franchised locations and system activity for each of the years 2009 through 2011:

	2011	2010	2009
Franchised Restaurant Progression
Franchised restaurants in operation—beginning of year	3,730	3,560	3,403
Restaurants opened	294	244	172
Restaurants closed	(29)	(72)	(34)
Net transfers within the franchised system	1	(2)	19

Franchised restaurants in operation—end of year	3,996	3,730	3,560
Company-operated restaurants	18	20	18

Total systemwide restaurants—end of year(1)	4,014	3,750	3,578

% of restaurants franchised—end of year	99.6%	99.5%	99.5%

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Excluded from the above franchised restaurant progression table (and number of systemwide restaurants) are 261 primarily licensed locations in the Republic of Ireland and the United Kingdom as at January 1, 2012 (2010: 275 and 2009: 291).

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s 2011 and 2010 fiscal years both consisted of 52 weeks, and the 2009 fiscal year of the Company consisted of 53 weeks.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as of January 1, 2012 and January 2, 2011, and the consolidated results of operations, comprehensive income and cash flows for the years ended January 1, 2012, January 2, 2011 and January 3, 2010.

The functional currency of Tim Hortons Inc. is the Canadian dollar, as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries is typically the primary currency in which each subsidiary operates, which is one of the Canadian dollar, the U.S. dollar or the Euro. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain independent operators and joint ventures the Company consolidates as variable interest entities (“VIEs”) (see note 21). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations (see note 12).

Use of estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to the following: income taxes; valuations used when assessing potential impairment of long-lived assets and other intangibles and/or restaurant closure costs; the estimation of the useful lives of long-lived assets; valuations associated with estimating stock-based compensation expenses; and, reserve contingencies for litigation and various other commitments and contingencies. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions, and estimates may vary depending on the assumptions used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained, or more experience being acquired.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Loss Contingencies

In the normal course of business, the Company must make continuing estimates of reasonably possible losses and liabilities, which requires the use of management’s judgment on the probable outcome of various contingencies. Management may also use outside legal advice to assist in the estimation process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required (see note 17).

Cash and cash equivalents

The Company considers short-term investments, which are highly liquid and have original maturities of 3 months or less, as cash equivalents. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these investments. The Company limits the counterparty risk associated with its cash and cash equivalents by utilizing a number of different financial institutions and limiting the total amount of cash and cash equivalents held at any individual financial institution. The Company continually monitors the credit ratings of its counterparties and adjusts its positions, if appropriate. The majority of the cash and cash equivalents at January 1, 2012 and January 2, 2011was held at Canadian financial institutions.

Restricted cash and cash equivalents and restricted investments

Amounts presented as Restricted cash and cash equivalents and Restricted investments on the Company’s Consolidated Balance Sheet relate to the Company’s Tim Card® quick-pay cash card program (“Tim Card”).

The combined balances as of January 1, 2012 and January 2, 2011 represent the net amount of cash loaded on the cards by guests, less redemptions. The balances are restricted, and cannot be used for any purpose other than for the settlement of obligations under the Tim Card program. Since the inception of the Tim Card program, interest earned on Restricted cash and cash equivalents and Restricted investments has been contributed to the Company’s advertising and promotion funds to help offset costs associated with this program. Obligations under the Tim Card program are included in Accrued liabilities, Other on the Consolidated Balance Sheet (see note 13).

Changes in Restricted cash and cash equivalents and obligations under the Tim Card program are reflected in operating activities on the Consolidated Statement of Cash Flows. Purchases of and proceeds upon the maturity of Restricted investments are included in investment activities on the Consolidated Statement of Cash Flows. Funding for these investments is drawn from Restricted cash and cash equivalents balances.

Inventories

Inventories (see note 8) are stated at the lower of cost (moving average) and market and consist primarily of raw materials such as green coffee beans and finished goods such as restaurant food items, new equipment and parts, and paper supplies.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Property and equipment

The Company carries its Property and equipment (see note 9) at cost and depreciates and amortizes these assets using the straight-line method over the following estimated useful lives:

Depreciation Periods(1)
Building and leasehold improvements	10 to 40 years or lease term
Restaurant and other equipment	7 to 10 years
Capital leases	8 to 40 years or lease term
Computer hardware and software	3 to 10 years
Advertising fund property and equipment	3 to 10 years
Manufacturing and other equipment	4 to 30 years
Construction in progress	Reclassified to above categories when put in use

(1)

The Company estimates useful lives on buildings and equipment based on historical data and industry trends. The Company monitors its capitalization and amortization policies to confirm they remain appropriate. Lives may represent legal or contractual lives or may be estimated by the Company based on specific circumstances.

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

Restaurant-related long-lived assets are grouped into operating markets as this is the lowest identifiable level of independent cash flows. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric, or prolonged negative cash flows in the operating market, are indicators the Company uses in evaluating whether an impairment may exist. The Company tests for impairment if it has a higher-than-normal amount of restaurant closures in any one market. The Company considers the length of time the Company has been in the market as it takes time to fully establish a market. The analysis of potential triggering events described above considers whether the affected market is developed or developing. In developed markets, the primary indicator for the overall health of an operating market is same-store sales growth. In developing markets, the Company assesses a number of additional factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market, the average unit sales volume trends, a higher-than-normal amount of restaurant closures in the market, and overall long-term performance expectations.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected asset group to determine if the future expected undiscounted cash flows of an asset group are sufficient to recover the carrying value of the assets. If it is determined that the undiscounted cash flows are insufficient, then the asset group is deemed to be impaired. The fair value of the property and equipment is estimated primarily using third-party appraisals or the discounted cash flow, as appropriate. If the fair value of the asset group is less than the carrying amount, an impairment loss is recognized for the difference between the carrying amount and the fair value of the asset group.

Leases

For operating leases, minimum lease payments, including minimum scheduled rent escalations, are recognized as rent expense on a straight-line basis over the lease term. This term includes certain option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent incurred during the construction period is expensed. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. No individual lease is material to the Company (see note 16).

When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods, to the extent it is reasonably assured at the inception of the lease that failure to renew would have a negative economic impact on the Company. For example, such an economic penalty would exist if the Company were to choose not to exercise an option on leased land upon which the Company had constructed a restaurant and, as a result, the Company would lose the ability to use the restaurant.

In the case of property that is leased or subleased by the Company to restaurant owners, minimum lease receipts, including minimum scheduled rent increases, are recorded as rent revenue on a straight-line basis. Contingent rent revenue is generally based on a percentage of franchised restaurant sales or a percentage of restaurant sales in excess of stipulated amounts, and is recorded when these sales levels are met or exceeded.

Intangibles assets

Intangibles are recorded at fair value at the time they are acquired (see note 10). Intangibles are amortized on a straight-line basis over periods of up to 20 years. Lives generally represent legal or contractual lives, but in some cases must be estimated by management based on specific circumstances.

Revenue recognition

The timing of revenue recognition for Sales (distribution, Company-operated restaurants and VIEs) and Franchise revenues (rents, royalties and franchise fees) does not involve significant estimates and assumptions.

Effective January 3, 2011, the Company adopted FASB’s Accounting Standard Update (“ASU”) No. 2009-13—Multiple Deliverable Revenue Arrangements, as codified in Accounting Standards Codification (“ASC”) 605—Revenue Recognition. The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

combined unit and to establish a selling price hierarchy for determining the selling price of a deliverable. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements or related disclosures.

Sales

The Company operates warehouses in Canada to distribute coffee, other dry goods, refrigerated and frozen products to its extensive restaurant system. Revenues from distribution sales are recorded when the product is delivered to the restaurant owners or, in certain cases, when the product is delivered to a third-party distributor for sale to restaurant owners or other retailers. Revenues from Company-operated restaurants and non-owned restaurant VIEs are recognized upon tender of payment at the time of sale.

Franchise revenues

The Company’s Tim Hortons restaurants are predominantly franchised. The Company grants franchise licenses or operator agreements to independent operators who, in turn, pay franchise fees and other amounts, which typically include payments for equipment, royalties, and, in most cases, rent. Franchise fees are collected at the time of sale or extension of franchise rights. Franchise fees and equipment sales are generally recognized as income when each restaurant commences operations and payment is received from the restaurant owner, unless the restaurant owner is participating in the Company’s FIP (see below). Rental revenue, excluding contingent rent, is recognized on a straight-line basis. Contingent rent is recognized on an accrual basis in the month earned. Royalties, based on a percentage of monthly sales, are recognized as income in the month earned on an accrual basis. Rents and royalties are normally collected within the month or shortly thereafter.

The advertising levies paid by restaurant owners to the Company’s advertising funds, other than those from Company-operated restaurants and non-owned consolidated restaurants, are generally netted against advertising costs in the Consolidated Statement of Operations because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions (see note 21). Certain advertising levies to pay for specific long-lived assets that the advertising fund has acquired are accrued in the month earned, on a gross basis, as these transactions do not qualify under an agency relationship.

The Company has a FIP arrangement that is available to certain U.S. restaurant owners. In fiscal 2011, we generally transitioned from this arrangement to using our operating agreement model with new restaurant owners. The FIP arrangement provides interest-free financing (“FIP Note”) for the purchase of certain restaurant equipment, furniture, trade fixtures, and signage (“equipment package”). Payment for the equipment package is deferred for a period of 104 weeks from the date of opening (the “prescribed period”). The restaurant owner has the option to pay the initial franchise fee, including interest thereon, over the prescribed period on a weekly basis or upfront. Payment for the equipment package is due and owing at the end of the prescribed period. The initial franchise fee is recognized at the time of opening the restaurant and the equipment sale is recognized when the equipment has been delivered and collectability is reasonably assured.

The FIP Notes are measured at amortized cost or, for impaired notes the Company establishes an allowance based on the difference between the carrying amount and the current value of the underlying business and equipment (see note 6).

The Company generally establishes an allowance based on net realizable value, related to the collection of franchise royalties and other franchise-related receivables and commitments when it is not probable that amounts will be collected (see note 5).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Effective July 4, 2011, the Company adopted ASU No. 2011-02—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310—Receivables. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the debtor is experiencing financial difficulties, and (ii) the restructuring constitutes a concession. The adoption of this Update has been reflected in the Company’s related financial disclosures (see note 6).

The real estate site selection for restaurants is generally controlled by the Company. Restaurant owners receive assistance in such areas as purchasing and marketing from Company personnel. These expenses are classified as franchise fee costs. Franchise fee revenues are primarily from the sale of equipment related to establishing a restaurant owner’s business and the initial franchise fee. Restaurant owners may receive other financial assistance in the form of lower rents and royalties and reductions or assistance with certain other operating costs (“Relief”). The amount of this relief is recorded as a reduction to the Company’s rents and royalties revenues.

Tim Cards

Proceeds from the initial sale or reloading of Tim Card balances are recorded as Restricted cash and cash equivalents along with a corresponding obligation. Guests can prepay future purchases using cash, debit card or credit card at participating Tim Hortons restaurants or over the Internet by reloading a dollar value onto their Tim Card, when and as needed. A Tim Card entitles the holder to use the value for purchasing products only, and the amounts generally are not redeemable for cash. Tim Card holders are not entitled to any interest, dividends or returns on prepaid amounts. There are no expiration dates on the Tim Cards, and the Company does not charge any service fees that cause a decrease to card balances.

When a guest uses a Tim Card to purchase products at a Company-operated restaurant or non-owned consolidated restaurant, the Company recognizes the revenue from the sale of the product. When a customer uses a Tim Card at a franchised restaurant, the Company remits the cash to the restaurant owner from Restricted cash and cash equivalents.

While the Company will honour all valid Tim Cards presented for payment, the Company may, based on a historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances (“breakage”) due to, among other factors, long periods of inactivity or based on historical redemption patterns. In these circumstances, to the extent management determines there is no requirement for remitting funds to government agencies, particularly in the U.S. under unclaimed property laws, any such funds may be remitted to the Company’s advertising and promotion funds. No such amounts for breakage have been recognized for Tim Cards to-date.

Variable Interest Entities

Effective January 4, 2010, the Company adopted FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), now codified within ASC 810—Consolidation. This Statement amended Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The Company has retroactively applied this standard to comparative periods. See note 21 for additional information regarding the impact of the adoption of this standard.

The Company analyzes its variable interests, including its equity investments and certain license or operator arrangements with various entities. The Company determines its interests in VIEs, and then assesses whether the Company is considered to be the primary beneficiary of these VIEs. If the Company determines it is the primary beneficiary, the Company consolidates the VIE’s assets, liabilities, results of operations and cash flows (see note 21). If the Company is not the primary beneficiary, the Company accounts for such interests using other applicable U.S. GAAP.

The Company enters into lease arrangements with certain operators who are not required to invest a significant amount of capital. In addition, U.S. restaurant owners participating in the FIP (“FIP Restaurant Owners”) do not have a significant amount of initial capital invested that is not financed directly by the Company. The legal entity within which such an operator or FIP Restaurant Owner operates is considered not to be adequately capitalized, therefore, that entity is considered a VIE. Based on management’s review of the financial statements it periodically receives from these operators and FIP Restaurant Owners, the projections performed by the Company may indicate that the Company, in some instances, is the primary beneficiary of expected returns or losses of these VIEs.

VIEs for which the Company is determined to be the primary beneficiary have no impact on consolidated net income attributable to THI or EPS. There are a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is inconsequential.

The Company has no equity interest in any of its restaurant owners. Other than a limited number of lease and debt repayment guarantees provided for specific restaurant owners, none of the Company’s assets serve as collateral for the consolidated restaurants, and creditors of these VIEs have no recourse to the Company. The guarantees provided as at January 1, 2012 and January 2, 2011 were not significant.

Advertising costs

The advertising costs incurred by the Company’s advertising funds are generally netted against advertising levies in the Consolidated Statement of Operations because the Company acts, in substance, as an agent with regard to these costs (see note 21).

Advertising costs are expensed as incurred with the exception of media development costs, which are expensed in the month that the advertisement is first communicated.

Advertising costs, related to Company-operated restaurants and non-owned consolidated restaurants consisting of contributions made to the Company’s advertising funds, are included in Cost of sales on the Consolidated Statement of Operations. Other Company contributions to the advertising funds are included in General and administrative expenses on the Consolidated Statement of Operations. Contributions to the advertising funds are expensed when incurred.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Foreign currency translation and accumulated other comprehensive (loss)

The functional currency of the Company’s U.S. operating subsidiaries is the U.S. dollar and for its Irish subsidiary, it is the Euro. For such entities, the assets and liabilities are translated at the year-end Canadian dollar exchange rates, and the revenues and expenses are translated at average Canadian dollar exchange rates for the period. Translation adjustments resulting from rate differences between the average rate and year-end rate are recorded as a component of Equity in Other comprehensive income (loss).

Components of accumulated other comprehensive (loss) as at January 1, 2012 and January 2, 2011 included:

	2011	2010
Translation adjustments (losses), net of tax	$(128,170)	$(137,804)
Cash flow hedges, net of tax	(47)	(5,785)

	$(128,217)	$(143,589)

Assets and liabilities denominated in a currency other than the functional currency of a subsidiary are translated at the period-end exchange rate, and any currency adjustment is recorded in Other (income), net in the Consolidated Statement of Operations.

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used by the Company to measure fair value for derivative instruments primarily use observable inputs and generally do not use unobservable inputs. The measurement of fair value is based on three levels of inputs, the first two levels are considered observable and the last unobservable, as follows:

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

Derivative instruments

The Company recognizes and measures all derivatives as either assets or liabilities at fair value on the Consolidated Balance Sheet (see note 15). Derivatives that qualify as hedging instruments are generally cash flow hedges.

The Company has a policy forbidding speculative trading in derivatives. The Company may enter into derivatives that are not initially designated or are subsequently de-designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain transactions.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company limits its counterparty risk associated with derivative instruments by utilizing a number of different financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have significant exposure to any individual counterparty at January 1, 2012 or January 2, 2011.

Cash flow hedges: The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company seeks to manage its cash flow and income exposures and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the cash flow hedges component of Accumulated other comprehensive loss in Total equity of Tim Hortons Inc. and reclassified into earnings in the same period or periods in which the hedged transaction affected earnings. The ineffective portion of gains or losses on derivatives is reported in the Consolidated Statement of Operations. The Company discontinues hedge accounting when: (i) it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is probable that the forecasted transaction will not occur; or (iv) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Other derivatives: The Company has a number of total return swaps (“TRS”) outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the tandem stock appreciation rights (“SARs”) that are associated with stock options and deferred stock units (“DSUs”) (see note 19). The TRS do not qualify as accounting hedges and, therefore, the fair value adjustment at the end of each reporting period is reported in the Consolidated Statement of Operations. Changes in the fair value of these derivatives are included in General and administrative expenses as an offset to fair value adjustments of the liability related to tandem SARs. Each TRS has a 7-year term, but each contract allows for partial settlements, at the option of the Company, over the term, without penalty.

Income taxes

The Company uses the asset and liability method whereby income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for accounting purposes as compared to tax purposes. A deferred income tax asset or liability is determined for each temporary difference based on the currently enacted tax rates that are expected to be in effect when the underlying items of income and expense are expected to be realized, except for a portion of earnings related to foreign operations where repatriation is not contemplated in the foreseeable future. Income taxes reported in the Consolidated Statement of Operations include the current and deferred portions of the expense. Income taxes applicable to items charged or credited to equity are netted with such items. Changes in deferred income taxes related to a change in tax rates are recognized in the period when the tax rate change is enacted. In addition, the Consolidated Statement of Operations contains items that are non-taxable or non-deductible for income tax purposes and, accordingly, may cause the income tax provision to be different from what it would be if based on statutory rates.

When considered necessary, the Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. The Company must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the valuation allowance. When the Company determines that the net amount of deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the valuation allowance, future events could result in adjustments to this valuation allowance.

A tax benefit from an uncertain tax position may be recognized in the financial statements only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Changes in judgment that result in subsequent recognition, de-recognition or a change in measurement of a tax position taken in a prior period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. The Company records interest and potential penalties related to unrecognized tax benefits in income tax expense. The Company classifies a liability associated with an unrecognized tax benefit as a long-term liability, except for the liabilities, that are expected to be settled within the next twelve months.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company currently believes that its unrecognized tax benefits reflect management’s estimate of the expected outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position may require the use of cash. In addition, the resolution of a matter may result in an adjustment to the provision for income taxes which may impact the effective tax rate in the period of resolution. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction.

Stock-based compensation

Effective January 3, 2011, the Company adopted ASU No. 2010-13—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, as codified in ASC 718—Compensation—Stock Compensation. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of the market in which the underlying equity security trades. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements or related disclosures.

The Company’s 2006 Stock Incentive Plan, as amended, (the “2006 Plan”) is an omnibus plan, designed to allow for a broad range of equity-based compensation awards, in the form of restricted stock units (“RSUs”), stock options, SARs, dividend equivalent rights (“DERs”), performance awards and share awards. The Company currently provides compensation to certain employees under the 2006 Plan in the form of RSUs and stock options with tandem SARs. In addition, the Company has issued DSUs to its directors under the Company’s Non-Employee Director Deferred Stock Unit Plan. For additional details, see note 19.

Restricted stock units—RSUs are measured at fair value based on the closing price of the Company’s common shares on the Toronto Stock Exchange on the first business day preceding the grant date. RSUs are expensed on a straight-line basis over the vesting period except for grants to retirement-eligible employees, which, unless the grant of the RSU is subject to a performance condition, are expensed immediately. These expenses are recorded in General and administrative expenses, consistent with the classification of the related employee compensation expense. RSUs have accompanying DERs. In addition, the Company grants

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

performance-conditioned RSUs to certain of its employees. The performance component is based on prior-year performance and is only used to determine the amount of units granted. All other characteristics of the performance-based RSUs are the same as RSUs. Performance-conditioned RSUs are expensed on a straight-line basis beginning when the performance measures are set and extends over the vesting period, based on management’s determination that the achievement of the performance condition associated with the grant is probable. RSUs are settled with common shares held by the TDL RSU Employee Benefit Plan Trust or by an open market purchase of common shares, and therefore are presented as equity.

Deferred stock units—DSUs are granted to non-employee members of the Company’s Board of Directors and are expensed on the date of grant since they vest immediately, although they are not payable until a director’s separation from service. DSUs are notional units which track the value of the Company’s common shares. These units are settled in cash based on the value of the Company’s common shares on the Toronto Stock Exchange on the date of the director’s separation of service from the Company. Since the awards are settled in cash, the award is accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and expensed. DSUs have accompanying DERs, which are expensed as earned.

Stock options—The Company uses the Black-Scholes-Merton option pricing model to value outstanding options, which requires the use of subjective assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (the “expected term”), and the expected volatility of the Company’s common share price over the expected term. The awards are issued with tandem SARs (see below) and are accounted for using the liability method. This results in a revaluation of the liability to fair value each period. The fair value of the options is expensed over the vesting period, unless granted to retirement-eligible employees, which are expensed immediately. Changes in subjective assumptions, as well as changes in the share price from period to period, can significantly affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized on the Consolidated Statement of Operations.

Stock appreciation rights—SARs may be granted alone or in conjunction with a stock option. A SAR related to an option terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Conversely, an option related to a SAR terminates upon the expiration, forfeiture or exercise of the related SAR, and is exercisable only to the extent that the related SAR is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment in each case of an amount equal to the difference between the market price of the common share on the exercise date and the exercise price of the stock option.

NOTE 2 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per common share attributable to Tim Hortons Inc. are computed by dividing Net income attributable to Tim Hortons Inc. by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding RSUs and stock options with tandem SARs, that takes into account: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to contributed surplus assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net income attributable to Tim Hortons Inc. for computation of basic and diluted earnings per common share attributable to Tim Hortons Inc.	$382,812	$623,959	$296,367

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	162,145	174,035	180,477
Dilutive impact of restricted stock units (in thousands)	197	162	132
Dilutive impact of stock options with tandem SARs (in thousands)	255	18	0

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	162,597	174,215	180,609

Basic earnings per common share attributable to Tim Hortons Inc.	$2.36	$3.59	$1.64

Diluted earnings per common share attributable to Tim Hortons Inc.	$2.35	$3.58	$1.64

NOTE 3 ASSET IMPAIRMENT AND CLOSURE COSTS

Fiscal 2011

In fiscal 2011, the Company recorded an asset impairment charge of $1.9 million to reflect current real estate and equipment fair values, less cost to sell, in the Company’s Portland market. Approximately $0.9 million of this asset impairment charge is related to consolidated VIEs in the Portland market. In addition, approximately $1.5 million of accrued closure costs were reversed into Operating income upon the substantial conclusion of closure activities in certain markets in New England. Combined, the asset impairment charge and the reversal of closure costs resulted in a net charge of $0.4 million.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Fiscal 2010

In fiscal 2010, an impairment review was conducted regarding the Company’s Portland, Providence and Hartford markets in the New England region as the same-store sales growth and financial performance of these markets had continued to underperform based on the Company’s expectations. At the completion of this review, the Company determined that the future expected undiscounted cash flows of these markets were insufficient to recover the carrying value of the long-lived assets in these markets, resulting in an asset impairment charge of $18.4 million being recorded. Additionally, after completing a comprehensive review and analysis of the performance of its U.S. operating segment, the Company closed 34 restaurants and 18 self-serve kiosks in its Hartford and Providence markets and two restaurants in its Portland market, resulting in closure costs of $9.9 million being recorded. Some of these restaurants were previously consolidated as VIEs and, as a result of these closures, have been deconsolidated. The following table outlines the charges associated with the impairment and restaurant closures:

	Year ended January 2, 2011
	Asset Impairment	Restaurant closure costs	Total
Impairment of assets	$17,770	$0	$17,770
Lease commitments	0	6,228	6,228
Other	582	3,718	4,300

Total asset impairment and closure costs	$18,352	$9,946	$28,298

Impairment: The fair values of these asset groups were determined in order to calculate the amount of impairment for the asset group. The most significant asset in these asset groups is property and buildings for which the fair value of the underlying real estate was primarily based on third-party appraisals of the assets. The shortfall of fair value compared to carrying value for each asset group was then allocated to the assets within the respective asset group on a pro-rated basis.

Restaurant closure costs: The estimated liability relating to ongoing lease commitments takes into account sublease assumptions and is discounted. Other costs associated with restaurant closures are primarily severance and related franchise termination costs.

All impairment charges and restaurant closure costs, net are included in Asset impairment and closure costs, net on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows. They have also been reflected in the U.S. operating segment and VIE, as applicable (see note 22).

The estimated obligation associated with restaurant closures as at January 1, 2012 are as follows and are included in Accrued liabilities, Other (see note 13) on the Consolidated Balance Sheet:

Obligation outstanding at January 2, 2011	$11,316
Amounts released to earnings(1)	(1,507)
Payments	(8,960)

Obligation outstanding at January 1, 2012	$849

(1)	No other amounts were released to earnings in any of the other periods reported.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 SALE OF INTEREST IN MAIDSTONE BAKERIES

In April 2010, the Company received notice from IAWS Group Ltd., a subsidiary of Aryzta AG (“Aryzta”), the Company’s then 50-50 partner under the Maidstone Bakeries joint venture (“Maidstone Bakeries”), invoking the buy/sell provisions of the joint venture agreement. The Company decided to sell its 50% interest in Maidstone Bakeries for gross cash proceeds of $475 million. The Company’s investment in Maidstone Bakeries at the time of sale was $72.7 million (comprised of the net assets and liabilities, less the applicable noncontrolling interest), resulting in a gain on sale of $402.3 million before taking into account certain related obligations and taxes. The all-cash transaction closed on October 29, 2010.

In connection with the sale of the Company’s interest in Maidstone Bakeries, the Company deferred $41.2 million of the gain on the sale as a fair value liability estimate associated with the ongoing supply agreement. The supply agreement covers the Company’s obligation to purchase donuts and Timbits from Maidstone Bakeries and extends to early 2016 and, at the Company’s option, purchase rights can be extended to late 2017. The supply contract deferred liability is being amortized over the remaining term of the obligation to purchase (until early 2016). Approximately $8.3 million and $1.3 million was amortized and recognized as a reduction in cost of sales on the Consolidated Statement of Operations in fiscal 2011 and 2010, respectively. The fair value of the supply agreement was estimated by using an income approach and a discounted cash flow model based on a combination of different earnings scenarios with an 8.6% discount rate. Approximately $8.3 million is recorded as a current liability in Accrued liabilities, Other, and the remaining $23.3 million is recorded as a long-term liability in Other long-term liabilities on the Consolidated Balance Sheet (see note 13).

The following table summarizes the gain on the sale of the Company’s interest in Maidstone Bakeries at the time of sale:

Gain on sale	$402,269
Maidstone Bakeries supply contract deferred liability	(41,194)

Net gain on sale before income taxes	361,075
Income tax expense	40,621

Net gain on sale, net of taxes	$320,454

For periods prior to the sale of the Company’s interest in Maidstone Bakeries, the Company was deemed to be the primary beneficiary of Maidstone Bakeries and, accordingly, consolidated the results of Maidstone Bakeries (see note 21). Post-sale, the Company is no longer deemed the primary beneficiary of Maidstone Bakeries and, accordingly, the Company has not consolidated Maidstone Bakeries subsequent to the sale of its 50% interest.

In connection with the sale of the Company’s interest in Maidstone Bakeries, the Company allocated $30 million to restaurant owners to support the Company’s key relationship with restaurant owners, which was recorded as a reduction of Sales on the Consolidated Statement of Operations and recorded in Accrued liabilities, Other on the Consolidated Balance Sheet in fiscal 2010. This amount was distributed to restaurant owners during the first quarter of 2011 (see note 13).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net includes the following:

	2011	2010
Accounts receivable	$137,437	$146,059
Other	37,468	37,165

	174,905	183,224
Allowance	(1,238)	(1,219)

Accounts receivable, net	$173,667	$182,005

The carrying amount of the accounts receivable approximates fair value due to the short-term nature of these balances.

NOTE 6 NOTES RECEIVABLE, NET

Notes receivable arise primarily from the financing of FIP Notes and, to a lesser extent, from notes receivable on various equipment and other financing programs. The FIP Notes are generally non-interest bearing. In many cases, the Company will choose to hold a FIP Note beyond the prescribed period to help a restaurant owner achieve certain profitability targets, or to accommodate a restaurant owner seeking to obtain third-party financing. If the restaurant owner does not repay the FIP Note, the Company is able to take back ownership of the restaurant and equipment based on the underlying franchise agreement, which collateralizes the FIP Note and, therefore, minimizes the credit risk to the Company.

The need for an allowance for uncollectible amounts is reviewed quarterly and on a specific restaurant owner basis using information available to the Company, including past-due balances, whether the Company has extended the FIP Note beyond the prescribed period, granted a concession, restaurant sales and profitability targets, collateral available as security, and the financial strength of the restaurant owner. An allowance is recorded for FIP Notes receivable, both principal and imputed interest, when amounts are identified as either uncollectible or impaired. For impaired FIP Notes, the Company has established an allowance for the difference between the net investment in the FIP Note and the current value of the underlying collateral of the FIP Note, which is based on the current value of the underlying business and its equipment.

The following tables detail the Company’s Notes receivable balances as at January 1, 2012 and January 2, 2011:

	As at
	January 1, 2012			January 2, 2011
Portfolio Segment	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
FIPs	$24,756	$(16,219)	$8,537	$35,218	$(24,469)	$10,749
Other(1)	6,765	0	6,765	5,870	0	5,870

Notes receivable	31,521	(16,219)	15,302	41,088	(24,469)	16,619

Allowance(3)			(2,001)			(265)

Notes receivable, net			$13,301			$16,354

Current portion, net			(10,144)			(12,543)

Long-term portion, net, discounted			$3,157			$3,811

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

	As at
	January 1, 2012			January 2, 2011
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP Notes and other)	$10,471	$(3,121)	$7,350	$16,493	$(6,832)	$9,661
Past due status < 90 days (FIP Notes)	1,276	(686)	590	4,432	(3,422)	1,010
Past due status > 90 days (FIP Notes)	19,774	(12,412)	7,362	20,163	(14,215)	5,948

Notes receivable	31,521	(16,219)	15,302	41,088	(24,469)	16,619

Allowance(3)			(2,001)			(265)

Notes receivable, net			$13,301			$16,354

(1)	Other notes receivable relate primarily to notes receivable on various equipment and other financing programs.
(2)

In cases where the Company is considered to be the primary beneficiary of a VIE, the Company is required to consolidate that VIE. As such, various intercompany assets and liabilities between these VIEs and the Company are eliminated upon consolidation. The most significant of these are the notes payable to the Company, which reduces the Notes receivable, net reported on the Consolidated Balance Sheet (see note 21).

(3)	The Company has recorded an allowance to reflect the current value of the underlying collateral of certain notes receivable, substantially all of which relates to past due FIP Notes.

NOTE 7 INCOME TAXES

The provision for income taxes for the fiscal years of 2011, 2010 and 2009 consisted of the following:

	Year ended
	January 1, 2012	January 2, 2011(1)	January 3, 2010
Current
Canadian	$157,685	$193,571	$144,959
Foreign	5,240	9,758	19,186

	162,925	203,329	164,145

Deferred
Canadian	(2,506)	(4,716)	3,771
Foreign	(2,565)	2,327	18,690

	(5,071)	(2,389)	22,461

	$157,854	$200,940	$186,606

(1)	Fiscal 2010 includes $40.6 million of taxes related to the sale of the Company’s interest in Maidstone Bakeries.

The foreign income tax expense for 2011, 2010 and 2009 was U.S. and European. Income before income taxes representing Canadian earnings in 2011, 2010 and 2009, were $536.1 million, $465.4 million, and $432.5 million, respectively. In addition, income subject to Canadian income tax in 2010 also included $361.1 million from the sale of the Company’s interest in Maidstone Bakeries.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The tax-effected temporary differences which gave rise to deferred tax assets and liabilities at each year end consisted of the following:

	2011	2010
Deferred tax assets
U.S. foreign tax credit carry-forwards(1)	$22,546	$2,683
Lease transactions	47,299	46,069
Property and equipment basis differences	10,758	14,599
Intangible assets basis differences	1,572	7,934
Stock-based compensation plans	4,379	1,491
Reserves not currently deductible	3,656	3,741
Deferred income	15,436	13,636
Loss carry-forwards	10,740	7,054
All other	1,063	888

	117,449	98,095
Valuation allowance(1)	(40,494)	(37,471)

	$76,955	$60,624

Deferred tax liabilities
Lease transactions	$34,022	$28,546
Property and equipment basis differences	24,775	17,670
Unremitted earnings – foreign operations(2)	197	2,742
Stock-based compensation plans	2,983	472
All other	2,108	881

	$64,085	$50,311

Net deferred tax assets	$12,870	$10,313

Reported in Consolidated Balance Sheet as:
Deferred income taxes – current asset	$5,281	$7,025
Deferred income taxes – long-term asset	12,197	13,730
Deferred income taxes – current liability	0	(2,205)
Deferred income taxes – long-term liability	(4,608)	(8,237)

	$12,870	$10,313

(1)

A valuation allowance in the amount of $40.5 million (2010 – $37.5 million) has been established primarily on deferred tax assets in the U.S. Although the Company’s foreign tax credit carry-forward in the U.S. increased during 2011 by approximately $20.0 million, other net deferred tax assets in the U.S., representing mainly property and equipment and intangible asset basis differences, decreased primarily as a result of the unwinding of the Company’s investment in certain markets in New England. This resulted in a net increase to the valuation allowance of approximately $3.0 million.

(2)	The Company has provided for deferred taxes at January 1, 2012 on approximately $9.0 million of undistributed earnings that are not indefinitely reinvested.

The Company periodically assesses the realization of its net deferred tax assets based on current and historical operating results, as well as expectations of future operating results. The Company has weighed both positive and negative evidence in determining whether to continue to maintain a valuation allowance on the deferred tax assets in the U.S. The Company’s determination to maintain a valuation allowance is based on what

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

it believes may be the more likely than not result. The Company will continue to assess the realization of the valuation allowance and may consider the release of the valuation allowance in the future based on the weight of all evidence at that time.

Deferred taxes are not provided for temporary differences that represent the excess of the carrying amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries, where the differences are considered indefinitely reinvested. These temporary differences may become taxable upon actual or deemed repatriation of earnings from the subsidiaries, or as a result of a sale or liquidation of subsidiaries which is not typical or planned. Determination of the deferred income taxes for these temporary differences is not practicable as the liability, if any, depends on circumstances existing if and when realization occurs. The amount of these temporary differences represented by undistributed earnings considered indefinitely reinvested in the foreign subsidiaries was approximately $213.0 million as at January 1, 2012. The Company did not have significant cash on hand as at January 1, 2012 in the foreign subsidiaries to distribute these earnings.

The tax affected loss carry-forwards as aforementioned are represented on a pre-tax basis as follows: the Company’s Canadian non-capital loss carry-forwards in the aggregate of $4.0 million will expire in 2029 through 2031 for federal and provincial purposes and U.S. state loss carry-forwards of approximately $143.0 million, the tax benefit of which is primarily offset by a valuation allowance, will expire in 2012 through 2031.

The Company’s U.S. foreign tax credits of $22.5 million will expire in 2016 through 2021.

A reconciliation of the 2011, 2010 and 2009 statutory Canadian and provincial income tax rates of 28.3%, 31.0% and 33.0%, respectively, is shown below:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Income before income taxes	$543,602	$848,058	$506,418
Statutory rate	28.3%	31.0%	33.0%
Income taxes at statutory rate	153,567	262,729	167,118
Taxation difference on foreign earnings	(560)	(4,771)	(12,116)
Provincial, state and local tax rate differentials	152	(2,380)	(4,483)
Change in reserves for uncertain tax positions	3,271	5,716	6,388
Deferred tax assets and other amounts not benefited for tax purposes(1)(2)	164	9,582	24,718
Tax differential on sale of interest in Maidstone Bakeries(3)	(1,403)	(71,483)	0
Other	2,663	1,547	4,981

Income taxes at effective rate	$157,854	$200,940	$186,606

Effective tax rate	29.0%	23.7%	36.8%

(1)	A valuation allowance was recorded in 2011 and 2010 on the asset impairment and closure costs.
(2)	2009 includes amounts related to U.S. deferred tax assets which would no longer be recognized as a result of the 2009 reorganization (see note 1).
(3)	2011 includes tax differential on the amortization of the supply agreement, 2010 includes tax differential on the sale of the Company’s interest in Maidstone Bakeries.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The cumulative amounts of unrecognized tax benefits (excluding related interest) as of January 1, 2012 and January 2, 2011 were $29.8 million and $25.9 million, respectively (long-term portion of $24.1 million, and $21.2 million, respectively). A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding related interest), is as follows:

	2011	2010
Balance at beginning of year	$25,949	$21,032
Additions based on tax positions related to the current year	2,259	5,146
Additions for tax positions of prior years	5,051	1,553
Reduction for tax positions of prior years	(1,148)	(672)
Reduction related to settlements with taxing authorities	(851)	(510)
Settlements and Reductions as a result of a lapse of applicable statute of limitations	(1,505)	(600)

Balance at end of year	$29,755	$25,949

Reported in the Consolidated Balance Sheet as:
Accrued liabilities, Taxes	$5,647	$4,723
Other long-term liabilities (note 13)	24,108	21,226

	$29,755	$25,949

Included in the balance of unrecognized tax benefits at January 1, 2012 are $3.1 million of uncertain tax positions for which ultimate deductibility or recoverability is highly certain but for which there is uncertainty about the timing of such deductibility or recoverability ($0.9 million as of January 2, 2011). The deferral of the deductibility or recoverability of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid or withheld would subsequently be recovered when the amounts become ultimately deductible or recoverable.

Of the $29.8 million unrecognized tax benefits at January 1, 2012, approximately $26.7 million would impact the effective tax rate over time, if recognized ($25.0 million as of January 2, 2011).

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2012 and January 2, 2011, the Company had accrued cumulatively approximately $8.3 million and $7.1 million, respectively, for the potential payment of interest and penalties. During fiscal 2011, the Company accrued an additional $1.2 million in tax expense related to interest and penalties ($0.8 million as of January 2, 2011).

For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA is currently conducting an examination of the 2005 and 2006 taxation years in respect of certain international issues related to transfer pricing. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for 2007 and subsequent taxation years. For U.S. federal tax purposes, the Company remains open to examination commencing with the 2008 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of 3 to 5 years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

It is reasonably possible that the total amount of unrecognized tax benefits will increase over the next twelve months by up to $4.3 million, plus interest and penalties, as a result of possible tax authority audit and appeal settlements primarily relating to the deductibility of interest and other business expenses. In addition, it is also reasonably possible that unrecognized tax benefits will decrease over the next twelve months by up to $7.1 million plus interest and penalties, as a result of possible tax authority audit settlements and expiry of statute of limitations primarily related to transfer pricing adjustments and capital gain adjustments. There could be fluctuations in the amount of unrecognized tax benefits over the next twelve months as a result of the timing of the settlement of these tax audits and appeals and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has made its estimates based on current facts and circumstances and cannot predict with sufficient certainty subsequent or changed facts and circumstances that may affect its estimates.

NOTE 8 INVENTORIES AND OTHER, NET

Inventories and other, net include the following as at January 1, 2012 and January 2, 2011:

	2011	2010
Raw materials	$49,450	$29,720
Work-in-process	0	204
Finished goods	77,440	56,935

	126,890	86,859
Inventory obsolescence provision	(844)	(1,052)

Inventories, net	126,046	85,807
Prepaids and other	10,953	14,905

Total Inventories and other, net	$136,999	$100,712

NOTE 9 PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, net of impairment charges, at 2011 and 2010 fiscal year ends consisted of the following:

	2011	2010
Land	$242,679	$232,899
Buildings and leasehold improvements	1,374,798	1,251,628
Restaurant and other equipment	165,920	150,589
Capital leases	186,757	160,138
Computer hardware and software	111,477	103,452
Advertising fund property and equipment	71,082	60,181
Manufacturing and other equipment	107,826	105,747
Construction-in-progress	30,788	34,895

	2,291,327	2,099,529
Accumulated depreciation and amortization	(827,562)	(725,859)

	$1,463,765	$1,373,670

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company capitalized $0.7 million of interest and other costs in property and equipment, primarily associated with the construction of new restaurants and the replacement distribution centre in Kingston (2010: $0.2 million, 2009: $0.4 million).

The Company’s cumulative capitalized software costs are $70.1 million and $64.6 million as at January 1, 2012 and January 2, 2011, respectively. These include certain costs associated with internally developed software, and are included in Computer hardware and software above. The net book value of these assets is $30.9 million and $32.5 million as at January 1, 2012 and January 2, 2011, respectively.

Capital leases are comprised primarily of buildings. The Company added $27.8 million of additional capital leased assets in 2011 (2010: $29.2 million).

In 2011 and 2010, the Company recorded pre-tax property and equipment impairment charges of $1.9 million and $17.8 million, respectively, related to certain markets within the New England region in the U.S. operating segment (see note 3).

NOTE 10 INTANGIBLE ASSETS, NET

The table below presents the Company’s intangible assets as of January 1, 2012 and January 2, 2011:

	2011	2010
Persona	$6,455	$6,455
Exclusivity rights and other license rights	4,428	4,196

	10,883	10,651
Accumulated amortization	(6,339)	(5,381)

	$4,544	$5,270

Total intangibles amortization expense was $1.0 million in 2011, $1.8 million in 2010, and $1.5 million in 2009. The estimated annual intangible amortization expense for 2012 through 2013 is approximately $0.9 million each year, and approximately $0.4 million each year through 2019, the reduction of which reflects Persona being fully amortized in 2013.

Persona

Persona represents the use of the name and likeness of Ronald V. Joyce, a former owner of the Company. The name and likeness are being amortized over a period of twelve years ending in 2013.

Exclusivity rights and other license rights

The Company has a collaborative arrangement with Kahala Franchise Corp. (“Kahala”), the franchisor of the Cold Stone Creamery brand in Canada and a separate master license arrangement with Kahala Franchising, L.L.C. in the U.S. The Company has the exclusive development rights in Canada, and certain rights to use licenses within the U.S., to operate ice cream and frozen confections retail outlets. Under the Canadian agreement, the Company acquired the exclusive Cold Stone Creamery® development rights in Canada for $4 million. This exclusivity right is being amortized over a period of 10 years ending in 2019, corresponding with the initial term of the agreement. Other license rights are being amortized over the term of the license.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 OTHER ASSETS

Other assets include the following as at January 1, 2012 and January 2, 2011:

	2011	2010
Bearer deposit notes(1)	$30,591	$14,977
TRS contracts (note 15)	9,286	4,253
Rent leveling	5,154	5,314
Other long-term assets	11,276	6,603

Total Other assets	$56,307	$31,147

(1)

The Company holds these notes as collateral to reduce the carrying cost of the TRS. If the TRS is unwound, a proportionate share of these notes would also unwind (see note 15). The fair value of these notes as at January 1, 2012 was $34.1 million.

NOTE 12 EQUITY INVESTMENTS

Combined summarized financial information for the Company’s investments accounted for using the equity method is shown below. These amounts are, in aggregate, at 100% levels. The net income amounts shown below generally exclude income tax expense as the majority of these investments pertain to a partnership or joint venture, in which case ownership percentage of earnings is attributed to the partner or joint venturer and the associated income tax is included in Income taxes on the Consolidated Statement of Operations.

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Income Statement Information
Revenues	$42,105	$41,189	$41,634
Expenses attributable to revenues	$(12,712)	$(13,366)	$(12,908)
Net Income	$29,067	$27,225	$27,524

	2011	2010
Balance Sheet Information
Current assets	$7,442	$6,455
Non-current assets	$89,379	$94,000
Current liabilities	$1,971	$1,604
Non-current liabilities	$9,671	$9,785

The Company’s most significant equity investment is its 50% joint-venture interest with Wendy’s International, Inc. (“Wendy’s”), which jointly holds real estate underlying Canadian combination restaurants (see note 24). In fiscal 2011, the Company received distributions of $15.0 million, representing the Company’s 50% share ($14.3 million in 2010 and $16.5 million in 2009).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 ACCOUNTS PAYABLE AND OTHER LIABILITIES

Included within Accounts payable are the following obligations as at January 1, 2012 and January 2, 2011:

	2011	2010
Accounts payable	$145,985	$116,884
Construction holdbacks and accruals	31,933	25,560

	$177,918	$142,444

Included within Accrued liabilities, Other are the following obligations as at January 1, 2012 and January 2, 2011:

	2011	2010
Tim Card obligations to guests	$125,316	$100,556
Deferred revenues, rent	2,015	23,501
Contingent rent expense accrual	12,698	13,057
Maidstone Bakeries supply contract deferred liability – current (note 4)	8,335	8,253
Restaurant closure cost accrual (note 3)	849	11,316
Amounts owing to restaurant owners (note 4)	0	30,000
Other accrued liabilities	30,102	22,980

	$179,315	$209,663

Other accrued liabilities include deferred revenues, deposits, and various equipment and other accruals, including as at January 1, 2012, $2.7 million of the $6.3 million charge with respect to the separation agreement with the Company’s former President and Chief Executive Officer (“CEO Separation Agreement”), which included severance charges, advisory fees, and other related costs and expenses.

Included within Other long-term liabilities are the following obligations as at January 1, 2012 and January 2, 2011:

	2011	2010
Maidstone Bakeries supply contract deferred liability (note 4)	$23,281	$31,616
Accrued rent leveling liability	29,564	26,544
Uncertain tax position liability(1) (note 7)	30,531	23,635
Stock-based compensation liabilities (note 19)	19,861	12,453
Other accrued long-term liabilities(2)	17,733	17,682

	$120,970	$111,930

(1)	Includes accrued interest of $6,423 and $2,409, respectively.
(2)	Other accrued long-term liabilities include deferred revenues, DSUs and various other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 14 LONG-TERM DEBT

The following table outlines the Company’s long-term debt obligations as at January 1, 2012 and January 2, 2011:

	2011	2010
Senior unsecured notes, series 1 (4.20% coupon rate)	$301,893	$302,241
Other debt	52,305	44,921

	$354,198	$347,162
Less: current portion(1)	(1,772)	(2,436)

Long-term debt	$352,426	$344,726

(1)	Excludes current portion due under capital leases of $8,229 and $7,501 as of January 1, 2012 and January 2, 2011, respectively.

In 2010, the Company repaid its $300 million term loan prior to maturity and without penalty. This prepayment was made primarily with net proceeds from the issuance of $300 million of Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”).

The Senior Notes were offered on a private placement basis in Canada with a term of 7 years, maturing June 1, 2017. In fiscal 2010, the Company issued $300 million of Senior Notes in two tranches for net proceeds of $302.3 million, which included a premium of $2.3 million. The premium, along with the loss on the interest rate forwards of $4.9 million (see below) and financing fees of approximately $1.8 million, were deferred and are being amortized to interest expense over the term of the Senior Notes. The effective yield, including all fees, premium and the impact of the interest rate forwards loss, is 4.45%.

The Senior Notes bear a fixed interest rate of 4.20% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the Trust Indenture, and, with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the Revolving Bank Facility (see below) dated December 13, 2010, and amended January 26, 2012, except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower and statutory preferred exceptions. The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For so long as the Borrower’s and TDL’s third-party revenues represent at least 75% of the consolidated revenues of the Company, as tested quarterly on a rolling twelve-month basis, TDL will remain the sole subsidiary guarantor. To the extent combined third-party revenues of these two entities is less than 75% of consolidated revenues, additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. In each case, the Borrower’s subsidiary with the highest gross revenue must be one of the guarantors. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions), and limiting the Company’s ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements), but there are no financial covenants.

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

In fiscal 2010, the Company entered into interest rate forwards with a notional amount of $195 million as a cash flow hedge to limit the interest rate volatility in the period prior to the issuance of the Senior Notes (see note 15).

In fiscal 2006 and fiscal 2007, in connection with the term loan, the Company entered into interest rate swaps, which were used to fix a portion of the variable rate Term Debt. Upon prepayment of the term loan, the Company settled these interest rate swaps (see note 15).

The five-year Revolving Bank Facility (“Revolver”), as amended, is with a syndicate of 7 Canadian and U.S. financial institutions of which Canadian financial institutions hold approximately 64% of the total funding commitment. The Revolver has the same guarantee structure as the Senior Notes and may be drawn by the Borrower or TDL and, as such, has a Tim Hortons Inc. guarantee that cannot be released. The Revolver consists of $250.0 million (which includes $25.0 million overdraft availability and $25.0 million letter of credit facility). The Revolver is undrawn, except for approximately $7.1 million (2010: $9.6 million) to support standby letters of credit and is available for general corporate purposes. The Company incurs commitment fees, whether the facility is used or unused. Under the Revolver, the commitment fees vary according to the Company’s credit rating on its Senior Notes and, as at January 1, 2012 and January 2, 2011, equaled 0.38% of the facility amount.

The Company amended its Revolver on January 26, 2012 (the “Amendment”). The Amendment reduced the current annual facility fee payable to 0.20% of the facility amount and extended the maturity date to January 26, 2017.

The Revolver provides variable rate funding options including bankers’ acceptances or LIBOR plus a margin. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under the Revolver can cause the borrowing to be the base rate which has a floor of one month LIBOR plus one percent. This facility does not carry a market disruption clause.

The Revolver contains various covenants which, among other things, require the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as at January 1, 2012.

The consolidated maximum debt coverage ratio is computed as consolidated total debt divided by net income before interest expense, taxes, depreciation and amortization, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes (without duplication) all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities (excluding those scheduled in the revolving Credit Facility).

The minimum fixed charge coverage is computed as net income excluding net income of VIEs and before interest expense, taxes, depreciation and amortization, rent expense, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges includes interest and rent expense.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Revolver contains certain covenants that limit the Company’s ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; enter into certain restrictive agreements; or pay dividends or make share repurchases if the Company is not in compliance with the financial covenants, or if such transactions would cause the Company to not be in compliance with the financial covenants.

Events of default under the Revolver include: a default in the payment of the obligations under the Revolver or a change in control of Tim Hortons Inc. Additionally, events of default for the Borrower, TDL or any future Guarantor include: a breach of any representation, warranty or covenant under the Revolver; certain events of bankruptcy, insolvency or liquidation; and any payment default or acceleration of indebtedness if the total amount of indebtedness unpaid or accelerated exceeds $25.0 million.

The Company’s total debt at January 1, 2012 and January 2, 2011 was $354.2 million and $347.2 million, respectively, which includes $47.9 million and $41.7 million at January 1, 2012 and January 2, 2011, respectively, of debt recorded in accordance with applicable lease accounting rules. The Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company helped to construct some of the structural elements of those restaurants. Accordingly, the Company has included the restaurant construction costs for these restaurants in property and equipment and recorded the lessor’s contributions to the construction costs for these certain restaurants as other debt. The average imputed interest rate for the debt recorded is approximately 15.7% (2010: 15.6%). The Company’s weighted average effective interest rate on total debt at January 1, 2012 is 6.0% (2010: 5.8%). In addition to debt recorded in accordance with applicable lease accounting rules and the Senior Notes or Term Debt, as applicable, the Company had other debt of $4.4 million and $3.2 million as at January 1, 2012 and January 2, 2011, respectively. The estimated fair value of the Company’s total debt was approximately $427.4 million and $381.0 million at January 1, 2012 and January 2, 2011, respectively.

Future maturities for the Company’s long-term debt, at January 1, 2012 are shown below.

Long-term debt
2012	$1,772
2013	1,987
2014	2,146
2015	2,427
2016	2,468
Later years	341,505

Total principal repayments	352,305
Premium—Senior Notes	1,893

Total	$354,198
Current Portion	(1,772)

$352,426

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 15 DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivatives

The Company may enter into derivative instruments with maturities ranging up to 7 years to hedge foreign exchange risk, interest rate risk, and the variability in cash flows related to the tandem SARs associated with stock options (see note 19).

Cash flow hedges

Forward currency contracts to sell Canadian dollars and buy US$176.4 million and US$116.3 million were outstanding as of January 1, 2012 and January 2, 2011, respectively, to hedge purchases in the ordinary course of business from third parties.

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

In connection with the Term Debt, the Company entered into interest rate swaps in the amount of $30.0 million and $100.0 million with multiple financial institutions in June 2007 and March 2006, respectively, to help manage its exposure to interest rate volatility. By entering into these interest rate swaps, the Company agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swaps essentially fixed a portion of the interest rate variability on the previously outstanding Term Debt. In connection with the repayment of the Term Debt, these interest rate swaps were settled in 2010, resulting in the reclassification of $1.6 million from Other comprehensive loss to Interest (expense).

Other derivatives

The number of the Company’s underlying common shares covered under TRS contracts is 807,900 as at January 1, 2012. The TRS do not qualify as accounting hedges; and, as such, they are adjusted to fair value each reporting period. Gains and losses on the fair value adjustment of the TRS are included in General and administrative expenses. Each TRS has a 7-year term, but each contract allows for partial settlements over the term, without penalty.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The tables below outline the Company’s outstanding derivatives and fair value measurements as at and for the years ended January 1, 2012 and January 2, 2011.

Financial Assets and Liabilities

The following table summarizes the classification and fair value of derivative instruments on the Consolidated Balance Sheet:

	As at
	January 1, 2012				January 2, 2011
	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value hierarchy	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$175,566	Level 2	$3,855	Accounts receivable, net	$119,302	Level 2	$(3,538)	Accounts payable

Income tax effect			(1,086)	Deferred income taxes (current)			1,087	Deferred income taxes (current)

Net of income taxes			$2,769				$(2,451)

Derivatives not designated as hedging instruments
TRS(2)	$30,591	Level 2	$9,286	Other long-term assets	$14,977	Level 2	$4,253	Other long- term assets
Forward currency contracts(3)	20,846	Level 2	904	Accounts receivable, net	0	N/A	0	N/A

	$51,437		10,190		$14,977		4,253

Income tax effect			(2,619)	Deferred income taxes (non- current)			(1,063)	Deferred income taxes (non- current)

Net of income taxes			$7,571				$3,190

N/A	Not applicable
(1)	Maturities as at January 1, 2012 range between January 2012 and December 2012.
(2)	Maturities of May 2015, May 2016, May 2017 and May 2018.
(3)

Maturities as at January 1, 2012 range between January 2012 and May 2012. These contracts ceased to qualify as highly effective cash flow hedges as the underlying transactions were not expected to occur as originally forecast.

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

The tables below summarizes the effects of derivative instruments on the Consolidated Statement of Comprehensive Income for the fiscal years ended January 1, 2012 and January 2, 2011, but excludes amounts related to ineffectiveness as they were not significant on a year-to-date basis:

	Year ended January 1, 2012
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments
Forward currency contracts	$3,243	$4,149	Cost of sales	$7,392
Interest rate forwards	0	691	Interest (expense)	691

Total	$3,243	$4,840		$8,083
Income tax effect	(1,001)	(1,344)	Income taxes	(2,345)

Net of income taxes	$2,242	$3,496		$5,738

	Year ended January 2, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Location on Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments
Forward currency contracts	$(5,647)	$3,519	Cost of sales	$(2,128)
Interest rate swaps	(1,106)	6,396	Interest (expense)	5,290
Interest rate forwards	(4,855)	410	Interest (expense)	(4,445)

Total	$(11,608)	$10,325		$(1,283)
Income tax effect	3,196	(3,368)	Income taxes	(172)

Net of income taxes	$(8,412)	$6,957		$(1,455)

(1)	Other comprehensive income.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments under ASC 815 resulted in a gain of $5.9 million and $3.7 million in 2011 and 2010, respectively. The gain associated with the TRS of $5.0 million and $3.7 million in 2011 and 2010, respectively was recorded as a reduction to General and administrative expenses, and the gain relating to the foreign currency contracts of $0.9 million and nil in 2011 and 2010, respectively, was recorded in Cost of sales on the Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Non-financial Assets and Liabilities

The following table summarizes the classification and fair value of non-financial assets and liabilities that were recorded at fair value on a non-recurring basis on the Consolidated Balance Sheet:

	As at January 1, 2012
	Fair value hierarchy	Fair value asset (liability)	Classification on Consolidated Balance Sheet
Long-lived assets(1)	Level 3	$2,353	Inventories and other
Long-lived assets(2)	Level 3	5,436	Property and equipment, net

Total		$7,789

(1)	The Company values its assets held for sale at the lower of historical cost and fair value less cost to sell. When applicable, fair value is generally based on third-party appraisals.
(2)

In fiscal 2011, the Company recorded asset impairment charges of $1.9 million relating to the long-lived assets of the Company’s Portland market in the New England region (see note 3). The most significant long-lived assets are property and buildings for which the fair value of the underlying real estate was estimated to be approximately $5.4 million. Management estimated the fair value of the real estate assets by using third-party property valuations. These valuations were based on a market comparison approach, which utilized a combination of individual comparative property sales in the region and estimated an applicable discount on the estimated fair value for consideration of potentially selling multiple properties in one or more transactions. As a result, these valuations are considered to be Level 3 valuations on the fair value hierarchy. A 10% change in management’s fair value estimate of the assets would either increase or decrease the value of the assets by less than $1 million.

NOTE 16 LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2052. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

Assets leased under capital leases and included in property and equipment, but excluding leasehold improvements, consisted of the following:

	2011	2010
Buildings	$177,465	$152,286
Other(1)	9,292	7,852
Accumulated depreciation	(60,259)	(50,777)

Balance as of end of year	$126,498	$109,361

(1)	Includes capital leases of the Advertising Fund (see note 21).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At January 1, 2012, future minimum lease payments for all leases, and the present value of the net minimum lease payments for all capital leases, were as follows:

	Capital Leases	Operating Leases
2012	$16,307	$77,211
2013	17,289	79,265
2014	15,851	75,034
2015	15,719	74,916
2016	12,907	58,781
Later years	108,924	517,879

Total minimum lease payments	$186,997	$883,086

Amount representing interest	(83,905)

Present value of net minimum lease payments	103,092
Current portion	(8,229)

	$94,863

Of the total minimum lease obligations noted above, the Company has minimum lease receipts under non-cancelable subleases with lessees of $124.3 million for capital leases and $534.8 million for operating leases.

Rent expense consists of rentals for premises and equipment leases. Rent expense for each year is included in operating expenses and amounted to:

	Fiscal Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Minimum rents	$89,329	$84,836	$80,133
Contingent rents	74,549	71,492	68,026

	$163,878	$156,328	$148,159

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to the related restaurant owners. Lease terms are generally ten years with one or more five year renewal options. The restaurant owners bear the cost of maintenance, insurance, and property taxes.

Company assets included in property and equipment which are leased under operating or capital leases as at January 1, 2012 and January 2, 2011, consisted of the following:

	2011	2010
Land	$174,292	$174,038
Buildings and leasehold improvements	1,228,026	1,138,627
Restaurant equipment	62,993	60,995

	1,465,311	1,373,660
Accumulated depreciation	(538,511)	(480,449)

	$926,800	$893,211

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At January 1, 2012, future minimum lease receipts were as follows:

Operating Leases
2012	$229,923
2013	203,695
2014	168,860
2015	138,284
2016	105,581
Later years	221,099

Total	$1,067,442

Rental income for each year is included in rents and royalties revenues and amounted to:

	Fiscal year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Minimum rents	$291,557	$268,980	$256,358
Contingent rents	242,101	235,056	216,389

	$533,658	$504,036	$472,747

NOTE 17 COMMITMENTS AND CONTINGENCIES

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

The Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances and also the issuance of letters of credit and surety bonds. Such agreements are with lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial, consulting and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of the respective agreements. The Company believes that the resolution of any such claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, asserted damages of approximately $1.95 billion. Those damages were claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The 2

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

motions were heard in August and October 2011. On February 24, 2012, the Court granted the Company’s motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. The Court also found that certain aspects of the test for certification of the action as a class proceeding had been met, but all of the underlying claims were nonetheless dismissed as part of the aforementioned summary judgment decision. The Company’s view of this litigation from the outset was that the plaintiffs’ claims were without merit and would not be successful. The Court’s dismissal of the plaintiffs’ claims by way of summary judgment confirms the Company’s position.

While the Court found in favour of the Company on all claims, if the matter is appealed and if the appeal is determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial however, if the matters were determined adversely to the Company at trial and that determination was upheld by final order after appeals, it is possible that the claims could have a material adverse impact on the Company’s financial position or liquidity.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of any outstanding legal proceedings based on the amounts that are determined by the Company to be reasonably possible and estimable are not significant and are included in Accounts payable on the Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 18 COMMON SHARES

Details of the Company’s classes of shares include the following as at January 1, 2012 and January 2, 2011:

	2011	2010
Common shares issued, $2.84 stated value per share (Authorized: unlimited)	157,814,980	170,664,295
Class A preferred shares issued (Authorized: unlimited shares, issuable in series)	0	0
Common shares held in Trust, at cost	277,189	278,082

Share repurchase programs

On February 23, 2011, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (“2011 Program”) for up to $445 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of the Company’s public float, as defined in the TSX Company Manual as at February 17, 2011. The Company’s common shares were purchased under the 2011 Program through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

considerations. Repurchases are being made on the TSX, the NYSE, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements. The 2011 Program is due to terminate on March 2, 2012, or earlier if the $445 million or the 10% share maximum is reached. The 2011 Program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of common shares or the dollar value of common shares that may be repurchased under the 2011 Program. The common shares purchased pursuant to the 2011 Program have been cancelled.

Details of the shares repurchased under the Company’s publicly announced share repurchase programs are as follows:

	Shares	Amount	Average Cost
	(in thousands)		(in dollars)
2009 Program
Fiscal 2009(1)	4,238	$130,102	$30.70
Fiscal 2010(2)	1,166	36,647	31.43

	5,404	166,749	30.86
2010 Program
Fiscal 2010(2)	5,489	$205,948	$37.52
Fiscal 2011(2)	3,909	162,970	41.69

	9,398	368,918	39.26
2011 Program
Fiscal 2011(2)	8,940	$409,482	$45.80

(1)

Prior to the reorganization of the Company, approximately $16.7 million Common shares were repurchased in fiscal 2009, which were recorded as treasury shares and subsequently cancelled upon completion of the reorganization. After the reorganization, approximately $113.4 million of common shares were repurchased in fiscal 2009, of which $10.4 million reduced the stated value of Common shares and the remainder were recorded as a reduction to Retained earnings.

(2)

Approximately $572.5 million and $242.6 million of Common shares were repurchased in fiscal 2011 and 2010, respectively, of which $36.5 and $18.8 million reduced the stated value of Common shares and the remainder was recorded as a reduction to Retained earnings.

Shares held in Trust

The Company established the TDL RSU Employee Benefit Plan Trust (the “Trust”), to purchase and retain shares to satisfy the Company’s obligation to deliver shares to settle the awards for most Canadian employees (see note 19). A broker engaged by the trustee of the Trust purchased shares on the open market, as set forth below. These shares will be held by the Trust until the RSUs vest, at which time they will be disbursed to certain Canadian employees. Occasionally, the Trust may sell shares to the Company to facilitate the remittance of the associated employee withholding obligations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table outlines the activities of the Trust:

	Shares	Amount	Average Cost
	(in thousands)		(in dollars)
Fiscal 2009
Opening balance	358	$12,287	$34.30
Purchased	25	713	28.94
Disbursed or sold	(104)	(3,563)	34.15

Closing balance	279	$9,437	$33.89

Fiscal 2010
Opening balance	279	$9,437	$33.89
Purchased	91	3,252	35.43
Disbursed	(92)	(3,147)	34.13

Closing balance	278	$9,542	$34.31

Fiscal 2011
Opening balance	278	$9,542	$34.31
Purchased	61	2,797	45.98
Disbursed	(62)	(2,203)	35.68

Closing balance	277	$10,136	$36.57

The cost of the purchase of common shares held by the Trust has been accounted for as a reduction in outstanding common shares (see note 21).

Share purchase rights

Pursuant to our shareholder rights plan (the “Rights Plan”), one right to purchase a common share (a “Right”) has been issued in respect of each of the outstanding common shares and an additional Right will be issued in respect of each additional common share issued prior to the Separation Time (as defined below). The purpose of the Rights Plan is to provide holders of our common shares, and our Board of Directors, with the time necessary so that, in the event of a take-over bid (the Canadian term for a tender offer) of the Company, alternatives to the bid which may be in the best interests of our Company are identified and fully explored.

The Rights will become exercisable and begin to trade separately from the associated common shares at the “Separation Time,” which is generally the close of business on the tenth trading day after the earliest to occur of: (a) a public announcement that a person or a group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding common shares other than as a result of (i) a reduction in the number of common shares outstanding, (ii) a Permitted Bid or Competing Permitted Bid (both as defined in the Rights Plan), (iii) acquisitions of common shares in respect of which the Company’s Board of Directors has waived the application of the Rights Plan, or (iv) other specified exempt acquisitions in which shareholders participate on a pro rata basis; (b) the date of commencement of, or the first public announcement of an intention of any person to commence, a take-over bid where the common shares subject to the bid, together with common shares owned by that person (including affiliates, associates and others acting jointly or in concert therewith) would constitute 20% or more of the outstanding common shares; and (c) the date upon which a Permitted Bid or Competing Permitted Bid ceases to be such.

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

NOTE 19 STOCK-BASED COMPENSATION

Total share-based awards of 1.8 million have been made under the 2006 Plan during fiscal years 2009 through 2011 to officers and certain employees, of which 0.5 million were granted as RSUs and 1.3 million as stock options with tandem SARs. Dividend equivalent rights have accrued on the RSUs. A total of 2,900,000 common shares were authorized under the 2006 Plan, of which 1,487,757 share-based awards remain outstanding as at January 1, 2012.

Total stock-based compensation expense included in General and administrative expense on the Consolidated Statement of Operations is detailed as follows:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Restricted stock units	$6,247	$6,475	$5,715
Stock options and tandem SARs	9,055	5,838	1,830
Deferred stock units	2,021	1,950	1,324

Total stock-based compensation expense	$17,323	$14,263	$8,869

The Company uses TRS as economic hedges for a portion of its outstanding stock options with tandem SARs and substantially all of its DSUs (see note 15). The Company recognized gains relating to the TRS of $5.0 million, $3.7 million and $0.5 million in 2011, 2010 and 2009, respectively.

Details of stock-based compensation grants and settlements in fiscal 2011, 2010 and 2009 are set forth below.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted stock units

The following is a summary of activity for RSUs granted to employees under the Company’s 2006 Plan for the years ended January 3, 2010, January 2, 2011 and January 1, 2012:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance at December 28, 2008	406	$33.82

Granted	140	$28.87
Dividend equivalent rights	5	30.54
Vested and settled	(234)	34.41
Forfeited	(5)	32.16

Balance at January 3, 2010	312	$31.15

Granted	189	$35.04
Dividend equivalent rights	5	36.55
Vested and settled	(204)	32.48
Forfeited	(9)	31.38

Balance at January 2, 2011	293	$32.83

Granted	165	$45.76
Dividend equivalent rights	5	45.53
Vested and settled	(138)	30.24
Forfeited	(19)	36.69

Balance at January 1, 2012	306	$40.91

The fair market value of each award prior to November 2009 was based on the mean of the high and low prices of the Company’s common shares traded on the TSX on the day of grant. Grants vest over a maximum 30-month period or shorter. In November 2009, the fair market value of each award was changed to the closing price of the Company’s common shares traded on the TSX on the first business day preceding the grant date.

RSUs are settled by the Company with the participant, after provision (on the account of the participant) for the payment of participant’s minimum statutory withholding tax requirements, primarily by way of disbursement of shares from the Trust (see note 18); or, to a much lesser extent, by one of the following means: (i) the reissuance of treasury shares (for periods prior to the completion of the reorganization); or (ii) by way of an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities requirements and other factors are also considered.

As of January 1, 2012, total unrecognized compensation cost related to non-vested RSUs outstanding was $4.9 million (2010: $4.2 million) and is expected to be recognized over a weighted-average period of 1.4 years (2010: 1.4 years). The Company expects substantially all of the outstanding RSUs to vest. A total of 138,000 RSUs vested in 2011 (2010: 204,000) with a grant value of $4.2 million (2010: $6.6 million).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Deferred stock units

Non-employee members of the Company’s Board of Directors receive the equity portion of their Board retainers, and may elect to receive the remainder of their Board and Committee compensation, in the form of DSUs. The following is a summary of DSU activity granted under the Company’s 2006 Non-Employee Director Deferred Stock Unit Plan for the years ended January 3, 2010, January 2, 2011 and January 1, 2012:

	Deferred Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance at December 28, 2008	39	$34.45
Granted	43	31.03
Dividend equivalent rights	1	30.57

Balance at January 3, 2010	83	$32.64
Granted	28	36.00
Dividend equivalent rights	1	36.98
Settled	(5)	32.51

Balance at January 2, 2011	107	$33.57
Granted	22	46.13
Dividend equivalent rights	2	45.78

Balance at January 1, 2012	131	$35.80

As at January 1, 2012, the total fair value liability for DSUs was $6.5 million ($4.4 million in 2010) and is included in Other long-term liabilities on the Consolidated Balance Sheet.

Stock options and tandem stock appreciation rights

The table below reflects the stock option/SAR awards approved by the Human Resource and Compensation Committee and granted to officers of the Company as well as the exercise activity associated with such awards:

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance at December 28, 2008	167	$33.02
Granted	560	28.92

Balance at January 3, 2010	727	$29.86
Granted	403	35.23
Exercised	(35)	28.87
Forfeited	(9)	32.24

Balance at January 2, 2011	1,086	$31.87
Granted	339	45.76
Exercised	(224)	30.56
Forfeited	(19)	35.10

Balance at January 1, 2012	1,182	$36.05

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table provides a summary of stock options/SARs outstanding:

Stock option/SARs Expiration Date	Stock Options with SARs	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life
	(in thousands)	(in dollars)	(in thousands)	(in years)
May 15, 2015	120	$33.02	$1,963	4.0
May 15, 2016	363	28.89	7,427	4.4
May 15, 2017	364	35.23	5,140	5.4
May 15, 2018	335	45.76	1,192	6.4

Total stock options/SARs outstanding at January 1, 2012	1,182	$36.05	$15,722	5.2

Total stock options/SARs exercisable at January 1, 2012	408	$31.73	$7,198	5.0

A total of 224,000 vested SARs were exercised and cash-settled for approximately $3.7 million in 2011 (35,000 for $0.3 million in 2010 and nil in 2009). The associated options were cancelled. As at January 1, 2012, the total fair value liability for stock options/SARs outstanding was $13.4 million ($8.0 million in 2010) and is included in Other long-term liabilities on the Consolidated Balance Sheet.

For purposes of the Black-Scholes-Merton option pricing model, grants are segregated by grant date and based on retirement eligibility, and the assumptions are adjusted accordingly. All options with tandem SARs granted to date vest over 3 years and expire 7 years from the date of issuance, provided that if an employee retires, the term decreases to the earlier of four years after retirement or expiration of the original term. The fair value of these awards was determined at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

	Year ended
	January 1, 2012	January 2, 2011
Expected share price volatility	16% – 22%	13% – 24%
Risk-free interest rate	1.0% – 1.1%	1.4% – 2.3%
Expected life	1.7 – 3.9 years	0.9 – 4.4 years
Expected dividend yield	1.4%	1.3%
Closing share price (in dollars)	$49.36	$44.10

Expected share price volatility was estimated by using the Company’s historical share price volatility for a period similar to the expected life of the option as determined below.

The risk-free interest rate was referenced from Government of Canada bonds with a maturity period similar to the expected life of the options. If an exact match in maturity was not found, the closest two maturities, one before and one after the expected life of the options, were used to extrapolate an estimated risk-free rate.

Expected life is based on the simplified method of estimating a stock option term as there is insufficient historical detail to be used as an alternative basis to estimating the term.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Expected dividend yields are based on current, approved dividends expressed as a percentage of either the exercise price or the closing price at the end of the fiscal period, depending on the date of the assumption.

The closing share price is quoted from the TSX.

As of January 1, 2012, total unrecognized compensation cost related to non-vested stock options outstanding was $3.6 million (2010: $4.4 million) and is expected to be recognized over a weighted-average period of 1.7 years (2010: 2.2 years). The Company expects substantially all of the remainder of the outstanding stock options to vest. A total of 369,000 (2010: 242,000) stock options/SARs vested in 2011, with an intrinsic value of $6.5 million (2010: $2.7 million).

NOTE 20 RETIREMENT PLANS

Certain Company employees participate in various defined contribution plans. Costs for Company employees participating in these plans were approximately $6.9 million, $6.9 million and $6.6 million for 2011, 2010 and 2009, respectively. These costs are included in General and administrative expense on the Consolidated Statement of Operations.

NOTE 21 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company enters into arrangements, called operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but the Company is the owner of the equipment, signage and trade fixtures. The operator is required to pay a percentage of the restaurant’s weekly gross sales to the Company, thus exposing the Company to variability in rental and royalty revenues, net of relief, and in the collection of amounts due. The Company has the power to determine which operator will manage these restaurants and for what duration; and, generally, both the Company and the operator have the option to terminate the agreement upon 30 days notice. The Company is considered to be the primary beneficiary of such legal entities.

The Company has a FIP arrangement that was available to certain of the Company’s U.S. restaurant owners. In fiscal 2011, we generally transitioned from this arrangement to using our operating agreement model with new restaurant owners (see note 6). The FIP arrangement allows a restaurant owner to finance both the initial franchise fee and the purchase of certain equipment, signage and trade fixtures. The FIP arrangement is not available to restaurant owners governed by an operator agreement. The FIP Restaurant Owners may not have a significant amount of initial capital within their legal entities that is not financed directly by the Company. To supplement the FIP Note, the Company may offer additional relief and assistance to restaurant owners in developing markets in the U.S. where the brand is not yet established and the restaurants have lower sales levels. This additional relief may include assistance with costs of supplies, certain operating expenses, including rents and royalties, and, in certain markets, labour and other costs. The Company is considered to be the primary beneficiary in these circumstances since it absorbs losses and operating expenses of the FIP restaurant owner in the form of additional relief, which is netted in the Company’s rents and royalties revenues. The Company is also considered to have power since it determines which U.S. restaurant owners will participate in the FIP arrangement and which will be offered additional relief. If a FIP Note is extended beyond its initial term, this may cause the Company to re-evaluate its variable interest in the associated legal entity to determine if the primary beneficiary has changed. Notes receivable from these FIP restaurant owners, which are generally non-interest bearing, are included in the tables in note 6.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company has consolidated 309 and 259 primarily operator and FIP restaurants as at January 1, 2012 and January 2, 2011, respectively, or approximately 7.7% and 6.9% of the Company’s total systemwide restaurants, respectively.

Trust

In connection with RSUs granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The Company is considered to be the primary beneficiary of the Trust. Since inception, the Trust has been consolidated and the cost of the shares held by the Trust of $10.1 million and $9.5 million as at January 1, 2012 and January 2, 2011, respectively, has been accounted for as a reduction in outstanding common shares on the Consolidated Balance Sheet.

Advertising Funds

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its restaurant owners. The advertising funds are operated on behalf of the Company and its restaurant owners, with separate advertising funds administered for Canada and the U.S. The Company is the sole shareholder (Canada) and sole member (U.S.) and is considered to be the primary beneficiary of these funds, which have historically been consolidated. The revenues, expenses and cash flows of the advertising funds are generally netted in the Consolidated Statement of Operations and Cash Flows because the contributions to these advertising funds are designated for specific purposes and the Company acts as an agent with regard to these contributions. The assets and liabilities of these advertising funds have been consolidated. Company contributions to these advertising funds totaled $21.0 million, $13.7 million and $14.0 million in 2011, 2010 and 2009, respectively. Of these contributions $10.5 million, $9.5 million and $10.1 million in 2011, 2010 and 2009, respectively were related to VIE contributions. These advertising funds spent approximately $215.0 million, $198.4 million, and $190.2 million in 2011, 2010, and 2009, respectively. The following table summarizes actual contribution rates, based on a percentage of restaurant sales, to the advertising funds for franchised and Company-operated restaurants:

	Advertising Fund contribution rate(1) as of fiscal year-end
	2011	2010	2009
Canada	3.5%	3.5%	3.5	%(2)
U.S.	4.0%	4.0%	4.0%

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

On September 8, 2011, the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) entered into a $95.8 million revolving credit facility to be used to finance the acquisition and installation of LCD screens, media engines, drive through menu boards and ancillary equipment in our restaurants (“expanded menu board program”). The facility is not guaranteed by Tim Hortons Inc. or any of its subsidiaries, and is secured by the Ad Fund’s assets. The Ad Fund has borrowings of $9.9 million drawn upon this facility as at January 1, 2012. These funds have been used to purchase equipment of $4.4 million for the expanded menu board program.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table presents assets and liabilities associated with the Company’s consolidated restaurant VIEs (primarily operator and FIP restaurants), and advertising funds are presented on a gross basis, prior to consolidation adjustments:

	As at
	January 1, 2012		January 2, 2011
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$11,186	$0	$8,087	$0
Restricted assets—current	0	37,765	0	27,402
Other current assets	6,142	0	4,070	0
Property and equipment, net	19,492	20,814	31,240	12,497
Other long-term assets(1)	312	2,850	1,319	2,336

Total assets	$37,132	$61,429	$44,716	$42,235

Notes payable to Tim Hortons Inc.—current(1)	$15,370	$0	$22,833	$0
Restricted liabilities—current	0	59,420	0	41,026
Other current liabilities(1)	15,062	265	13,201	0
Notes payable to Tim Hortons Inc.—long-term(1)	849	0	1,635	0
Capital leases—long-term	0	463	0	468
Other long-term liabilities	3,966	1,281	1,406	741

Total liabilities	35,247	61,429	39,075	42,235

Equity of VIEs	1,885	0	5,641	0

Total liabilities and equity	$37,132	$61,429	$44,716	$42,235

(1)

Various assets and liabilities are eliminated upon the consolidation of VIEs, the most significant of which are the FIP Notes payable to Tim Hortons Inc., which reduces the Notes receivable, net reported on the Consolidated Balance Sheet.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by our creditors as they are not legally included within the Company’s general assets.

VIEs for which the Company is not the primary beneficiary

The Company also has investments in certain real estate ventures determined to be VIEs of which the Company is not the primary beneficiary. The most significant of these is TIMWEN Partnership, owned on a 50-50 basis by the Company and Wendy’s to jointly develop the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at one location, typically with separate restaurant owners operating the Tim Hortons and Wendy’s restaurants. Control is considered to be shared by both Tim Hortons and Wendy’s since all significant decisions of the TIMWEN Partnership must be made jointly.

These real estate ventures, including TIMWEN Partnership, are accounted for using the equity method (see note 12), based on the Company’s ownership percentages, and are included in Equity investments on the Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

VIEs is limited to the Company’s equity investments, which amounted to $43.0 million and $44.8 million as at January 1, 2012 and January 2, 2011, respectively. See note 24 for additional disclosure regarding transactions with TIMWEN Partnership.

VIEs for which the Company was previously the primary beneficiary

Maidstone Bakeries

The Company previously held a 50% joint-venture interest in Maidstone Bakeries. A significant portion of Maidstone Bakeries manufacturing activities either involves, or is conducted on behalf of, the Company to benefit the Tim Hortons restaurant chain. As such, the Company was subject to terms and conditions under various agreements, including the supply, license and service agreements. Prior to the Company’s disposition of its 50% interest in Maidstone Bakeries on October 29, 2010 (see note 4), the Company was considered to have power over Maidstone Bakeries since the Company determined which products were to be manufactured by Maidstone Bakeries, exclusively for Tim Hortons restaurants, and at pricing determined by both joint venture parties. Tim Hortons restaurant owners and operators currently purchase all of their par-baked donuts, TimbitsTM, pastries and a significant portion of other bread products from Maidstone Bakeries. For these reasons, the Company concluded that it was the primary beneficiary of Maidstone Bakeries prior to its disposition. The Company is no longer the primary beneficiary of Maidstone Bakeries and, accordingly, the Company has not consolidated Maidstone Bakeries subsequent to the sale of its 50% interest. Furthermore, Maidstone Bakeries is no longer considered a related party of the Company.

NOTE 22 SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and, therefore, the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. With the departure of the Company’s former President and Chief Executive Officer, the Company’s chief decision maker changed in the second quarter of 2011. Notwithstanding the foregoing, the current chief decision maker continues to view and evaluate the Company’s reportable segments as the geographic locations of Canada and the U.S. Each segment includes the gross operating results of all manufacturing and distribution operations that are located in their respective geographic locations.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

There are no inter-segment revenues included in the table below:

	Fiscal Year ended
	January 1, 2012	January 2, 2011(7)	January 3, 2010(7)
Revenues
Canada(1)	$2,414,069	$2,114,419	$1,914,210
U.S.	156,513	123,116	140,491

Total reportable segments	2,570,582	2,237,535	2,054,701
VIEs(2)	282,384	298,960	384,152

Total	$2,852,966	$2,536,495	$2,438,853

Segment Operating Income (Loss)
Canada(1)(2)	$607,749	$916,877	$542,018
U.S.(3)(4)	15,106	(18,363)	4,840

Reportable segment operating income	622,855	898,514	546,858
VIEs(2)(5)	3,531	26,534	27,762
Corporate charges(6)	(56,911)	(52,810)	(49,018)

Consolidated Operating Income	569,475	872,238	525,602
Interest, Net	(25,873)	(24,180)	(19,184)
Income Taxes	(157,854)	(200,940)	(186,606)

Net Income	385,748	647,118	319,812
Net Income Attributable to Noncontrolling Interests	2,936	23,159	23,445

Net Income Attributable to Tim Hortons	$382,812	$623,959	$296,367

Capital Expenditures
Canada(8)	$142,713	$105,670	$130,854
U.S.	38,554	27,242	29,604

	$181,267	$132,912	$160,458

(1)

Includes $361.1 million gain on sale of the Company’s 50% joint-venture interest in Maidstone Bakeries, partially offset by $30.0 million related to the amount committed to restaurant owners in 2010, which was recorded as a reduction in revenues.

(2)

The Company’s chief decision maker viewed and evaluated the performance of the Canadian segment with Maidstone Bakeries accounted for on an equity accounting basis, which reflects 50% of Maidstone Bakeries’ operating income. As a result, the net revenues and the remaining 50% of operating income of Maidstone Bakeries up to October 29, 2010, the date of disposition, were included in the VIEs line above $24.4 million and $26.2 million in 2010 and 2009, respectively, along with revenues and operating income or loss from our non-owned consolidated restaurants.

(3)

Includes asset impairment charges of $1.0 million in 2011 which primarily reflects current real estate values in the Company’s Portland market. In addition, approximately $1.5 million of accrued closure costs were reversed upon the substantial conclusion of closure activities related to the Company’s New England markets. Both of these items are included in Asset impairment and closure costs, net on the Consolidated Statement of Operations.

(4)	Includes an asset impairment charge and closure costs of $28.3 million in 2010 related to the Company’s Portland, Providence and Hartford markets, which were determined to be impaired.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

(5)	Includes an asset impairment charge of $0.9 million in 2011 related to VIEs in the Portland market.
(6)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the net operating results from the Company’s Irish, United Kingdom and GCC international operations, which continue to be managed corporately. In addition, the year-to-date period of 2011 includes $6.3 million of severance charges, advisory fees, and related costs and expenses with respect to the CEO Separation Agreement.

(7)	Comparative periods have been adjusted to reflect the change in classification between Corporate and Canada, noted above.
(8)	Includes $4.4 million of capital spending related to our Canadian Advertising Fund.

The following table provides a reconciliation of total reportable segment property and equipment, net and total assets to total consolidated property and equipment, net and total consolidated assets, respectively, as at and for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010:

	2011	2010	2009
Total property and equipment, net
Canada(1)	$1,060,341	$984,968	$921,262
U.S.(1)	352,599	324,600	356,560

Total reportable segment property and equipment, net	1,412,940	1,309,568	1,277,822
VIE property and equipment, net	15,435	25,252	156,712
Corporate property and equipment, net	35,390	38,850	59,498

Consolidated property and equipment, net	$1,463,765	$1,373,670	$1,494,032

	2011	2010	2009
Total Assets
Canada(1)	$1,653,371	$1,658,856	$1,326,708
U.S.(1)	457,079	424,089	478,395

Total reportable segment assets	2,110,450	2,082,945	1,805,103
VIE assets	32,909	37,868	226,470
Corporate assets	60,591	360,703	62,718

Consolidated total assets	$2,203,950	$2,481,516	$2,094,291

(1)	The Company’s chief decision maker views the assets of the Canadian and U.S. Advertising Funds as part of their respective geographic locations.

Corporate assets include a nominal amount of assets related to the Company’s wholly-owned Irish subsidiary, which continues to be managed corporately.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts are as follows:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Depreciation and amortization
Canada	$85,409	$78,279	$74,086
U.S.	21,041	21,394	21,999

Total reportable segments	106,450	99,673	96,085
VIEs	2,817	12,112	12,450
Corporate	6,602	6,600	4,940

	$115,869	$118,385	$113,475

Asset impairment—U.S.	$1,850	$17,770	$0

Sales consisted of the following:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Sales
Distribution sales(1)	$1,705,692	$1,434,104	$1,295,677
Company-operated restaurant sales	24,094	22,186	24,236
VIEs	282,384	298,954	384,152

	2,012,170	1,755,244	1,704,065

(1)	Fiscal 2010 included $30.0 million related to the amount committed to restaurant owners in 2010, which was recorded as a reduction in revenues.

Cost of sales consisted of the following:

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cost of Sales
Distribution cost of sales	$1,503,235	$1,279,911	$1,131,102
Company-operated restaurant cost of sales	24,720	22,514	27,542
Cost of sales from VIEs	246,152	224,980	306,200

Total Cost of Sales	$1,774,107	$1,527,405	$1,464,844

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 23 SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended
	January 1, 2012	January 2, 2011	January 3, 2010
Supplemental disclosures of cash flow information:
Interest paid	$29,807	$24,368	$21,097
Income taxes paid	$207,140	$158,646	$159,985
Non-cash investing and financing activities:
Capital lease obligations incurred	$27,789	$29,233	$13,847

NOTE 24 RELATED PARTY TRANSACTIONS

Included in contingent rent expense (see note 16) are expenses associated with the Company’s 50-50 joint venture with Wendy’s for the fiscal years ended 2011 and 2010 of $24.7 million and $24.0 million, respectively. The Company had $2.6 million of accounts payable outstanding with this joint venture as at January 1, 2012 ($2.4 million in 2010) and accounts receivable from this joint venture of $0.3 million ($0.1 million in 2010).

In addition, the Company had a $6.2 million note receivable outstanding as at January 3, 2010, which was repaid in 2010, from the trust fund holding plan assets in connection with the termination of the Company’s former supplemental executive retirement plan and settlement of account balances to the participants as a result thereof.

NOTE 25 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The amendments in this Update are effective for fiscal years, and interim periods, beginning after December 15, 2011. The adoption of this Update will not have a significant impact on our Consolidated Financial Statements other than some additional fair value hierarchy disclosures.

In June 2011, the FASB issued ASU No. 2011-05—Presentation of Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and beginning with this Annual Report, we have re-ordered our Consolidated Financial Statements so that the Consolidated Statement of Comprehensive Income immediately follows the Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Subsequently, in December 2011, the FASB issued ASU No. 2011-12, which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments and the effect of those reclassifications on the face of the financial statements. The adoption of this Update, absent the deferral, does not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures by requiring improved information about financial instruments that are either: i) offset in accordance with applicable GAAP; or ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this Update are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its Consolidated Financial Statements and related disclosures.

NOTE 26 QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011
	Q1	Q2	Q3	Q4
Revenues
Sales	$454,477	$498,058	$511,488	$548,147
Franchise revenues
Rents and royalties	167,830	185,389	188,956	191,042
Franchise fees	21,180	19,313	26,486	40,600

	189,010	204,702	215,442	231,642

Total revenues	643,487	702,760	726,930	779,789
Asset impairment and closure costs, net(1)	0	0	(372)	0
Other costs and expenses, net(2)	(522,884)	(559,542)	(573,752)	(626,941)

Operating income	$120,603	$143,218	$152,806	$152,848

Net income attributable to Tim Hortons Inc.(2)	$80,679	$95,549	$103,631	$102,953

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.48	$0.58	$0.65	$0.65

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

	2010
	Q1	Q2	Q3	Q4
Revenues
Sales	$405,948	$444,344	$468,000	$436,952
Franchise revenues
Rents and royalties	159,960	175,879	176,964	174,236
Franchise fees	16,704	19,639	25,556	32,313

	176,664	195,518	202,520	206,549

Total revenues	582,612	639,862	670,520	643,501
Asset impairment and closure costs, net(1)	(0)	(0)	(20,888)	(7,410)
Other costs and expenses, net	(454,876)	(490,011)	(516,622)	(535,525)
Gain on sale of interest in Maidstone Bakeries	0	0	0	361,075

Operating income	$127,736	$149,851	$133,010	$461,641

Net income attributable to Tim Hortons Inc.(3)	$78,889	$94,121	$73,828	$377,121

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.45	$0.54	$0.42	$2.19

(1)	See note 3 for additional details.
(2)	Includes $6.3 million of severance charges, advisory fees, and related costs and expenses with respect to the CEO Separation Agreement ($4.6 million after tax).
(3)

Includes an asset impairment of $20.9 million incurred in the third quarter of 2010 and $7.4 million of asset impairment and closure costs in the fourth quarter of 2010. The fourth quarter 2010 net income attributable to Tim Hortons Inc. also includes the after-tax gain on sale of the Company’s 50% joint-venture interest in Maidstone Bakeries of $320.5 million and $24.9 million of an after-tax expense related to the allocation to restaurant owners in connection with the Maidstone Bakeries sale.

SCHEDULE II

TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions)	Balance at End of Year
Fiscal year ended January 1, 2012:
Deferred tax asset valuation allowance	$37,471	$2,226	$797	$40,494
Allowance for doubtful accounts and notes	1,484	4,651	(2,896)	3,239
Inventory reserve	1,052	689	(897)	844

	$40,007	$7,519	$(2,949)	$44,577

Fiscal year ended January 2, 2011:
Deferred tax asset valuation allowance	$58,639	$(18,938)	$(2,230)	$37,471
Allowance for doubtful accounts and notes	1,794	684	(994)	1,484
Inventory reserve	2,181	36	(1,165)	1,052

	$62,614	$(18,218)	$(4,389)	$40,007

Fiscal year ended January 3, 2010:
Deferred tax asset valuation allowance	$62,191	$4,703	$(8,255)	$58,639
Allowance for doubtful accounts and notes	2,125	423	(754)	1,794
Inventory reserve	1,402	1,338	(559)	2,181

	$65,718	$6,464	$(9,568)	$62,614

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	2011	2010
Valuation allowance, deferred income taxes	$40,494	$37,471
Deducted from accounts receivable and notes receivable, net	3,239	1,484
Deducted from inventories and other, net	844	1,052

	$44,577	$40,007

Report of Independent Registered Public Accounting Firm

To the Shareholders of Tim Hortons Inc.

We have audited the accompanying consolidated balance sheets of Tim Hortons Inc. and its subsidiaries as at January 1, 2012 and January 2, 2011 and the related consolidated statements of operations, equity, comprehensive income and cash flows for each of the years in the three-year period ended January 1, 2012 and the financial statement schedule listed in the index appearing under Item 15(a)(1) of the Annual Report on Form 10-K. We also have audited Tim Hortons Inc.’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these consolidated financial statements, the financial statement schedule and on the company’s internal control over financial reporting based on our integrated audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries as of January 1, 2012 and January 2, 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, Tim Hortons Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in Note 1 of the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities in the year ended January 2, 2011, due to the adoption of FASB Statement of Accounting Standards (SFAS) No. 167—Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), now codified within ASC 810. The Company has retroactively applied this standard to comparative periods.

(Signed) PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

February 27, 2012

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

As of January 1, 2012, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of January 1, 2012, that such disclosure controls and procedures were effective.

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

As of January 1, 2012, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2012.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of January 1, 2012, as stated in their report set forth in Part II, Item 8 of this Form 10-K on page 159 hereof.

Item 9B.	Other Information

As previously disclosed, on August 11, 2011, the Board of Directors approved the 2011 compensation of Mr. Paul D. House, as President and Chief Executive Officer, which included eligibility for a long-term incentive award in an aggregate amount of $2,000,000 at “target” under the Company’s 2006 Stock Incentive Plan (the “SIP”), which would be prorated to the period during which Mr. House served as President and CEO in 2011, and which would be reduced in value by the May 2011 RSU award of $200,000 previously granted to Mr. House, to be granted in 2012.

On February 23, 2012, consistent with the Board’s historical practice of making compensation decisions annually in February, in recognition of the fact that, since May 2011, Mr. House assumed immediate accountability for the success of the organization as its CEO and exhibited strong performance in this role to-date, the Board of Directors approved a change to Mr. House’s 2011 compensation, such that the 2011 long-term incentive compensation described above that is actually awarded to Mr. House would not be prorated, so he will receive the full (not prorated) long-term incentive award for the 2011 plan year, effective February 28, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information set forth below, will be included in the Company’s Form 10-K/A which will be filed no later than 120 days after January 1, 2012. Such information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Paul D. House	68	Executive Chairman, President and Chief Executive Officer	1985
Cynthia J. Devine	47	Chief Financial Officer	2003
David F. Clanachan	50	Chief Operations Officer, United States and International	1997
William A. Moir	63	Chief Brand and Marketing Officer	1990
Roland M. Walton	56	Chief Operations Officer, Canada	1997
John M. Hemeon	47	Executive Vice President, Supply Chain	2009
Jill E. Aebker	40	Senior Vice President, General Counsel and Secretary	2006
Stephen A. Johnston	54	Senior Vice President, Real Estate	2004
Brigid V. Pelino	48	Senior Vice President, Human Resources	2001

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected or retained as an officer, except in the event of a change in control of the Company, as provided in the Company’s Change in Control Agreements described in the 2012 management proxy circular under Compensation Discussion and Analysis and under Executive and Director Compensation. The executive officers of the Company are appointed by the Board of Directors.

Paul D. House joined the Company as Vice-President of Marketing in 1985 and occupied various senior management positions leading to his appointment in January 1993 as Chief Operating Officer. He then became President and Chief Operating Officer in 1995, and Chief Executive Officer in November 2005. Mr. House was named Chairman of the Board in February 2007. He was a director on the Wendy’s Board from 1998 through February 2007. Mr. House is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as the Advisory Board for Brock University Business School. Mr. House joined Dairy Queen® Canada in 1972 and held various management positions with that company, including to Vice-President of Canadian Operations, responsible for the business in Canada. Mr. House holds a B.A. in Economics from McMaster University. On March 1, 2008, Mr. House became Executive Chairman of the Company’s Board of Directors. Effective as of May 24, 2011, Mr. House was appointed to serve as the President and Chief Executive Officer of the Company.

Cynthia J. Devine joined the Company in 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, treasury, internal audit, tax and information systems for the Company. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. As of May 1, 2008, Ms. Devine was appointed as Chief Financial Officer and assumed additional accountability for the Company’s manufacturing operations and vertical integration strategy. These manufacturing operations include Maidstone Coffee, Fruition, Fruits and Fills, a fondant and fills facility, and the coffee plant in Hamilton, Ontario. Prior to joining the Company, Ms. Devine served as Senior Vice President, Finance for Maple Leaf Foods®, a large Canadian food processing company, and from 1999 to 2001, held the position of Chief Financial Officer for Pepsi-Cola® Canada. Ms. Devine, a Canadian Chartered Accountant, holds an Honours Business Administration degree from the University of Western Ontario. Ms. Devine is a member of the Board of Directors of ING Direct® Canada. In August 2011, Ms. Devine was elected as a Fellow of the Canadian Institute of Chartered Accountants for contributions to the Chartered Accountant profession.

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

William A. Moir joined the Company in 1990 as Vice President of Marketing, and was promoted to Executive Vice President of Marketing in 1997. As of May 1, 2008, Mr. Moir was appointed as Chief Brand and Marketing Officer, and as the President of the Tim Horton Children’s Foundation and assumed responsibility for research and development, aligning product research and innovation programs with the Company’s brand and marketing activities. Prior to joining the Company, Mr. Moir gained extensive marketing management experience, holding key positions with K-Tel®, Shell Oil® and Labatt Breweries®. He is a director and past Chairman of the Coffee Association of Canada, a director of The Trillium Health Centre Foundation, a director of the Baycrest Foundation, as well as the President of and a member of the Board of Directors of the Tim Horton Children’s Foundation. Mr. Moir holds an Honours Business degree from the University of Manitoba.

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

John M. Hemeon joined the Company in 2009 as Executive Vice President, Supply Chain, responsible for our supply chain infrastructure and operations, including distribution, transportation, and packaging and purchasing. Prior to joining the Company, Mr. Hemeon held positions of progressive accountability with Sysco Food Services® (including its predecessor companies) beginning in April 1984, including the position of Vice President, Business Review and Development of Sysco Toronto from July 2004 to January 2005, Senior Vice President of Sysco Food Services of Edmonton from January 2005 to July 2006, and Executive Vice President of Sysco Food Services of Edmonton from July 2006 to until April 2009. Mr. Hemeon holds an executive Master of Business Administration degree from the University of Guelph, Hospitality and Tourism Program.

Jill E. Aebker joined the Company in 2006 as Senior Counsel, Securities, Corporate Administration and Assistant Secretary, and shortly thereafter became Associate General Counsel and Assistant Secretary, after which she has been promoted to positions of progressive accountability including Corporate Secretary in March 2008, Deputy General Counsel and Secretary in February 2010, and Senior Vice President, Legal and Secretary in October 2011. As of February 22, 2012, Ms. Aebker was appointed as Senior Vice President, General Counsel and Secretary, as the head of our legal affairs. Prior to joining the Company, Ms. Aebker was corporate counsel at Wendy’s International, Inc. and practiced corporate and health care law for Squire Sanders LLP and Eastman & Smith Ltd. Ms. Aebker holds a Juris Doctor degree, a Master of Health Administration degree, and a Bachelor of Arts degree, all from The Ohio State University.

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

Brigid V. Pelino joined the Company in 2001 as Vice President, Human Resources, with responsibility for all aspects of Human Resource strategy for Canada, United States and internationally. She has been the Senior Vice President, Human Resources since May 2008. Prior to joining the Company, Ms. Pelino worked in increasingly senior level Human Resource positions for Canadian Tire Corporation®, Honeywell International® and General Electric®. Ms. Pelino holds an Honours Bachelors degree in Economics and Accounting and a Masters degree in Industrial Relations, both from the University of Toronto.

Other

All references to our website below do not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Certain Corporate Governance Documentation & Practices; Website Disclosure pursuant to NYSE Listed Company Manual

The Board of Directors has adopted and approved Principles of Governance, Governance Guidelines, Standards of Business Practices (Code of Ethics), Code of Business Conduct (applicable to directors) and written charters for its Nominating and Corporate Governance, Audit, and Human Resource and Compensation Committees. The Standards of Business Practices (Code of Ethics) applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent auditor (or for purposes of U.S. securities laws, independent registered public accounting firm). All of the foregoing documents are available on the Company’s investor website at www.timhortons-invest.com. A copy of the foregoing will be made available (without charge) to any shareholder upon request by contacting the Secretary of the Company at 874 Sinclair Road, Oakville, Ontario, L6K 2Y1.

Section 303A.11 of the NYSE Listed Company Manual

The Company is a Canadian reporting issuer and qualifies as a foreign private issuer for the purposes of the Exchange Act. Its common shares are listed on the NYSE and the TSX. As a result, the Company is subject to, and complies with, a number of legislative and regulatory corporate governance requirements, policies and guidelines, including those of the TSX, the Canadian Securities Administrators, the NYSE and the SEC, as applicable. In recent years, these legislative and regulatory bodies have proposed and, in many cases, implemented a number of new or modified rules, regulations and policies in the area of corporate governance. These include the corporate governance listing standards of the NYSE, the Sarbanes-Oxley Act of 2002, and the replacement of the TSX guidelines with the guidelines contained in National Policy 58-101 Corporate Governance Guidelines and disclosure requirements contained in National Instrument 58-101 Disclosure of Corporate Governance Practices.

The Company currently complies with the governance requirements of the NYSE applicable to U.S. domestic issuers listed on NYSE. Pursuant to Section 303A.11 of the NYSE Listed Company Manual, listed foreign private issuers, such as the Company, must disclose significant differences between their corporate governance practices and those required to be followed by U.S. issuers under the NYSE listing standards. The Company’s corporate governance practices comply with the NYSE requirements applicable to U.S. domestic issuers and are in compliance with applicable rules adopted by the SEC to give effect to the provisions of the

Sarbanes-Oxley Act of 2002. The Company also complies with applicable Canadian corporate governance requirements.

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

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We will be providing information required by Items 6.B and 6.E.2 of Form 20-F in our management proxy circular for our annual and special meeting to our shareholders and filing it with the System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, we will be furnishing our management proxy circular to the SEC on Form 8-K. Our executive compensation disclosure will be in compliance with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. Although we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, we generally attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure, with the exception that we have determined to monitor and follow the development of say on pay practices in Canada and, therefore, have not adopted the U.S. say on pay advisory vote on executive compensation in 2012. Information relating to executive compensation will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 1, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 1, 2012. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 1, 2012. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after January 1, 2012. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	and (2)—The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations—Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Consolidated Balance Sheet—January 1, 2012 and January 2, 2011.

Consolidated Statement of Cash Flows—Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Consolidated Statement of Stockholders’ Equity—Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Consolidated Statement of Comprehensive Income—Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Index to Exhibits.
The management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are denoted in the Index to Exhibits beginning on page 168.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 168.

(c)	The following Consolidated Financial Statement Schedule of Tim Hortons Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

TIM HORTONS INC.

By:	/S/ PAUL D. HOUSE	2/27/12
Paul D. House President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL D. HOUSE	2/27/12	/s/ CYNTHIA J. DEVINE	2/27/12
Paul D. House Director, Executive Chairman of the Board, and President and Chief Executive Officer		Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

/S/ M. SHAN ATKINS*	2/27/12	/s/ MICHAEL J. ENDRES*	2/27/12
M. Shan Atkins, Director		Michael J. Endres, Director

/S/ MOYA M. GREENE*	2/27/12	/s/ FRANK IACOBUCCI*	2/27/12
Moya M. Greene, Director		Frank Iacobucci, Lead Director

/S/ JOHN A. LEDERER*	2/27/12	/s/ DAVID H. LEES*	2/27/12
John A. Lederer, Director		David H. Lees, Director

/S/ RONALD W. OSBORNE*	2/27/12	/s/ WAYNE C. SALES*	2/27/12
Ronald W. Osborne, Director		Wayne C. Sales, Director

/S/ CATHERINE L. WILLIAMS*	2/27/12
Catherine L. Williams, Director

*By:	/S/ PAUL D. HOUSE	2/27/12
Paul D. House Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated herein by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009.

3(b)	By-Law No. 1 of the Registrant	Incorporated herein by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4(a)	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated herein by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4(b)	Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010.

4(c)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010.

4(d)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010.

4(e)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010.

10(a)	Amended and Restated Credit Agreement, dated as of September 28, 2009, among the Registrant, The TDL Group Corp., Tim Hortons USA Inc. and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

10(b)	Senior Revolving Credit Facility Agreement, dated as of December 13, 2010, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 16, 2010.

Exhibit	Description	Where found

10(c)	Amendment to Senior Revolving Credit Facility Agreement, dated as of January 26, 2012, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named herein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2012.

*10(d)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(e)	Form of Employment Agreement, as amended, by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(f)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10(z) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010.

*10(g)	Severance Agreement and Final Release, effective as of May 31, 2011, by and between Tim Hortons Inc. and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 6, 2011.

*10(h)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(i)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(j)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010	Incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(k)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(l)	Executive Annual Performance Plan, as amended effective February 23, 2012	Filed herewith.

*10(m)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective February 23, 2012	Filed herewith.

Exhibit	Description	Where found

*10(n)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009	Incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(o)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(p)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(q)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(r)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

10(s)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference to Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed with the Commission on February 27, 2006.

10(t)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

*10(u)	Form of Restricted Stock Unit Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010.

*10(v)	Form of Nonqualified Stock Option Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010.

*10(w)	Form of Restricted Stock Unit Award Agreement (2010 Performance Award—Named Executive Officers)	Incorporated herein by reference to Exhibit 10(aa) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010.

*10(x)	Form of Restricted Stock Unit Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011.

Exhibit	Description	Where found

*10(y)	Form of Nonqualified Stock Option Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011.

*10(z)	Acknowledgment, dated as of October 29, 2010, by and among CillRyan’s Bakery Limited, Prophy and Fosters Star Limited	Incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K for fiscal year ended January 2, 2011 filed with the Commission on February 25, 2011.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP	Filed herewith.

24	Powers of Attorney	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Denotes management contract or compensatory arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”