Form 10-K/A
period 2012-01-01
Tim Hortons Inc.
filed 2012-03-23
CIK 1345111

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

The aggregate market value of the common shares held by non-affiliates of the Registrant computed by reference to the price at which such shares were last sold, as of July 1, 2011, was Cdn.$7,681,493,043 (US$7,994,892,843).

Number of common shares outstanding as of February 21, 2012: 157,414,012

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 79-83.

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

The Company filed its Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (“2011 Form 10-K”) on February 28, 2012. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to include in the 2011 Form 10-K the Part III information not previously included in the 2011 Form 10-K.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2011 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2011 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2011 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, we also refer to Tim Hortons Inc. as “Tim Hortons,” “we,” “us,” “our,” “our corporation,” or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.

TIM HORTONS INC.

2011 FORM 10-K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of Registrant

The directors of the Company are as follows:

M. Shan Atkins Independent Age: 55 Residence: Long Grove, Illinois, United States Director Since: March 2007				M. Shan Atkins has been a Managing Director of Chetrum Capital LLC, a private investment firm, since 2001. From 1996 to 2001, Ms. Atkins held various positions with Sears Roebuck & Co., a major retailer, being promoted to Executive Vice President in 1999. Prior to joining Sears, Ms. Atkins spent 14 years with Bain & Company, Inc., an international management consulting firm, as a leader in Bain’s consumer and retail practice. Ms. Atkins began her career as a public accountant at what is now PricewaterhouseCoopers LLP, a major accounting firm, and has designations as a C.A. (Ontario) and C.P.A. (Illinois). Ms. Atkins has served as a member of the Queen’s University Advisory Board since the Spring of 2009. She has also been a director of Northwest Community Healthcare (“Northwest”) since 2001, and is a member of its audit and compliance committee. Ms. Atkins is also a member of Northwest’s nominating and compensation committee. Ms. Atkins holds a Bachelor of Commerce degree from Queen’s University in Kingston, Ontario, as well as a Master of Business Administration from Harvard University.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (HRCC) Nominating and Corporate Governance Committee (NCGC)
6 of 6	100%	HRCC: 6 of 6	100%
		NCGC: 3 of 4	75%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		The Pep Boys-Manny, Moe & Jack (NYSE) Spartan Stores Inc. (NASDAQ) Shoppers Drug Mart Corporation (TSX) (through May 2012)
10,317	1,000	$600,593		Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
222%				General retail; senior leadership; public company board; human resource and compensation; and, financial expertise.

Michael J. Endres Independent Audit Committee Financial Expert Age: 64 Residence: Columbus, Ohio, United States Director Since: April 2006				Michael J. Endres is a Managing Principal of Stonehenge Financial Holdings, Inc. (“Stonehenge”), a private equity firm that he co-founded in 1999. Prior to co-founding Stonehenge, Mr. Endres was Vice Chairman of Banc One Capital Holdings Corporation and Chairman of Banc One Capital Partners. Mr. Endres currently serves as a member of the board of directors of Worthington Industries, Inc. and Huntington Bancshares, Inc. Mr. Endres also serves on the Board of Trustees of OhioHealth Corporation, a large non-profit health system with multiple hospitals and related healthcare facilities and services, located in Ohio. He holds a Bachelor of Science degree from Miami University in Oxford, Ohio.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee (Chair) Executive Committee (not included for director attendance purposes)
6 of 6	100%	Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		Worthington Industries, Inc. (NYSE) Huntington Bancshares, Inc. (NASDAQ)
15,043	42,787	$3,069,038		Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
ProCentury Corporation (now a private company subsidiary of Meadowbrook Insurance Group, Inc.) (2005-2007) (NYSE)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
1,137%				Financial expertise; new business development, strategic initiatives and/or acquisitions; senior leadership; public company board; and, risk assessment and mitigation expertise.

Moya M. Greene Independent Age: 57 Residence: London, United Kingdom Director Since: February 2008				Moya M. Greene has been Chief Executive Officer of the Royal Mail, the U.K. government postal service, since July 2010, and prior thereto, was the President, Chief Executive Officer and a member of the Board of the Directors of Canada Post Corporation, the Canadian postal authority, since May 2005. She was also Vice Chair of Purolator and served on its Nominating and Corporate Governance Committee and Compensation Committee. From 2003 to 2004, Ms. Greene was Senior Vice President, Operational Effectiveness, of Bombardier Inc., a leading manufacturer of rail transportation equipment and aircraft. From 2000 to 2003, she was Senior Vice President, Chief Administrative Officer, Retail Products, at Canadian Imperial Bank of Commerce, a leading North American financial institution, and from 1996 to 2000, Managing Director, Infrastructure Finance and Public Private Partnership for TD Securities Inc., a leading Canadian financial services firm. Ms. Greene also has an extensive public service background, having served most recently as Assistant Deputy Minister for Transport Canada, the Canadian federal transportation authority, from 1991 to 1996 and, from 1989 to 1991, as Director, General Policy, for Human Resources and Social Development, Canada. She is a graduate of Osgoode Hall Law School and was recognized in 2003 by the National Post as one of Canada’s Top 100 influential women and in 2004 by the Ivey School of Business/Women Executive Network as one of the Top 40 female corporate executives in Canada.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee Human Resource and Compensation Committee (HRCC)
5 of 6	83%	HRCC: 6 of 6	100%
		Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
10,958	—	$581,541		None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
215%				General retail; senior leadership; financial expertise; government/regulatory; and, logistics, warehouse, and distribution expertise.

Paul D. House Executive Chairman, President and CEO Age: 68 Residence: Jordan, Ontario, Canada Director Since: 2006			Since May 24, 2011, Mr. House has served as our Executive Chairman and President and CEO. From March 1, 2008 to May 2011, Mr. House served as our Executive Chairman. Mr. House joined our corporation as Vice President of Marketing in 1985 and occupied various senior management positions leading to his appointment in 1993 as Chief Operating Officer. He became President and Chief Operating Officer in 1995 and Chief Executive Officer in November 2005. In 2007, he was appointed Chairman of the Board and Chief Executive Officer. Mr. House served on the Board of Directors of Wendy’s International, Inc. from 1998 through February 1, 2007. He is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as on the Advisory Board of the Brock University Business School. Mr. House joined Dairy Queen Canada in 1972 and held various management positions with that company including Vice President of Canadian Operations. Mr. House holds a Bachelor of Arts in Economics from McMaster University.
Board Attendance			Tim Hortons Inc. Board Committee Membership
Board Meetings Attended			Executive Committee (not included for director attendance purposes)
6 of 6		100%

Number of Tim Hortons Securities Beneficially Held			Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012	None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
N/A	170,903	$9,069,822	Wendy’s International, Inc. (1998-2007) (NYSE)
Stock Ownership Guideline Compliance			Relevant Skills, Experience, and Other Considerations
See pages 40 to 41 for executive officer stock ownership guideline compliance.			Franchised organization; brand and marketing; senior leadership; real estate; general retail; logistics, warehouse and distribution; restaurant industry; new business development and strategic alliances; and, public company board expertise.

The Hon. Frank Iacobucci Lead Director Since: February 2007 Independent Age: 74 Residence: Toronto, Ontario, Canada Director Since: February 2006	The Hon. Frank Iacobucci has been Counsel to Torys LLP, a major Canadian law firm, since July 2005. Mr. Iacobucci was the Chairman of Torstar
Corporation, a newspaper and book publishing company, from July 2005 until
May 2009. From September 2004 to June 2005, Mr. Iacobucci served as
Interim President of the University of Toronto while the search for a new university president was being conducted. From 1991 to 2004, Mr. Iacobucci served as a Justice of the Supreme Court of Canada. Mr. Iacobucci is Chair of
the Higher Education Quality Council of Ontario (from 2005 to present), is a
Board Member of Costi Immigration Services, and is a member of the
Advisory Committee of General Motors of Canada. Mr. Iacobucci is a member of the Law Society of Upper Canada and holds academic degrees from
Cambridge University and the University of British Columbia, and has been the recipient of numerous awards and honours from Canada, the United States, and Italy. In 2007, Mr. Iacobucci was made a Companion of the Order of
				Canada.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (HRCC) Nominating and Corporate Governance Committee (Chair) (NCGC) Executive Committee (not included for director attendance purposes)
6 of 6	100%	HRCC: 6 of 6	100%
		NCGC: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		None
				Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
26,940	6,607	$1,780,339		Torstar Corporation (2003-2009) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
659%				Governance and legal; public company board; government/regulatory; senior leadership; and, human resource and compensation expertise.

John A. Lederer Independent Age: 56 Residence: Toronto, Ontario, Canada Director Since: February 2007				John A. Lederer currently serves as President and Chief Executive Officer, and as a director, of US Foods, a position he has held since September 2010. He served as Chairman of the Board and Chief Executive Officer of Duane Reade, a privately held chain of retail pharmacies located primarily in the New York City area, from April 2008 to August 2010. Mr. Lederer served as President of Loblaw Companies Limited, Canada’s largest food distributor, from 2001 through September 2006 and also served as a director of Loblaw Companies Limited for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation, performance, innovation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute. He holds a Bachelor of Arts degree from York University. Mr. Lederer has served as a member of the Board of Directors of the Tim Horton Children’s Foundation since May 2008.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (HRCC) Nominating and Corporate Governance Committee (NCGC)
6 of 6	100%	HRCC: 5 of 6	83%
		NCGC: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		None
Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
17,622	15,120	$1,737,618		Loblaw Companies Limited (2002-2006) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
644%				Senior leadership; general retail; franchised organization; real estate; and, brand marketing expertise.

David H. Lees Independent Age: 67 Residence: Caledon, Ontario, Canada Director Since: February 2006	Dr. David H. Lees is the President and Chief Executive Officer of Cardinal
Health in Canada, a major medical product manufacturer, distributor and service provider, and the parent company of Source Medical Corporation and
Cardinal Health’s other Canadian operations. From 1999 to 2006, Dr. Lees served as President and Chief Executive Officer of Source Medical. Dr. Lees
was President, Chief Executive Officer and a director of Canada Bread
Company, Limited/Corporate Foods Limited, a Toronto Stock Exchange-
listed manufacturer and marketer of baked goods and other food products, from 1993 until 1999. From 1991 to 1995, Dr. Lees served as a director of
Maple Leaf Foods Inc. Dr. Lees holds a Doctorate of Philosophy in Food
Science from the University of Massachusetts, a Master of Science in
Agriculture from Macdonald College, McGill University, and a Bachelor of
				Science (Agriculture) from Macdonald College.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee Nominating and Corporate Governance Committee (NCGC)
5 of 6	83%	Audit: 4 of 4	100%
		NCGC: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		None
				Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
17,489	6,624	$1,279,677		None
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
474%				Senior leadership; manufacturing; logistics, warehouse, and distribution; public company board; and, financial expertise.

Ronald W. Osborne(1) Independent Audit Committee Financial Expert Age: 65 Residence: Toronto, Ontario, Canada Director Since: November 2008				Ronald W. Osborne has been the Chairman of the Board of Directors of Postmedia Network Canada Corp. and its subsidiary Postmedia Network Inc. (collectively, “Postmedia”) since July 2010. Postmedia is a publishing company, the assets of which were formerly owned by Canwest Global Communications Corporation. He is also a director, and from 2005 to November 30, 2011, was Chairman of the board of directors of Sun Life Financial Inc. (“Sun Life”), an international financial services organization, and Sun Life Assurance Company of Canada. Mr. Osborne intends to retire from the Sun Life board of directors at its 2012 annual meeting, which is expected to take place in May 2012. Mr. Osborne served as the President and Chief Executive Officer and a director of Ontario Power Generation Inc., an Ontario-based electricity generation company, from 1998 until December 2003. From 1996 to 1998, Mr. Osborne was a senior executive within the BCE Group of Companies, Canada’s largest communications conglomerate. From 1981 to 1994, Mr. Osborne held various positions at Maclean Hunter, including the position of Chief Executive Officer from 1986 until 1994. Mr. Osborne was also a partner of Clarkson Gordon, Chartered Accountants, in Toronto from 1979 until 1981. Mr. Osborne is a trustee of RioCan Real Estate Investment Trust. He is also a member, and until November 2010, was Chairman of the Board of Governors of the Corporation of Massey Hall. Mr. Osborne also serves as a director of Holcim (Canada) Inc. (formerly St. Lawrence Cement Group Inc.). He was also a director of Brookfield Renewable Power Inc. until November 2010. Mr. Osborne graduated from Cambridge University in England with a Bachelor of Arts degree. In 1972, he became a member of the Institute of Chartered Accountants of Ontario and a Fellow of the Institute in 1988.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Audit Committee
6 of 6	100%	Audit: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
Sun Life Financial Inc. (TSX; NYSE; Philippines) RioCan Real Estate Investment Trust (TSX) Postmedia Network Canada Corp. (TSX)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
9,220	3,000	$648,515

Brookfield Renewable Power Inc. (public debt) (2009-2010)

Four Seasons Holdings Inc. (formerly, Four Seasons Hotel Ltd.) (2003-2007)

(formerly listed on the TSX and NYSE)

Holcim (Canada) Inc. (formerly St. Lawrence Cement Group Inc.) (2004-current) (formerly listed on the TSX)

Nortel Networks Corp. (2005-2006) (formerly listed on the TSX and NYSE)

Shell Canada Limited (2001-2007) (formerly listed on the TSX)

Torstar Corporation (2003-2009) (TSX)

Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
240%				Governance and legal; financial expertise; senior leadership; new business development and strategic alliances; public company board; and, human resource and compensation expertise.

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

Wayne C. Sales Independent Age: 62 Residence: Jupiter, Florida, United States Director Since: April 2006	Wayne C. Sales has been the Chairman of the Board of Directors of
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
President, Marketing at Canadian Tire Retail, a subsidiary of Canadian Tire.
Mr. Sales is a graduate of Harvard Business School’s Advanced Management
				Program.
Board and Committee Attendance				Tim Hortons Inc. Board Committee Membership
Board Meetings Attended		Committee Meetings Attended		Human Resource and Compensation Committee (Chair) (HRCC) Nominating and Corporate Governance Committee (NCGC)
6 of 6	100%	HRCC: 6 of 6	100%
		NCGC: 4 of 4	100%

Number of Tim Hortons Securities Beneficially Held				Current Public Company Board Memberships (stock exchange listing(s) indicated in parentheses)
DSUs	Common Shares	Value of Securities Held at March 13, 2012		SUPERVALU Inc., Chairman (NYSE) Georgia Gulf Corporation (NYSE) Discovery Air Inc. (TSX)
				Other Public Company Board Memberships in Last Five Years (duration of service and stock exchange listing(s) indicated in parentheses)
17,399	11,998	$1,560,099		Canadian Tire Corporation Limited (2000-2006) (TSX)
Percentage of Achievement of Stock Ownership Guidelines ($270,000)				Relevant Skills, Experience, and Other Considerations
578%				General retail; senior leadership; franchised organization; brand and marketing; and, human resource and compensation expertise.

Catherine L. Williams (age 61; residence Calgary, Alberta, Canada) has notified the corporation that she will not stand for reelection due to conflicting business commitments. Ms. Williams will serve out her current term, which will end at the corporation’s annual and special meeting of shareholders to be held on May 10, 2012 (the “Meeting”). Ms. Williams has been a director since 2009. Ms. Williams has been a Managing Director of Options Capital Limited, a private investment company, since 2007. From 2003 to 2007, Ms. Williams was Chief Financial Officer for Shell Canada Limited, a subsidiary of Royal Dutch Shell. From 1984 to 2003, Ms. Williams held various positions with Shell Canada Limited, Shell Europe Oil Products, Shell Canada Oil Products and Shell International. Prior to 1984, Ms. Williams was a financial analyst for Nova Corporation and previously held various positions with the Bank of Canada. Ms. Williams currently serves as a director for Enbridge Inc., for which she is also a member of the Audit, Finance and Risk Committee and the Human Resource and Compensation Committee, of which she is Chair. In September 2009, she joined the Board of the Alberta Investment Management Corporation (“AIMCO”), an Alberta crown corporation which manages $70.7 billion in pensions, endowments and government funds. She is Chair of the AIMCO Audit Committee. In 2008, she served as a member of the Federal Government Advisory Panel on Canada’s System of International Taxation. She is a graduate of the University of Western Ontario and Queen’s University.

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

Audit Committee

The current members of the Audit Committee are Mr. Endres (Chair), Mses. Greene and Williams, and Messrs. Lees and Osborne, each of whom is independent under our Independence Requirements (as defined below under Item 13 – “Director Independence”), which incorporate the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the Canadian Securities Administrators. The Board of Directors has determined that all current Audit Committee members are financially literate and that Messrs. Endres and Osborne, and Ms. Williams, are “audit committee financial experts,” as such term is defined by applicable U.S. securities laws. Although Ms. Williams is currently a director and a member of the Audit Committee, she will not be standing for reelection at the Meeting. The Audit Committee met four times during 2011. Executive sessions comprised only of the independent directors who were members of the Audit Committee were held at each of those meetings.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We have provided information required by Items 6.B and 6.E.2 of Form 20-F in our management proxy circular related to the Meeting (the “proxy circular”) and have filed it through the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, our proxy circular has been furnished to the SEC on Form 8-K. As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Our executive compensation disclosure complies with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We generally attempt to comply with the spirit of the U.S. proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure, with the exception that we have determined to monitor and follow the development of say on pay practices in Canada and, therefore, have not adopted the U.S. say on pay advisory vote on executive compensation.

All dollar amounts included in this Item 11 are in Canadian dollars, unless otherwise expressly stated to be in U.S. dollars.

Human Resource and Compensation Committee

The current members of the Human Resource and Compensation Committee (the “Compensation Committee”) are Mr. Sales (Chair), Mses. Atkins and Greene, and Messrs. Iacobucci and Lederer, each of whom is independent under our Independence Requirements. Additionally, each director satisfies the requirements of “non-employee directors” under Rule 16b-3 of the Exchange Act and of “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended, as required by our Independence Requirements. The Compensation Committee met six times during 2011. As required by the Committee’s Charter, executive sessions comprised only of the independent directors who were members of the Compensation Committee were held at each of those 2011 meetings.

The Compensation Committee oversees and administers our executive compensation programs for our executive officers (designated as such by the Board) and for any other officers that report directly to the Chief Executive Officer (the “CEO”), and determines all elements of their compensation, other than for our Executive Chairman and CEO, for whom compensation amounts are determined by the Board upon recommendation from the Compensation Committee. This is consistent with the Committee’s accountability for review and approval, in advance, of any employment, change in control, or severance arrangements extended to any executive officers or officers that report directly to the CEO. The Committee’s recommendations regarding CEO and Executive Chairman compensation are made, as required by the Committee’s Charter, in executive session.

The Executive Chairman typically provides input to the Compensation Committee and Board regarding the CEO’s performance and compensation, and the CEO provides input to the Compensation Committee regarding the performance and compensation for the remaining executive officers, other than the Executive Chairman. The “Compensation Discussion and Analysis” in this Form 10-K/A includes a description of the role that other members of our senior management play in determining executive compensation and a description of the services provided by the Compensation Committee’s independent compensation consultant, currently Mercer (Canada) Limited. The Compensation Committee is also responsible for the annual Compensation Committee Report to be included in our proxy circular and for making recommendations to the Board for the implementation of incentive compensation or bonus plans, equity-based plans, and other benefits, policies, and practices for our executive officers.

In order to carry out the responsibilities set forth above, the Compensation Committee:

•	along with the full Board, reviews and approves the annual financial and business goals and objectives established by the CEO;

•	evaluates the performance of executive officers in light of these goals and objectives;

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

The Compensation Committee also considers and reports at least annually to the Board on Board compensation matters, and periodically reviews the terms of, and monitors compliance on an annual basis with our stock ownership guidelines for directors and officers. The Compensation Committee may delegate its responsibilities to subcommittees if it determines such delegation would be in the best interest of our corporation. The Compensation Committee did not delegate any such duties in 2011. A more detailed narrative of the Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation is set forth below under “Compensation Discussion and Analysis”.

Succession Planning. The Board’s most fundamental oversight responsibility is the selection, appointment, and continued evaluation of the Corporation’s CEO. The Board is supported in this endeavor by a comprehensive succession planning process and related management development programs. Such process and programs are overseen by the Compensation Committee on an annual basis.

On an annual basis, the Committee reviews the succession plans for each of the executive officer positions. The focus for the executive team discussion with the Committee is the identification of short- and long-term successors to the CEO role, and discussion of development plans for the executive team members as well as for their successors. Where no immediate successors are identified for executive officer roles, management and the Committee consider whether external candidates would be appropriate to fill any such positions.

Through this process, the Board is able to gain a thorough understanding of the potential for internal candidates to succeed the CEO role. Due to the active CEO search that commenced in May of 2011, which included an assessment and review of internal candidates as well as external candidates, the regular annual, succession planning activity was not undertaken in 2011. A CEO profile that describes the characteristics desired in the next CEO to address current and future needs of the corporation relating to strategy, operations, growth, opportunities and other considerations has been developed as a guide in the CEO search to evaluate potential candidates.

In addition to executive officer succession, the organization completes a review of succession plans for all officer-level, director-level and management-level roles on a biennial basis. Succession profiles for employees at these levels are created and contain information regarding employment and education history, prior year performance, current development plans, succession potential and where applicable, readiness to assume a role at the next level of management. A thorough calibration within and across teams is conducted for each level of management. For reasons noted above, no succession planning activity was undertaken in 2011.

Leadership development has been a particular focus of the corporation for several years at all officer levels within the organization. Development plans for officers may include formal skill-development or leadership-development programs, coaching and mentoring, stretch assignments, or cross-functional project work, to prepare internal candidates for further advancement within the organization.

This focus supports the Board’s commitment to solid succession management and development of the corporation’s high-potential talent.

Compensation Committee—Interlocks and Insider Participation. There were no reportable interlocks or insider participation affecting the Compensation Committee during 2011. That is, none of the current members of the Compensation Committee are or have been officers or employees of our corporation or any of its subsidiaries; and, none of our executive officers served on the board of directors or compensation committee of another company or organization of which one of whose executive officers served on our corporation’s Board or Compensation Committee.

Compensation Committee Pre-Approval Policy. In May 2010, our Compensation Committee adopted a policy governing the pre-approval of independent compensation consultant services and fees, generally similar to the manner of operation of the policy governing the Audit Committee’s pre-approval of services and fees of the corporation’s independent auditor. The policy requires that, prior to the commencement of the succeeding year, the Committee’s independent consultant develop and provide to the Committee a project plan setting forth the known or anticipated services to be performed over the succeeding year, together with an estimate of the fees (expected budget) associated with such services. In addition, under the policy, the Compensation Committee approves the specific terms of the independent consultant’s engagement annually.

Human Resource and Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in the proxy circular with management of our corporation and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the information set forth under “Compensation Discussion and Analysis” below be included in the proxy circular and in this Form 10-K/A to be filed on or about March 23, 2012, which will amend our corporation’s Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC on February 28, 2012.

Respectfully submitted,

Human Resource and Compensation Committee

Wayne C. Sales, Chair

M. Shan Atkins

Moya M. Greene

The Hon. Frank Iacobucci

John A. Lederer

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis (“CD&A”) describes and explains our executive compensation philosophy, principles and programs for the named executive officers (“NEOs”) who include: the Executive Chairman, President and Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”); the three next most highly compensated members of our executive management team; and our former President and CEO.

Our NEOs for 2011 are as follows:

•	Paul D. House, Executive Chairman, President and CEO

•	Cynthia J. Devine, CFO

•	David F. Clanachan, Chief Operations Officer, United States and International

•	William A. Moir, Chief Brand and Marketing Officer

•	Roland M. Walton, Chief Operations Officer, Canada

•	Donald B. Schroeder, Former President and CEO

Our executive compensation program is designed to reflect the Tim Hortons culture and consists of base salary, short-term cash incentives, long-term equity incentives and retirement benefits. Our compensation philosophy is to align the interests of our shareholders and executive officers by tying executive compensation to business performance, and to attract and retain high-performing executive officers.

Consistent with our pay-for-performance philosophy, base salaries are generally targeted at the 25th percentile of our selected comparator group and total compensation is targeted at the 75th percentile. The corporation’s short-term incentive and performance-conditioned restricted stock units (“P+RSUs”) continue to be based on annual targets, primarily because the corporation’s relatively short business cycle makes a shorter performance period more effective in linking compensation to performance.

2011 compensation for our NEOs was impacted by the following:

•

Results of a comprehensive study conducted in 2010 (the “2010 study”) that involved a comparative assessment of compensation for our executive officers against certain Canadian and U.S. peer companies, as well as a review of our compensation philosophy, principles, and certain of our executive compensation programs. Beginning in 2011, this resulted in changes in target compensation for each of the NEOs.

•

Prior to 2011, compensation for the NEOs was established based on a team approach to compensation in which our NEOs, other than the CEO, received the same level of pay. As a result of the 2010 study, the corporation began a gradual transition away from the team-based approach to compensation to setting compensation based on each NEO’s position compared to the companies in the relevant comparator group, as well as each individual’s experience, performance and other internal considerations.

•

Based on the 2010 study and other considerations, it was determined in February 2011 that an increase to CEO compensation for Mr. Schroeder was warranted to better align CEO compensation with the corporation’s compensation philosophy and market competitiveness; and to reflect Mr. Schroeder’s full assumption of responsibilities as President and CEO and Mr. House’s move solely to Executive Chairman accountabilities (effective in 2010).

•

In May 2011, following a further succession planning review, a subsequent transitional arrangement could not be reached and the corporation entered into a separation agreement with Mr. Schroeder. Mr. House, the Executive Chairman, was appointed by the Board to replace Mr. Schroeder until a new President and CEO was appointed. In August 2011, the Board determined that for so long as Mr. House is serving as President and CEO, his compensation should be substantially similar to the compensation that Mr. Schroeder received as President and CEO prior to his departure from the corporation. This resulted in changes to Mr. House’s compensation effective as of May 24, 2011, the date of his appointment as President and CEO.

•

The Compensation Committee determined that the impact of expenses related to the separation agreement and the change in CEO should be eliminated for the purpose of determining performance-based compensation for the NEOs. This adjustment, totalling a net charge of $6.3 million, included severance charges, advisory fees, CEO search fees, and other related costs and expenses, offset in part by a reduction in compensation expense because we no longer paid Mr. House as Executive Chairman after his appointment as President and CEO. For additional detail regarding the impact of 2011 performance and these adjustments on executive compensation, as well as one other adjustment for tax impact, see “2011 Compensation Program Details and Impact of 2011 Performance” below. A complete reconciliation of adjustments to reported operating income, or Earnings Before Interest and Taxes (“EBIT”) and Net Income, the corporation’s 2011 performance metrics, is set forth in Appendix A.

•	The corporation exceeded targeted performance of our EBIT and Net Income performance objectives, after the adjustments described above were made, as follows:

	2011 Performance Objective at Target	Adjusted Actual Results	Performance Against Target
EBIT	$566.6 million	$572.2 million	101.0% of Target

Net Income	$379.0 million	$383.7 million	101.2% of Target

•

As a result of the corporation exceeding target performance objectives, the short-term incentive payout for our NEOs was made at 105.3% of target level and the P+RSUs to be awarded in May 2012 will be 105.0% of target level.

•

The corporation had solid underlying operational performance in 2011, and achieved other substantial, qualitative objectives that were directly aligned to our long-term strategic objectives. In 2011, these qualitative objectives included introducing new product platforms such as espresso-based beverages, enhancing our brand identity positioning efforts in the U.S. as a unique cafe and bake shop destination focused on freshness and value, and the development of restaurants in the Gulf Cooperation Council (“GCC”) markets through a master licensee based in Dubai.

2012 compensation for our NEOs was based on the following:

•

Compensation for the NEOs will remain unchanged from 2011, with the exception of base salary increases of 3% effective February 26, 2012. This is consistent with the average base salary increases implemented for salaried employees of the corporation. Short-term and long-term incentive compensation targets for 2012 will remain unchanged from the prior year level.

•

Actual performance against 2012 target EBIT and Net Income objectives will determine the NEO’s short-term incentive payout, and EBIT will continue to be the 2012 performance objective for long-term equity incentive compensation. In 2012, the HRCC with the assistance of independent compensation consultant Mercer (Canada) Limited (“Mercer”), will undertake a review of our executive compensation programs, including performance objectives and other plan design features. In addition, it is our intent to benchmark market data later in 2012 in order to set 2013 target compensation for our NEOs.

On an annual basis, or otherwise more frequently as circumstances may require, the Compensation Committee considers whether our executive compensation programs create or incentivize any inappropriate risk-taking. Because annual performance-based incentives play a large role in our executive compensation programs, it is important that these incentives do not result in our NEOs taking actions that may conflict with the corporation’s long-term interests. No substantial changes occurred with respect to our compensation plans and programs during 2011 that impacted the

Committee’s risk assessment in a significant way and, in January 2012, the Committee concluded that our compensation programs continue to be designed and administered with the appropriate balance of risk and reward in relation to our overall business strategies and do not encourage executives to take unnecessary or excessive risks.

Key executive compensation information can be found under the following main headings:

Compensation Philosophy

The Compensation Committee has adopted a compensation philosophy that reflects the Tim Hortons culture and the most significant goals for our executive compensation programs. Our compensation philosophy also includes the Committee’s approach to, and analysis of, risks associated with our compensation programs.

The fundamental objectives of our compensation philosophy are as follows:

•

Aligning the interests of our shareholders and executive officers by implementing compensation programs that tie a substantial majority of total executive compensation to business performance (pay-for-performance) without encouraging excessive risk-taking; and,

•	Attracting and Retaining high-performing executive officers to drive the continued achievement of strong company results and sustainable shareholder value in the future.

Extent to Which Our Compensation Programs Satisfied the Objectives of Our Philosophy

Under the current executive compensation programs, a substantial portion (over 70%) of our NEOs’ compensation is performance-based and not guaranteed (commonly referred to as “pay-at-risk”). Notwithstanding the competitive business conditions in 2011, our key financial performance objectives of EBIT and Net Income were exceeded, after adjusting for certain events that occurred in 2011 that were unexpected at the time the objectives were established (as previously described). The Compensation Committee also considered the substantial achievement of other, qualitative business objectives and goals set at the beginning of the year that are aligned with our four-year strategic plan and, therefore, are considered to be instrumental in driving our long-term success (for details refer to the “Performance of Business Goals and Objectives” section). As a result of this review, the Committee concluded that the interests of the executive team are closely aligned with the interests of our shareholders.

Although Mr. Schroeder has left the corporation, the tenure of the other NEOs continued to provide a high degree of stability within the Tim Hortons executive team. The current NEOs have a combined total of over 90 years of service with Tim Hortons and have held different positions and been promoted to increasing levels of responsibility over their respective tenures. Based on the limited number of changes over an extended period of time, the Compensation Committee has concluded that the current executive compensation programs are an effective component of our talent retention efforts for our NEOs. However, as the Board of Directors searches for a new President and CEO, the Committee is mindful of maintaining stability within the executive team.

General Compensation Principles and Guidelines

Based on our philosophy, the Compensation Committee uses the following principles to guide its executive compensation decisions:

•

Total Compensation Targeted at 75th Percentile: the Committee compares our executive officer compensation to the 75th percentile of total compensation of our selected comparator group, based on our historical strong performance and growth over several years.

•

Pay-at-Risk: approximately 70% of total compensation for our NEOs, with a higher proportion for the CEO, will be “pay-at-risk” in the form of performance-based compensation (annual short-term cash incentives and long-term equity incentives) and, therefore, actual compensation may vary from the target based on performance.

•

Base Salaries Targeted at 25th Percentile: base salaries, intended to provide a stable source of income for our executives, are generally targeted at the 25th percentile of our selected comparator group, consistent with our pay-for-performance philosophy.

•

Short-Term Cash Incentives: short-term cash incentive awards remain a significant element of executive compensation and will continue to be subject to the achievement of established performance objectives.

•

Long-Term Equity Incentives: long-term equity incentive compensation constitutes a significant component of executive compensation, with the CEO’s compensation more heavily weighted to long-term equity incentive compensation than the compensation for the other NEOs; the type of long-term equity awards granted reflects our pay-for-performance philosophy.

•	Monitor Compensation Trends: the Committee monitors market and executive compensation trends and makes changes to our compensation plans and policies that are appropriate for the corporation.

Compensation Review Process

The Compensation Committee is responsible for determining and making recommendations to the Board regarding executive compensation. The Committee oversees and administers the compensation programs for our executive officers, including the NEOs, and determines all elements of the compensation of the NEOs other than the Executive Chairman and CEO. The Committee provides compensation recommendations for the Executive Chairman and President and CEO, whose compensation is determined by the Board after its consideration of recommendations from the Committee. The Committee is also responsible for making recommendations to the Board for the implementation of annual incentive plans, long-term equity-based plans, and other benefits, policies and practices applicable to executive officers, and determining the appropriate comparator group(s) for benchmarking. In doing so, the Committee considers input from executive officers and other senior management members and, at the Committee’s discretion, independent advisors.

To meet these responsibilities, the Committee:

•	reviews annual financial and other business goals and objectives established by the CEO and evaluates the performance of the NEOs and other executive officers against these goals and objectives;

•	establishes performance objectives and payout curves for the short-term incentive and long-term equity compensation plans;

•	makes award and grant determinations under equity compensation plans; and,

•	monitors governance, best practices and trends in executive compensation.

See “Human Resource and Compensation Committee” in this Form 10-K/A for additional information regarding the Compensation Committee’s responsibilities.

The following is an overview of the process by which the Committee receives relevant information and makes compensation determinations.

Executive Officers and Senior Management

Typically, the Executive Chairman provides input to the Compensation Committee regarding the performance and compensation of the CEO, and insight and input on all other significant compensation determinations that affect the NEOs, other executive officers, and the corporation at large. The Executive Chairman also shares his views on succession planning for the CEO role (and CEO direct-report roles) with the Committee.

The CEO’s input is also critical due to the CEO’s direct day-to-day involvement with the executive officers, as a result of which he is in the best position to assess their performance and achievement of business goals and objectives. The CEO’s assessment includes an annual review of whether such officers may be short- or long-term successors to the CEO role and whether successors are available for direct-report roles to the respective executive officers. See “Human Resource and Compensation Committee” in this Form 10-K/A for additional details regarding the corporation’s succession planning process and programs.

The Senior Vice-President, Human Resources and other members of senior management provide input on compensation levels and mix, compensation policy, programs and administration as well as supporting analysis (e.g., tally sheets and other tools) utilized in setting compensation.

Independent Compensation Consultant

The Compensation Committee has the discretion to retain, at the corporation’s expense, independent consultants to assist the Committee. The Committee engaged Meridian Compensation Partners Inc. (“Meridian”), formerly Hewitt Associates (“Hewitt”), as its independent compensation consultant until August 2011. In 2011, the Committee conducted a search for a new independent compensation consultant and identified potential candidates for consideration. Following an interview and selection process, the Committee engaged Mercer (Canada) Limited (“Mercer”) effective August 2011 as its independent compensation consultant.

In their respective roles as independent compensation consultants, Meridian and Mercer provided the following services:

•	market data, benchmarking and analysis required by the Committee;

•	independent evaluation of proposals, data, and analysis prepared by our senior management; and,

•	commentary on executive compensation principles, trends, and best practices.

In the course of performing its services, the Committee’s independent consultant received instructions from, and consulted on a regular basis with, the Committee Chair and senior management, including members of our Human Resources department. While the Committee takes the information and advice provided by its independent compensation consultant into consideration, the Committee is ultimately responsible for its own decisions and recommendations to the Board.

None of our directors or NEOs has any affiliation or relationship with either Meridian or Mercer. During 2011, Meridian did not provide any services to the corporation (nor did Meridian receive any payments for services), other than those services provided directly to, or reviewed and approved by, the Compensation Committee.

The following table sets forth for 2011 and 2010, respectively: (i) the aggregate fees, before taxes, billed by Meridian for services related to determining compensation for any of the corporation’s directors and executive officers, and (ii) the aggregate fees billed for all other services provided by Meridian, or any of its affiliates:

	2011	2010
Compensation Committee Consulting Fees	$36,384	$171,337	(1)
Fees for All Other Services Provided to the Corporation	$0	$0

Total	$36,384	$171,337

(1)	Fees for 2010 included the cost of the 2010 study which was not repeated in 2011.

The following table sets forth for 2011 and 2010, respectively: (i) the aggregate fees, before taxes, billed by Mercer for services related to determining compensation for any of the corporation’s directors and executive officers, and (ii) the aggregate fees billed for all other services provided by Mercer, or any of its affiliates:

	2011	2010
Compensation Committee Consulting Fees	$55,818	$0
Fees for All Other Services Provided to the Corporation(1)	$196,194	$167,117

Total	$252,012	$167,117

(1)	All Other Fees included compensation surveys, and pension, benefits and other consulting services.

The Committee has a pre-approval policy identifying the procedures for approving all services performed by the compensation consultant in advance, as well as the corresponding fees for such services, with the objective of confirming that such services would not impair the compensation consultant’s independence. The Committee has direct responsibility to retain, compensate and oversee the services performed by the consultant. With respect to the fees for other services provided to the corporation by Mercer, in evaluating any impact on Mercer’s independence, the Committee considered that the executive compensation consulting group of Mercer that provided services to the Committee is not influenced by nor has any of its compensation tied to the performance of the other business groups within Mercer that provided services to the corporation. The total fees for other services provided are an insignificant part of the total revenues earned by Mercer. In light of the foregoing policies and established practices, the Committee considers its compensation consultant to be fully independent of management of the corporation.

Compensation Committee—Relevant Experience

Each member of the Compensation Committee is independent and has direct experience in executive compensation that is relevant to service on the Committee, as well as the skills and expertise that enable him or her to make decisions on the suitability of the corporation’s compensation policies and practices. Mr. Sales is the chairman of the compensation committee of Georgia Gulf Corporation and a member of the human resources committee of Discovery Air Inc, and was previously the CEO of Canadian Tire. Ms. Atkins is the chair of the compensation committee of The Pep Boys—Manny, Moe and Jack. Ms. Greene has financial expertise with respect to executive compensation and is a member of the corporation’s Audit Committee. In addition, in her capacity as CEO at the Royal Mail, Ms. Greene is responsible for making recommendations regarding the design and implementation of executive compensation programs. Mr. Iacobucci is the former chair of the salary & organization committee of Torstar Corporation. Mr. Lederer has had extensive senior management experience, including as chief executive officer of large public and private companies.

Benchmarking and Comparator Group Considerations

Benchmarking data has been used by the Compensation Committee as one of many tools to confirm whether our executive compensation is consistent with our compensation philosophy. In particular, the Committee assessed whether base salary levels generally align with the 25th percentile of the comparator group and total target compensation aligns with the 75th percentile of the comparator group. The Committee considers the comparison of our compensation programs and respective pay levels to those of other similarly situated peer companies as an important factor in setting compensation for our executive officers for both general pay and performance-based pay levels. The Committee’s current intent is to conduct a comprehensive compensation benchmarking study for our executive officers every two or three years.

To assist in setting 2011 compensation for our executive officers, a comprehensive compensation study was undertaken in 2010 on our behalf by Meridian. The list of comparator companies was reviewed by the Compensation Committee and management against a list of selection criteria. Changes to the pool of comparator companies reviewed as part of the previous compensation study conducted in 2007 were made so that the pool for the 2010 study continued to represent the most appropriate and relevant comparators based on several factors such as size, operating scope, geographical reach and various financial considerations. For the 2010 study, the Committee attempted to include more companies in the food and beverage, retail and consumer product industries, to better reflect the types of companies with which the corporation competes for talent. Due to our size (i.e., revenues and headcount) relative to other food and beverage companies in Canada, there is a lack of directly comparable Canadian companies in our industry. As such, the final comparator group for the 2010 study also included companies from a broader general industry group. In addition, although the comparator group noted below contains retail organizations that are subsidiaries of U.S. or global companies, they were not generally included in comparing our NEOs’ compensation due to differences in external accountabilities and strategic responsibilities. They were, however, included in comparing our broader officer population.

The 2010 study supported the market norm of differentiating compensation based on the functional responsibility of the executive. The 2010 study also supported an increase in the percentage of “pay-at-risk”, primarily in long-term incentive pay, relative to the prior compensation study conducted in 2007. The Committee’s consideration of the 2010 study, along with other factors described below under “Tools and Additional Factors Considered”, resulted in several changes to executive compensation for 2011, as described under “NEO Compensation Determinations for 2011” below.

Listed below is the Canadian comparator group used for the 2010 study. The Canadian comparator group was the primary market reference used by the Committee in making 2011 compensation determinations for our NEOs.

2010 Canadian Comparator Group

Boston Pizza International

Canada Bread Company Ltd.

Canadian National Railway Company

Canadian Tire Corporation

Canfor Corporation

Cara Operations Ltd.

Cineplex Entertainment LP

Finning International Inc.

General Mills Canada Ltd.

Home Depot Canada Inc.

Hudson’s Bay Company

Loblaw Companies Limited

Lowe’s Companies Canada, ULC

Maple Leaf Foods Inc.

McDonalds Restaurants of Canada Ltd.

Molson Coors (Canada) Ltd.

PepsiCo Foods Canada

Priszm Brands Income Fund

Quebecor Inc.

Reitmans (Canada) Limited

Rogers Communications Corp.

Rogers Cable and Wireless Inc.

RONA Inc.

Sears Canada Inc.

Shoppers Drug Mart Corp.

Starbucks Coffee Canada

TELUS Corporation

Wal-Mart Canada Corp.

Winners Merchants International LP

In addition to the Canadian market data for the 2010 study, the Compensation Committee also reviewed compensation data for a “blended North American comparator group” that was created by averaging the results of the Canadian comparator group and the U.S. comparator group set forth below. The blended North American data provided a secondary point of reference, primarily for operational roles, in light of our expanding U.S. presence and the growing need to recruit for senior executive talent on a North American basis. The U.S. data included more public companies from the food and beverage industry due to the more significant number of large quick service restaurant companies in the U.S. as compared to Canada.

2010 U.S. Comparator Group

Abercrombie & Fitch Co.

Ann Taylor, Inc.

AutoZone, Inc.

The Bon-Ton Stores, Inc.

Brinker International, Inc.

Burger King Corp.

Campbell Soup Company

Chipotle Mexican Grill, Inc.

Chiquita Brands International, Inc.

Darden Restaurants, Inc.

Del Monte Foods Company

Denny’s Corporation

Dole Food Company, Inc.

Dunkin’ Brands, Inc.

Eddie Bauer LLC

General Mills, Inc.

H.J. Heinz Company

The Hershey Company

Hormel Foods Company

Kellogg Company

Krispy Kreme Doughnuts, Inc.

McCormick & Company, Inc.

McDonald’s Corporation

Molson Coors Brewing Company

Nestle USA

OfficeMax Incorporated

Panera Bread

Papa John’s International

Ross Stores, Inc.

Sara Lee Corporation

Starbucks Coffee Company

Williams-Sonoma, Inc.

Yum Brands, Inc.

Tools and Additional Factors Considered

In addition to benchmarking, the Compensation Committee also considered the following additional tools and factors when making compensation decisions.

Performance of Business Goals and Objectives

In February 2011, before making final compensation determinations, the Compensation Committee undertook a review of our performance compared to the internal financial targets under the short- and long-term incentive programs, as well as compared to other financial and non-financial business goals and objectives for 2010. The entire executive management team is collectively responsible for the achievement of the annual business goals and objectives and, before compensation decisions are made for the subsequent year, the Committee evaluates the performance of the executive officers against the prior-year objectives. Performance against qualitative goals and objectives may also impact compensation for the performance year to which they apply, based on the Committee’s ability to make special compensation awards and also to make adjustments to payouts under the short- and long-term incentive plans. In addition, in February 2011, the Committee reviewed our performance against a set of standard financial performance measures, such as revenues, same-store sales, operating income, and others, as compared to external quick service restaurants. Based on these reviews, the Committee concluded that our performance had remained strong in 2010, supporting the 2011 compensation determinations made in February 2011. The Committee undertook a review of internal financial and non-financial goals and objectives in February 2012 relative to 2011 performance, prior to making 2012 compensation determinations for the executive officers.

Tally Sheets

The tally sheets for each NEO provided by the Human Resources department are a valuable tool for the Compensation Committee on all aspects of proposed short- and long-term incentive compensation. The tally sheets set out each element of target compensation for the upcoming year, as well as targeted and actual compensation received for the previous five years. This includes the value of current and previous equity awards, the value of all retirement benefits, perquisites, and change in control benefits. The tally sheets enable the Committee to review all elements of NEO compensation independently to confirm alignment with our compensation philosophy and related guidelines. Tally sheets have also been utilized by the Committee in connection with change in control agreements and in connection with certain other compensation determinations, such as for special awards of restricted stock units and changes in retirement benefits.

Internal Pay Equity Analysis

The Compensation Committee believes that internal pay equity analysis is an important tool in assessing whether compensation delivered to the corporation’s executive officers is appropriate. Before setting compensation for executive officers, the Committee reviews an internal pay equity analysis illustrating the differential in targeted compensation between the CEO and the NEOs as a group for each of base salary, and short- and long-term incentive compensation targets to confirm that the differential is appropriate. The Committee also reviews an internal pay equity analysis of CEO compensation against the next highest paid officers at certain of our quick service restaurant competitors to consider our differential compared to those of the companies reviewed.

In February 2011, prior to setting 2011 compensation for the CEO, the Compensation Committee reviewed the internal pay equity differential between the CEO and the other executive officers when evaluating the increase to the CEO’s target total compensation for 2011. At that time, the CEO’s internal pay equity differential was 2.3 times that of the other NEOs. The Committee believed that this level of compensation differential was appropriate given the CEO’s enhanced responsibility and accountability for our performance, the larger percentage of risk-based compensation included in the CEO’s compensation package compared to the other NEOs, and because it continued to be consistent with external multiples and our general compensation principles. Internal pay equity analysis was also used in a similar manner for the setting of 2011 NEO compensation as in prior years.

Approach to Named Executive Officer Compensation

A fundamental feature of the compensation philosophy and design for our NEOs (excluding the CEO) for years prior to 2011 was that each NEO would receive substantially the same level of each element of total compensation. This approach was based on our belief that, regardless of the functional area of expertise of our NEOs, the role of each of these executives was equally critical to our strategic management and decision-making. Consistent with this approach, the NEOs were compensated as a team for the achievement of company performance objectives established by the Compensation Committee and the other business goals and objectives established annually by our CEO.

While the team approach and behavior is still considered key to our success, beginning in 2011, the NEO positions were individually benchmarked and the corporation began a gradual transition away from the team-based approach to compensation to setting compensation based on each individual role. Each NEO role has its own market comparators for base salary and short-and long-term incentive amounts. This approach to setting NEO target compensation is consistent with the results of the 2010 study, and with other roles within the corporation that are benchmarked to individual roles in the relevant market. While the executive management team is still collectively responsible for the achievement of annual business goals and objectives, each NEO’s individual compensation is compared to external market data for that respective role, and the Compensation Committee may make adjustments that it determines to be appropriate, taking into consideration the role, experience and performance of the individual. Although this did not result in significant differentiation in compensation for each of the NEOs in 2011, nonetheless we believe this is the appropriate manner by which to set compensation levels going forward as we continue to benchmark our compensation against the external market.

2011 Compensation Program Components

Base salary, short-term incentives, long-term equity-based incentives and retirement benefits are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives.

Long-Term Incentives
	Base Salary	Short-term or Annual Cash Incentive	Performance- Conditioned Restricted Stock Units (P+RSUs)	Stock Options/SARs	Retirement Benefits

Plan Name	“Base Salary”	“EAPP”	“P+RSUs”	“Options/SARs”	“DCPP” and “Savings Plan”

Purpose	Provide a stable source of annual income for our executives	Provide executives with incentive payments for achieving annual performance objectives	Reward participants
for performance in
relation to
achievement of annual
performance
objectives and provide
incentive to create
value for the
corporation over the
long-term, as well as
provide a meaningful
retention incentive for
			the corporation	Reward our executives for increases in our stock price over long periods of time (direct alignment with driving shareholder value), as well as provide a meaningful retention incentive for the corporation	Provide a competitive level of retirement savings and reward our executives for continued service

Performance Period	N/A	1 Year	1 Year (prior to grant)	Up to 7 Years	N/A

Vesting Period	N/A	N/A	Cliff vest (30 months after grant)	One-third vesting annually	• DCPP company contributions vest after 2 years in plan • Savings Plan contributions vest after 3 years of service

Pay-at-Risk Profile*	None	Moderate	Moderate/High	High	Low

*	Determined based on consideration of the plan design features of each compensation plan or program.

The charts below show the relative mix of the targeted executive compensation components for 2011, and the achievement of our objective to deliver pay-for-performance compensation by maintaining a substantial portion of executive pay-at-risk, with base pay representing a fairly low percentage of overall compensation. For a discussion of actual executive compensation delivered for 2011 and portion of pay-at-risk, see below under “2011 Compensation Program Details and Impact of 2011 Performance”.

NEO Compensation Determinations For 2011

Before determining target compensation for 2011 for all of the NEOs, the Compensation Committee considered the corporation’s strong financial performance in 2010, the achievement of our other business goals and objectives, analysis derived from the tally sheets and internal pay equity review, as well as the results of the 2010 study. The Committee determined that targeting 2011 total target compensation for the NEOs at approximately the 75th percentile of the Canadian comparator group was supported by our historical strong performance and growth over several years. In addition, in February 2011, the Committee believed that establishing an EBIT performance objective for the short-term and long-term incentive programs representing significant growth for 2011 would require strong performance from all of our executives to meet the objective. Executive compensation discussed below represents amounts established in February 2011 based on the 2011 performance objectives.

CEO

Before setting 2011 target compensation for Mr. Schroeder, the corporation’s former President and CEO, the Compensation Committee reviewed the results of Mr. Schroeder’s 2010 performance evaluation, the corporation’s performance against 2010 financial and non-financial goals and objectives, the results of the 2010 study, and the corporation’s goals established for 2011. The Committee also considered that, as of the end of 2010, Mr. Schroeder assumed full responsibilities as CEO and Mr. House assumed solely Executive Chairman accountabilities. The 2010 study indicated that the 2010 targeted compensation level for Mr. Schroeder as CEO was significantly below our compensation philosophy and guidelines, and that the amount of his total compensation “at-risk” was also below market for CEOs, primarily with respect to long-term equity incentive compensation.

As a result, the following changes to the 2011 target compensation for Mr. Schroeder were approved by the Board: annual base salary was increased to $750,000 from $650,000; the annual incentive award opportunity under the EAPP increased to $1.0 million at target (from $900,000); and, the long-term incentive award opportunity increased to $2.0 million at target (from $1.4 million). Under this new arrangement, the total 2011 targeted compensation for the CEO was $3,750,000, of which 80% was “at risk”. The substantial increase took Mr. Schroeder’s compensation initially to the median of the Canadian comparator group reviewed as part of the 2010 study and approximately 18% below the 75th percentile. The majority of the increase (87.5%) was to be delivered in variable compensation, more heavily weighted to long-term equity incentive compensation. These changes were intended to more closely align Mr. Schroeder’s compensation with the pay-at-risk profile of CEOs in the Canadian comparator group.

From an internal pay equity perspective, Mr. Schroeder’s 2011 target compensation was approximately 2.7 times that of the other NEOs (on average), which continued to be in line with internal pay equity multiples for external comparable companies.

As of May 24, 2011, Mr. Schroeder no longer served as President and CEO of the corporation. Following a further succession planning review, a subsequent transitional arrangement could not be reached and the corporation entered into a Separation Agreement and Final Release with Mr. Schroeder on June 2, 2011, effective May 31, 2011. The agreement provides Mr. Schroeder with severance of up to $5,750,000, which consists of (i) a lump sum payment of $2,250,000 that was paid in June 2011, and (ii) up to $3,500,000 payable in equal monthly installments over 24 months. In addition, under the agreement, Mr. Schroeder has agreed to provide consulting services to the corporation for a period of two years in exchange for the payment of $175,000 per year, payable in equal monthly installments. The factors considered by the Board of Directors in determining the severance amount included, among other things, Mr. Schroeder’s long service, over twenty years, as a senior executive of the corporation; the corporation’s strong financial performance over Mr. Schroeder’s three-year tenure as President and CEO; and, the various covenants and ongoing obligations of Mr. Schroeder set forth in the separation agreement.

Upon Mr. Schroeder’s departure in May 2011, Mr. House, the corporation’s Executive Chairman, was appointed to serve as President and CEO until a successor is appointed. In August 2011, the Board determined that for so long as Mr. House is serving as President and CEO, his compensation should be substantially similar to the compensation that Mr. Schroeder received as President and CEO prior to his departure from the corporation. Due to the expected short-term nature of Mr. House’s tenure as President and CEO at the time of his appointment, coupled with the fact that prior to his appointment as President and CEO, Mr. House’s compensation was structured to be more aligned with non-employee director compensation, the Board concluded that long-term compensation in the form of stock options with tandem SARs, which constituted part of Mr. Schroeder’s compensation, would not be appropriate for Mr. House. Given the foregoing, the following changes were made to Mr. House’s 2011 compensation, the main elements of which consist of base salary, short-term incentive, and long-term equity compensation.

The Board approved an increase in Mr. House’s compensation so that, effective May 24, 2011, Mr. House’s base salary was set at $750,000 (on an annualized basis), and he became eligible for a short-term incentive payout under the EAPP of $1.0 million at target, prorated for the period Mr. House served as President and CEO in 2011 and subject to the performance objectives under the EAPP. Mr. House was also eligible for a long-term equity incentive award in an aggregate amount of $2.0 million at target, prorated for the portion of the year Mr. House served as President and CEO in 2011, consisting of: (i) $1.0 million at target delivered through P+RSUs to be granted in 2012 after the end of the 2011 performance period; and (ii) $1.0 million delivered as time-vested RSUs, reduced in value by the May 2011 RSU award of $200,000 previously granted to Mr. House, also to be granted in 2012. The amount payable to Mr. House on account of P+RSUs was also dependent upon the extent to which the corporation achieved the 2011 EBIT performance objective established for the P+RSUs in February 2011.

On February 23, 2012, consistent with the Board’s historical practice of making compensation decisions annually in February, and in recognition of the fact that, since May 2011, Mr. House assumed immediate accountability for the success of the corporation as its President and CEO and exhibited strong performance in that role, the Board approved a change to Mr. House’s 2011 compensation, such that the 2011 long-term equity incentive compensation described above ($2.0 million at target) would not be prorated. This means that Mr. House will receive the full (not prorated) long-term incentive award for the 2011 plan year, less the value of the $200,000 RSU award previously granted to him in his capacity as Executive Chairman. These equity awards were made on February 28, 2012.

The Committee felt it was appropriate to revisit the original determinations made in August 2011 to recognize that Mr. House has served as President and CEO longer than originally anticipated and, during this period, both his individual performance and corporate performance have been strong. The Committee also considered that the date of Mr. House’s appointment on May 24, 2011 occurred just one week after the regular annual grant date of May 17, 2011. If Mr. House had been appointed as President and CEO prior to the grant date in 2011, the February 2012 awards would likely have been made on the appointment date (or regular annual grant date) and treated similarly to the awards made to the other NEOs in May 2011 (i.e., one-half reported as 2010 performance-based compensation and one-half reported as 2011 compensation). This treatment is consistent with the forward-looking nature of our long-term incentive awards (i.e., P+RSUs) and the Committee’s historical administrative practice that grant amounts reflect the amount of equity compensation established for the executive immediately prior to the grant date. As a result of the foregoing determination, a P+RSU award of $1,050,000, which will cliff vest 30 months after the date of grant, and a RSU award of $800,000 vesting over a 30-month period in three equal installments, were made to Mr. House in February 2012.

Mr. House also received a cash payment of $113,338 in lieu of a corporate contribution to the Executive Retirement Savings Plan, which was prorated for the portion of the year he served as President and CEO.

Executive Chairman

During the 2011 fiscal year, prior to May 24, 2011, Mr. House served in the role of Executive Chairman solely, and in that capacity provided leadership to the Board of Directors and played a role in developing and analyzing key strategic initiatives, building and maintaining relationships with our key stakeholders, as well as leading our Board of Directors and other accountabilities. As Executive Chairman, Mr. House also provided insight regarding succession planning for the CEO and other NEOs. In February 2011, Mr. House’s compensation in this role was established to be more aligned with non-employee director compensation, as opposed to “executive officer” compensation, in part as a result of the end of the transition in roles with Mr. Schroeder. As such, his base salary was set at $300,000 (a reduction from $350,000) and he received time-vested RSUs (not performance-based) valued at $200,000. The latter is a reduction from long-term incentive compensation targeted in 2010 in the aggregate of $350,000. Upon his appointment as President and CEO in May 2011, Mr. House’s compensation as Executive Chairman ceased and he received the compensation as President and CEO noted above.

Other NEOs

As noted above, in previous years, the Compensation Committee believed that a team approach to compensation for the NEOs was appropriate. However, given that one of the fundamental objectives of our compensation philosophy is that executive compensation programs support our ability to attract and retain high performing executive officers by aligning executive pay with market data for each individual role, commencing in 2011, the Committee reviewed the total target compensation for each NEO, as compared to companies in the relevant comparator groups reviewed as part of the 2010 study, as well as considered the individual’s role, experience and performance to determine the appropriate compensation for each executive. As a result, in 2011, the corporation began a gradual transition away from team-based compensation. In order to align 2011 compensation for the other NEOs with these changes to our compensation principles, some adjustments were made to compensation for certain of our NEOs.

Before determining 2011 compensation for the NEOs (other than the Executive Chairman and CEO), the Committee considered the corporation’s strong financial performance in 2010, the achievement of our other business goals and objectives, and current trends and initiatives in executive compensation. See “2011 Compensation Program Details and Impact of 2011 Performance” below for more details on NEO compensation in 2011.

The specific changes to the 2011 target compensation of Ms. Devine, which reflected her market position primarily against the Canadian comparator group due to the nature of her role, were as follows: annual base salary of $400,000 (representing an increase of $16,500); annual short-term incentive award opportunity under the EAPP of $500,000 at target (the same as 2010); and, long-term incentive award opportunity under the 2006 Stock Incentive Plan of $600,000 at target (representing an increase of $186,918). Under this new arrangement, the total 2011 targeted compensation for Ms. Devine was $1,500,000, of which approximately 73% was “at risk”.

The Compensation Committee determined that the compensation of both of our Chief Operations Officers should be the same given the nature of the roles and similarity of responsibilities and accountabilities. The specific changes to the

2011 target compensation for both Mr. Clanachan and Mr. Walton, which reflected the market position against the blended North American comparator group to include companies that most closely match the role, were as follows: annual base salary of $400,000 (representing an increase of $16,500); annual short-term incentive award opportunity under the EAPP of $500,000 at target (the same as 2010); and, long-term incentive award opportunity under the 2006 Stock Incentive Plan of $500,000 at target (representing an increase of $86,918). Under this new arrangement, the total 2011 targeted compensation for both Mr. Clanachan and Mr. Walton was $1,400,000, of which approximately 71% was “at risk”.

In February 2011, it was determined that the 2011 target compensation of Mr. Moir, which reflected his market position primarily against the Canadian comparator group due to the nature of his role, would remain unchanged from 2010. However, in August 2011 the Committee further considered the contributions of Mr. Moir, including his long tenure and significant experience, among other considerations, and believed it was in the best interest of the corporation that his base salary and equity incentive compensation be increased to the levels of Messrs. Clanachan and Walton. As a result, annual base salary was increased from $383,500 to $400,000; annual short-term incentive award opportunity under the EAPP remained at $500,000 at target; and, a long-term incentive award opportunity under the 2006 Stock Incentive Plan was increased from $413,082 to $500,000 at target. The total 2011 targeted compensation for Mr. Moir was $1,400,000, of which approximately 71% was “at risk”.

Performance-based or variable pay delivered through our EAPP and P+RSU programs constitutes the substantial majority of compensation for our NEOs. The determination of actual EAPP payouts and P+RSUs awards is made by comparing actual EBIT and Net Income performance (as may be adjusted) against payout curves that have a range of established payouts from minimum to maximum levels, as set forth below in “2011 Compensation Program Details and Impact of 2011 Performance”. We also consider options/SARs awarded to our executives to be “at risk” depending on performance, although we do not have performance pre-conditions attached to our annual option/SAR awards.

2011 Compensation Program Details and Impact of 2011 Performance

Base Salaries

As noted above under “General Compensation Principles and Guidelines”, our executive compensation philosophy provides, as a guideline, that base salaries for the corporation’s executive officers will be set at approximately the 25th percentile of the applicable comparator group. In 2011, we maintained the base salaries of the NEOs at approximately the 25th percentile of base salaries of the average comparable executive officer positions of companies reviewed as part of the 2010 study. In addition, each individual’s role, experience and performance were taken into consideration when establishing base salaries for 2011. Setting base salaries at the 25th percentile is consistent with our philosophy of weighting compensation heavily towards performance-based awards, such that the level of total compensation is based on the corporation’s performance, while also providing our executives with a stable source of annual income.

The Committee set the following 2011 base salaries for our NEOs.

NEO	2011 Annual Base Salary
Paul D. House(1)	$750,000
Cynthia J. Devine	$400,000
David F. Clanachan	$400,000
William A. Moir(2)	$400,000
Roland M. Walton	$400,000
Donald B. Schroeder(3)	$750,000

(1)	For the portion of the year served as President and CEO effective May 24, 2011.

(2)	Mr. Moir’s annual salary was initially established at $383,500 for 2011, and was subsequently revised to $400,000.

(3)	For the portion of the year served as President and CEO.

Short-Term Incentives (or Annual Cash Bonus)—the Executive Annual Performance Plan

Our short-term (annual) incentive compensation program for executive officers is known as the Executive Annual Performance Plan (“EAPP”). Awards under the EAPP are “at risk” because the corporation must achieve annual financial performance objectives established by the Compensation Committee in order for the executive officers to receive any payments under the EAPP. The Committee believes that the annual cash incentive award should constitute a substantial portion of executive compensation to support our “pay-for-performance” philosophy and because our business tends to work on shorter performance cycles, thus making annual incentive awards effective at matching compensation to our performance. Additionally, given the relatively low level of our executive base salaries, we believe that strong short-term cash incentive compensation assists us to retain, motivate, and attract talented executives.

The two performance objectives for EAPP are operating income, or EBIT, as to 75% of the award, and Net Income, as to 25% of the award. The Compensation Committee believes that EBIT best reflects the financial health and performance of our business and also is a key performance measure used by other quick service restaurant companies, which allows for general comparability of performance. The Committee also believes that Net Income is an appropriate measure as it reflects overall earnings performance and requires management to be responsible for, and manage every line item on, our Consolidated Statement of Operations. Additionally, in making its decision regarding the appropriate performance objectives, the Committee also considered the following factors relative to EBIT and Net Income:

•	each executive officer believes that he or she can meaningfully contribute to the achievement of these performance objectives;

•	maintaining the consistency of the objectives over a number of years allows for more accurate measurement and comparison of, and reward for, the desired performance from year-to-year;

•	EBIT is used in our incentive plans for other employees, and thus, the interests of our entire organization are aligned to achieve the same goals; and,

•	they are not overly complex metrics and are easily understood, providing for clear “line-of-sight”.

The Committee reviews the corporation’s performance objectives annually and intends to look at the performance objectives during 2012 in the context of any overall changes to compensation plans and programs. Each year, the Compensation Committee establishes a payout curve with “target”, “threshold”, and “maximum” amounts, and incremental amounts between the “threshold” and “maximum” amounts, for the EBIT and Net Income performance objectives. Payouts range along the curve depending upon the corporation’s financial performance against the targets, with payouts corresponding to incremental performance above or below target performance. In 2011, the payout curve was changed to a linear (formulaic) scale from a step scale to better match corporate performance with the final payout, subject to the following threshold/minimum and maximum payouts. The EBIT payout curve that applied to the short-term incentive program also applied to the long-term P+RSU program.

The following table sets forth the 2011 performance objectives, actual EBIT and Net Income performance (as adjusted) and resulting EAPP payout:

	Performance Objectives				Actual Performance(2)
(CAD$ millions) % of Target	Below Threshold (< 90%)	Threshold / Minimum (90%)(1)	Target (100%)	Maximum (110%)
EBIT (75% weighting)	< $509.9	$509.9	$566.6	$623.2	$572.2 (101.0%)
Net Income (25% weighting)	< $341.1	$341.1	$379.0	$416.9	$383.7 (101.2%)
Resulting EAPP Payout	No payout	50% of target	100% of target	150% of target	105.3% of target
(1)	The threshold/minimum is the lesser of: (i) 90% of the current-year target objective, and (ii) actual prior-year EBIT or Net Income, as may be adjusted. The Committee sets the threshold at the lesser of 90% of current year target and actual prior year (as may be adjusted) EBIT and Net Income, recognizing that performance should be rewarded during difficult years, such that if prevailing macro-economic and business conditions affected achievement of targeted performance objectives disproportionately, but the corporation nonetheless achieved or exceeded prior-year actual results, then payouts should be made.

(2)	Adjusted EBIT attributable to Tim Hortons Inc. and adjusted Net Income attributable to Tim Hortons Inc. set forth under Actual Performance are non-GAAP measures. The Committee may make adjustments to actual EBIT/Net Income results for comparison to performance against the established performance objectives under the EAPP program, as it may determine in its discretion, either prior to or after the end of the performance period. Unless the Committee was to determine otherwise, the adjustments applied to the EBIT results under the EAPP also apply to the EBIT results under the P+RSU program. See Appendix A for Reconciliation of Adjusted Operating Income (EBIT) Attributable to Tim Hortons Inc. and Net Income Attributable to Tim Hortons Inc., which are non-GAAP financial measures.

The following table sets forth target and actual payouts under the EAPP made to the NEOs for 2011 performance:

	Target EAPP		Performance Curve Payout Percentage	Actual Payout
Paul D. House	$612,637	(1)	105.3%	$645,107
Cynthia J. Devine	$500,000		105.3%	$526,500
David F. Clanachan	$500,000		105.3%	$526,500
William A. Moir	$500,000		105.3%	$526,500
Roland M. Walton	$500,000		105.3%	$526,500
(1)	Target EAPP was $1,000,000 prorated for the portion of the year during which Mr. House served as President and CEO.

Achievement of EBIT Performance Objective. As described herein, EBIT performance is the primary driver of performance-based compensation under the EAPP and P+RSU programs. For the five years prior to and including 2011, we generally met the target amounts for EBIT performance, as may have been adjusted in accordance with the terms of the EAPP, but we did not achieve the maximum objectives. Between 2007 and 2011, inclusive, our EBIT performance ranged from 95.9% to 101.7% of target.

Achievement of Net Income Performance Objective. Net Income is the secondary driver of performance-based compensation under the EAPP program. For the five years prior to and including 2011, we generally met the target amounts for Net Income performance, as may have been adjusted in accordance with the terms of the EAPP, but we did not achieve the maximum objectives. Between 2007 and 2011, inclusive, our Net Income performance ranged from 99.4% to 102.2% of target.

The Compensation Committee believes that the EAPP effectively continues to deliver short-term incentive compensation in a manner consistent with our compensation philosophy. See below under “Named Executive Officer Compensation—Alignment to Corporate Performance (Pay-for-Performance Linkage)”.

The Committee may make adjustments to awards in the event actual performance goals are not met. If warranted, the Committee may increase or reduce the size of the payout and also has the discretion not to award a payout. The Committee considers the use of discretion to be a factor that mitigates the risk of unintended consequences of executive compensation determinations made earlier in the performance year.

Long-Term Incentives

Consistent with our compensation philosophy, equity-based incentive compensation granted under our 2006 Stock Incentive Plan constitutes the largest part of the CEO’s total compensation and a significant portion of the total compensation for our executive officers. Our equity incentive awards are generally intended to accomplish the following main objectives:

•	align our financial and share price performance with the level of compensation realized by executive officers;

•	foster the long-term retention of executive officers;

•	assist in building share ownership of executive officers to increase alignment with long-term shareholder interests;

•	focus on the execution of longer-term strategic plans which form part of our annual financial and non-financial goals and objectives;

•	attract and motivate key employees;

•	reward participants for performance in relation to the creation of shareholder value; and,

•	deliver competitive levels of compensation, consistent with our compensation philosophy.

Currently, our equity incentive compensation consists of performance-conditioned restricted stock units (“P+RSUs”) and stock options with tandem stock appreciation rights (“SARs”). The P+RSUs and options/SARs each represent 50% of the total value of the target equity incentive awards. This mix strengthens the link between pay and performance and, therefore, is more consistent with our compensation philosophy and more effectively aligns our executives’ interests with those of our shareholders than reliance on just one type of equity award. This is aligned with market practice on the average mix of long-term incentive compensation at TSX60 companies. The Compensation Committee believes that the use of these types of awards supports our executive retention objective by providing both mid-term (P+RSUs) and long-term (options/SARs) incentives.

Both the P+RSUs and options/SARs grants are based on specific dollar values. The actual number of P+RSUs granted is determined by dividing the dollar value of the award by the closing price of our common shares on the Toronto Stock Exchange (the “TSX”) on the trading day immediately preceding the grant date. The number of options/SARs to be granted is determined by dividing the dollar value of the award by the option value calculated using the Black-Scholes valuation methodology. The Compensation Committee believes that a value-based approach to equity incentive grants is more appropriate than a fixed-number grant because the initial dollar value of the P+RSUs and options/SARs is fixed on the date of grant and, therefore, the number of P+RSUs or options/SARs awarded is equal to the amount of compensation the Committee had determined to award on the grant date. Previous grants of P+RSUs and options/SARs are not taken into account when awarding new grants. For additional detail, see Notes (2) and (3) of the Summary Compensation Table under “Executive and Director Compensation”.

P+RSUs

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

In February of each year, the Compensation Committee sets the performance objectives for the P+RSUs to be granted in the following year. Based on the same factors considered in establishing the performance measures for the EAPP, the Committee considers operating income, or EBIT, as to 100% of the award, to be the most appropriate performance objective for the P+RSU grants. The level of P+RSUs granted is based on a one-year performance target, rather than multiple year targets, primarily because our relatively short business cycle makes a shorter performance period more effective in linking compensation to performance. Because the P+RSUs “cliff” vest, they also have a strong retention component. See below for a discussion of (i) the relevant payout curve for the P+RSU program, and (ii) the achievement of the EBIT performance objective for purposes of P+RSU awards.

The Committee’s established administrative practice is that P+RSU awards are backward-looking in terms of the corporation’s performance target, which is applied to the original grant amount determined at the time the performance target is set. However, P+RSUs are forward-looking in that they have a 30-month “cliff” vesting schedule, which, absent certain exceptions, effectively requires a forward service period of 30 months prior to vesting and settlement. Based on these considerations, the actual grant reflects the amount of equity compensation established for the executive immediately prior to the grant date. This includes the impact of any adjustments to equity incentive compensation (upward or downward) that occurred after the end of the prior-year performance period.

The following table sets forth the 2011 performance objectives, actual EBIT performance (as adjusted) and resulting P+RSU award:

	Performance Objectives				Actual Performance(1)
(CAD$ millions) % of Target	Below Threshold (< 90%)	Threshold / Minimum (90%)	Target (100%)	Maximum (110%)
EBIT (100% weighting)	< $509.9	$509.9	$566.6	$623.2	$572.2 (101.0%)

Resulting P+RSU Award	No payout	50% of target	100% of target	150% of target	105.0% of target
(1)	See Appendix A for Reconciliation of Adjusted Operating Income (EBIT) Attributable to Tim Hortons Inc., which is a non-GAAP financial measure.

Based on the foregoing, the following table sets forth the actual P+RSU awards to be granted to the NEOs in May 2012, based on 2011 performance:

	Original Target	Performance Curve Payout Percentage	Actual Award
Paul D. House(1)	$1,000,000	105.0%	$1,050,000
Cynthia J. Devine	$ 300,000	105.0%	$ 315,000
David F. Clanachan	$ 250,000	105.0%	$ 262,500
William A. Moir	$ 250,000	105.0%	$ 262,500
Roland M. Walton	$ 250,000	105.0%	$ 262,500
(1)	As noted above under “NEO Compensation Determinations for 2011”, in February 2012, Mr. House also received an additional full (not prorated) P+RSU award of $1,050,000, recognizing his appointment as President and CEO occurred shortly after the May 2011 grant date and in recognition of both strong individual and corporate performance.

Options/SARs

Stock options with tandem SARs are designed to reward our executive officers for increases in our stock price over long periods of time. Issuing options with tandem SARs provides the option holder with the choice of receiving either our common shares (by exercising the option) or cash (by exercising the SAR), in each case with the value dependent upon the price of our common shares at the time of exercise. Upon the exercise of options, the related SARs are surrendered to the corporation and cancelled to the extent of the number of options exercised. Upon the exercise of SARs, the related options are surrendered to the corporation and cancelled to the extent of the number of SARs exercised. The options/SARs vest in equal proportions over three years and expire after seven years; however, the term is shortened upon death, disability, retirement, or termination. Additionally, because of their completely forward-looking nature, they may provide longer-term incentives in years when our performance results in lower (or no) short-term cash incentive or P+RSU awards.

Options/SARs represent alignment with shareholder interests as they have no value if our share price does not increase (unlike RSUs and P+RSUs), but will increase (or decrease) in value directly in relation to increases (or decreases) in our share price during the exercise period.

All equity awards are made in accordance with our equity grant and settlement policy. Refer to the “Governance Policies and Related Items” section of this CD&A for additional details regarding this policy.

Included in the table below are the value of the 2011 option/SAR awards made to the NEOs in May 2011. Option/SAR awards to be granted to the NEOs in May 2012 will be based on the equity incentive values for 2012 compensation established in February 2012 and will be as set forth in the table below.

Actual Option/SAR Grants
NEO	May 2011 Award	May 2012 Award
Paul D. House(1)	n/a	n/a
Cynthia J. Devine	$ 300,000	$300,000
David F. Clanachan	$ 250,000	$250,000
William A. Moir(2)	$ 250,000	$250,000
Roland M. Walton	$ 250,000	$250,000
Donald B. Schroeder	$1,000,000	$ 0
(1)	As noted above under “NEO Compensation Determinations for 2011”, Mr. House will be awarded RSUs in lieu of stock options. In February 2012, the Board approved a full (not prorated) RSU award of $1,000,000 for the 2011 plan year recognizing his appointment as President and CEO occurred shortly after the May 2011 grant date and in recognition of both strong individual and corporate performance, less the $200,000 RSU award he received in May 2011 as Executive Chairman, effective February 28, 2012. In addition, Mr. House will be eligible to receive an RSU award of $1,000,000 in May 2012.

(2)	Mr. Moir received an option/SAR award of $206,541 in May 2011 and a subsequent award of $43,459 in August 2011, for a total award of $250,000 in 2011.

Retirement Benefits

Our retirement plans are designed to provide a competitive level of retirement savings to executive officers and to reward them for continued service with us. The retirement program for our executive officers consists of our defined contribution pension plan (the “DCPP”), which covers all full-time employees, and our Personal Supplemental Executive Retirement Savings Plan (the “Savings Plan”), which covers executive officers and certain other members of senior management.

Defined Contribution Pension Plan

All of our Canadian employees, including executive officers, are required to participate in our Canadian DCPP after they have completed 12 months of continuous service with us. Employees are required to contribute to the DCPP an amount equal to 2% of base salary, and we contribute an amount equal to 5% of base salary. Participants may also make voluntary additional contributions, which we will match up to a maximum of an additional 1% of base salary. All contributions made under the DCPP are subject to legislated maximum limits (for 2011, $22,970 per individual in the aggregate for both employer and employee contributions). Although a participant’s contribution to the DCPP vests upon enrolment, company contributions to the DCPP do not vest until the participant has participated in the DCPP for two years. Vested amounts may be withdrawn prior to retirement if the employee ceases to be employed by us and otherwise in accordance with Canadian laws and regulations governing the DCPP.

Personal Supplemental Executive Retirement Savings Plan

The purpose of the Savings Plan is to provide participants with additional compensation, which the participants will direct to be held and invested in accordance with the terms of the Savings Plan. Only individuals who are below 69 years of age are eligible to receive additional compensation under the Savings Plan. Participants who have more than three years of service with us are considered vested participants.

Under the Savings Plan, vested participants must direct us to pay compensation received under the Savings Plan to: (i) a non-registered account, (ii) a Tax Free Savings Account (“TFSA”), or (iii) a Registered Retirement Savings Plan (“RRSP”). These accounts are administered by a third-party financial institution, and the amounts held in such accounts are invested in permitted investments at the direction of the respective participant. As a result, the design of the Savings Plan allows the participants to achieve certain tax efficiencies as well as control the investments of their funds. The corporation and participants will agree to pay to, or transfer amounts out of, the vested account upon the occurrence of specified events, including termination, disability or death of a participant, or in certain other circumstances.

After the completion of the plan year, the corporation will make contributions to the Savings Plan at a rate of 12% of earnings (base salary and annual incentive paid during the plan year), less DCPP contributions from the corporation. The contribution rate was selected based on data provided by pension specialists at Hewitt who, based on general industry design considerations, confirmed that 12% was a market competitive contribution rate for these types of programs. All annual payments made to participants under the Savings Plan will be subject to applicable tax withholdings, unless directed to an RRSP. Also, all income earned on permitted investments, other than in an RRSP or TFSA, will be taxable annually to the participant.

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

Executive Benefits and Perquisites

We use limited amounts of executive benefits and perquisites to provide our NEOs with a competitive total compensation package that allows them to focus on their daily responsibilities and the achievement of the corporation’s objectives. The perquisites provided to executive officers consist of executive medical benefits, life and accidental death and dismemberment insurance premiums, use of a company car, and personal use of our corporation’s airplane in limited circumstances. The value of these benefits, except for the medical benefits, is included as taxable income to the executive. The Compensation Committee does not believe that perquisites and other benefits should represent a significant portion of the compensation package of the executive officers. The amounts reported for perquisites represent the aggregate incremental cost of providing the benefit and not the value of the benefit to the recipient. See the Summary Compensation Table under “Executive and Director Compensation” for additional information regarding the perquisites we provide to our NEOs.

We have a policy limiting the personal use of our aircraft by executive officers and directors to the following circumstances: (i) the spouse or partner and other family members (as well as other officers and/or employees) may accompany an executive officer or director who is traveling on our aircraft for a business purpose, if space permits; and (ii) the executive officers, spouses or partners, and other family members, may use the aircraft in the event of medical emergencies or other extreme hardships.

NEO Compensation Determinations for 2012

Before determining target compensation for 2012 for all of the NEOs, the Compensation Committee considered the corporation’s strong financial performance in 2011, the achievement of our other business goals and objectives, analysis derived from the tally sheets and internal pay equity review, and increases in base salaries made to other employees of the corporation generally.

CEO

Paul D. House joined the corporation as Vice-President of Marketing in 1985 and occupied various senior management positions leading to his appointment in January 1993 as Chief Operating Officer. He then became President and Chief Operating Officer in 1995, and CEO in November 2005. Mr. House was named Chairman of the Board in February 2007. He was a director on the Wendy’s Board from 1998 through February 2007. Mr. House is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as the Advisory Board for Brock University Business School. Mr. House joined Dairy Queen® Canada in 1972 and held various management positions with that company, including Vice-President of Canadian Operations, responsible for the business in Canada. Mr. House holds a B.A. in Economics from McMaster University. On March 1, 2008, Mr. House became Executive Chairman of the corporation’s Board of Directors. Effective as of May 24, 2011, Mr. House was appointed to serve as the President and Chief Executive Officer of the Company.

In recognition of Mr. House’s effective leadership, the strengthening of the corporation’s competitive position, the creation of a strong foundation for future growth opportunities, and his demonstration of an extremely high level of commitment to employees, restaurant owners and the communities in which we operate, the Board has approved the following compensation for 2012. Effective as of February 26, 2012, Mr. House will receive a base salary of $772,500 (representing a 3% increase from current base salary of $750,000) for the portion of the year he serves as President and CEO plus any transition period necessary to integrate a potential new President and CEO into the role and the corporation. Mr. House will be eligible for a performance-based short-term incentive award under the corporation’s EAPP of $1,000,000 at “target” performance (no change from 2011 level), provided that the short-term incentive payout will be prorated to the period during which Mr. House serves as President and CEO during 2012, including any transition period as mentioned above. The amount payable to Mr. House under the EAPP will be dependent upon the extent to which the corporation achieves EBIT and Net Income performance objectives established for the EAPP in February 2012. Mr. House will be eligible for a long-term incentive award in May 2012 in an aggregate amount of $2,050,000 under the corporation’s 2006 Stock Incentive Plan, consisting of: (i) $1,050,000 delivered through P+RSUs, adjusted by the 2011 performance factor of 105%, which will cliff vest 30 months after the date of grant; and (ii) $1,000,000 delivered as time-vested RSUs, vesting over a 30-month period in three equal installments.

The following outlines the changes to Mr. House’s target total direct compensation as President and CEO for 2012:

	Cash Compensation		Equity Compensation
Year	Salary	Annual Incentive	P+RSU Grant Value	RSU Grant Value	Total Direct Compensation	% of Compensation “At Risk”
2012	$772,500	$1,000,000	$1,000,000	$1,000,000	$3,772,500	80%
2011	$750,000	$1,000,000	$1,000,000	$1,000,000	$3,750,000	80%

Other NEOs

Compensation for the other NEOs will remain the same in 2012 as was in place for 2011, with the exception of increases to base salaries of 3%. Keeping the short-term and long-term equity incentive targets the same for 2012 takes into consideration the significant change to the long term incentive target made in 2011 and that benchmarking will be done every two to three years. The following outlines the changes to target total direct compensation for 2012, along with target total direct compensation for the prior two years.

Ms. Devine, Chief Financial Officer (CFO)

Cynthia J. Devine joined the corporation in 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, treasury, internal audit, tax and information systems for the corporation. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. As of May 1, 2008, Ms. Devine was appointed as Chief Financial Officer and assumed additional accountability for the corporation’s manufacturing operations and vertical integration strategy. These manufacturing operations include Maidstone Coffee, Fruition, Fruits and Fills, a fondant and fills facility, and the coffee plant in Hamilton, Ontario. Prior to joining the corporation, Ms. Devine served as Senior Vice President, Finance for Maple Leaf Foods®, a large Canadian food processing corporation, and from 1999 to 2001, held the position of Chief Financial Officer for Pepsi-Cola® Canada. Ms. Devine, a Canadian Chartered Accountant, holds an Honours Business Administration degree from the University of Western Ontario. Ms. Devine is a member of the Board of Directors of ING Direct® Canada. In August 2011, Ms. Devine was elected as a Fellow of the Canadian Institute of Chartered Accountants for contributions to the Chartered Accountant profession.

The following outlines the changes to Ms. Devine’s target total direct compensation for 2012:

	Cash Compensation		Equity Compensation
Year	Salary	Annual Incentive	P+RSU Grant Value	Stock Option/ SAR Grant Value	Total Direct Compensation	% of Compensation “At Risk”
2012	$412,000	$500,000	$300,000	$300,000	$1,512,000	73%
2011	$400,000	$500,000	$300,000	$300,000	$1,500,000	73%
2010	$383,500	$500,000	$206,541	$206,541	$1,296,582	70%

Mr. Clanachan, Chief Operations Officer (COO), United States and International

David F. Clanachan joined the corporation in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations—Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food corporation, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training, Operations Standards and Research & Development. As of May 1, 2008, Mr. Clanachan was appointed as Chief Operations Officer, United States and International. Mr. Clanachan directly oversees operations, restaurant development and growth strategy for the U.S. segment, as well as the international operations and growth strategy. Mr. Clanachan holds a Bachelor of Commerce degree from the University of Windsor. Mr. Clanachan serves on the School of Hospitality and Tourism, Management Policy Advisory Board for the University of Guelph and as a director of the Canadian Hospitality Foundation.

The following outlines the changes to Mr. Clanachan’s target total direct compensation for 2012:

	Cash Compensation		Equity Compensation
Year	Salary	Annual Incentive	P+RSU Grant Value	Stock Option/SAR Grant Value	Total Direct Compensation	% of Compensation “At Risk”
2012	$412,000	$500,000	$250,000	$250,000	$1,412,000	71%
2011	$400,000	$500,000	$250,000	$250,000	$1,400,000	71%
2010	$383,500	$500,000	$206,541	$206,541	$1,296,582	70%

Mr. Moir, Chief Brand and Marketing Officer

William A. Moir joined the corporation in 1990 as Vice President of Marketing, and was promoted to Executive Vice President of Marketing in 1997. As of May 1, 2008, Mr. Moir was appointed as Chief Brand and Marketing Officer, and as the President of the Tim Horton Children’s Foundation and assumed responsibility for research and development, aligning product research and innovation programs with the corporation’s brand and marketing activities. Prior to joining the corporation, Mr. Moir gained extensive marketing management experience, holding key positions with K-Tel®, Shell Oil® and Labatt Breweries®. He is a director and past Chairman of the Coffee Association of Canada, a director of The Trillium Health Centre Foundation, a director of the Baycrest Foundation, as well as the President of and a member of the Board of Directors of the Tim Horton Children’s Foundation. Mr. Moir holds an Honours Business degree from the University of Manitoba.

The following outlines the changes to Mr. Moir’s target total direct compensation for 2012:

	Cash Compensation		Equity Compensation
Year	Salary	Annual Incentive	P+RSU Grant Value	Stock Option/SAR Grant Value	Total Direct Compensation	% of Compensation “At Risk”
2012	$412,000	$500,000	$250,000	$250,000	$1,412,000	71%
2011	$400,000	$500,000	$250,000	$250,000	$1,400,000	71%
2010	$383,500	$500,000	$206,541	$206,541	$1,296,582	70%

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

The following outlines the changes to Mr. Walton’s target total direct compensation for 2012:

	Cash Compensation		Equity Compensation
Year	Salary	Annual Incentive	P+RSU Grant Value	Stock Option/SAR Grant Value	Total Direct Compensation	% of Compensation “At Risk”
2012	$412,000	$500,000	$250,000	$250,000	$1,412,000	71%
2011	$400,000	$500,000	$250,000	$250,000	$1,400,000	71%
2010	$383,500	$500,000	$206,541	$206,541	$1,296,582	70%

Written Change in Control (Employment) Agreements and Post-Employment Covenants

In September 2006, the Compensation Committee requested that Hewitt review market practices and general industry precedents to determine whether the change in control agreements that our executive officers had when the corporation was owned by Wendy’s International, Inc. were consistent with current market practice. Based on Hewitt’s review and recommendations, the Committee recommended that our Board adopt change in control agreements for each of the NEOs containing provisions the Committee believed, based on the information provided by Hewitt, were consistent with typical benefits offered under change in control agreements by general industry companies.

Change in control agreements are provided to our NEOs to facilitate the stability of our leadership during the course of a change in control transaction, which is a time of increased uncertainty for our NEOs and other employees. The benefits are intended to allow these officers to make reasonable decisions about potential changes in ownership that are in the best interests of our shareholders. Change in control transactions frequently result in job losses to executive officers and, therefore, the Compensation Committee believes that appropriate change in control benefits encourage the ongoing commitment of executive officers to the best interests of shareholders during such times. As mentioned above, these benefits also help to ensure stability and continuity of management as the change in control transaction is implemented and beyond. Furthermore, based on Hewitt’s review and recommendations, the Committee believed that these types of change in control benefits are typical for large public companies and are, therefore, intended to provide our NEOs with benefits similar to those obtainable at comparable companies, which serves to further our objective of attracting and retaining high-performing talent. Other than these change in control agreements, and as provided under the terms of the 2006 Stock Incentive Plan, we do not have any individual agreements with our NEOs that guarantee continued employment or that establish payments on termination of employment.

In December 2009, the Board adopted new change in control agreements with the following provisions:

(i)	a “double trigger” before any benefits are paid, meaning both a change in control and termination of employment need to occur before any benefits are paid;

(ii)	severance equal to two times base salary and short-term incentive awards for NEOs other than the CEO and three times base salary and short-term incentive awards for the CEO and the then Executive Chairman (see below for a change to Mr. House’s agreement implemented in 2012); and,

(iii)	employment protection for no more than two years following a change in control.

The corporation’s change in control agreement with Mr. House previously provided for a change in control payment of three times cash compensation, plus certain additional benefits for a period of three years following a termination of employment. With a view to aligning to market practice and the other NEOs, Mr. House’s change in control agreement was amended, in March 2012, to decrease his change in control payment from three times to two times cash compensation, and to reduce his entitlement to additional benefits from three years to two years.

In February 2010, Mr. House and Mr. Schroeder each entered into post-employment covenant agreements containing non-compete, non-solicitation, confidentiality, and related covenants. The change in control agreement for each of Mr. House and Mr. Schroeder was amended to incorporate these additional covenants as well. Following the termination of his employment with the corporation, Mr. Schroeder agreed under his Separation Agreement and Final Release to extend the term of various covenants and obligations under his existing post-employment covenant agreement.

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

The stock ownership guidelines do not apply to officers who are within five years of a planned retirement as we do not currently impose “hold to” or “through” retirement under our guidelines. However, RSUs and options/SARs continue to vest in accordance with their normal vesting schedules, such that vesting of these awards does not accelerate upon retirement. Our share ownership guidelines also strictly prohibit our officers from entering into any transaction that would operate as a hedge against an officer’s share ownership position. Compliance with the guidelines is reviewed by the Compensation Committee annually.

In January 2012, the Committee reviewed the degree to which individuals have satisfied the applicable ownership guidelines as well as the applicable guideline for each executive level. As of the end of 2011, all of our NEOs were in compliance with our stock ownership guidelines. The following table indicates NEO holdings as compared to the share ownership guidelines.

Name	Guideline	Value of Common Shares Held(1)	Value of Vested Unexercised Options(1)	Value of Total Ownership(1)	Actual Ownership Multiple
Paul D. House	4x	$7,859,845	$1,046,450	$8,906,295	11.9
Cynthia J. Devine	3x	$3,381,785	$ 695,628	$4,077,413	10.2
David F. Clanachan	3x	$2,316,960	$ 695,628	$3,012,588	7.5
William A. Moir	3x	$4,669,684	$ 695,628	$5,365,312	13.4
Roland M. Walton	3x	$3,228,126	$ 695,628	$3,923,754	9.8

(1)	Amounts are based on the average price for our common shares on the TSX over the 2011 calendar year ($45.99).

Risk-Taking Analysis

On an annual basis, or otherwise more frequently as circumstances require, the Compensation Committee considers whether our executive compensation programs create or incentivize any inappropriate risk-taking. Because annual performance-based incentives play a large role in our executive compensation programs, it is important that these incentives do not result in our NEOs taking actions that may conflict with the corporation’s long-term interests. No substantial changes occurred with respect to our compensation plans and programs during 2011 that impacted the Committee’s risk assessment in a significant way and, in January 2012, the Committee concluded that our compensation programs continue to be designed and administered with the appropriate balance of risk and reward in relation to our overall business strategies, and do not encourage executives to take unnecessary or excessive risks. In making this determination, the Committee considered the following key elements of our existing compensation programs.

Performance Objectives and Committee Review

In connection with the adoption of the annual target performance objectives for 2011 and 2012, the Committee considered the extent to which annual performance metrics as opposed to multi-year targets, could potentially incentivize unnecessary or inappropriate risk-taking or short-term decision-making. The Committee concluded that the absence of multiple-year performance objectives did not lead to the assumption of undue risk. The potential for short-term decisions to drive excessive compensation is limited because the performance awards are subject to “caps” or maximum amounts of compensation that can be received in the event the corporation’s performance exceeds established performance targets. This minimizes any incentive to enter into large transactions for the purpose of attempting to generate substantial short-term gains. In addition, consistent declines in budgeted target growth due to short-term decision-making also would be visible to the Committee and Board through the annual budget review and establishment of annual performance objectives. Therefore, short-term decisions resulting in increased compensation in the current year would impact the budget and performance objectives for the following year.

In addition, the Committee retains discretion to make adjustments to minimize the impact of extraordinary events or circumstances so that the compensation paid to executives more closely matches underlying operating performance. For example, in 2011 the Committee considered the net impact of the Separation Agreement with our former President and Chief Executive Officer, which included severance charges, advisory fees and other related costs and expenses, on compensation. The Committee made adjustments to minimize the net impact of these changes on compensation because the Committee believed it was appropriate to do so given the relative magnitude of the changes, the extraordinary nature of the agreement (which was unrelated to underlying operating performance), and the inability of executives to control the occurrence of the changes. The Committee’s ability to review the amount of performance awards and the underlying factors driving the amount of such awards prior to payment thereof, as was done in 2011, acts as another means by which risks inherent in the design of compensation plans are mitigated.

Also, as mentioned above, annual EBIT performance is the objective that determines incentive payments for our employees at-large (including our executive officers) and has been for a number of years. Over this time period, our financial performance has been strong, and the Committee has therefore concluded that EBIT has been an effective performance objective which has not led to imprudent management practices. This consistent approach reflects our commitment to discouraging inappropriate risk-taking at all levels within the organization.

Other Factors Mitigating Risk in Compensation Programs

In addition to the metrics selected for performance-based compensation, discussed above, the Committee believes that certain of our other tools and policies mitigate an incentive to take excessive risks by limiting the amount of benefit that could be obtained by executives through undue focus on short-term results and/or through excessive risk-taking. These tools and policies include:

•	the balance between short-and long-term incentives;

•	the vesting period which applies to long-term incentives (e.g., P+RSU awards do not vest for 30 months, so a gain in the short-term would not be immediately realizable);

•	an annual review of the corporation’s short-and long-term incentive plans and corresponding targets and milestones to assess continued relevance and applicability;

•

consideration of qualitative as well as quantitative performance factors in determining short-and long-term compensation payouts and in the setting of future compensation, including minimum and maximum performance thresholds; and, actual results are measured against pre-approved financial metrics that are clearly defined, directly linked to our financial performance, and capped at 150% of target value;

•	stock ownership policies;

•	an anti-hedging policy which prohibits the corporation’s executive officers from participating in speculative activity related to the corporation’s equity;

•	not accelerating the vesting of equity awards upon retirement;

•	recoupment or (“clawback”) policy that allows us to recover compensation paid on the basis of errors or misconduct;

•	the continued monitoring of internal pay equity to ensure a proper balance of risk and reward with lower-tier officers;

•	utilizing tally sheets to monitor trends and unusual impacts on compensation over a number of years; and

•	our equity award program has a “double trigger” prior to payout upon a change in control.

Recoupment or “Clawback” Policy

In February 2009, the Compensation Committee adopted the Recoupment Policy Relating to Performance-Based Compensation (“Recoupment Policy”). The Recoupment Policy provides that if our consolidated financial statements are required to be restated for any reason other than a change in accounting policy with retroactive effect, our Board of Directors will review all performance-based compensation awarded to or earned by our senior executives (and certain other employees) for all fiscal periods materially affected by the restatement, provided that the Recoupment Policy shall apply to all such compensation awarded or paid on or after February 19, 2009. If the Board determines that performance-based compensation was paid based on the achievement of financial results that were subsequently corrected as part of a restatement, and a lower incentive payment or award would have been made based on the restated financial results, then the Board will, to the extent permitted by applicable law, seek recoupment from those subject to the Recoupment Policy. Recoupment will be sought for the extent of such performance-based compensation as the Board deems appropriate, after a review of all relevant facts and circumstances.

Equity Grant and Settlement Policy

The Compensation Committee has adopted an equity grant and settlement policy to reflect best practices and confirm internal policies and procedures. This policy provides for, among other things, specific parameters that apply to all grants and settlements of equity compensation awards, as well as hedging activities undertaken by the corporation at the time of the award and/or settlement thereof. The general purpose of the policy is that no exercise price, settlement value, or grant-date value of any equity award made by the corporation and, that no entry into or settlement of hedging transactions in connection with such equity awards, is subject to, or at risk of, any manipulation by any director or member of management. This policy is also intended to avoid using a stock price for determination of equity grants or settlement amounts on a date when we are arguably in possession of material, undisclosed information that is not reflected in the market price of our common shares. Otherwise, grants would not be reflective of our intent to assign an appropriate value-based award. In furtherance of the policy, specific practices were adopted and must be followed when grants and settlements of equity-based awards are made and when hedging activities by the corporation are undertaken in connection therewith. In particular, the Committee believes that establishing fixed grant and settlement dates, as well as establishing hedging practices, in advance to the extent possible, will maintain the integrity of the award, settlement, and hedging process. Accordingly, grant and settlement dates of equity-based compensation awards to non-employee directors and employees are predetermined, as set forth in the policy, as are the dates of corresponding hedging activities. In addition, certain other administrative and internal control measures were confirmed as part of the adoption of the policy, including an override by the Committee if certain events or circumstances should occur or arise.

Tax Treatment of Certain Equity Compensation

Pursuant to the 2006 Stock Incentive Plan, the corporation currently awards equity-based incentive compensation to certain employees, including our NEOs, in the form of stock options with tandem SARs. The employee can exercise the stock option to receive common shares or exercise the SAR and receive a cash payment, in each case with the value dependent upon the price of our common shares at the time of exercise. In Canada, the cash payment upon exercise of the SAR is taxable income to the employee. Prior to 2010, Canadian tax rules permitted Canadian employees to claim a stock option deduction equal to 50% of this income inclusion and also permitted the Canadian employer to claim a tax deduction for the cash payments made. Changes to the applicable Canadian tax legislation in 2010 provided that either the Canadian employer or the Canadian employee may claim a deduction for cash payments arising on the exercise of the SAR feature, but not both. In each of 2010 and 2011, the corporation made annual elections to forgo its corporate tax deduction in Canada to enable Canadian employees to receive favorable tax treatment on an exercise of the SAR feature in those years.

Other Developments

As a foreign private issuer in the U.S., we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, and we are otherwise not required to adhere to the U.S. requirements relative to certain other proxy disclosures and requirements. Therefore, our executive compensation and other proxy disclosures will be in compliance with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. We do generally attempt to comply with the spirit of the U.S. executive compensation and other proxy rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure, with the exception that we have determined to monitor and follow the development of say on pay practices in Canada and, therefore, we did not adopt the U.S. say on pay advisory vote on executive compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Performance Graph

The following graph compares the corporation’s cumulative total shareholder return on the TSX and NYSE over the five years ended December 30, 2011 of the common shares of the corporation, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500 (assuming a $100 investment was made on December 29, 2006 and the reinvestment of dividends at the closing price on the dividend payment date). The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act or the Exchange Act.

	29-Dec-06	28-Dec-07	26-Dec-08	31-Dec-09	31-Dec-10	30-Dec-11
S&P/TSX Composite Index (Cdn$)(2)	$100.0	$109.7	$ 67.9	$ 99.4	$116.9	$106.7
S&P/TSX Consumer Discretionary Index (Cdn$)(2)	$100.0	$104.1	$ 61.8	$ 77.5	$ 97.3	$ 82.3
S&P 500 (U.S.$)	$100.0	$101.9	$ 58.7	$ 89.5	$109.2	$109.0
Tim Hortons Inc. (TSX) (Cdn$)	$100.0	$110.6	$100.4	$ 98.5	$127.8	$155.7
Tim Hortons Inc. (NYSE) (U.S.$)	$100.0	$131.0	$ 97.0	$108.8	$149.2	$177.8
(1)	The majority of the corporation’s operations, income, revenues, expenses, and cash flows are in Canadian dollars, and the corporation reports financial results in Canadian dollars. As a result, our Canadian-dollar earnings per share may be translated to U.S. dollars by investors, analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the corporation’s share price. See “Risk Factors” in Part 1A of our Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC on February 28, 2012, as amended by this Form 10-K/A to be filed on or about March 23, 2012. The primary cause of the appreciation in the U.S. dollar share price relative to the Canadian share price during 2007, 2009 and 2010 is the percentage by which Canadian dollar appreciated against the U.S. dollar as noted below. Conversely, in 2008 and 2011, the Canadian dollar depreciated relative to the U.S. dollar by the percentages set forth below causing the opposite effect, resulting in a decline in the U.S. dollar share price as a result of currency fluctuation that is not directly attributable to changes in the Company’s underlying business or financial condition aside from the impact of foreign exchange.

Year	F/X Change Cdn.$ compared to US$
2007	+16%
2008	-23%
2009	+13%
2010	+5%
2011	-2%

(2)	Since September 29, 2006, the corporation has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Named Executive Officer Compensation—Alignment to Corporate Performance (Pay-for-Performance Linkage)

Total Shareholder Return

As set forth in the graph above, in our last five fiscal years, the corporation’s share price on the TSX has increased 55.7% assuming the reinvestment of dividends. During this period, aggregate NEO compensation as reflected in the Summary Compensation Table has not significantly increased, ranging from between $10.2 million to $12.0 million (including the impact of the 2011 long-term incentive awards delivered in 2012 for Mr. House), which provides substantial support for our pay-for-performance philosophy. In 2008, the application of our pay-for-performance philosophy was also demonstrated as total compensation delivered to the NEOs was impacted by lower-than-target EAPP payouts (at 80% of target) and no P+RSU grant in 2009 due to not achieving the performance objectives set for 2008. This coincides with and aligns to the drop in cumulative total shareholder return value during 2008 outlined in the graph above. Over 2010 and 2011, our financial performance, after excluding certain significant events, was strong, which was reflected in the improvement of the corporation’s share price over this period. The majority of our performance-based compensation (EAPP payouts (75%) and P+RSUs (100%)) during this period was based on our operating income, or EBIT, performance. As such, we have provided below a comparison of aggregate NEO compensation to the corporation’s EBIT performance.

Operating Income (EBIT) Performance

The following graph compares aggregate annual compensation paid to our NEOs from fiscal 2007 to fiscal 2011 to actual EBIT as reported in our Form 10-K for the fiscal year ended January 1, 2012, under “Selected Financial Data”. As outlined on the graph, aggregate NEO compensation has remained relatively flat over this period while reported EBIT has steadily increased. The increase in EBIT in fiscal 2010 reflects the impact of the gain on the sale of our 50% joint venture interest in Maidstone Bakeries which was excluded from compensation determinations for our NEOs. During the past five years, Reported EBIT has increased by 23.9%, while aggregate NEO compensation as a percentage of reported EBIT, has remained relatively flat from 2.2% in 2007 to 2.1% in 2011. We believe that these results, coupled with the analysis discussed above with respect to total shareholder return, support that EBIT as a performance objective is effective in delivering compensation to our executives over time in a manner consistent with our pay-for-performance philosophy and in a manner that represents alignment with long-term shareholder value.

	2007	2008	2009	2010		2011
Aggregate NEO Compensation (in millions)(1)	$10.2	$10.1	$10.6	$10.8		$12.0
Reported EBIT(in millions)(2)	$459.7	$478.4	$525.6	$872.2	(3)	$569.5
NEO Compensation as a % of EBIT	2.2%	2.1%	2.0%	1.2	%(3)	2.1%
(1)	NEO compensation is based on the NEOs for each applicable year. Aggregate NEO compensation includes base salary, short-term (annual cash) incentive, grant-date value of equity awards, and other compensation, as reported in the Summary Compensation Table and includes the impact of the 2011 long-term incentive awards delivered in 2012 to Mr. House. For comparison purposes, Mr. House has been included in the amounts even though he was not a NEO in 2010. Mr. Schroeder is included as a NEO in 2011; however, his severance payment and consulting fees have been excluded from Aggregate NEO Compensation.

(2)	Operating Income or EBIT as reported in our Form 10-K for the fiscal year ended January 1, 2012, under “Item 6. Selected Financial Data”.

(3)	Reported 2010 EBIT and resulting NEO Compensation as a % of EBIT reflect the gain on the sale of our 50% joint venture interest in Maidstone Bakeries, as well as other significant events that occurred in 2010. If we had eliminated the impact of these events, NEO Compensation as a % of EBIT would have been 2.0%.

APPENDIX A

Reconciliation of Adjusted 2011 Operating Income Attributable to Tim Hortons Inc.

and Adjusted 2011 Net Income Attributable to Tim Hortons Inc., Non-GAAP Financial Measures

Adjusted operating income (EBIT) attributable to Tim Hortons Inc. and adjusted Net Income attributable to Tim Hortons Inc. are non-GAAP measures used for compensation determinations (see table below). EBIT or operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests. Prior to the adoption of a new accounting standard at the beginning of the first quarter of 2010, operating income was, for the most part, unaffected by noncontrolling interests, which is not the case post-adoption. This new accounting standard requires the consolidation of variable interest entities of which we are considered to be the primary beneficiary and we believe should not be included in determining corporate performance for compensation purposes.

Adjusted operating income attributable to Tim Hortons Inc. excludes operating income attributable to noncontrolling interests, as described above, and costs relating to the CEO separation. This includes severance charges, advisory fees, CEO search fees, and other related costs and expenses. These expenses were offset in part by a reduction in compensation expense because we no longer paid Mr. House as Executive Chairman after his appointment as President and CEO.

Adjusted Net Income attributable to Tim Hortons Inc. for compensation determinations excludes the impact of costs relating to the CEO separation on a tax-adjusted basis and a tax adjustment representing lower tax expenses and charges than originally budgeted. The exclusion of the tax adjustment had a negative (lower) impact on executive compensation.

Management believes that adjusted operating income attributable to Tim Hortons Inc. and adjusted Net Income attributable to Tim Hortons Inc. provide important information for comparison purposes to prior periods and for purposes of evaluating the corporation’s operating income performance without the effects of significant items, noted above, which have a disproportionate impact on the overall performance of our consolidated business.

These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. The corporation’s use of the terms adjusted operating income and adjusted net income for compensation determinations may differ from similar measures reported by other companies.

For compensation purposes, the adjusted measures more closely reflect our operating performance to which the corporation seeks to align executive compensation. That is, the adjusted measures remove what we consider to be disproportional impacts of unusual, non-operating transactions on the overall performance of our corporation’s business and, therefore, on executive compensation that is based on the corporation’s financial results.

Reconciliation of 2011 Adjusted Operating Income (EBIT) Attributable to Tim Hortons Inc.

and 2011 Adjusted Net Income Attributable to Tim Hortons Inc. (Non-GAAP Measures)

(in millions)
Reported Operating Income (EBIT).	$569.5
Less: Operating Income (EBIT) attributable to noncontrolling interests	(3.6)
Reported Operating Income (EBIT) attributable to Tim Hortons Inc.	565.9
Add: Adjustment relating to CEO separation costs	6.3

Adjusted Operating Income (EBIT) attributable to Tim Hortons Inc. for Compensation Determinations	572.2

(in millions)
Reported Net Income attributable to Tim Hortons Inc.	382.8
Add: Adjustment relating to CEO separation costs	4.6
Less: Tax adjustment made for Compensation Determinations (negative impact on compensation)	(3.8)

Adjusted Net Income attributable to Tim Hortons Inc. for Compensation Determinations	383.7 *
*	difference in total due to rounding.

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table lists all elements of compensation directly or indirectly awarded to, earned by, or paid or payable by the corporation to each NEO for the fiscal years ended 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)(1)	Share- Based Awards ($)(2)	Option Based Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)		Pension Value ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)(7)
					Annual Incentive Plans(4)	Long- Term Incentive Plans
Paul D. House Executive Chairman, President and Chief Executive Officer	2011	$583,069	$2,900,000	$0	$645,107	$0	$16,407	$ 153,595	$4,298,178
	2010	$373,071	$200,000	$175,000	$210,000	$0	$16,036	$ 35,326	$1,009,433
	2009	$538,454	$175,000	$273,823	$500,000	$0	$15,714	$ 33,119	$1,536,110

Cynthia J. Devine Chief Financial Officer	2011	$397,393	$315,000	$300,000	$526,500	$0	$16,407	$ 126,724	$1,682,024
	2010	$381,802	$315,000	$206,541	$525,000	$0	$16,036	$ 120,756	$1,565,135
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$ 93,488	$1,509,105

David F. Clanachan Chief Operations Officer, United States and International	2011	$397,393	$262,500	$250,000	$526,500	$0	$16,407	$ 137,303	$1,590,103
	2010	$381,802	$262,500	$206,541	$525,000	$0	$16,036	$ 155,128	$1,547,007
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$ 152,679	$1,568,296

William A. Moir Chief Brand and Marketing Officer	2011	$397,393	$262,500	$250,000	$526,500	$0	$16,407	$ 123,401	$1,576,201
	2010	$381,802	$262,500	$206,541	$525,000	$0	$16,036	$ 158,500	$1,550,379
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$ 157,199	$1,572,816

Roland M. Walton Chief Operations Officer, Canada	2011	$397,393	$262,500	$250,000	$526,500	$0	$16,407	$ 128,548	$1,581,348
	2010	$381,802	$262,500	$206,541	$525,000	$0	$16,036	$ 148,739	$1,540,618
	2009	$386,821	$306,541	$206,541	$500,000	$0	$15,714	$ 157,056	$1,572,673

Donald B. Schroeder(8) Former President and Chief Executive Officer	2011	$380,540	$0	$1,000,000	$ 0	$0	$15,096	$5,842,731	$7,238,367
	2010	$646,144	$1,050,000	$700,000	$945,000	$0	$16,036	$ 229,364	$3,586,544
	2009	$649,029	$700,000	$483,500	$700,000	$0	$15,714	$ 237,042	$2,785,285
(1)	Base salary for Mr. House in 2009 and 2010 reflect the continued transition of Executive Chair and CEO roles. For 2011, Mr. House’s base salary for his role as Executive Chairman was decreased to $300,000 but was subsequently increased to $750,000, reflecting his appointment to the additional roles of President and CEO effective May 24, 2011. Mr. House did not receive any additional compensation for his service as a director.

For 2011, the base salary for the other NEOs (excluding Mr. House and Mr. Schroeder) was increased to $400,000 from $383,500 as of March 1, 2011. Base salary paid in 2009 to the NEOs was higher than the base salary established for 2009 due to an extra week in fiscal year 2009.

Base salary for Mr. Schroeder includes base salary paid for the portion of the year he served as President and CEO ($278,457) and consulting fees paid to Mr. Schroeder in 2011 as part of his separation agreement ($102,083).

(2)	Amounts shown represent the grant-date fair value of P+RSU/RSUs. P+RSUs and RSUs are valued based on the closing price of our common shares on the TSX on the trading day immediately preceding the grant date. The 2011 amounts represent P+RSUs earned in respect of 2011 performance to be awarded in May 2012.

In February 2012, Mr. House received a P+RSU award of $1,050,000 and an RSU award of $800,000, both of which were earned in respect of 2011 performance and reflected the time he served in the role as President and CEO in 2011, as well as strong individual and corporate performance during 2011. As P+RSUs and RSUs are also forward-looking in nature, these February 2012 awards reflected Mr. House’s contribution as President and CEO since the time of his appointment in May 2011, which occurred just one week after the regular annual grant date of May 17, 2011. As previously described in the “Compensation Discussion and Analysis—NEO Compensation Determinations for 2011”, if Mr. House had been appointed as President and CEO prior to the grant date in 2011, the February 2012 awards would likely have been made on May 17, 2011, as was the case for the other NEOs and treated similarly (i.e., one-half reported as 2010 performance-based compensation and one-half reported as 2011 compensation). This treatment is consistent with the forward-looking nature of our long-term incentive awards (i.e., P+RSUs) and the Committee’s historical administrative practice that grant amounts reflect the amount of equity compensation established for the executive immediately prior to the grant date. Provided Mr. House continues his service with the corporation as of the May 2012 grant date, he will also receive a P+RSU award of $1,050,000, reflective of the forward-looking nature of the awards and the 2011 performance factor, for a total award of $2,900,000 for 2011. In addition, contingent on continued service, he is also eligible for an RSU award of $1,000,000 in May 2012 which will be reflected as 2012 compensation, consistent with how stock options are reported for the other NEOs.

Mr. Moir received a P+RSU award in May 2011 of $216,868 and an additional P+RSU award in August 2011 of $45,632, both of which were earned in respect of 2010 performance, for a total P+RSU award for the 2010 performance year of $262,500.

Amounts shown for 2009 for the NEOs (other than Mr. House and Mr. Schroeder) also include a special performance award of RSUs valued at $100,000.

Accounting Treatment: The period over which the P+RSUs are expensed differs depending upon whether the grantee is retirement-eligible. If the grantee is retirement-eligible, then the expense period is shorter than for P+RSUs held by grantees that are not retirement-eligible. That is, the accounting expense for P+RSUs is determined by spreading the compensation award value set forth in the table above equally over the number of months in the period starting from the date the performance target is set for a particular award (in February) through either (i) the date of grant (May of the following year) for retirement-eligible participants—a total of 15 months; or, (ii) the end of the 30-month vesting period for those participants that are not retirement eligible—a total of 45 months. We do not have accelerated vesting of awards upon retirement; however, the accounting rules require that P+RSUs be fully expensed on the date of grant for retirement-eligible participants because they have satisfied all performance conditions and are subject only to vesting restrictions.

(3)	Amounts shown represent the grant-date fair value of stock options with tandem SARs. For compensation purposes, the number of options/SARs granted was determined using a Black-Scholes valuation methodology with the following variables:

	2011	2010	2009
Maturity Date or Term	7 years	7 years	7 years
Risk-free Interest Rate	2.82%	3.02%	2.36%
Expected Dividends	$0.68	$0.52	$0.40
Share Price Volatility	25.67%	23.37%	24.99%

Black-Scholes Value	$11.23	$8.18	$6.13

The following exercise prices were used to determine the number of options/SARs awarded based on the intended compensation value: $45.76 (2011); $35.23 (2010); and $28.87 (2009). The option/SAR granted to Mr. Moir on August 16, 2011 was based on an exercise price of $45.84 and a black-scholes value of $10.06 (maturity date or term: 7 years; risk-free interest rate: 2.5%; expected dividends: $0.68; and share price volatility: 23.25%). To determine the number of option/SARs, we reduce the intended compensation value (the numerator) by a factor that considers the impact of vesting and other plan design features that are also considered in the calculation of the Black-Scholes value (the denominator). The Committee chose the Black-Scholes valuation methodology for determining the appropriate number of options/SARs to grant based on the intended compensation value because it is a long-standing and common valuation methodology used by public companies. As such, its use facilitates benchmarking studies intended to yield market comparisons, making it equitable to both the corporation and our executives.

Accounting Treatment: The grant-date fair value determined for compensation purposes will differ from the accounting fair value disclosed in our financial statements. The main difference for options/SARs grants is the use of a shorter maturity date or term for accounting purposes, which also impacts variables such as the risk-free interest rate and share price volatility for accounting purposes. Further, we determine the compensation expense associated with options/SARs based on different Black Scholes values for retirement-eligible and non-retirement-eligible participants due to the much shorter term, for accounting purposes, for retirement-eligible participants and the resulting impact on the Black Scholes value. The grant date accounting value for grants of options with tandem SARs was based on the following Black-Scholes values by year for retirement-eligible NEOs (Messrs. Moir and Schroeder) and non-retirement-eligible NEOs, respectively: $7.62 ($6.21 for the additional August grant for Mr. Moir) and $8.87 (2011); $6.04 and $7.49 (2010); and $5.01 and $6.28 (2009). As such, the accounting value of the option/SAR awards granted to the NEOs, retirement-eligible and non-retirement-eligible, respectively, on an aggregate basis, were as follows for each year: $803,910 and $600,774 (2011); $611,133 and $517,978 (2010); and $514,898 and $579,556 (2009).

(4)	Non-equity incentive plan compensation reflects annual cash incentive compensation earned by each NEO under the EAPP. The annual incentive compensation awarded to Mr. House for 2011 was prorated for the portion of time he served as President and CEO in 2011. Under the EAPP, the NEOs may earn annual cash awards based on their achievement of pre-established annual performance objectives. These objectives may include a variety of financial performance metrics for our corporation as a whole or for an operating unit, including: (i) earnings per share, (ii) Net Income or earnings (which may be expressed as earnings before specified items), (iii) return on assets, (iv) return on invested capital, (v) revenue, (vi) operating income (EBIT), (vii) cash flow, (viii) total shareholder return, and (ix) any combination of these measures. Performance objectives may be absolute, or relative to prior performance or to the performance of one or more other companies or external indices, and may be expressed as a progression within a specified range. For 2009, 2010 and 2011, these performance objectives included operating income or EBIT (as to 75% of the award), and Net Income (as to 25% of the award). In 2011, the payout curve was changed to a linear (formulaic) scale from a step scale to better match corporate performance with the final payout. The payouts for 2011 were at 105.3% of target, compared with 105% of target in 2010 and 100% of target in 2009. For details on 2011 EBIT and Net Income, and the adjustments made prior to the determination of payouts under the EAPP, refer to the CD&A section of this Form 10-K/A.

(5)	These amounts represent employer contributions to the company-wide defined contribution pension plan (refer to the “Defined Contribution Plans Table” below). No above-market or preferential earnings on non-qualified deferred contribution plans were paid or credited in 2011, 2010 or 2009. We do not maintain or otherwise contribute to any defined benefit or other actuarial plans.

(6)	The amounts shown in this column are comprised of the items listed in the table below. All of these items are treated as taxable benefits to the executive officer with the exception of the executive medical benefit.

	Year	Company Car	Life Insurance Coverage	Executive Medical	Contributions to Savings Plan	Service Awards	DERs on RSUs/ P+RSUs	Other	Total
Paul D. House	2011	$20,405	$1,215	$ 0	$ 0	$ 0	$ 5,669	$ 126,306	$ 153,595
	2010	$20,919	$1,215	$1,595	$ 0	$4,772	$ 6,825	$ 0	$ 35,326
	2009	$19,586	$1,267	$1,840	$ 0	$ 0	$10,427	$ 0	$ 33,119

Cynthia J. Devine	2011	$20,356	$2,657	$1,595	$ 94,280	$ 0	$ 7,836	$ 0	$ 126,724
	2010	$21,035	$2,657	$1,890	$ 89,781	$ 0	$ 5,393	$ 0	$ 120,756
	2009	$22,061	$2,773	$1,545	$ 62,968	$ 0	$ 4,141	$ 0	$ 93,488

David F. Clanachan	2011	$19,376	$2,657	$ 0	$ 94,280	$ 0	$ 7,249	$ 13,741	$ 137,303
	2010	$18,107	$2,657	$ 0	$116,235	$ 0	$ 5,393	$ 12,736	$ 155,128
	2009	$17,476	$2,773	$1,875	$125,914	$ 0	$ 4,141	$ 500	$ 152,679

William A. Moir	2011	$17,458	$2,657	$1,928	$ 94,280	$ 0	$ 7,078	$ 0	$ 123,401
	2010	$29,957	$2,657	$1,595	$116,235	$2,663	$ 5,393	$ 0	$ 158,500
	2009	$22,306	$2,773	$2,065	$125,914	$ 0	$ 4,141	$ 0	$ 157,199

Roland M. Walton	2011	$22,434	$2,657	$1,928	$ 94,280	$ 0	$ 7,249	$ 0	$ 128,548
	2010	$21,974	$2,657	$2,480	$116,235	$ 0	$ 5,393	$ 0	$ 148,739
	2009	$22,458	$2,773	$1,770	$125,914	$ 0	$ 4,141	$ 0	$ 157,056

Donald B. Schroeder	2011	$17,232	$1,167	$1,595	$ 0	$ 0	$25,476	$5,797,261	$5,842,731
	2010	$24,524	$2,657	$ 0	$185,886	$2,663	$13,634	$ 0	$ 229,364
	2009	$22,977	$2,773	$1,840	$201,911	$ 0	$ 7,541	$ 0	$ 237,042

The values for the company car were determined on the basis of aggregate incremental costs of the lease payment, gas costs, and maintenance costs for the vehicle. Executive medical costs are the actual costs to us of executive medical assessments performed and paid for by us. The value associated with DERs on unvested RSUs and P+RSUs on the payment date is included in “All Other Compensation” and not included in the grant-date fair value associated with the underlying P+RSU award set forth in the “Share-Based Awards” column of the Summary Compensation Table.

Amounts in the “Other” column above include the following: Mr. House: $113,338 received as a cash payment in lieu of a corporate contribution to the Executive Retirement Savings Plan for the portion of the year he served as President and CEO; and transportation costs of $12,968 (inclusive of tax costs) commencing in May 2011 to facilitate Mr. House’s immediate appointment and his continued service to the corporation as President and CEO. This amount reflects allocated costs of the corporation’s employee that provides executive and other transportation services for the corporation and the variable costs associated with the corporation’s vehicle; Mr. Clanachan: $13,741 in 2011, $12,736 in 2010, and $500 in 2009 for tax preparation (grossed-up amounts as Mr. Clanachan is required to work in the U.S. and obligated to file U.S. tax returns, and therefore the corporation does not require Mr. Clanachan to be responsible for the costs associated with his tax return preparation); and, Mr. Schroeder: $5,750,000 as part of his separation agreement, which includes (i) a lump sum payment of $2,250,000 and (ii) $3,500,000 payable in 24 monthly installments of $145,833 each; $42,827 as a taxable benefit for transferring ownership of the corporate-owned vehicle that was in Mr. Schroeder’s possession; and $4,433 in expenses as part of Mr. Schroeder’s consulting arrangement (consulting fees have been reported in the “Salary” column of the Summary Compensation Table).

In 2011, the corporation changed the method for measuring the benefit associated with guests flying with executives for business purposes to reflect that there is no incremental cost to the company when the primary purpose of the trip is business-related. As a result of the policy change, there is no reported value for the personal use of the aircraft for any executive during the prior 3 years. The corporation does not pay its NEOs any amounts in respect of taxes (grossed-up amounts) on income imputed to them for non-business aircraft usage. Over the past three years, there has been very limited personal use of the aircraft and only in connection with business use.

(7)	CEO Compensation: The increase in Mr. House’s total compensation in 2011 resulted from his appointment as President and CEO upon Mr. Schroeder’s departure including the impact of the 2011 long-term incentive awards delivered in 2012 for Mr. House. After assuming the position of President and CEO, Mr. House became accountable for the performance of the corporation’s financial and business goals and objectives along with the remainder of the executive team. For additional commentary regarding the compensation of Mr. House, see “Compensation Discussion and Analysis—NEO Compensation Determinations for 2011”.

Other NEO Compensation: In 2011, compensation for the NEOs increased primarily as a result of the 2010 study. Total compensation in 2010 remained relatively flat or decreased slightly for most NEOs. Although there were increased payouts under the EAPP and P+RSU programs in 2010, for most NEOs (other than the CEO and CFO), the increases were less than the values of the special performance award of RSUs made in 2009.

(8)	Effective as of May 24, 2011, Mr. Schroeder no longer served as President and CEO of the corporation. Mr. Schroeder did not receive any additional compensation for his service as a director during his tenure as President and CEO.

Incentive Plan Awards

Outstanding Share-Based Awards and Option-Based Awards

The following table lists all option-based or share-based awards outstanding as of January 1, 2012 that have been made to the NEOs of the corporation.

		Option-Based Awards					Share-Based Awards(6)
Name	Grant Date	Number of securities underlying unexercised Options (#)(1)	Option exercise price ($)(2)	Option expiration date	Value of unexercised in-the-money Options ($)(3)		Number of shares or units of shares that have not vested (#)(4)	Market or payout value of share- based awards that have not vested ($)(5)
Paul D. House	May 17, 2011	n/a	n/a	n/a	$	n/a	4,419	$218,109
	May 18, 2010	19,532	$35.23	May 15, 2017		$275,987	5,093	$251,414
	May 15, 2009	40,783	$28.87	May 15, 2016		$835,644	No grant	No grant
	May 15, 2008	39,393	$33.02	May 15, 2015		$643,682	—	—

	Total	99,708				$1,755,312	9,512	$469,523

Cynthia J. Devine	May 17, 2011	25,399	$45.76	May 15, 2018		$91,436	6,960	$343,534
	May 18, 2010	23,052	$35.23	May 15, 2017		$325,725	6,011	$296,716
	May 15, 2009	30,762	$28.87	May 15, 2016		$630,313	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015		$329,888	—	—

	Total	99,402				$1,377,363	12,971	$640,251

David F. Clanachan	May 17, 2011	21,166	$45.76	May 15, 2018		$76,198	5,800	$286,287
	May 18, 2010	23,052	$35.23	May 15, 2017		$325,725	6,011	$296,716
	May 15, 2009	30,762	$28.87	May 15, 2016		$630,313	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015		$329,888	—	—

	Total	95,169				$1,362,124	11,811	$583,003

William A. Moir	Aug 16, 2011	4,107	$45.84	May 15, 2018		$14,457	1,002	$49,465
	May 17, 2011	17,487	$45.76	May 15, 2018		$62,953	4,792	$236,526
	May 18, 2010	23,052	$35.23	May 15, 2017		$325,725	6,011	$296,716
	May 15, 2009	30,762	$28.87	May 15, 2016		$630,313	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015		$329,888	—	—

	Total	95,597				$1,363,336	11,805	$582,708

Roland M. Walton	May 17, 2011	21,166	$45.76	May 15, 2018		$76,198	5,800	$286,287
	May 18, 2010	23,052	$35.23	May 15, 2017		$325,725	6,011	$296,716
	May 15, 2009	30,762	$28.87	May 15, 2016		$630,313	No grant	No grant
	May 15, 2008	20,189	$33.02	May 15, 2015		$329,888	—	—

	Total	95,169				$1,362,124	11,811	$583,003

Donald B. Schroeder	May 17, 2011	84,666	$45.76	May 15, 2018		$304,798	23,201	$1,145,198
	May 18, 2010	78,129	$35.23	May 15, 2017		$1,103,963	20,375	$1,005,708
	May 15, 2009	24,004	$28.87	May 15, 2016		$491,842	No grant	No grant

	Total	186,799				$1,900,602	43,576	$2,150,906

(1)

Represents the number of outstanding options/SARs granted to the NEOs since 2008. The options/SARs vest in equal installments on the first, second, and third anniversaries of the grant date and expire on the seventh anniversary of the grant date, absent death, disability, retirement or termination. In March 2009, the Committee reviewed the practice of including a tax premium assumption in the Black-Scholes methodology for valuing options/SARs and determined to discontinue the practice, which resulted in a lower Black-Scholes value. As a result, because the calculation of the number of options/SARs involved dividing the intended compensation value by the Black-Scholes value, approximately 40% more options/SARs were granted in 2009 than if the tax premium assumption had continued to be applied.

(2)	For grants made in 2009 and 2008, the exercise price is the mean of the high and low stock price of our common shares on the TSX (the “fair market value” as defined under the 2006 Stock Incentive Plan) on the date of grant. In October 2009, the exercise price of options/SARs granted became the closing price of our common shares as reported on the TSX for the trading day immediately preceding the grant date (also “fair market value” under the 2006 Stock Incentive Plan).

(3)	The value of unexercised in-the-money options is equal to the difference between the exercise price and the closing price of our common shares on the TSX on December 30, 2011 of $49.36.

(4)	Represents the number of P+RSUs and/or RSUs granted to the NEOs that had not vested as of January 1, 2012, plus unvested dividend equivalent rights (“DERs”). Each NEO automatically accumulates additional RSUs on outstanding RSUs each time we pay a dividend on our common shares to shareholders. In 2011, dividends were declared quarterly at a rate of $0.17 per share (or per RSU). These additional RSUs vest at the same time as the underlying RSUs to which they relate. The value of these DERs is set forth in the Components of All Other Compensation Table in Note (6) to the Summary Compensation Table. DERs do not accrue until after the performance condition is satisfied and the P+RSUs are granted (as RSUs).

P+RSUs, based on the financial results of the prior completed fiscal year, were not granted in May 2009 as the 2008 EBIT performance target was not met.

(5)	The market or payout value of share-based awards is based on the closing price of our common shares on the TSX on December 30, 2011 of $49.36.

(6)	The NEOs currently do not have any vested share-based awards that have not been paid out or distributed.

Incentive Plan Awards—Value Vested or Earned During the Year

The following table lists, with respect to each NEO, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended January 1, 2012.

Name	Option- based awards— Value vested during the year ($)(1)	Share- based awards— Value vested during the year ($)(2)	Non-equity incentive plan compensation— Value earned during the year ($)(3)
Paul D. House	$486,765	$ 0	$645,107
Cynthia J. Devine	$355,644	$70,772	$526,500
David F. Clanachan	$355,644	$70,772	$526,500
William A. Moir	$355,644	$70,772	$526,500
Roland M. Walton	$355,644	$70,772	$526,500
Donald B. Schroeder	$922,521	$ 0	$ 0
(1)	Represents the total value of options/SARs that vested in 2011 based on the closing price of our common shares on the TSX on the business day immediately preceding the vesting date (May 13, 2011) of $46.40. Only one-third of the options/SARs granted on May 18, 2010 and two-thirds of the options/SARs granted on May 15, 2009, have vested. None of the options/SARs granted in 2011 had vested as of January 1, 2012. No options/SARs have been exercised by the NEOs, except Mr. Schroeder, since the adoption of options/SARs in 2008. Based on the December 30, 2011 closing share price on the TSX of $49.36, the value of option-based awards that vested in 2011 was $1,117,301 and $585,151 for Mr. Schroeder and Mr. House, respectively, and $428,664 for the other NEOs.

(2)	Consists of the special performance award of RSUs made in March 2010, of which 50% vested in May 2010 and the remaining 50% vested in May 2011 at a settlement price of $45.76. The NEOs did not have any other RSUs vest in 2011 as the 2008 EBIT performance objective was not satisfied under the P+RSU program and therefore no P+RSU grant was made in May 2009.

(3)	Represents the total value of annual cash incentive awards under the EAPP for 2011 at a payout of 105.3%. These amounts are also reported in the Summary Compensation Table.

Defined Contribution Plans Table

The table below shows the accumulated value at the beginning and end of the fiscal year ended January 1, 2012 for each NEO participating in the corporation’s defined contribution pension plan (“DCPP”). Contributions for the personal supplemental executive retirement savings plan, the “Savings Plan,” are not included in this table, but are described below and reported in the Summary Compensation Table under the heading “All Other Compensation”.

Name	Accumulated value at start of year ($)	Compensatory ($)(1)	Accumulated value at year end ($)(2)
Paul D. House	$581,708	$16,407	$610,692
Cynthia J. Devine	$171,877	$16,407	$188,235
David F. Clanachan	$330,943	$16,407	$329,849
William A. Moir	$403,999	$16,407	$398,483
Roland M. Walton	$336,102	$16,407	$345,321
Donald B. Schroeder(3)	$586,519	$15,096	n/a
(1)	Represents contributions made by the corporation to each NEO’s account under the DCPP during 2011.

(2)	Represents actual accumulated value of company and employee contributions and gains/losses from investments as of January 1, 2012.

(3)	As of May 24, 2011, Mr. Schroeder was no longer a participant in the DCPP.

For additional information on the DCPP, see “Compensation Discussion and Analysis—Retirement Benefits”.

Personal Supplemental Executive Retirement Savings Plan

As described in the “Compensation Discussion and Analysis—Retirement Benefits” section, effective January 1, 2009, our Board approved the Personal Supplemental Executive Retirement Savings Plan (“Savings Plan”) for our NEOs. After each plan year we contribute to the Savings Plan an amount (expressed as a percentage of base salary and annual cash bonus received by a participant during the year) for each participant who was actively employed by us on December 31 and was less than 69 years old. The participants in the Savings Plan are not permitted to make contributions to the plan. All NEOs in the Savings Plan are fully vested. Contributions made by the corporation to the NEOs’ accounts under the Savings Plan are directed to a vested account, and the amounts held in such accounts will be invested in permitted investments at the direction of the respective participant.

The table below shows the accumulated value at the beginning and end of the fiscal year ended January 1, 2012 for each NEO participating in the Savings Plan.

Name	Accumulated value at start of year ($)	Compensatory ($)(1)	Accumulated value at year end ($)(2)
Paul D. House(3)	$ 0	$ 0	$ 0
Cynthia J. Devine	$ 37,052	$48,113	$ 82,654
David F. Clanachan	$ 76,147	$62,290	$129,900
William A. Moir	$ 74,345	$62,290	$124,891
Roland M. Walton	$ 73,640	$69,498	$135,953
Donald B. Schroeder(4)	$132,272	$99,616	n/a
(1)	Represents contributions made during 2011 by the corporation to each NEO’s account under the Savings Plan. Actual contributions made to the Savings Plan, as reflected in this column, were net of required withholding taxes that are the responsibility of each NEO unless directed to an RRSP. These contributions (on a gross basis) have been included in the Summary Compensation Table under the heading “All Other Compensation” for the year in which the compensation was earned.

(2)	Represents actual accumulated value of company contributions net of all required tax withholdings and gains/losses from investments, as of January 1, 2012.

(3)	Mr. House is not a participant in the Savings Plan. He received a cash equivalent payment of $113,338 in February 2012 in lieu of a contribution to the Savings Plan.

(4)	As of May 24, 2011, Mr. Schroeder was no longer a participant in the Savings Plan.

General Description of the Tim Hortons 2006 Stock Incentive Plan

The 2006 Stock Incentive Plan is an omnibus plan that is designed to allow us to compensate employees in a variety of ways through a broad range of equity-based awards. The 2006 Stock Incentive Plan authorizes the issuance of up to 2,900,000 common shares (or 1.5% of our issued and outstanding common shares at inception of the 2006 Stock Incentive Plan) pursuant to awards of restricted stock, stock units, stock options, stock appreciation rights, performance shares, performance units, dividend equivalent rights, and share awards. As of January 1, 2012, there were outstanding equity awards covering 1,487,757 common shares, which represent less than 1% of our issued and outstanding common shares on that date. The 2006 Stock Incentive Plan provides that the maximum number of common shares for which awards may be granted to any participant in any calendar year may not exceed 250,000 for performance shares and 250,000 for options and stock appreciation rights, collectively. The value of performance units that any participant may receive in any year may not exceed U.S.$4,000,000. There are no comparable limits applicable to RSU (including P+RSU) grants. The 2006 Stock Incentive Plan provides that the number of shares issuable to all insiders (as defined in the TSX Company Manual), on an aggregate basis, at any time under all security-based compensation arrangements, may not exceed 10% of our issued and outstanding common shares.

The corporation’s practice has been to deliver common shares purchased through the facilities of the TSX to grantees upon the exercise of their equity awards, which does not have a dilutive effect on shareholders. Since the public company reorganization in 2009, no common shares have been issued from treasury to settle equity awards issued under the 2006 Stock Incentive Plan. Should the corporation alter its current practice such that common shares are issued from treasury upon a grantee’s exercise or settlement of outstanding equity awards issued under the 2006 Stock Incentive Plan, then a maximum of 2,147,703 common shares (representing 1.37% of our issued and outstanding common shares as at March 13, 2012) may be issued in the future, of which 1,453,496 common shares (representing 0.93% of our issued and outstanding common shares as at March 13, 2012) may be issued pursuant to currently outstanding equity awards.

Under the 2006 Stock Incentive Plan, awards that are subject to vesting or performance conditions are not transferable until they have vested or until the performance conditions have been satisfied, as applicable; however, they become fully vested upon the grantee’s death or disability (as defined under the 2006 Stock Incentive Plan). Furthermore, options/SARs are not transferable and are only exercisable by the grantee during his or her lifetime or by his or her estate or legal representative following the death or disability of the grantee, unless otherwise provided for in a separate agreement or at the determination of the Compensation Committee. Except in the case of the retirement, death or disability of a grantee, or upon termination of a grantee’s employment in connection with the sale of a subsidiary, unvested awards will be immediately forfeited and any vested options/SARs will be exercisable for 90 days following termination, subject to extension until the next trading window during which the grantee could trade in our securities, if the expiration of the 90-day period occurs outside of a trading window.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	1,487,757	$36.05	659,946
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
(1)	Awards issuable under the 2006 Stock Incentive Plan included in the 1,487,757 total number of securities in column (a) above are approximately 305,674 RSUs (including RSUs issued as a result of P+RSUs) and DERs associated with the RSUs, all subject to vesting requirements, and 1,182,083 stock options and related SARs. Of the 1,182,083 options/SARs outstanding at January 1, 2012, 408,208 were exercisable as of that date due to vesting requirements having been satisfied.

(2)	The average exercise price in this column is based only on stock options and related SARs because RSUs (including P+RSUs) have no “exercise price” required to be paid by the recipient upon vesting and settlement. Under the corporation’s equity grant and settlement policy, the exercise price of options/SARs is equal to the market price for such securities as of the grant date (set as the closing price of our common shares on the TSX on the business day immediately preceding the grant date). Although there is no purchase price for RSUs, the number of RSUs awarded is also determined based on the grant-date market value, as determined under the equity grant and settlement policy.

Before making annual equity awards, the Compensation Committee considers the impact of the new awards on such factors as dilution and overhang, as well as the burn rate of annual grants against the number of total common shares outstanding. As set forth in the table below, management considers that the corporation’s dilution, overhang, and burn rates are low by industry standards.

Equity Award Factor	% as of January 1, 2012
Dilution—total number of equity awards outstanding divided by the total number of common shares outstanding	0.94%
Overhang—total number of equity awards available to grant plus equity awards outstanding, divided by total number of common shares outstanding	1.36%
Burn Rate—number of equity awards issued in 2011, divided by the total number of common shares outstanding	0.32%

The corporation has entered into award agreements in connection with each of its RSUs (including P+RSUs) and option/SAR awards. The corporation may amend the terms of these arrangements, and the corporation may amend the terms of the 2006 Stock Incentive Plan (except as may otherwise be provided by applicable tax and regulatory requirements, including stock exchange requirements), as the Board sees fit without shareholder approval; provided, however that the following amendments to the 2006 Stock Incentive Plan or outstanding equity awards would require the approval of both the Board and the corporation’s shareholders as described in Section 22 of the 2006 Stock Incentive Plan: (i) an increase in the maximum number of common shares that may be made the subject of awards under the plan, including option-based awards; (ii) any adjustment (other than in connection with a stock dividend, recapitalization or other transaction where an adjustment is permitted or required under the terms of the 2006 Stock Incentive Plan) or amendment that reduces or would have the effect of reducing the exercise price of an option or SAR previously granted under the 2006 Stock Incentive Plan, whether through amendment, cancellation or replacement grants, or other means; (iii) an increase in the express limits on certain awards that may be made to participants under the 2006 Stock Incentive Plan; and, (iv) an extension of the term of an outstanding option or SAR beyond the expiration date thereof, except as expressly set forth in the 2006 Stock Incentive Plan for certain awards that expire outside of an established trading window. In addition to the foregoing, no change to an outstanding award under the 2006 Stock Incentive Plan that will impair the rights of the grantee may be made without the consent of the grantee. No amendments to security-based arrangements were entered into with any NEO during 2011.

Termination and Change in Control Benefits

As described under “Compensation Discussion and Analysis—Written Change in Control (Employment) Agreements and Post-Employment Covenants”, other than the change in control agreements with our NEOs and the Separation Agreement and Final Release with Mr. Schroeder (discussed below), we do not have any employment or other agreements or arrangements that provide for payments to be made to the officers following a termination of employment, and we do not have a formal severance policy for the NEOs. However, the NEOs will receive certain benefits under our compensation plans and programs upon termination of employment, including in connection with a change in control, as described below. We would also be required to pay severance in accordance with applicable law upon termination of a NEO’s employment without cause.

Former President and CEO – Mr. Donald B. Schroeder

As of May 24, 2011, Mr. Schroeder no longer served as President and CEO of the corporation. In May 2011, following a further succession planning review, a subsequent transitional arrangement could not be reached and the corporation entered into a separation agreement with Mr. Schroeder. The corporation and Mr. Schroeder entered into a Separation Agreement and Final Release (the “Separation Agreement”) on June 2, 2011, effective May 31, 2011. The Separation Agreement provides Mr. Schroeder with severance of up to $5.75 million, consisting of: (i) a lump sum payment of $2.25 million, payable within three weeks of the effective date of termination; and (ii) up to $3.5 million, payable in equal monthly installments over 24 months. In addition, under the agreement, Mr. Schroeder has agreed to provide consulting services to the corporation for a period of two years in exchange for the payment of $175,000 per year, payable in equal monthly installments. As of the date of Mr. Schroeder’s departure from the corporation, Mr. Schroeder was retirement-eligible under the 2006 Stock Incentive Plan. As a result, all of Mr. Schroeder’s outstanding, unvested P+RSUs and options/SARs will continue to vest in accordance with the original vesting schedule. Mr. Schroeder is also fully vested in the DCPP and the Savings Plan. In addition to the foregoing, Mr. Schroeder will be entitled to certain health and dental benefits until June 1, 2013. Mr. Schroeder has also agreed to various covenants under the Separation Agreement for the benefit of the corporation, including covenants relating to co-operation and confidentiality. He has also agreed to extend the term of various covenants and obligations under his existing post-employment covenant agreement, which include non-competition, non-solicitation, non-disparagement and others.

2006 Stock Incentive Plan

The 2006 Stock Incentive Plan contains provisions concerning the treatment of awards upon termination of employment, including a change in control, which apply unless the Compensation Committee determines otherwise in a separate agreement with the NEO. These provisions are as follows:

	Termination due to Death / Disability	Retirement	Other Termination	Change in Control(1)

RSU (including P+RSUs)	• Vest immediately	• Remain outstanding • Continue to vest in accordance with their applicable vesting schedules	Unvested: • Forfeited, unless otherwise determined by the Compensation Committee at any time prior to or after termination

Awards granted prior to May 2010

•    All restrictions on the exercise or vesting of awards lapse whether or not the executive officer remains employed by us or any successor corporation after the change in control

Awards granted subsequent to May 2010

•    Vest in accordance with normal vesting schedules after a change in control, unless a termination of employment occurs (i.e., “double trigger”)

Options / SARs	• Immediately exercisable • May be exercised within the earlier of four years from termination or the maximum term of the option/SAR

Vested:

•    Remain exercisable

Unvested:

•    Continue to vest in accordance with the original vesting schedule

•    Remain exercisable within the earlier of four years from termination or the maximum term of the option / SAR

Unvested:

•    Forfeited, unless otherwise determined by the Compensation Committee at any time prior to or after termination

Vested:

•    Remain exercisable for 90 days, subject to extension, if expiration of the 90-day period occurs outside of the trading window

(1)	The definition of “change in control” in the 2006 Stock Incentive Plan is substantially the same as in our change in control agreements (for details, refer to “Applicable Definitions and Certain Implications” later in this section).

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

The Compensation Committee believes the approach to setting minimum guaranteed EAPP payments in the event of a change in control (as described above) is appropriate because change in control transactions can result in increased costs to us, which might adversely affect our financial results and thus the awards that would otherwise be payable to the officers under the EAPP, regardless of our business performance. The Committee believes that such factors should not adversely affect cash incentive payments to be paid in the year of the change in control. See “EAPP Payout” in Note (1) to the Payments Following a Termination of Employment table below for quantification of these payments, which will be the same as those provided under the change in control agreements (but not duplicated) in the year in which termination occurs.

Personal Supplemental Executive Retirement Savings Plan

Absent a change in control and the occurrence of certain other events, distributions under the Savings Plan may be made after vested participants retire from employment after: (i) having attained age 60 and completed at least ten years of service, or (ii) having attained age 65. Participants are also entitled to receive distributions under the plan (after vesting requirements have been met) if: (i) their employment is terminated for any reason, (ii) they die or become disabled, (iii) they are terminated after a change in control, or (iv) other circumstances designated by the Compensation Committee have occurred. Under the Savings Plan, participants become 100% vested in benefits accrued to them if there is a “change in control”, which is defined somewhat differently in the Savings Plan than under the change in control agreements. However, similar to the change in control agreements, payments under the Savings Plan are not triggered unless an executive’s employment is terminated following a change in control (i.e., a “double trigger”). Additionally, under both the EAPP and the Savings Plan, if a NEO’s employment is terminated without cause prior to a change in control but the executive officer can reasonably demonstrate that the termination: (i) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a change in control, or (ii) otherwise arose in connection with, or in anticipation of, a change in control, the termination will be treated as if it occurred after a change in control, if a change in control actually occurs.

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

Payments Following a Termination of Employment

The following table sets forth the aggregate amounts our NEOs (other than Mr. Schroeder) would have received upon a termination of employment if such termination occurred on January 1, 2012. References to Termination for “Cause” or “Without Cause” in the table below are actions that may be taken by the corporation. References to Termination for “Good Reason” in the table below are actions that may be taken by the NEOs. See the definitions, and certain related implications, provided after the table below for additional information. As of May 24, 2011, Mr. Schroeder no longer served as President and CEO. For a description of the aggregate amount Mr. Schroeder received upon termination of his employment, see “Termination and Change in Control Benefits” above.

As noted above, under applicable law, we may be required to pay severance to executives upon a termination by us without cause, in addition to the amounts set forth in the table below. These amounts would be negotiated on a case-by-case basis and would vary depending upon the executive’s tenure, date of separation from service with us, and other factors. As such, we have not attempted to quantify those amounts.

	EAPP Payout(1)	Equity (P+RSU/ Options/SARs)(2)	Savings Plan Current Year Contribution(3)	Accumulated Balances in Savings Plan and DCPP(4)	Cash Severance (Change In Control)(5)	Other Benefits (Change In Control)(6)	Total
Paul D. House
Death or Disability	$645,107	$ 932,054	$ 0	$610,692	—	—	$2,187,853
Retirement/ Resignation(7)	$645,107	$ 932,054	$ 0	$610,692	—	—	$2,187,853
Termination For Cause	—	—	$ 0	$610,692	—	—	$ 610,692
Termination Without Cause(7)	$645,107	$ 932,054	$ 0	$610,692	—	—	$2,187,853
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$645,107	$ 932,054	$ 0	$610,692	$4,087,911	$706,673	$6,982,437

Cynthia J. Devine
Death or Disability	$526,500	$1,158,939	$94,280	$270,889	—	—	$2,050,608
Retirement/ Resignation	—	—	$94,280	$270,889	—	—	$ 365,169
Termination For Cause	—	—	$94,280	$270,889	—	—	$ 365,169
Termination Without Cause	—	—	$94,280	$270,889	—	—	$ 365,169
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$526,500	$1,158,939	$94,280	$270,889	$1,834,333	$269,937	$4,154,878

	EAPP Payout(1)	Equity (P+RSU/ Options/SARs)(2)	Savings Plan Current Year Contribution(3)	Accumulated Balances in Savings Plan and DCPP(4)	Cash Severance (Change In Control)(5)	Other Benefits (Change In Control)(6)	Total
David F. Clanachan
Death or Disability	$526,500	$1,086,443	$94,280	$459,749	—	—	$2,166,972
Retirement/ Resignation	—	—	$94,280	$459,749	—	—	$ 554,029
Termination For Cause	—	—	$94,280	$459,749	—	—	$ 554,029
Termination Without Cause	—	—	$94,280	$459,749	—	—	$ 554,029
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$526,500	$1,086,443	$94,280	$459,749	$1,834,333	$269,937	$4,271,242

William A. Moir
Death or Disability	$526,500	$1,087,359	$94,280	$523,374	—	—	$2,231,513
Retirement/ Resignation(7)	$526,500	$1,087,359	$94,280	$523,374	—	—	$2,231,513
Termination For Cause	—	—	$94,280	$523,374	—	—	$ 617,654
Termination Without Cause(7)	$526,500	$1,087,359	$94,280	$523,374	—	—	$2,231,513
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$526,500	$1,087,359	$94,280	$523,374	$1,834,333	$269,937	$4,335,783

Roland M. Walton
Death or Disability	$526,500	$1,086,443	$94,280	$481,274	—	—	$2,188,497
Retirement/ Resignation	—	—	$94,280	$481,274	—	—	$ 575,554
Termination For Cause	—	—	$94,280	$481,274	—	—	$ 575,554
Termination Without Cause	—	—	$94,280	$481,274	—	—	$ 575,554
Termination Following a Change In Control (Without Cause or For “Good Reason”)(8)	$526,500	$1,086,443	$94,280	$481,274	$1,834,333	$269,937	$4,292,767
(1)	Amounts paid under the EAPP after “Termination Without Cause” or “Termination For Good Reason” following a change in control, reduce dollar for dollar any amount payable in respect of the short-term incentive payment in the year of termination under the change in control agreements such that there is no duplication of payment. The EAPP establishes a minimum short-term incentive payment under the EAPP for the year in which the change in control occurs. Reported amounts reflect amounts discussed in the Summary Compensation Table.

(2)	The value of the unvested P+RSUs is based on the closing price of our common shares of $49.36 on the TSX on December 30, 2011 (our last business day in Canada during our fiscal year ended January 1, 2012). The value of unexercised, in the money options/SARs is based on the difference (or spread) between the 2009, 2010 and 2011 exercise prices of $28.87, $35.23 and $45.76, respectively, and the closing price of our common shares on the TSX on December 30, 2011 of $49.36, multiplied by the number of unvested options/SARs.

Included in the amounts set forth under “Termination Following a Change in Control” (“Without Cause” or for “Good Reason”), is the total value of all unvested equity awards as of January 1, 2012, although, in respect of awards made prior to May 2010, all restrictions on the exercise or vesting of awards lapse upon a change in control of our corporation whether or not the NEO remains employed by us or any successor corporation after the change in control due to the “single trigger” nature of these awards prior to the modification to the 2006 Stock Incentive Plan in February 2010. These awards include only option/SAR grants in May 2009, which had the following values for each NEO as of December 30, 2011, based on the closing price of our common shares on the TSX on December 30, 2011 of $49.36: $278,541 (House); $210,104 (Devine); $210,104 (Clanachan); $210,104 (Moir); and $210,104 (Walton).

(3)

Represents gross contribution under the Savings Plan for the 2011 plan year made after December 31st of that year. The actual contribution by the corporation was net of all applicable withholding taxes for which the respective NEOs are responsible unless directed to an RRSP. Reported amounts reflect amounts included in All Other Compensation in the Summary Compensation Table.

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

•

a lump sum payment equal to the greater of: (i) two times (three times Mr. House) the current year’s base salary, and (ii) two times (three times for Mr. House) the average base salary for the current year and the two prior years; and,

•

a lump sum payment equal to the greater of: (i) two times (three times for Mr. House) the current year’s target cash incentive payment under the EAPP and (ii) two times (three times for Mr. House) the average target cash incentive payment for the current year and the two prior years.

However, the change in control agreement for Mr. House was amended in March 2012 to consist of:

•	a lump sum payment equal to the greater of: (i) two times the current year’s base salary, and (ii) two times the average base salary for the current year and the two prior years; and,

•

a lump sum payment equal to the greater of: (i) two times the current year’s target cash incentive payment under the EAPP and (ii) two times the average target cash incentive payment for the current year and the two prior years.

Based on a multiple of two times, the cash severance paid to Mr. House would be $2,725,274, and Other Benefits would be $476,867. The EAPP Payout ($645,107), Equity ($932,054), and Accumulated Balances in Savings Plan and DCPP ($610,692) would remain unchanged, for a total of $5,389,994.

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

•

a lump sum payment equal to the present value of the employer contributions the NEO would have accrued under the Savings Plan and DCPP for the two years following the change in control (three years for the CEO). Various assumptions were required in connection with determining these values, including future base salaries remaining at 2012 levels, achievement of cash incentives at “target” for 2012 and 2013 fiscal years, employer contributions to the DCPP remaining at 2012 levels, and the use of the long-term bond rate to determine present value;

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

(7)	Executives who are approved as retirement-eligible can receive EAPP awards and receive their unvested P+RSUs and options/SARs, which will continue to vest over the scheduled vesting period, upon voluntary retirement. Accordingly, we have included these amounts in the table above under the description “Retirement/Resignation” and “Termination Without Cause” (by the corporation). Ms. Devine and Messrs. Clanachan and Walton are not currently retirement-eligible; consequently, no amounts are shown as being payable pursuant to the EAPP and the 2006 Stock Incentive Plan for termination under those circumstances.

(8)	Pursuant to the change in control agreements, a NEO’s right to terminate his or her employment for “good reason” is not affected by his or her incapacity due to physical or mental illness.

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

•

The directors who as of September 28, 2009 (the “Incumbent Board”) cease for any reason to constitute at least 70% of the directors (provided that if the election or nomination for election by shareholders of any new director was approved by at least two-thirds of the Incumbent Board, such new director shall be considered a member of the Incumbent Board, and provided further that no director will be considered a member of the Incumbent Board if he or she initially assumed office as a result of an actual or threatened proxy contest);

•

The consummation of a merger, consolidation or reorganization with or into our corporation or in which our securities are issued, unless such transaction is a “Non-Control Transaction”. A Non-Control Transaction is one where: (i) our shareholders before such transaction hold at least 70% of the voting power of the corporation surviving the transaction in substantially the same proportion as their ownership of voting power before the transaction; (ii) the members of the Incumbent Board immediately before such transaction constitute at least two–thirds of the board of the surviving corporation; and (iii) no person other than our corporation, a subsidiary of ours, an employee benefit plan or trust for the benefit thereof, or any person who immediately before such transaction had beneficial ownership of at least 30% of the voting power of our corporation, has beneficial ownership of more than 30% of the voting power of the surviving corporation;

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

Termination Without Cause or For Good Reason

Under the change in control agreements, a NEO will receive the benefits noted in the above table if we (or a successor corporation) terminate the officer’s employment without cause or if the officer terminates his or her employment with us (or a successor corporation) for “good reason”. “Good reason” means the occurrence after a change in control of any of the following events or conditions:

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

Other Provisions

The change in control agreements also contain non-competition covenants for the term of the NEOs’ employment with us and further impose confidentiality obligations on the NEOs both during and after termination of their employment. The NEOs will also be required to pre-clear with us any trades in our securities for one year after termination of their employment to ensure compliance with our insider trading policies and applicable law. The Executive Chairman and President and CEO, Mr. House, has also entered into a post-employment covenant agreement. See “Compensation Discussion and Analysis—Written Change in Control (Employment) and Post-Employment Covenants” for additional details.

Following the termination of his employment with the corporation, Mr. Schroeder agreed to various covenants under the Separation Agreement for the benefit of the corporation, including covenants relating to co-operation, confidentiality, non-disparagement and non-solicitation. He also agreed to extend the term of various covenants and obligations under his existing post-employment covenant agreement.

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

Under our director compensation program, during 2011, all of our directors received: an annual cash retainer of $30,000 and an additional $60,000 annual retainer that must be taken as equity until the director stock ownership guidelines are satisfied; Committee retainers; and, meeting fees. The Committee retainer is $3,000 per year for serving as a member of a Committee, other than as Chair.

In early 2011, the Compensation Committee reviewed the results of a director compensation study conducted by Meridian, the Compensation Committee’s independent compensation consultant. The results of the director compensation study indicated that the overall level of compensation for directors was generally competitive and appropriate; however, it also showed upward adjustments for Committee Chairs were warranted. Based on the compensation study and other considerations, commencing in 2011, the Audit Committee Chair and Compensation Committee Chair retainer fees were increased to $15,000 per year and $12,000 per year, respectively, and the retainer for the Chair of the Nominating and Corporate Governance Committee (the “Nominating Committee”), when not also serving as Lead Director, was increased to $8,000 per year. The increases were determined appropriate in order to better align compensation with the market data and to take into account factors such as the relative workload of each role, and the increasing complexity of subject matter of respective Committees. A narrowing of the differential between the Compensation Committee and Audit Committee Chair fees was approved due to the increased complexity regarding governance and disclosure requirements for compensation committees.

In addition to the foregoing adjustments for Committee Chairs, the Board increased the annual retainer for the Lead Director, who also serves as the Chair of the Nominating Committee, to $108,000 per year. The 2011 compensation adjustment was based on the increased workload and relative contribution of the Lead Director over time since his appointment in February 2007, with particular emphasis on and consideration of Board leadership of succession planning, oversight of strategic and business planning, and significant direct involvement with senior members of management.

Until our stock ownership guidelines are achieved, directors must receive their annual equity retainer ($60,000) in deferred stock units (“DSUs”) granted pursuant to our Non-Employee Director Deferred Stock Unit Plan. DSUs are notional shares that track the value of our common shares and are settled in cash based on the value of our common shares on the TSX upon the director’s separation of service with us. Dividend equivalent rights accompany the DSUs. DERs represent the right to receive an amount of additional DSUs equal to the cash dividends that would be paid if the DSUs held by a director were common shares. Directors may elect to receive their Board retainers, Committee retainers and meeting fees (and, after stock ownership guidelines are achieved, their equity retainer) in cash, DSUs, or a combination of both.

The following table sets forth the compensation paid to or earned by the independent members of the Board for the fiscal year ended January 1, 2012. All of the share-based awards represent DSUs which vest upon grant, but do not settle until a director’s separation from service with us.

Director	Fees Earned ($)(1)	Share-Based Awards ($)(2)(4)	Sub-Total ($)	All Other Compensation ($)(3)(4)	Total ($)
M. Shan Atkins	$57,000	$ 60,000	$117,000	$ 6,639	$ 123,639
Michael J. Endres	$29,625	$ 89,625	$119,250	$ 9,306	$ 128,556
Moya M. Greene	$27,750	$ 90,000	$117,750	$ 6,628	$ 124,378
The Hon. Frank Iacobucci	$ 0	$223,500	$223,500	$16,717	$ 240,217
John A. Lederer	$ 0	$118,500	$118,500	$10,918	$ 129,418
David H. Lees	$ 0	$115,500	$115,500	$10,828	$ 126,328
Ronald W. Osborne	$47,250	$ 60,000	$107,250	$ 5,709	$ 112,959
Wayne C. Sales	$ 0	$127,500	$127,500	$10,673	$ 138,173
Catherine L. Williams(5)	$ 0	$105,750	$105,750	$ 5,449	$ 111,199

				Total:	$1,234,867
(1)	Amounts listed under “Fees Earned” represent cash payments made to directors, in accordance with their elections.

(2)	Amounts listed under “Share-Based Awards” represent the amount of fees awarded in DSUs in accordance with each director’s election.

(3)	These amounts represent the value, as at the date dividends were paid, of DERs that accumulated on each director’s outstanding DSUs during 2011 as a result of the 2011 quarterly dividends of $0.17 per common share paid in March, June, September, and December.

(4)	DSUs vest upon grant, but are not payable until a director’s separation from service with us. Amounts in the table below represent the value of all DSUs that have vested during 2011, using the values of such awards on the date of grant. These values represent the combination of amounts in the “Share-Based Awards” column and the “All Other Compensation” column in the table above. The amounts will vary among the directors based on their respective compensation elections, as described above.

Director	Total Value of DSUs Vested During the Year
M. Shan Atkins	$ 66,639
Michael J. Endres	$ 98,931
Moya M. Greene	$ 96,628
The Hon. Frank Iacobucci	$240,217
John A. Lederer	$129,418
David H. Lees	$126,328
Ronald W. Osborne	$ 65,709
Wayne C. Sales	$138,173
Catherine L. Williams	$111,199

(5)	Ms. Williams will not be standing for reelection as a director at the Meeting.

The fees noted above and the DERs represent all payments to our directors in 2011, other than reasonable expense reimbursements. We did not provide for any amounts to be set aside as retirement benefits for our directors. No director who is also an officer of the corporation (i.e., Mr. House) receives any compensation for his or her service as a director.

Director Stock Ownership Guidelines

Under our Governance Guidelines, directors are required to maintain stock ownership (which, for this purpose, includes DSUs) with a value equal to three times their annual cash and equity retainers for Board service (currently $90,000, for a total of $270,000). Once the stock ownership guidelines have been met, directors may elect to receive their annual equity retainers ($60,000) in cash, DSUs, or a combination of both. Our guidelines allow directors five years after their initial appointment to achieve the required ownership level. As of March 13, 2012 (the “Record Date”), all of our directors had holdings in excess of the stock ownership guidelines requirements.

The Compensation Committee reviews compliance with our stock ownership guidelines for directors annually, most recently in early 2012. In addition, the Compensation Committee periodically reviews the appropriateness of the levels and other considerations for director stock ownership guidelines, with the most recent review in early 2011. More detail regarding our stock ownership guidelines for directors is contained in our Governance Guidelines, which are available on our corporate and investor website at www.timhortons-invest.com.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See Item 11 – “Executive and Director Compensation—General Description of the Tim Hortons 2006 Stock Incentive Plan—Equity Compensation Plan Information” for information regarding our equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the shareholders known to us, based on our review of public filings as of the Record Date, to own beneficially, directly or indirectly, or exercise control or direction over, more than 5% of the issued and outstanding common shares of the corporation:

Title of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership*	Percent of Class*
Common Shares	FMR LLC and a joint filer(1) 82 Devonshire Street Boston, MA 02109	19,826,154	12.6%

*	Based on 156,903,917 common shares outstanding as of the Record Date (including the 277,189 common shares held by The TDL RSU Employee Benefit Plan Trust).

(1)	Information based solely on the Schedule 13G/A filed with the SEC on February 14, 2012 by FMR LLC (“FMR”). Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts, 02109, is a wholly owned subsidiary of FMR and a registered investment advisor. Fidelity is the beneficial owner of 15,828,632 common shares as a result of acting as investment advisor to various registered investment companies (the “funds”). The ownership of one fund, Fidelity Contrafund, amounted to 12,168,732 common shares. Fidelity Contrafund has its principal business office at 82 Devonshire Street, Boston, Massachusetts, 02109.

Edward C. Johnson 3d, Chairman of FMR, and FMR, through its control of Fidelity, and the funds each has sole power to dispose of the 15,828,632 common shares owned by the funds. Voting power for these common shares is held by the boards of trustees of the funds. Members of the family of Mr. Johnson own, directly or through trusts, securities representing 49% of the voting power of FMR and, as a result of a shareholders’ voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

Strategic Advisers, Inc. (“Strategic”), 82 Devonshire Street, Boston, Massachusetts, 02109, a registered investment adviser, is a wholly owned subsidiary of FMR and, as such, FMR’s beneficial ownership includes 1,460 common shares beneficially owned through Strategic.

Pyramis Global Advisors, LLC (“PGALLC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly owned subsidiary of FMR and a registered investment adviser, is the beneficial owner of 3,408,563 common shares as a result of its serving as investment advisor to institutional accounts, non-U.S. mutual funds, or investment companies registered under the Investment Company Act of 1940 owning such shares. Mr. Johnson and FMR, through its control of PGALLC, each has sole dispositive power over 3,408,563 common shares and sole power to vote or to direct the voting of the 3,378,663 common shares owned by the institutional accounts or funds advised by PGALLC.

Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly owned subsidiary of FMR and a bank as defined under Section 3(a)(6) of the Exchange Act, is the beneficial owner of 575,070 common shares as a result of its serving as investment manager of institutional accounts owning such shares. Mr. Johnson and FMR, through its control of PGATC, each has sole dispositive power over 575,070 common shares and sole power to vote or to direct the voting of 241,500 common shares owned by the institutional accounts managed by PGATC.

FIL Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 12,429 common shares. Partnerships controlled predominantly by members of the family of Mr. Johnson and FIL, or trusts for their benefit, own shares of FIL voting stock. While the percentage of total voting power represented by these shares may fluctuate as a result of changes in the total number of shares of FIL voting stock outstanding from time to time, it normally represents more than 25% and less than 50% of the total votes which may be cast by all holders of FIL voting stock.

Security Ownership of Management

The following table sets forth, as of the Record Date, information with respect to common shares owned beneficially by each person who has been a director or executive officer of the corporation at any time since the beginning of the last fiscal year, by each proposed nominee for election as a director of the corporation, and by all of our directors and executive officers as a group:

Title of Class	Name and address of beneficial holder(1)	Common Shares currently held(2)		Common Shares that can be acquired within 60 days(3)	Total beneficial ownership	Percent of Class
Common Shares	Paul D. House	170,903		93,197	264,100	*
	M. Shan Atkins	1,000		—	1,000	*
	Michael J. Endres	42,787	(4)	—	42,787	*
	Moya M. Greene	—		—	—	*
	The Hon. Frank Iacobucci	6,607		—	6,607	*
	John A. Lederer	15,120		—	15,120	*
	David H. Lees	6,624	(5)	—	6,624	*
	Ronald W. Osborne	3,000	(6)	—	3,000	*
	Wayne C. Sales	11,998		—	11,998	*
	Catherine L. Williams(7)	—		—	—	*
	Cynthia J. Devine	74,127		74,785	148,912	*
	David F. Clanachan	50,380	(8)	73,374	123,754	*
	William A. Moir	104,003		73,517	177,520	*
	Roland M. Walton	70,192		73,374	143,566	*
	Donald B. Schroeder	73,187	(9)	78,269	151,456	*
	All directors and executive officers as a group (20 persons)	662,696	(10)	542,985(11)	1,205,681	*

*	Represents beneficial ownership of less than 1% of our outstanding common shares.

(1)	The business address for all of the directors and executive officers is Tim Hortons Inc., 874 Sinclair Road, Oakville, Ontario, Canada, L6K 2Y1, or Tim Hortons USA Inc., 4150 Tuller Road, Unit 236, Dublin, Ohio, 43017, U.S.A.

(2)	The amounts reflected in this column include common shares owned directly or indirectly for which there is voting and/or investment power, including shared voting and/or investment power. See immediately below under “Ownership of Deferred Stock Units by Directors” for a listing of the number of deferred stock units (“DSUs”) owned by each director as of the Record Date, which are not included in the table above.

(3)	Amounts reflected in this column include: (i) common shares issuable or deliverable to settle restricted stock units (including restricted stock units received automatically pursuant to settlement of dividend equivalent rights) held by executive officers under the Tim Hortons Inc. 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”), up to and including the May 2012 vesting of restricted stock units and dividend equivalent rights; and (ii) vested stock options with tandem stock appreciation rights issued under the 2006 Stock Incentive Plan held by executive officers, including those that vest in May 2012. We have included for this purpose the gross amount of shares deliverable, but actual shares received will be less as a result of the payment of applicable withholding tax. Additionally, as required, we have provided the number of stock options with tandem stock appreciation rights that may be acquired without reduction for the value of the exercise price. For additional information regarding outstanding restricted stock units and stock options with tandem stock appreciation rights held by executive officers, see “Incentive Plan Awards” and Notes 2 and 3 to the Summary Compensation Table under “Executive and Director Compensation.”

(4)	Includes 30,000 common shares held in two trusts over which Mr. Endres has voting and investment power.

(5)	Common shares are held jointly by Dr. Lees and his spouse with whom he shares voting and investment power.

(6)	Common shares are held jointly by Mr. Osborne and his spouse with whom he shares voting and investment power.

(7)	Ms. Williams will not be standing for reelection as a director at the Meeting.

(8)	Certain of the common shares beneficially owned by Mr. Clanachan are held in accounts in respect of which he has shared voting and investment power with his spouse.

(9)	Effective as of May 24, 2011, Mr. Schroeder no longer served as a director and executive officer of the corporation. Information with respect to common shares currently held by Mr. Schroeder is set forth as of May 24, 2011.

(10)	Includes an aggregate of 75,566 common shares held by two former executive officers of the corporation.

(11)	Includes 78,269 common shares issuable on vesting of stock options with tandem stock appreciation rights held by a former executive officer of the corporation.

For the purpose of this table, which contains information that is also included in our Form 10-K filing for the fiscal year ended January 1, 2012, the term “executive officer” has the meaning ascribed to it under Rule 405 promulgated under the Securities Act of 1933, as amended (the “1933 Securities Act”), and National Instrument 51-102—Continuous Disclosure Obligations. The information with respect to beneficial ownership is based upon information furnished by each director or executive officer or information contained in insider reports publicly available on the System for Electronic Disclosure by Insiders.

Ownership of Deferred Stock Units by Directors

The following table sets forth the number of DSUs held by our non-employee directors as of the Record Date. These DSUs are not included in the number of common shares beneficially owned by directors set forth in the table above. DSUs are notional units that track the value of our common shares, with the value determined upon a director’s separation from service with us and, ultimately, settled in cash. One DSU is equivalent in value to one common share, and DSUs carry dividend equivalent rights. We include DSUs in determining compliance with our stock ownership guidelines for directors. For additional information regarding outstanding DSUs held by directors, see “Executive and Director Compensation—Director Compensation.”

Director	Number of Deferred Stock Units
M. Shan Atkins	10,317
Michael J. Endres	15,043
Moya M. Greene	10,958
The Hon. Frank Iacobucci	26,940
John A. Lederer	17,622
David H. Lees	17,489
Ronald W. Osborne	9,220
Wayne C. Sales	17,399
Catherine L. Williams(1)	9,394

(1)	Ms. Williams will not be standing for reelection as a director at the Meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Certain Transactions Involving Officers and Directors

A trust for the benefit of Paul D. House, our Executive Chairman, President and CEO is the sole stockholder of a corporation that purchased a shopping center property in Tottenham, Ontario, Canada from an unrelated third party in 1998. As part of the shopping center purchase transaction, the corporation now leases a Tim Hortons restaurant to one of our subsidiaries. The remaining term of the lease is three years, with two five-year renewal terms. The amount of rent paid by us to the corporation in fiscal 2011 was $63,000, which will also be the amount of yearly rent for the remaining three years of the original term of the lease. In our opinion, the terms of this lease are no less favourable than we could have obtained from an unrelated third party.

R.L. Schroeder Holdings Inc. (“R.L.”), a 31-year restaurant owner of ours that operates a Tim Hortons store in Chatham, Ontario, Canada, is wholly owned by Richard Schroeder, who is the brother of Donald B. Schroeder, our former President and CEO. As a restaurant owner, R.L. paid us $339,190 in royalties and rent, and paid $91,409 to the Canadian advertising fund in fiscal 2011, consistent with rates paid by other, unrelated restaurant owners. R.L. also purchases, in the normal course of its operations, certain food products, supplies, and other items from us on terms offered to our other restaurant owners with no preferential terms or provisions. R.L. previously entered into our standard franchise agreement, and the terms of this agreement are the same as the agreements governing our other restaurant owners with no preferential terms or provisions. Prior to his departure from the corporation in May 2011, Donald B. Schroeder made no decisions regarding arrangements with R.L., and renewals or new arrangements with R.L. were reviewed by the Audit Committee under our related party transactions policy. The Audit Committee approved and ratified a ten-year renewal of the franchise arrangement with R.L., effective February 1, 2008, on terms that were comparable to those extended to other, unrelated restaurant owners.

No person who has been a director or executive officer of the corporation at any time since the beginning of the last fiscal year, nor any proposed nominee for election as a director of the corporation, nor any associate or affiliate of any of the foregoing, has any material interest, directly or indirectly, by way of beneficial ownership of securities or otherwise, in any matter to be acted upon other than the election of directors.

Review, Approval or Ratification of Transactions with Related Parties

The Board has delegated to the Audit Committee responsibility for reviewing related party transactions. The Audit Committee has adopted a written policy pursuant to which all transactions in excess of $75,000, between us or any of our direct or indirect subsidiaries, and: (i) any director or officer thereof or nominee for director thereof; (ii) any “immediate family member” of a director or officer thereof or nominee for director or officer thereof; (iii) any entity (A) in which any of the foregoing individuals has a direct or “indirect” legal or beneficial ownership interest (other than an interest that arises solely as a result of such individual’s ownership of less than 5% of the outstanding shares of a publicly traded entity), or (B) which employs any of the foregoing individuals; or, (iv) any registered or beneficial holders of greater than 5% of the total number of outstanding shares of the corporation, shall be submitted to the Audit Committee for consideration of “all relevant facts and circumstances” prior to the consummation of the transaction.

As used in the Audit Committee’s policy, the following terms have the meanings as set forth below:

“all relevant facts and circumstances” shall include, but not be limited to, the following: the nature of the related person’s interest in the transaction; the material terms of the transaction, including whether the terms of the transaction are fair to the corporation and on the same basis as would apply if the related transaction did not involve a related party; the significance of the transaction to the related person and also, if applicable, to the person or entity that is a party to the transaction; the significance of the transaction to the corporation; whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the corporation; compliance with all applicable laws; and any other matters, facts, events or circumstances the Audit Committee deems appropriate;

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

DIRECTOR INDEPENDENCE

Applicable Governance Requirements and Guidelines

Independence and Other Considerations for Director Service

The Governance Guidelines express our Board’s goal that a substantial majority of our directors satisfy the independence requirements set forth in the Governance Guidelines (the “Independence Requirements”). The Independence Requirements incorporate the listing standards of the NYSE and the rules of the Canadian securities administrators. The Governance Guidelines also set forth additional requirements, including that directors have no “business conflict” with the corporation. The Governance Guidelines further require that all members of the Audit Committee, the Compensation Committee, and the Nominating Committee satisfy the Independence Requirements. Each member of the Compensation Committee also must be a “non-employee director,” as such term is defined in Rule 16b-3 under the Exchange Act, and an “outside director,” as described under Section 162(m) of the Internal Revenue Code of 1986, as amended. Members of the Audit Committee must also satisfy the heightened independence standards for service on audit committees established by the SEC and the rules of the Canadian securities administrators.

In making the affirmative determination, in February 2012, that all of our directors (including Ms. Catherine L. Williams, who will not be standing for reelection at the Meeting) are independent in accordance with the Independence Requirements, except for Mr. House, the Nominating Committee and the Board considered all relevant facts and circumstances, not merely from the standpoint of the director, but also from that of any person or organization with which the director has an affiliation or association.

The independence determinations of the Nominating Committee and the Board for the director-nominees set forth herein included consideration of the following:

•

Michael J. Endres. Mr. Endres serves on the board of directors of Huntington Bancshares, Inc. (“Huntington”). Huntington, either directly, or indirectly through affiliates or subsidiaries, provides certain banking services to us in the United States, and is a member of the board of trustees of OhioHealth Corporation (“OhioHealth”), a lessor of two restaurant sites to one of the corporation’s subsidiaries. The Board concluded that Mr. Endres is not affected by his service as a Huntington director or as a trustee of OhioHealth because he is not involved in day-to-day activities of these entities and does not have any direct responsibility with respect to arrangements between these entities and us. Additionally, Mr. Endres has agreed to recuse himself from participating in meetings of the Huntington board of directors, OhioHealth’s board of trustees, and our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

John A. Lederer. In 2010, Mr. Lederer became the President and Chief Executive Officer of US Foods, a food distribution enterprise which also supplies quick service restaurants in the U.S. The Board considered whether Mr. Lederer’s position with US Foods would have an impact on his independence and, after review, the Board concluded that Mr. Lederer’s independence would not be affected by his relationship with US Foods. Mr. Lederer has agreed to recuse himself from participating in meetings of the US Foods board of directors and our Board if such participation would, or is reasonably likely to, present a conflict of interest.

•

Ronald W. Osborne. Mr. Osborne has been the Chairman of the board of directors of Postmedia Network Canada Corp. and its subsidiary Postmedia Network Inc. (collectively, “Postmedia”) since July 2010, and is a member of the board of trustees of RioCan Real Estate Investment Trust (“RioCan”). Mr. Osborne is also a director, and until November 30, 2011, was Chairman of the board of directors of Sun Life Financial Inc. (“Sun Life”). Mr. Osborne intends to retire from the Sun Life board of directors at its 2012 annual meeting, which is expected to take place in May 2012. Postmedia’s operations consist of publishing properties formerly owned by Canwest Global Communications Corporation. As such, we may from time to time in the ordinary course purchase advertising space in one or more of the publications owned by Postmedia. RioCan is the lessor of various restaurant sites to the corporation’s subsidiaries. Sun Life provides the corporation with administration services for various retirement benefit plans and programs and also leases restaurant space in one downtown Toronto location to one of the corporation’s subsidiaries. The Board concluded that Mr. Osborne’s independence would not be affected by his directorships with Postmedia, RioCan or Sun Life, and was not affected during the time he was the Chairman of the board of directors of Sun Life because, as a director, he is not or was not involved in the day-to-day operating activities of these companies and does not or did not have any direct responsibility with respect to the agreements between these companies and us. Additionally, Mr. Osborne has agreed to recuse himself from participating in meetings of Postmedia, RioCan or Sun Life, and/or our Board if such participation would, or is reasonably likely to, present a conflict of interest.

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

•

Catherine L. Williams. Ms. Williams is a member of the board of directors of Enbridge Inc. (“Enbridge”). Enbridge provides certain of the corporation’s subsidiaries with natural gas. The Board concluded that Ms. Williams’ independence would not be affected by her position with Enbridge because the annual payments to Enbridge were for essential utility services and, further, were not of sufficient size to require direct consideration or approval by Ms. Williams in her capacity as a director of Enbridge. As of the Record Date, our records indicate that the Alberta Investment Management Corporation (“AIMCO”), an Alberta crown corporation which manages pensions, endowments, and government funds, held 929,000 of our common shares, representing approximately 0.6% of the corporation’s outstanding common shares as of such date. Ms. Williams has been a member of the board of AIMCO since September 2009. The Board concluded that AIMCO’s minimal ownership of our common shares does not affect Ms. Williams’ independence. Ms. Williams has agreed to recuse herself from participating in meetings of our Board, Enbridge’s and/or AIMCO’s board of directors if such participation would, or is reasonably likely to, present a conflict of interest. Ms. Williams will not be standing for reelection as a director at the Meeting.

Policy of Service on Board of Tim Horton Children’s Foundation. In May 2008, the Nominating Committee and Board determined that it would be in the corporation’s best interest to ensure prudent utilization of financial and other support provided by us to the Tim Horton Children’s Foundation (the “Foundation”), and, in furtherance of the corporation’s other interests associated with the Foundation, for an independent member of the Board of Directors of the corporation to also serve on the board of directors of the Foundation. The Nominating Committee and Board determined that such simultaneous service would not create a conflict of interest or impair the independence of our Board members under the Independence Requirements and, in connection therewith, the Board adopted the Policy Regarding Independence Considerations of Service on the Board of the Tim Horton Children’s Foundation. As set forth in this Policy, the Nominating Committee and Board based their independence determination primarily on the following factors: the corporation and its employees and restaurant owners have provided (for over 30 years), and intend to continue to provide, substantial financial and other support (e.g., accounting, legal and a variety of other services), to the Foundation; the Foundation and the corporation are closely linked in terms of community presence and association such that the various programs and activities of the Foundation have the potential to directly affect the corporation’s brand and reputation; and, service on the Foundation’s board by one of the corporation’s independent directors is not anticipated to affect in any significant manner the nature or scope of the corporation’s ongoing support of, or involvement with, the Foundation. After the adoption of this Policy by the Board, Mr. Lederer was appointed to the board of directors of the Foundation in May 2008, and he continues to serve on that board.

Executive Sessions

Pursuant to the Company’s Governance Guidelines, unless waived by all independent directors, the independent directors schedule and hold regular executive sessions (without management present) at every Board and committee meeting. The Lead Director, The Hon. Frank Iacobucci, presides at executive sessions of the independent directors, except where the principal matters to be considered are within the scope of authority of one of the other committee chairs.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with the Board of Directors or one or more directors by sending a writing addressed to the Board or to any one or more directors in case of Secretary, Tim Hortons Inc., 874 Sinclair Road, Oakville, Ontario, Canada, L6K 2Y1, in an envelope clearly marked “Shareholder and/or Other Interested Party Communication – Direct to Board of Directors” or by indicating instead the name of the specific director. The Secretary’s office will forward all such correspondence unopened to either The Hon. Frank Iacobucci, the Lead Director of the Board, or to another independent director as the Board of Directors may specify from time to time, or to the director specifically named on the outside of the envelope, if applicable.

Item 14.	Principal Accounting Fees and Services

Audit and Other Service Fees

Audit and Other Service Fees

The following table sets forth the aggregate fees billed or expected to be billed for professional services rendered by our independent auditor, PricewaterhouseCoopers LLP (“PwC”), for 2011 and 2010, respectively (and out-of-pocket costs incurred in connection with these services):

	2011 (in thousands)	2010 (in thousands)
Audit fees(1)	$1,612	$1,552
Audit-related fees(2)	497	912
Tax fees(3)	46	247
All other fees(4)	10	10

Total	$2,165	$2,721

(1)	Includes services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K for 2011 and 2010, respectively; review of the consolidated financial statements included in our quarterly reports on Form 10-Q in 2011 and 2010, respectively; and, other audit services normally provided by PwC in connection with statutory and regulatory filings or engagements.

(2)	Includes assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported as “audit fees.” Audit-related fees also include fees for accounting research, as well as audit and accounting services provided to our advertising funds that collect and administer funds contributed for use in advertising and promotional programs for our corporation and restaurant owners. In addition, these amounts include fees for the audit or review of the financial statements of certain of our subsidiaries and our pension funds, consultations with management as to the accounting or disclosure treatment of certain transactions and/or events, and the actual or potential impact of final or proposed accounting rules and standards. These fees were higher in 2010 due to the number of significant transactions and events over the year, as well as significant new accounting standards implemented in early 2010. Prior year fees have been conformed to align with 2011 presentation.

(3)	For 2011 and 2010, these fees were for services related primarily to tax planning in connection with subsidiary reorganizations and transaction-specific tax implications.

(4)	Includes use by our employees of PwC software for accounting research and financial reporting disclosure.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee has adopted a policy under which audit and non-audit services to be rendered by our independent auditor are pre-approved. Under this policy, prior to the engagement of the independent auditor for any audit or permissible non-audit services, the engagement (i.e., services and fees) must be approved pursuant to our pre-approval policy or otherwise specifically approved by the Audit Committee. The pre-approval policy provides that the annual audit, review or attestation engagement terms and fees are subject to the specific pre-approval of the Audit Committee. Additionally, Audit Committee approval is required, in advance, for any changes in terms, conditions, and fees resulting from modifications to audit scope, or other matters. The pre-approval policy also delineates the specific audit-related services, tax services, and other services that have been or may be approved by the Audit Committee on the basis that the performance of such services would not impair the independence of the auditor. Any other permissible services not delineated in the pre-approval policy must be separately pre-approved by the Audit Committee. The pre-approval policy also describes those services that are prohibited and may not be performed by our independent auditor. The pre-approval policy also prohibits the Audit Committee from delegating to management the Audit Committee’s responsibilities for pre-approving audit and non-audit services performed by our independent auditor.

No services were provided by our independent auditor in 2011 that were approved by the Audit Committee under SEC Regulation S-X Rule 2-01(c)(7)(i)(C) or National Instrument 52-110, Section 2.4, which addresses certain de minimis services that may be approved by the Audit Committee after such services have been performed.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits filed with this report are listed in the Index to Exhibits beginning on page 79.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIM HORTONS INC.

By:	/s/ PAUL D. HOUSE	3/23/12
Paul D. House
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. HOUSE	3/23/12		/s/ CYNTHIA J. DEVINE	3/23/12
Paul D. House Director, Executive Chairman of the Board and President and Chief Executive Officer			Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

/s/ M. SHAN ATKINS*	3/23/12		/s/ MICHAEL J. ENDRES*	3/23/12
M. Shan Atkins, Director			Michael J. Endres, Director

/s/ MOYA M. GREENE*	3/23/12		/s/ FRANK IACOBUCCI*	3/23/12
Moya M. Greene, Director			Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	3/23/12		/s/ DAVID H. LEES*	3/23/12
John A. Lederer, Director			David H. Lees, Director

/s/ RONALD W. OSBORNE*	3/23/12		/s/ WAYNE C. SALES*	3/23/12
Ronald W. Osborne, Director			Wayne C. Sales, Director

/s/ CATHERINE L. WILLIAMS*	3/23/12
Catherine W. Williams, Director

		*By:	/s/ PAUL D. HOUSE	3/23/12
Paul D. House
Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated herein by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009.

3(b)	By-Law No. 1 of the Registrant	Incorporated herein by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4(a)	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated herein by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009.

4(b)	Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010.

4(c)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010.

4(d)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010.

4(e)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010.

10(a)	Amended and Restated Credit Agreement, dated as of September 28, 2009, among the Registrant, The TDL Group Corp., Tim Hortons USA Inc. and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

10(b)	Senior Revolving Credit Facility Agreement, dated as of December 13, 2010, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 16, 2010.

Exhibit	Description	Where found

10(c)	Amendment to Senior Revolving Credit Facility Agreement, dated as of January 26, 2012, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named herein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2012.

*10(d)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(e)	Form of Employment Agreement, as amended, by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(f)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10(z) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010.

*10(g)	Severance Agreement and Final Release, effective as of May 31, 2011, by and between Tim Hortons Inc. and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 6, 2011.

*10(h)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(i)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(j)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010	Incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(k)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010.

*10(l)	Executive Annual Performance Plan, as amended effective February 23, 2012	Filed as Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 filed on February 28, 2012.

*10(m)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective February 23, 2012	Filed as Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 filed on February 28, 2012.

Exhibit	Description	Where found

*10(n)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009	Incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(o)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(p)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(q)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

*10(r)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009.

10(s)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference to Exhibit 10.3 to Form S-1/A, File No. 333-130035 filed with the Commission on February 27, 2006.

10(t)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007.

*10(u)	Form of Restricted Stock Unit Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010.

*10(v)	Form of Nonqualified Stock Option Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010.

*10(w)	Form of Restricted Stock Unit Award Agreement (2010 Performance Award—Named Executive Officers)	Incorporated herein by reference to Exhibit 10(aa) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010.

*10(x)	Form of Restricted Stock Unit Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011.

Exhibit	Description	Where found

*10(y)	Form of Nonqualified Stock Option Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011.

*10(z)	Acknowledgment, dated as of October 29, 2010, by and among CillRyan’s Bakery Limited, Prophy and Fosters Star Limited	Incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K for fiscal year ended January 2, 2011 filed with the Commission on February 25, 2011.

21	Subsidiaries of the Registrant	Filed as Exhibit 21 to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

23	Consent of PricewaterhouseCoopers LLP	Filed as Exhibit 23 to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

24	Powers of Attorney	Filed as Exhibit 24 to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed as Exhibit 31(a) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed as Exhibit 31(b) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed as Exhibit 32(a) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed as Exhibit 32(b) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

32(c)	Section 1350 Certification of Chief Executive Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

32(d)	Section 1350 Certification of Chief Financial Officer, relating to this Amendment No. 1 on Form 10-K/A	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

Exhibit	Description	Where found

101.INS	XBRL Instance Document	Filed as Exhibit 101.INS to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed as Exhibit 101.SCH to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed as Exhibit 101.CAL to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed as Exhibit 101.DEF to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed as Exhibit 101.LAB to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed as Exhibit 101.PRE to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 of the Registrant filed on February 28, 2012.

*	Denotes management contract or compensatory arrangement

    The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”