Form 10-Q
period 2012-04-01
Tim Hortons Inc.
filed 2012-05-09
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2012
Common shares	155,849,143 shares

Exhibit Index on page 40.

TIM HORTONS INC. AND SUBSIDIARIES

On May 7, 2012, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$1.0045 for Cdn$1.00.

Availability of Information

Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act (the “Company”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, the Company is no longer required to do so, the Company currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

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

Reporting Currency

The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar. All amounts are expressed in Canadian dollars unless otherwise noted.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except per share data)

	First quarter ended
	April 1, 2012	April 3, 2011
Revenues
Sales	$523,302	$454,477
Franchise revenues
Rents and royalties	180,186	167,830
Franchise fees	17,796	21,180

	197,982	189,010

Total revenues	721,284	643,487

Costs and expenses
Cost of sales	465,425	402,332
Operating expenses	66,716	62,154
Franchise fee costs	20,282	21,317
General and administrative expenses	40,127	39,996
Equity (income)	(3,246)	(3,113)
Other expense, net	357	198

Total costs and expenses, net	589,661	522,884

Operating income	131,623	120,603
Interest (expense)	(7,898)	(7,376)
Interest income	711	1,676

Income before income taxes	124,436	114,903
Income taxes (note 2)	34,457	33,489

Net income	89,979	81,414
Net income attributable to noncontrolling interests (note 12)	1,200	735

Net income attributable to Tim Hortons Inc.	$88,779	$80,679

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.57	$0.48

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.56	$0.48

Weighted average number of common shares outstanding (in thousands) — Basic (note 3)	156,993	167,662

Weighted average number of common shares outstanding (in thousands) — Diluted (note 3)	157,490	168,015

Dividends per common share	$0.21	$0.17

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	April 1, 2012	April 3, 2011
Net income	$89,979	$81,414
Other comprehensive (loss) income
Translation adjustments (loss)	(7,836)	(11,231)
Unrealized (losses) gains from cash flow hedges (note 8):
(Loss) from change in fair value of derivatives	(3,502)	(6,561)
Amount of (loss) gain reclassified to earnings during the year	(1,148)	2,597

Total cash flow hedges	(4,650)	(3,964)
Tax effect on other comprehensive (loss)	1,285	1,036

Other comprehensive (loss), net of tax	(11,201)	(14,159)

Comprehensive income	78,778	67,255
Comprehensive income attributable to noncontrolling interests	1,200	735

Comprehensive income attributable to Tim Hortons Inc.	$77,578	$66,520

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	April 1, 2012	January 1, 2012
Assets
Current assets
Cash and cash equivalents	$57,770	$126,497
Restricted cash and cash equivalents	85,792	130,613
Accounts receivable, net	187,569	173,667
Notes receivable, net (note 4)	9,916	10,144
Deferred income taxes	7,238	5,281
Inventories and other, net (note 5)	147,629	136,999
Advertising fund restricted assets (note 12)	32,360	37,765

Total current assets	528,274	620,966
Property and equipment, net	1,461,790	1,463,765
Intangible assets, net	4,295	4,544
Notes receivable, net (note 4)	2,427	3,157
Deferred income taxes	11,692	12,197
Equity investments	42,670	43,014
Other assets	59,967	56,307

Total assets	$2,111,115	$2,203,950

Liabilities and equity
Current liabilities
Accounts payable (note 6)	$145,059	$177,918
Accrued liabilities
Salaries and wages	12,995	23,531
Taxes	13,887	26,465
Other (note 6)	142,074	179,315
Advertising fund liabilities (note 12)	71,164	59,420
Short-term borrowings	25,000	0
Current portion of long-term obligations	10,077	10,001

Total current liabilities	420,256	476,650

Long-term obligations
Long-term debt	351,622	352,426
Capital leases	97,171	94,863
Deferred income taxes	4,951	4,608
Other long-term liabilities (note 6)	122,341	120,970

Total long-term obligations	576,085	572,867

Commitments and contingencies (note 9)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 156,103,918 and 157,814,980 shares, respectively	442,699	447,558
Common shares held in Trust, at cost: 277,189 shares	(10,136)	(10,136)
Contributed surplus	9,163	6,375
Retained earnings	811,144	836,968
Accumulated other comprehensive loss	(139,418)	(128,217)

Total equity of Tim Hortons Inc.	1,113,452	1,152,548
Noncontrolling interests (note 12)	1,322	1,885

Total equity	1,114,774	1,154,433

Total liabilities and equity	$2,111,115	$2,203,950

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	April 1, 2012	April 3, 2011
Cash flows provided from (used in) operating activities
Net income	$89,979	$81,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	30,750	27,982
Stock-based compensation expense (note 11)	7,181	4,660
Deferred income taxes	303	(3,498)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	44,630	(1,999)
Accounts receivable	(19,799)	975
Inventories and other	(11,148)	(18,809)
Accounts payable and accrued liabilities	(70,481)	(79,156)
Taxes	(12,572)	(52,074)
Other, net	7,535	1,687

Net cash provided from (used in) operating activities	66,378	(38,818)

Cash flows (used in) provided from investing activities
Capital expenditures (including Advertising Fund) (note 13)	(48,283)	(34,627)
Proceeds from sale of restricted investments	0	38,000
Other investing activities	960	953

Net cash (used in) provided from investing activities	(47,323)	4,326

Cash flows used in financing activities
Repurchase of common shares (note 10)	(86,416)	(195,976)
Dividend payments to common shareholders	(33,046)	(28,366)
Short-term borrowings	25,000	0
Other financing activities	7,691	(632)

Net cash used in financing activities	(86,771)	(224,974)

Effect of exchange rate changes on cash	(1,011)	(1,526)

(Decrease) in cash and cash equivalents	(68,727)	(260,992)
Cash and cash equivalents at beginning of period	126,497	574,354

Cash and cash equivalents at end of period	$57,770	$313,362

Supplemental disclosures of cash flow information:
Interest paid	$4,656	$4,101
Income taxes paid	$53,190	$91,680
Non-cash investing and financing activities:
Capital lease obligations incurred	$4,439	$5,892

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars, except share data)

	First quarter ended April 1, 2012		Year ended January 1, 2012
	Shares	Dollars	Shares	Dollars
Common shares
Balance at beginning of period	157,815	$447,558	170,664	$484,050
Repurchase of common shares (note 10)	(1,711)	(4,859)	(12,849)	(36,492)

Balance at end of period	156,104	$442,699	157,815	$447,558

Common shares held in Trust
Balance at beginning of period	(277)	$(10,136)	(278)	$(9,542)
Purchased during the period	0	0	(61)	(2,797)
Disbursed from Trust during the period	0	0	62	2,203

Balance at end of period	(277)	$(10,136)	(277)	$(10,136)

Contributed surplus
Balance at beginning of period		$6,375		$0
Stock-based compensation		2,788		6,375

Balance at end of period		$9,163		$6,375

Retained earnings
Balance at beginning of period		$836,968		$1,105,882
Net income attributable to Tim Hortons Inc.		88,779		382,812
Dividends		(33,046)		(110,187)
Stock-based compensation		0		(5,579)
Repurchase of common shares – excess of stated value		(81,557)		(535,960)

Balance at end of period		$811,144		$836,968

Accumulated other comprehensive loss
Balance at beginning of period		$(128,217)		$(143,589)
Other comprehensive (loss) income		(11,201)		15,372

Balance at end of period		$(139,418)		$(128,217)

Total equity of Tim Hortons Inc.		$1,113,452		$1,152,548

Noncontrolling interests
Balance at beginning of period		$1,885		$5,641
Net income attributable to noncontrolling interests		1,200		2,936
Distributions, net		(1,763)		(6,692)

Balance at end of period		$1,322		$1,885

Total equity	155,827	$1,114,774	157,538	$1,154,433

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

The Company’s principal business is the development and franchising of quick service restaurants primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, baked goods, sandwiches, soups, prepared foods and other food products. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations that supply a significant portion of the system restaurants with paper, equipment and food products. The Company also controls the real estate underlying the majority of the system restaurants, which generates another source of revenue.

The following table outlines the Company’s franchised locations and system activity for the first quarters ended April 1, 2012 and April 3, 2011:

	First quarter ended
	April 1, 2012	April 3, 2011
Systemwide Restaurant Count
Franchised restaurants in operation—beginning of period	3,996	3,730
Restaurants opened	30	42
Restaurants closed	(2)	(10)
Net transfers within the franchised system	(5)	4

Franchised restaurants in operation—end of period	4,019	3,766
Company-operated restaurants	23	16

Total systemwide restaurants—end of period(1)	4,042	3,782

% of restaurants franchised—end of period	99.4%	99.6%

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and if applicable, the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above systemwide restaurant count table are 253 and 274 primarily licensed locations in the Republic of Ireland and the United Kingdom as at April 1, 2012 and April 3, 2011, respectively.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at April 1, 2012 and January 1, 2012, and the condensed consolidated results of operations, comprehensive income and cash flows for the first quarters ended April 1, 2012 and April 3, 2011. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2011 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the SEC and the CSA on February 28, 2012. The January 1, 2012 Condensed Consolidated Balance Sheet was derived from the audited 2011 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain entities and joint ventures the Company consolidates as variable interest entities (“VIEs”) (see note 12). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated in the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

Accounting changes – new accounting standards

Effective January 2, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This Update resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The adoption of this Update has been reflected in the Company’s related financial disclosures (see note 7).

NOTE 2 INCOME TAXES

The effective income tax rate for the first quarter ended April 1, 2012 was 27.7%, compared to 29.1% for the first quarter ended April 3, 2011. The rate was favourably impacted by the benefit associated with Canadian statutory rate reductions, partially offset by an increase in tax imposed by foreign jurisdictions, on income

The Canada Revenue Agency (“CRA”) continues to conduct its general examination of the Company for 2007 and subsequent taxation years. The CRA has extended its examination in respect of certain international issues related to transfer pricing for taxation years 2005 through to 2010. Submissions by the Company are anticipated to be delivered throughout the year to clarify certain facts and assumptions that the CRA are making in their examination. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

NOTE 3 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

Basic earnings per common share attributable to Tim Hortons Inc. are computed by dividing Net income attributable to Tim Hortons Inc. by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units (“RSUs”) and stock options with tandem stock appreciation rights (“SARs”), that take into account: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to Contributed surplus assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive.

The computations of basic and diluted earnings per common share attributable to Tim Hortons Inc. are shown below:

	First quarter ended
	April 1, 2012	April 3, 2011
Net income attributable to Tim Hortons Inc.	$88,779	$80,679

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	156,993	167,662
Dilutive impact of RSUs	227	181
Dilutive impact of stock options with tandem SARs	270	172

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	157,490	168,015

Basic earnings per common share attributable to Tim Hortons Inc.	$0.57	$0.48

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.56	$0.48

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

NOTE 4 NOTES RECEIVABLE, NET

	As at
	April 1, 2012			January 1, 2012
Portfolio Segment	Gross	VIEs (3)	Total	Gross	VIEs (3)	Total
FIPs (1)	$23,657	$(15,872)	$7,785	$24,756	$(16,219)	$8,537
Other (2)	6,371	0	6,371	6,765	0	6,765

Notes receivable	$30,028	$(15,872)	14,156	$31,521	$(16,219)	15,302

Allowance			(1,813)			(2,001)

Notes receivable, net			12,343			13,301

Current portion, net			(9,916)			(10,144)

Long-term portion, net, discounted			$2,427			$3,157

	As at
	April 1, 2012			January 1, 2012
Class and Aging	Gross	VIEs (3)	Total	Gross	VIEs (3)	Total
Current status (FIPs and other)	$9,740	$(3,025)	$6,715	$10,471	$(3,121)	$7,350
Past due status < 90 days (FIPs)	0	0	0	1,276	(686)	590
Past due status > 90 days (FIPs)	20,288	(12,847)	7,441	19,774	(12,412)	7,362

Notes receivable	$30,028	$(15,872)	$14,156	$31,521	$(16,219)	$15,302

(1)

The Company has a franchise incentive program (“FIP”) that is available to certain U.S. restaurant owners. The FIP arrangement provides interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures, and signage (“equipment package”). Payment for the equipment package is deferred for a period of 104 weeks from the date of opening.

(2)	Relates primarily to notes receivable on various equipment and other financing programs and a note issued in 2009 to a vendor to finance a property sale.
(3)

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

NOTE 5 INVENTORIES AND OTHER, NET

	As at
	April 1, 2012	January 1, 2012
Raw materials	$56,508	$49,450
Finished goods	79,774	77,440

	136,282	126,890
Inventory obsolescence provision	(580)	(844)

Inventories, net	135,702	126,046
Prepaids and other	11,927	10,953

Inventories and other, net	$147,629	$136,999

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

NOTE 6 ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER, AND OTHER LONG–TERM LIABILITIES

Accounts payable

	As at
	April 1, 2012	January 1, 2012
Trade payables	$126,366	$145,985
Construction holdbacks and accruals	18,693	31,933

Accounts payable	145,059	$177,918

Accrued liabilities, other

	As at
	April 1, 2012	January 1, 2012
Tim Card obligations to guests	$92,109	$125,316
Contingent rent expense accrual	10,653	12,698
Deferred revenue	8,891	8,847
Deferred supply contract liability	7,929	8,335
Other accrued current liabilities(1)	22,492	24,119

Accrued liabilities, other	$142,074	$179,315

(1)	Includes deposits, and various equipment and other accruals.

Other long-term liabilities

	As at
	April 1, 2012	January 1, 2012
Deferred supply contract liability	$21,603	$23,281
Accrued rent leveling liability	29,103	29,564
Uncertain tax position liability	31,205	30,531
Stock-based compensation liabilities	23,816	19,861
Other accrued long-term liabilities (1)	16,614	17,733

Other long-term liabilities	$122,341	$120,970

(1)	Includes deferred revenues and various other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

NOTE 7 FAIR VALUES

Financial assets and liabilities measured at fair value

The following table summarizes the fair value of derivative instruments on the Condensed Consolidated Balance Sheet:

	As at
	April 1, 2012			January 1, 2012
	Notional value	Fair value hierarchy	Fair value asset (liability)	Notional value	Fair value hierarchy	Fair value asset (liability)
Derivatives:
Forward currency contracts	$167,294	Level 2	$(813)	$196,412	Level 2	$4,759
Total return swap (“TRS”)	$30,591	Level 2	$12,518	$30,591	Level 2	$9,286

Total	$197,885		$11,705	$227,003		$14,045

The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model. The fair value of forward currency contracts are determined using prevailing exchange rates. The fair value of each TRS is determined using the Company’s closing common share price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange (“TSX”).

Other financial assets and liabilities not measured at fair value

The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recorded at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	April 1, 2012			January 1, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Cash and cash equivalents(1)	Level 1	$57,770	$57,770	Level 1	$126,497	$126,497
Restricted cash and cash equivalents(1)	Level 1	85,792	85,792	Level 1	130,613	130,613
Bearer deposit notes(2)	Level 2	30,591	30,591	Level 2	30,591	30,591
Notes receivable, net(3)	Level 3	12,343	12,343	Level 3	13,301	13,301
Senior unsecured notes, series 1(4)	Level 2	(325,536)	(301,806)	Level 2	(325,308)	(301,893)
Other debt(5)	Level 3	(101,633)	(51,555)	Level 3	(102,114)	(52,305)

(1)	The carrying values of these financial assets approximate fair values due to the short-term nature of these investments.
(2)

The Company holds these notes as collateral to reduce the carry costs of the TRS (see note 8). The interest rate on these notes resets every 90 days, therefore, the carrying values of these notes approximates their fair values. These notes are included in Other assets, long-term on the Condensed Consolidated Balance Sheet.

(3)	Management estimated the fair value based on the current value of the underlying business and collateral.
(4)	The fair value of the bond is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg LP.
(5)

Management estimated the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, by discounting future cash flows using a company risk adjusted rate, over the remaining term of the debt.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

NOTE 8 DERIVATIVES

Cash flow hedges

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

Other derivatives

The Company has a number of TRS outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the SARs that are associated with stock options and deferred stock units (“DSUs”) (see note 11).

The following table summarizes the classification and fair value of derivative instruments on the Condensed Consolidated Balance Sheet:

	As at
	April 1, 2012			January 1, 2012
	Notional value	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$151,230	$(969)	Accounts payable, net	$175,566	$3,855	Accounts receivable, net

Derivatives not designated as hedging instruments
TRS(2)	$30,591	$12,518	Other long-term assets	$30,591	$9,286	Other long-term assets
Forward currency contracts(3)	16,064	156	Accounts receivable, net	20,846	904	Accounts receivable, net

	$46,655	$12,674		$51,437	$10,190

(1)	Maturities as at April 1, 2012 range between April 2012 and December 2012.
(2)	Maturities of May 2015, May 2016, May 2017 and May 2018.
(3)

Maturities as at April 1, 2012 range between April 2012 and October 2012. These contracts ceased to qualify as highly effective cash flow hedges as the underlying transactions are not expected to occur as originally forecast.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

The table below summarizes the effect of derivative instruments on the Condensed Consolidated Statement of Comprehensive Income for the first quarters ended April 1, 2012 and April 3, 2011, but excludes amounts related to ineffectiveness, as they were not significant:

	First quarter ended April 1, 2012
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Classification on Condensed Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments
Forward currency contracts	$(3,502)	$(1,321)	Cost of sales	$(4,823)
Interest rate forwards (2)	0	173	Interest (expense)	173

Total	(3,502)	(1,148)		(4,650)
Income tax effect	987	298	Income taxes	1,285

Net of income taxes	$(2,515)	$(850)		$(3,365)

	First quarter ended April 3, 2011
	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Classification on Condensed Consolidated Statement of Operations	Total effect on OCI(1)
Derivatives designated as cash flow hedging instruments
Forward currency contracts	$(6,561)	$2,424	Cost of sales	$(4,137)
Interest rate forwards (2)	0	173	Interest (expense)	173

Total	(6,561)	2,597		(3,964)
Income tax effect	1,764	(728)	Income taxes	1,036

Net of income taxes	$(4,797)	$1,869		$(2,928)

(1)	Other comprehensive income (“OCI”).
(2)	The Company entered into and settled interest rate forwards in 2010.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments resulted in a net gain of $2.5 million and $1.2 million recorded in the first quarters ended April 1, 2012 and April 3, 2011, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

NOTE 9 COMMITMENTS AND CONTINGENCIES

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, asserted damages of approximately $1.95 billion. Those damages were claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment, price maintenance and waiver of tort. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The two motions were heard in August and October 2011. On February 24, 2012, the Court granted the Company’s motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. The Court also found that certain aspects of the test for certification of the action as a class proceeding had been met, but all of the underlying claims were nonetheless dismissed as part of the aforementioned summary judgment decision.

While the Court found in favour of the Company on all claims, the plaintiffs have filed a Notice of Appeal with respect to the claims for breach of contract, breach of the duty of good faith and fair dealing, price maintenance and waiver of tort. If all potential appeals were determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial, and that the plaintiffs’ claims are without merit and will not be successful. Should the matter proceed to trial, the Company would continue to vigorously defend against the plaintiffs’ claim. However, if the matters were determined adversely to the Company at trial, and that determination was upheld by final order after all appeals, it is possible that the claims could have a material adverse impact on the Company’s financial position or liquidity.

In addition, the Company is party to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of any outstanding legal proceedings based on the amounts that are determined by the Company to be reasonably probable and estimable are not significant and are included in Accounts payable on the Condensed Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 10 COMMON SHARES

Share repurchase programs

On February 23, 2012, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares. The Company’s common shares have been or will be purchased under the 2012 Program through a combination of 10b5-1 automatic trading plan purchases, private agreements with an arm’s length third party seller, and/or purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases have been or will be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. The 2012 Program commenced on March 5, 2012 and is due to terminate on March 4, 2013, or earlier if the $200.0 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar amount of shares that may be repurchased under the 2012 Program.

In the first quarter ended April 1, 2012, the Company purchased and cancelled approximately 0.5 million common shares under the Company’s 2011 repurchase program and 1.2 million common shares pursuant to private agreements with an arm’s length third party seller under the 2012 Program for a total cost of approximately $86.4 million, of which $4.9 million reduced the stated value of common shares and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

In the first quarter ended April 3, 2011, the Company purchased and cancelled approximately 4.7 million common shares for a total cost of approximately $196.0 million under the Company’s 2010 and 2011 repurchase programs, of which $13.3 million reduced the stated value of common shares, and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

NOTE 11 STOCK-BASED COMPENSATION

Total stock-based compensation expense included in General and administrative expenses on the Condensed Consolidated Statement of Operations is detailed as follows:

	First quarter ended
	April 1, 2012	April 3, 2011
RSUs	$2,658	$1,722
Stock options and tandem SARs	3,745	2,308
DSUs	778	630

Total stock-based compensation expense	$7,181	$4,660

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs. The Company recognized gains relating to the TRS of $3.2 million and $1.4 million in the first quarters ended April 1, 2012 and April 3, 2011, respectively. These gains are recorded as a reduction to General and administrative expenses on the Consolidated Statement of Operations.

The Company’s Human Resource and Compensation Committee approves all stock-based compensation awards. Details of stock-based compensation grants and settlements are set forth below.

Deferred share units

Approximately 4,400 and 6,500 DSUs were granted during the first quarter of 2012 and 2011, respectively, at a fair market value of $52.80 and $42.47, respectively. There were no DSU settlements during the first quarter of 2012 or 2011.

Restricted stock units

The following table is a summary of activity for RSUs granted to employees under the Company’s 2006 Plan for the periods set forth below:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance at January 2, 2011	293	$32.83

Granted	165	$45.76
Dividend equivalent rights	5	45.53
Vested and settled	(138)	30.24
Forfeited	(19)	36.69

Balance at January 1, 2012	306	$40.91

Granted	35	$52.85
Dividend equivalent rights	1	52.44
Forfeited	(8)	40.99

Balance at April 1, 2012	334	$42.16

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

Stock options and tandem SARs

The table below reflects the stock option with tandem SAR awards granted to officers of the Company as well as the exercise activity associated with such awards:

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance at January 2, 2011	1,086	$31.87
Granted	339	45.76
Exercised	(224)	30.56
Forfeited	(19)	35.10

Balance at January 1, 2012	1,182	$36.05
Exercised	(31)	35.23
Forfeited	(30)	38.16

Balance at April 1, 2012	1,121	$36.01

NOTE 12 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company has consolidated 301 and 309 non-owned restaurants as at April 1, 2012 and January 1, 2012, respectively, or approximately 7.4% and 7.7% of the Company’s total systemwide restaurants, respectively. On average, a total of 306 and 255 non-owned restaurants were consolidated during the first quarter of 2012 and 2011, respectively.

Advertising Funds

The Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”). The advertising levies, depreciation, interest costs, capital expenditures and financing associated with the Expanded Menu Board Program are presented on a gross basis on the Condensed Consolidated Statement of Operations and Cash Flows.

To finance the Expanded Menu Board Program, a $95.8 million revolving credit facility was entered into in 2011. The facility is collateralised only by the Ad Fund’s assets. The Ad Fund had borrowings of $19.8 million and $9.9 million drawn upon this facility as at April 1, 2012 and January 1, 2012, respectively. These funds have been used to purchase related equipment for $14.0 million in the first quarter of 2012 and $18.4 million cumulatively since 2011, for the Expanded Menu Board Program.

Company contributions to the Canadian and U.S. advertising funds totaled $5.5 million and $4.6 million in first quarters of 2012 and 2011, respectively. Of these contributions $2.9 million and $2.2 million in the first quarters of 2012 and 2011, respectively, were related to VIE contributions. These advertising funds spent approximately $73.7 million and $60.1 million in the first quarters of 2012 and 2011, respectively.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

The revenues and expenses associated with the Company’s consolidated non-owned restaurant VIEs and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	First quarter ended
	April 1, 2012			April 3, 2011
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$78,014	$0	$78,014	$60,470	$0	$60,470
Advertising levies	0	487	487	0	185	185

Total revenues	78,014	487	78,501	60,470	185	60,655
Cost of sales (1)	76,588	0	76,588	59,602	0	59,602
Operating expenses (2)	0	385	385	0	185	185

Operating income	1,426	102	1,528	868	0	868
Interest expense	0	102	102	0	0	0

Income before taxes	1,426	0	1,426	868	0	868
Income taxes	226	0	226	133	0	133

Net income attributable to noncontrolling interests	$1,200	$0	$1,200	$735	$0	$735

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.
(2)

The advertising levies that are not related to the Expanded Menu Board Program are netted with advertising and marketing expenses incurred by the advertising funds in operating expenses, as these contributions are designated for specific purposes. The Company acts as an agent with regard to these contributions.

The assets and liabilities associated with the Company’s consolidated non-owned restaurant VIEs and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	April 1, 2012		January 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$10,793	$0	$11,186	$0
Advertising fund restricted assets – current	0	32,360	0	37,765
Other current assets	5,803	0	6,142	0
Property and equipment, net	18,420	37,809	19,492	20,814
Other long-term assets (1)	163	2,816	312	2,850

Total assets	$35,179	$72,985	$37,132	$61,429

Notes payable to the Company – current (1)	$15,612	$0	$15,370	$0
Advertising fund liabilities – current	0	71,164	0	59,420
Other current liabilities (1)	14,453	258	15,062	265
Notes payable to the Company – long-term (1)	260	0	849	0
Advertising fund liabilities – long-term	0	416	0	463
Other long-term liabilities	3,532	1,147	3,966	1,281

Total liabilities	33,857	72,985	35,247	61,429

Equity	1,322	0	1,885	0

Total liabilities and equity	$35,179	$72,985	$37,132	$61,429

(1)

Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

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

Trust

In connection with RSUs granted to Company employees, the Company established the TDL RSU Employee Benefit Plan Trust (the “Trust”), which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The cost of the shares held by the Trust of $10.1 million as at April 1, 2012 and January 1, 2012, respectively, are presented as a reduction in outstanding common shares on the Condensed Consolidated Balance Sheet.

VIEs for which the Company is not the primary beneficiary

These VIEs are primarily real estate ventures, the most significant being the TIMWEN Partnership. They are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments on the Company’s Condensed Consolidated Balance Sheet, amounting to $42.7 million and $43.0 million as at April 1, 2012 and January 1, 2012, respectively. Control is considered to be shared by both Tim Hortons and the other joint owner(s) since all significant decisions of these real estate ventures must be made jointly.

NOTE 13 SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure and, therefore, the manner in which the Company’s chief decision maker views and evaluates the various aspects of the Company’s business. Each segment includes the gross operating results of all manufacturing and distribution operations that are located in its respective geographic location.

There are no inter-segment revenues included in the table below:

	First quarter ended
	April 1, 2012	April 3, 2011
Revenues
Canada	$604,254	$547,373
U.S.	38,529	35,459

Total reportable segments	642,783	582,832
VIEs	78,501	60,655

Total	$721,284	$643,487

Segment Operating Income
Canada	$140,487	$131,529
U.S.	3,210	2,611

Reportable segment operating income	143,697	134,140
VIEs	1,528	868
Corporate charges(1)	(13,602)	(14,405)

Consolidated Operating Income	131,623	120,603
Interest, Net	(7,187)	(5,700)

Income before income taxes	$124,436	$114,903

Capital Expenditures
Canada(2)	$40,291	$30,121
U.S.	7,992	4,506

Total	$48,283	$34,627

(1)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the net operating results from the Company’s Irish, United Kingdom and GCC international operations, which continue to be managed corporately.

(2)	The first quarter of 2012 includes $14.0 million of capital spending by the Canadian Advertising Fund, related to the Expanded Menu Board Program (first quarter of 2011: nil).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(in thousands of Canadian dollars, except per share data)

Consolidated Sales and Cost of sales consisted of the following:

	First quarter ended
	April 1, 2012	April 3, 2011
Sales
Distribution sales	$439,728	$389,833
Company-operated restaurant sales	5,560	4,174
Sales from VIEs	78,014	60,470

Total Sales	$523,302	$454,477

Cost of sales
Distribution cost of sales	$390,453	$344,320
Company-operated restaurant cost of sales	6,080	4,489
Cost of sales from VIEs	68,892	53,523

Total Cost of sales	$465,425	$402,332

NOTE 14 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this Update are intended to enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP; or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this Update are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the potential impact, if any, the adoption of this Update may have on its Condensed Consolidated Financial Statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income, which defers those changes in ASU 2011-05—Presentation of Comprehensive Income that relate to the presentation of reclassification adjustments and the effect of those reclassifications on the face of the financial statements. The Company acknowledges the deferral and will review the impact in future periods, if applicable.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2011 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended January 1, 2012 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 28, 2012, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended April 1, 2012 filed with the SEC and the CSA on May 9, 2012. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”), and Company-operated restaurants. Please refer to “Systemwide Sales Growth” and “Same-Store Sales Growth” below for additional information.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”).

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

Description of Business

We franchise Tim Hortons restaurants primarily in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants, which generates a recurring stream of rental income. As of April 1, 2012, we leased or owned the real estate for approximately 83% of our full-serve system restaurants in North America. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, full-serve kiosks in offices, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas and convenience locations, grocery stores and for our international locations. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our 5 distribution centres, and, in some cases, through third-party distributors. In addition to dry goods, we also supply frozen and some refrigerated products from our Guelph and Kingston distribution facilities to approximately 61% of our Canadian restaurants, namely those located in Ontario and Quebec. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration model, we also operate 2 coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Executive Overview

Systemwide sales grew 9.4% in the first quarter of 2012 driven by strong same-store sales growth in both Canada (5.2%) and the U.S. (8.5%), and by new restaurant development in both markets. We also continued to grow total transactions in both Canada and the U.S. during the first quarter of 2012.

Same-store sales growth in Canada during the first quarter of 2012 was driven by a higher average cheque due to both favourable product mix and pricing. Our product mix continues to benefit from the evolution of our menu, including the new hot beverage cup sizing and the introduction of the 24-ounce cup in Canada. The new products introduced to meet the changing tastes and needs of our guests have broadened both the food and beverage alternatives available at our restaurants. Our guests have responded positively to this menu expansion, much of which is in the prepared food and specialty drink categories that have higher average price points than many of our traditional menu items, yet continue to provide excellent value to our guests. In addition, unseasonably warm weather across most of Canada during the first quarter of 2012 resulted in the acceleration of sales in our higher-value, specialty cold drinks. Partially offsetting these growth factors was the general economic climate that continued to be challenging in the first quarter of 2012 with persistently high unemployment levels along with the higher cost of gasoline and groceries impacting consumer discretionary spending. We experienced a slight decline in same-store transactions, due in part to these continued economic pressures, which we believe may have impacted guest frequency.

In the U.S., same-store sales growth benefitted from a higher average cheque which was driven by a combination of pricing and a favourable product mix. Continued transaction growth was also a significant contributor to our same-store sales performance. Our steady introduction of new specialty drinks and prepared food menu options, such as our Panini sandwiches, resonated well with our guests as they provide an alternate meal choice. This further reinforces our brand as a Cafe and Bake shop destination, while also contributing favourably to our product mix. Unseasonably warm weather in most of our U.S. markets drove growth in our cold beverages, which also contributed favourably to our product mix in the first quarter of 2012. Transaction growth during the first quarter of 2012 was supported by these new products and our enhanced menu, and by ongoing marketing and promotional efforts, which were designed to increase brand awareness and guest traffic.

In both Canada and the U.S., we will continue to expand our menu with new prepared food and premium drink offerings throughout 2012, and we will remain focused on hospitality, speed of service and convenience so that we remain reliable and relevant to our guests as we continue to reinforce our quality product at a reasonable price positioning.

Operating income increased 9.1% to $131.6 million in the first quarter of 2012, driven primarily by strong systemwide sales growth in both Canada and the U.S., resulting in both higher rents and royalties and distribution income. General and administrative expenses were flat as higher salaries and benefits were essentially offset by favourable timing of certain benefit and other costs. Partially offsetting these growth factors was lower franchise fee income due to the timing of restaurants openings in Canada year-over-year.

Net income attributable to Tim Hortons Inc. increased $8.1 million, or 10%, to $88.8 million in the first quarter of 2012 compared to $80.7 million in the first quarter of 2011. The primary factors driving the increase were higher operating income, as noted above, and a lower effective tax rate on these earnings, partially offset by higher net interest expense.

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased 17.4% to $0.56 in the first quarter of 2012 compared to $0.48 in the first quarter of 2011. Our EPS growth continued to benefit from the positive, cumulative impact of our share repurchase programs. We had approximately 157.5 million average fully diluted common shares outstanding during the first quarter of 2012, which was approximately 10.5 million, or 6.3%, fewer average fully diluted common shares outstanding than in the first quarter of 2011.

Selected Operating and Financial Highlights

	First quarter ended
($ in millions, except per share data)	April 1, 2012	April 3, 2011
Systemwide sales growth(1)	9.4%	4.9%
Same-store sales growth
Canada	5.2%	2.0%
U.S.	8.5%	4.9%
Systemwide restaurants	4,042	3,782
Revenues	$721.3	$643.5
Operating income	$131.6	$120.6
Net income attributable to Tim Hortons Inc.	$88.8	$80.7
Diluted EPS	$0.56	$0.48
Weighted average number of common shares outstanding – Diluted (in millions)	157.5	168.0

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 9.5% and 4.4% for the first quarter of 2012 and 2011, respectively.

We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of the system, and the strength of our brand and restaurant owner base, which ultimately impact our consolidated and segmented financial performance.

Systemwide Sales Growth

Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

Our financial results are driven by changes in systemwide sales, primarily in Canada and the U.S, with approximately 99.4% of our system franchised. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 306 non-owned restaurants, on average, for the first quarter of 2012, whose results of operations are consolidated with ours pursuant to variable interest entity accounting rules. The amount of systemwide sales impacts our rental and royalties revenues, as well as our distribution revenues.

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

Same-Store Sales Growth

Same-store sales growth represents average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for thirteen or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, frequency of guest visits, expansion into, and enhancement of, broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same level of purchases at the new pricing.

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. During the first quarter of 2012, we promoted our egg white breakfast sandwich, espresso-based lattes, and in Canada we also promoted our new Peach Mango Real Fruit Smoothie. In addition, we also introduced new hot beverage cup sizing in Canada, including our new 24-ounce cup. New product offerings, marketing, and promotional activities supported same-store sales growth in both Canada and the U.S. in the first quarter of 2012.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the first quarter ended April 1, 2012 and April 3, 2011, respectively:

	First quarter ended April 1, 2012			First quarter ended April 3, 2011
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	21	1	22	29	2	31
Restaurants closed	(2)	—	(2)	(10)	—	(10)

Net change	19	1	20	19	2	21

U.S.
Restaurants opened	6	1	7	6	5	11
Restaurants closed	—	—	—	—	—	—

Net change	6	1	7	6	5	11

International (GCC)
Restaurants opened	1	—	1	—	—	—

Total Company
Restaurants opened	28	2	30	35	7	42
Restaurants closed	(2)	—	(2)	(10)	—	(10)

Net change	26	2	28	25	7	32

From the end of the first quarter of 2011 to the end of the first quarter of 2012, we opened 260 system restaurants, net of restaurant closures, including both full-serve and self-serve locations. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, permitting us to upgrade size and layout or add a drive-thru or when a restaurant performs below our expectations for an extended period of time. These closures typically occur at the end of a lease term or at the end of the useful life of the principal asset.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales in their respective markets and, therefore, lower associated royalties and distribution income. In the U.S., self-serve locations are intended to increase our brand presence and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we use self-serve kiosks in locations where existing full-serve locations are at capacity.

We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the Gulf Cooperation Council (“GCC”). The master license agreement with Apparel is primarily a royalty-based model that also includes an upfront license fee, franchise fees with the opening of each location, and distribution sales. Apparel is responsible for the capital spending and real estate development to open restaurants, along with operations and marketing.

In addition, we have exclusive development rights in Canada, and certain rights to use licenses within the U.S. where a Cold Stone Creamery® is located within a Tim Hortons restaurant, to operate ice cream and frozen confection retail outlets. As of April 1, 2012, we had 235 co-branded locations, including 135 co-branded locations in Tim Hortons restaurants in Canada and 100 co-branded locations in the U.S. (93 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations).

The following table shows our restaurant count, by restaurant type, in Canada, the U.S., and the GCC as of April 1, 2012, January 1, 2012 and April 3, 2011:

Systemwide Restaurant Count

	As at:
	April 1, 2012	January 1, 2012	April 3, 2011
Canada
Company-operated	16	10	15
Franchised – standard and non-standard	3,179	3,166	3,040
Franchised – self-serve kiosks	120	119	114

Total	3,315	3,295	3,169

% Franchised	99.5%	99.7%	99.5%
U.S.
Company-operated	7	8	1
Franchised – standard and non-standard	549	542	484
Franchised – self-serve kiosks	165	164	128

Total	721	714	613

% Franchised	99.0%	98.9%	99.8%
International (GCC)
Franchised – standard	6	5	—

% Franchised	100.0%	100.0%	n/a
Total system
Company-operated	23	18	16
Franchised – standard and non-standard	3,734	3,713	3,524
Franchised – self-serve kiosks	285	283	242

Total	4,042	4,014	3,782

% Franchised	99.4%	99.6%	99.6%

Segment Operating Income

Systemwide sales and same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes the gross operating results of all manufacturing and distribution operations that are located in its respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of 253 branded, licensed self-serve kiosk locations at the end of the first quarter of 2012 (274 at the end of the first quarter 2011), corporately. In addition, our international operations now include our expansion into the GCC and consisted of 6 restaurants at the end of the first quarter of 2012 (nil at the end of the first quarter of 2011). Our expansion into the GCC is in its early stages and is also being managed corporately. As such, results from these operations, which are not currently significant, are included in Corporate charges in our segmented operating results. Corporate charges also include overhead costs that support all business segments. Our reportable segments exclude financial results of VIEs, reflective of the way our business is managed.

The following table contains information about the operating income of our reportable segments:

	Q1 2012	% of Revenues	Q1 2011	% of Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$140,487	19.5%	$131,529	20.4%	$8,958	6.8%
U.S.	3,210	0.4%	2,611	0.4%	599	22.9%

Reportable segment operating income	143,697	19.9%	134,140	20.8%	9,557	7.1%
VIEs	1,528	0.2%	868	0.1%	660	76.0%
Corporate charges	(13,602)	(1.9)%	(14,405)	(2.2)%	803	(5.6)%

Consolidated operating income	$131,623	18.2%	$120,603	18.7%	$11,020	9.1%

Consolidated operating income increased by $11.0 million in the first quarter of 2012 compared to the first quarter of 2011 driven by continued growth in our Canadian and U.S. operating segments. In addition, lower corporate charges and higher VIE operating income also contributed to our operating income growth year-over-year.

Canada

Operating income was $140.5 million in the first quarter of 2012 compared to $131.5 million in first quarter of 2011, increasing $9.0 million or 6.8%. Systemwide sales growth of 8.6%, driven by same-store sales growth of 5.2% and incremental sales from the net addition of new restaurants, resulted in higher rents and royalties and distribution income, which were the primary growth drivers. Higher salaries and benefits required to support the growth of the business, were essentially offset by favourable timing of certain benefit and other costs. Partially offsetting these growth factors were lower franchise fee income, due primarily to the timing of standard restaurant openings year-over-year, and investments to optimize service levels to our restaurants as we transition our replacement distribution centre in Kingston, Ontario.

Same-store sales growth in the first quarter of 2012 continued to be driven by an increase in average cheque, which benefited from both favourable product mix and pricing. Our product mix was positively impacted by the introduction of new hot beverage sizing and 24-ounce cup, recent additions to our menu, a strong promotional calendar, and unseasonably warm weather across most of the country. Sales from higher-price-point menu items such as our Espresso-based lattes, Iced Capp drinks, Real Fruit Smoothies, and Beef Lasagna Casserole, more than offset the slight decline in same-store transactions during the first quarter of 2012. We will continue to focus on improving speed of service, as we build incremental capacity at existing restaurants through a number of initiatives, and on increased convenience through the net addition of new restaurants in Canada for the remainder of 2012.

We opened 22 restaurants and closed 2 in the first quarter of 2012 compared to opening 31 restaurants and closing 10 in the first quarter of 2011.

U.S.

Operating income grew by $0.6 million to $3.2 million in the first quarter of 2012, from $2.6 million in the first quarter of 2011. Higher systemwide sales, which resulted in higher rents and royalties, and higher manufacturing income were the primary growth drivers in the first quarter of 2012. This growth was partially offset by higher relief relating primarily to restaurants that have been open for less than 13 months and higher general and administrative costs due to higher salaries and benefits required to support the growth of the business.

Systemwide sales grew 15.8%, driven by same-store sales growth of 8.5% and incremental sales from the net addition of new restaurants year-over-year. Same-store sales growth was driven by an increase in average cheque, which benefited from a combination of pricing in the system and a favourable product mix. Continued transaction growth was also a significant contributor to our same-store sales performance. Our product mix was enhanced by recent additions to our menu, a strong promotional calendar, and unseasonably warm weather across most of our markets, which drove sales of higher-price-point items, such as our Panini Sandwiches, Espresso-based specialty coffee products, and our cold drink category. Transaction growth during the first quarter of 2012 was supported by these new products, and by on going marketing and promotional efforts, which were designed to increase brand awareness, and guest traffic.

We opened 7 restaurants in the U.S., of which 6 were full-serve standard and non-standard restaurants, compared to 11 openings (including 5 self-serve kiosks) in the first quarter of 2011.

Variable interest entities (“VIEs”)

Operating income for VIEs pertains to the non-owned entities that operate restaurants where we may own the equipment in addition to controlling the real estate, and for accounting purposes, we are deemed to be the primary beneficiary (“Non-owned Restaurants”). In the first quarter of 2012, the operating income for VIEs was $1.5 million, compared to $0.9 million in the first quarter of 2011. We consolidated 306 and 255 Non-owned Restaurants, on average, in the first quarters of 2012 and 2011, respectively. The increase in Non-owned Restaurants consolidated as VIEs year-over-year relates primarily to an increase in restaurant openings under operator agreements, primarily in the U.S., which require minimal upfront capital from the restaurant owner. Operating income related to our VIEs depends largely on the number of Non-owned Restaurants consolidated, but also varies depending on the size, type and, ultimately, average unit volumes of the restaurants. The consolidation of VIEs also has the effect of reducing overall operating margins as a percentage of revenues, given the nature of the entities consolidated.

Corporate charges

Corporate charges were $13.6 million in the first quarter of 2012 and $14.4 million in first quarter of 2011. The primary factor contributing to lower Corporate charges year-over-year was lower professional fees related to the timing of our international expansion investments and other expenses year-over-year, partially offset by higher stock-based compensation expenses, due in part to an equity grant in February 2012.

Results of Operations

Below is a summary of comparative results of operations and is followed by a more detailed discussion of results for the first quarter of 2012, as compared to the first quarter of 2011:

	Q1 2012	% of Revenues	Q1 2011	% of Revenues	Change (1)
					Dollars	Percentage
	($’s in thousands)
Revenues
Sales	$523,302	72.6%	$454,477	70.6%	$68,825	15.1%
Franchise revenues:
Rents and royalties (2)	180,186	25.0%	167,830	26.1%	12,356	7.4%
Franchise fees	17,796	2.5%	21,180	3.3%	(3,384)	(16.0)%

	197,982	27.4%	189,010	29.4%	8,972	4.7%

Total revenues	721,284	100.0%	643,487	100.0%	77,797	12.1%

Costs and expenses
Cost of sales	465,425	64.5%	402,332	62.5%	63,093	15.7%
Operating expenses	66,716	9.2%	62,154	9.7%	4,562	7.3%
Franchise fee costs	20,282	2.8%	21,317	3.3%	(1,035)	(4.9)%
General and administrative expenses	40,127	5.6%	39,996	6.2%	131	0.3%
Equity (income)	(3,246)	(0.5)%	(3,113)	(0.5)%	(133)	4.3%
Other expenses, net	357	0.0%	198	0.0%	159	80.3%

Total costs and expenses, net	589,661	81.8%	522,884	81.3%	66,777	12.8%

Operating income	131,623	18.2%	120,603	18.7%	11,020	9.1%
Interest (expense)	(7,898)	(1.1)%	(7,376)	(1.1)%	(522)	7.1%
Interest income	711	0.1%	1,676	0.3%	(965)	(57.6)%

Income before income taxes	124,436	17.3%	114,903	17.9%	9,533	8.3%
Income taxes	34,457	4.8%	33,489	5.2%	968	2.9%

Net income	89,979	12.5%	81,414	12.7%	8,565	10.5%
Net income attributable to noncontrolling interests	1,200	0.2%	735	0.1%	465	63.3%

Net income attributable to Tim Hortons Inc.	$88,779	12.3%	$80,679	12.5%	$8,100	10.0%

(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the first quarter of 2012.

(2)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; (ii) advertising levies of $0.5 million and $0.2 million in 2012 and 2011, respectively associated with our Canadian advertising fund (see note 12 to the Condensed Consolidated Financial Statements); and (iii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 306 and 255 Non-owned Restaurants, on average, in the first quarter of 2012 and 2011, respectively, whose results of operations are consolidated with ours pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Q1 2012	Q1 2011
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$1,375,274	$1,266,272
U.S. (U.S. dollars)	$126,482	$109,863

Revenues

Our revenues include Sales, which is comprised of distribution sales, sales from Company-operated restaurants, and sales from VIEs that we consolidate for accounting purposes as we are deemed to be the primary beneficiary, along with Franchise revenues.

Sales

Sales for the first quarter of 2012 increased $77.8 million, or 12.1%, over the first quarter of 2011, to $721.3 million. The increase in sales was primarily driven from our distribution business, higher VIE sales and, to a lesser extent, higher Company-operated restaurant sales.

Distribution sales. Distribution sales were $439.7 million in the first quarter of 2012, compared to $389.8 million in the first quarter of 2011, increasing $49.9 million, or 12.8% year-over-year. Systemwide sales growth increased distribution sales by approximately $26.3 million due to continued same-store sales growth, the higher number of system restaurants year-over-year, and new products managed through our supply chain. In addition, pricing and favourable product mix represented approximately $23.2 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities reflective of the higher underlying costs.

Our distribution revenues continue to be subject to changes related to the underlying costs of key commodities, such as coffee, wheat, sugar, and other product costs. Increases and decreases in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in market prices as we utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for 6 months of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency fluctuations. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins as a percentage of revenues in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter.

Company-operated restaurants sales. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Company-operated restaurant sales were $5.6 million in the first quarter of 2012, compared to $4.2 million in the first quarter of 2011. On average, we operated 20 Company-operated restaurants during the first quarter of 2012 compared to 14 during the first quarter of 2011. The increased number of restaurants coupled with existing restaurants with higher sales resulted in higher Company-operated restaurant sales year-over-year.

We ended the first quarter of 2012 with 16 Company-operated restaurants in Canada, and 7 in the U.S., representing in total approximately 0.6% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. Therefore, Company-operated restaurant sales are also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales represent sales from the consolidation of certain Non-owned Restaurants of which we are deemed to be the primary beneficiary. Sales from VIEs were $78.0 million and $60.5 million in the first quarters of 2012 and 2011, respectively. The increase in sales of $17.5 million was primarily due to an increase in the number of Non-owned Restaurants consolidated in both the U.S. and Canada, and from existing consolidated restaurants with higher sales volumes. During the first quarter of 2012, we consolidated approximately 306 Non-owned Restaurants (119 in Canada and 187 in the U.S.), on average, compared to 255 Non-owned Restaurants (102 in Canada and 153 in the U.S.), on average, during the first quarter of 2011. The increase in Non-owned Restaurants consolidated as VIEs year-over-year relates primarily to an increase in restaurant openings under operator agreements, primarily in the U.S., which require minimal upfront capital from the restaurant owner.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $12.4 million, or 7.4%, to $180.2 million in the first quarter of 2012, from $167.8 million in the first quarter of 2011. Rents and royalties growth was driven primarily by higher same-store sales and sales from the net addition of 211 new full-serve restaurants in Canada and the U.S. year-over-year, both of which resulted in approximately $15.2 million, or 9.1% growth in rents and royalties revenues. Partially offsetting these growth factors was a negative impact resulting from a greater number of consolidated Non-owned Restaurant VIEs, which reduced growth by approximately $2.9 million or 1.8%. The consolidation of VIEs essentially replaces our rents and royalties, with restaurant sales, which are included in VIE sales (see above).

Franchise Fees. Franchise fees were $17.8 million in the first quarter of 2012, decreasing $3.4 million from the first quarter of 2011. Fewer standard restaurant openings was the primary factor resulting in lower franchise fee revenues, partially offset by a higher number of resales and replacements.

In the first quarter of 2012, we opened a total of 28 full-serve standard and non-standard restaurants compared to 35 full-serve standard and non-standard restaurants in the first quarter of 2011. Non-standard restaurants include full-serve kiosks and locations in gas and convenience locations, hospitals, grocery stores, universities, stadiums, arenas and office buildings. In addition, we opened 2 self-serve kiosks in the first quarter of 2012 compared to 7 self-serve kiosks in the first quarter of 2011. Self-serve kiosks do not represent a significant portion of franchise fees as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required.

Total Costs and Expenses

Cost of Sales

Cost of sales was $465.4 million in the first quarter of 2012, compared to $402.3 million in the first quarter of 2011, representing an increase of $63.1 million or 15.7%. Cost of sales growth was driven by higher distribution cost of sales, higher cost of sales from VIEs and, to a much lesser extent, higher Company-operated restaurants cost of sales.

Distribution cost of sales. Distribution cost of sales were $390.5 million in the first quarter of 2012, compared to $344.3 million in the first quarter of 2011, increasing $46.1 million, or 13.4%. Systemwide sales growth, resulting in growth of existing product sales and the addition of new products managed through our supply chain, contributed approximately $23.4 million of the increase in cost of sales. Approximately $22.4 million of the distribution cost of sales increase related primarily to higher underlying commodity costs, product mix, and investments to optimize service levels to our restaurants as we transition our replacement distribution centre in Kingston, Ontario.

Company-operated restaurants cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. These costs increased by $1.6 million to $6.1 million in the first quarter of 2012, compared to $4.5 million in the first quarter of 2011. We operated, on average, 5 additional Company-operated restaurants year-over-year, which resulted in higher cost of sales. In addition, cost of sales increased from existing restaurants with higher sales and consequently higher cost of sales.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $68.9 million and $53.5 million in the first quarters of 2012 and 2011, respectively. VIEs’ cost of sales represents cost of sales from the consolidation of certain Non-owned Restaurants of which we are deemed to be the primary beneficiary. The increase in cost of sales of $15.4 million was primarily due to an increase in the number of Non-owned Restaurants consolidated, on average, in both the U.S. and Canada, and from existing consolidated restaurants with higher sales and consequently higher cost of sales.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $4.6 million to $66.7 million in the first quarter of 2012. Depreciation expense increased by $2.8 million as the total number of properties we either own or lease and then sublease to restaurant owners increased to 3,112 at the end of the first quarter of 2012, compared to 2,963 at the end of the first quarter of 2011. Additionally, rent expense increased by $1.6 million year-over-year, primarily due to 136 additional properties that were leased and then subleased to restaurant owners and higher percentage rent expense on certain properties resulting from increased restaurant sales.

Franchise Fee Costs

Franchise fee costs include the cost of equipment sold to restaurant owners as part of the commencement or renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening, and/or the introduction of our Cold Stone Creamery co-branding offering into existing locations.

Franchise fee costs in the first quarter of 2012 were $20.3 million, a decrease of $1.0 million from the first quarter of 2011. Lower costs were driven primarily by a lower number of standard restaurant openings, partially offset by a higher number of resales and replacements and higher restaurant owner support costs.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses of $40.1 million were flat compared to $40.0 million incurred in the first quarter of 2011. Higher salaries and benefits required to support the growth of the business, were essentially offset by favourable timing of certain benefit and other costs.

There can be quarterly fluctuations in general and administrative expenses due to the timing of investments, certain expenses, or events that may impact growth rates in any particular quarter to be higher than systemwide sales growth.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but do not control their activities and/or are not the primary beneficiary. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases the Canadian Tim Hortons/Wendy’s® combination restaurants to restaurant owners or operators.

Equity income was approximately $3.2 million in the first quarter of 2012, compared to $3.1 million in the first quarter of 2011. Equity income from our TIMWEN Partnership is not expected to grow significantly as we are unlikely to add any new properties to this venture in the future.

Other Income, net

Other income, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the first quarter of 2012, other expenses, net, were $0.4 million versus $0.2 million in the first quarter of 2011.

Interest Expense

Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $7.9 million in the first quarter of 2012 and $7.4 million in the first quarter of 2011, representing an increase of $0.5 million related primarily to an increase in the number of capital leases outstanding year-over-year.

Interest Income

Interest income is comprised of interest earned from our cash and cash equivalents as well as imputed interest on our FIP and other notes receivable. Interest income was $0.7 million in the first quarter of 2012 and $1.7 million in the first quarter of 2011. The decrease of $1.0 million resulted primarily from lower cash balances year-over-year. In the first quarter of 2011, we continued to hold a significant portion of the proceeds received from the sale of our 50% joint venture interest in Maidstone Bakeries in late 2010, which were used throughout fiscal 2011 to repurchase common shares under our 2011 share repurchase program.

Income Taxes

The effective income tax rate for the first quarter ended April 1, 2012 was 27.7%, compared to 29.1% for the first quarter ended April 3, 2011. The variance between periods was favourably impacted by the benefit associated with Canadian statutory rate reductions, partially offset by an increase in tax imposed, by foreign jurisdictions, on income.

The Canada Revenue Agency (“CRA”) continues to conduct its general examination of the Company and various subsidiaries for 2007 and subsequent taxation years. The CRA has extended its examination in respect of certain international issues related to transfer pricing for taxation years 2005 through to 2010. Submissions by the Company are anticipated to be delivered throughout the year to clarify certain facts and assumptions that the CRA are making in their examination. We do not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

Under the separation agreements entered into by the Company and Wendy’s International Inc. (“Wendy’s”) in connection with our initial public offering and spin-off from Wendy’s, either we or Wendy’s may be required to reimburse the other party relating to tax attributes while we filed U.S. consolidated or state and local combined tax returns. We have notified Wendy’s of an outstanding reimbursement claim under these agreements and Wendy’s has notified us of an offsetting claim of a much lower amount. Resolution of these claims could result in arbitration, litigation and/or, ultimately, the payment by one party to the other relating to such attributes. No such payments were made by either party to the other under any of these separation agreements during the first quarter of 2012.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $0.5 million to $1.2 million in the first quarter of 2012, compared to $0.7 million in the first quarter of 2011. Net income attributable to noncontrolling interests relates to the consolidation of certain Non-owned Restaurants that we are deemed to be the primary beneficiary. We consolidated approximately 306 and 255 Non-owned Restaurants, on average, during the first quarters of 2012 and 2011, respectively. The increase in the number of VIEs consolidated was the primary factor resulting in higher net income attributable to noncontrolling interests year-over-year.

Comprehensive Income

In the first quarter of 2012, comprehensive income attributable to Tim Hortons Inc. was $77.6 million, compared to $66.5 million in the first quarter of 2011, increasing $11.1 million due primarily to higher Net income attributable to Tim Hortons Inc. of $8.1 million. Additionally, in the first quarter of 2012, we had a $7.8 million translation adjustment loss compared to a $11.2 million translation adjustment loss in the first quarter of 2011, resulting in a $3.4 million lower translation adjustment loss year-over-year. Translation adjustment gains/losses arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. When the U.S. dollar weakens relative to the Canadian dollar, we incur a translation adjustment loss. Additionally, in the first quarter of 2012, we had a $3.4 million loss related to cash flow hedges, net of taxes, compared to a loss of $2.9 million, net of taxes, in the first quarter of 2011.

The exchange rates were Cdn$0.9975 and Cdn$1.0170 for US$1.00 on April 1, 2012 and January 1, 2012, respectively. The exchange rates were Cdn$0.9644 and Cdn$0.9946 for US$1.00 on April 3, 2011, and January 2, 2011, respectively.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2012. Our $250.0 million revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, of which approximately $218.8 million is undrawn as at April 1, 2012 (see “Credit Facilities” below for additional information).

In the first quarter of 2012, we generated $66.4 million of cash from operations, as compared to $38.8 million of cash used in operations in the first quarter of 2011 (see “Comparative Cash Flows” below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At April 1, 2012, we had approximately $448.8 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth, while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.

Historically, our annual working capital needs have not been significant; however, currently our needs have increased due to higher green coffee inventory levels. We do not anticipate our finished goods or green coffee inventory volumes will remain at current levels for an extended period of time, although green coffee inventory values can fluctuate with changes in commodity costs.

In each of the last 5 fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our capital spending in 2012 is expected to be higher than in previous years, as we execute a number of operational initiatives along with our restaurant owners, and may continue at these higher levels in the future. In addition to restaurant development in both Canada and the U.S., our increased spending also includes our share of costs to increase restaurant capacity in Canada including initiatives such as selectively implementing drive-thru order station relocations, double-order stations, and double-lane drive-thrus. Our increased capital expenditures also reflect investments to accelerate renovations in Canada, which will feature more contemporary design elements similar to our new restaurant development locations. We will also continue with the installation of digital menu boards, along with new drive-thru rotating menu boards (“Menu Board Program”), that began late in fiscal 2011 to enhance our overall guest experience at our Canadian restaurants. This Menu Board Program of up to $100.0 million is being funded directly by the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”), which is currently being financed primarily with third-party borrowings, secured only by the Ad Fund’s assets. Although the majority of spending is expected to occur in 2012, there will be spending beyond 2012 to complete the projects.

On February 23, 2012, we announced that we had obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 shares, representing 10% of our public float, as defined under the TSX rules, as of February 20, 2012. Our common shares are and will be repurchased under the 2012 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases are and will be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority in the first quarter of 2012 were at a discount to the prevailing market price as provided in the exemption order. The 2012 Program commenced on March 5, 2012 and is due to terminate on March 4, 2013, or earlier if the $200.0 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the aggregate dollar amount of shares that may be repurchased under the 2012 Program.

During the first quarter of 2012, we spent $86.4 million to purchase and cancel approximately 1.7 million of our common shares as part of our 2011 and 2012 share repurchase programs at an average cost of $50.50. The timing of share repurchases under the 2012 Program was accelerated in the first quarter of 2012 as we repurchased 1.2 million of our common shares under private agreements. As a result, cash required for the remainder of our 2012 Program will be lower in subsequent periods.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 156,103,918 common shares outstanding at April 1, 2012. As at this same date, we had outstanding stock options with tandem SARs to acquire 1,121,124 of our common shares to officers of the Company pursuant to our 2006 Stock Incentive Plan, of which 376,923 were exercisable.

In February 2012, our Board of Directors approved an increase in the dividend from $0.17 to $0.21 per common share paid quarterly, representing an increase of 23.5%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared and we paid our March 2012 dividend at this new rate. On May 9, 2012, our Board of Directors declared a $0.21 per share quarterly dividend, payable on June 8, 2012 to shareholders of record as of May 24, 2012. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

Credit Facilities

We have an unsecured Revolving Bank Facility, which was set to mature on December 15, 2014, however, we amended the facility on January 26, 2012 to take advantage of reduced commitment fees of 0.20% and lower applicable margins, and extend the term to January 26, 2017. We use the borrowings under the Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives.

In the first quarter of 2012, we borrowed $25.0 million on our Revolving Bank Facility as a short-term source of cash due to the acceleration of common shares repurchased under our 2012 Program. As a result of this timing, we expect that cash required for the remainder of the 2012 Program will be lower in subsequent periods and expect these borrowings to be repaid during the second quarter of 2012. In addition, we had $6.2 million and $7.1 million of standby letters of credits drawn on the facility as at April 1, 2012 and January 1, 2012, respectively.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR base rate or prime rate loans plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and, a minimum fixed charge coverage ratio. We were in compliance with these covenants as at April 1, 2012.

The Ad Fund has a $95.8 million revolving credit facility to be used to finance the Menu Board Program, described above, which consisted of the installation of LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants. At the end of the first quarter of 2012, approximately $19.8 million of this facility had been drawn. The facility is not guaranteed by Tim Hortons Inc. or any of its subsidiaries and is secured only by the Ad Fund’s assets. The facility matures on December 31, 2012, at which point, the Ad Fund currently intends to refinance this facility.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in the first quarter of 2012 was $66.4 million compared to $38.8 million of cash used in operations in the first quarter of 2011, representing an increase of $105.2 million. Strong earnings were the primary drivers of operating cash flows in the first quarters of 2012 and 2011. The increase year-over-year was primarily driven by working capital movements specific to the first quarter of 2011. We made tax payments, including approximately $45.0 million related to the sale of our joint venture interest in Maidstone Bakeries, that were remitted in early fiscal 2011. In addition, in the first quarter of 2011 we had $38 million of Tim Card redemptions that were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and were reflected in investing activities. In addition, we distributed the majority of our $30.0 million commitment to restaurant owners (related to the sale of Maidstone Bakeries) in the first quarter of 2011, which was offset by the timing of other payables in the first quarter of 2012. Working capital associated with accounts receivable also increased year-over-year, due in part to the continued growth in revenues and the timing of collection of other receivables.

Investing Activities. Net cash used in investing activities was $47.3 million in the first quarter of 2012 compared to $4.3 million of cash provided from investing activities in the first quarter of 2011, representing an increase of $51.6 million. The increase year-over-year was due primarily to the proceeds received from the sale of restricted investments of $38.0 million in the first quarter of 2011, and an increase in capital expenditures of $13.7 million. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures for the first quarters of 2012 and 2011 is as follows:

	Q1 2012	Q1 2011
	(in millions)
Capital expenditures(1)
New restaurants	$17.0	$11.1
Existing restaurants(2)	13.6	7.8
Replacement distribution facility	0.4	7.2
Ad Fund – Menu Board Program(3)	14.0	—
Other capital needs(4)	3.3	8.5

Total capital expenditures	$48.3	$34.6

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.
(2)	Relates primarily to renovations and restaurant replacements.
(3)	Relates to the acquisition and installation of LCD screens, media engines, drive-thru menu boards and ancillary equipment in our Canadian restaurants which is being funded by the Ad Fund.
(4)	Relates primarily to other equipment purchases required for ongoing business needs and software implementations.

Capital expenditures for new restaurants by operating segment were as follows:

	Q1 2012	Q1 2011
	(in millions)
Canada	$10.3	$7.9
U.S.	6.7	3.2
Total	$17.0	$11.1

Financing Activities. Financing activities used cash of $86.8 million in the first quarter of 2012 compared to $225.0 million in the first quarter of 2011. We purchased and cancelled $86.4 million of common shares and paid dividends of $33.0 million in the first quarter of 2012 compared to $196.0 million and $28.4 million, respectively, in the first quarter of 2011. Our decreased spending for financing activities is a direct result of fewer share repurchases in 2012. In the first quarter of 2011, additional funds were available from the net proceeds received from the 2010 sale of our 50% joint venture interest in Maidstone Bakeries for use in the 2011 Program, which authorized repurchases for up to $445.0 million, whereas our 2012 Program which authorized repurchases for up to $200.0 million. In the first quarter of 2012, we borrowed $25.0 million under our Revolving Credit Facility to help temporarily fund accelerated share repurchases under our 2012 Program through the execution of private agreements under which we repurchased and cancelled 1.2 million of our common shares.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of April 1, 2012 or April 3, 2011, as that term is described by the SEC.

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

Other than the adoption of the new accounting standards, as noted below, there have been no significant changes in critical accounting policies or management estimates since the year ended January 1, 2012. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K for the year ended January 1, 2012, filed with the SEC and the CSA on February 28, 2012.

Effective January 2, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This Update resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The adoption of this Update has been reflected in our related financial disclosures (see note 7 to the Condensed Consolidated Financial Statements).

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this Update are intended to enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP; or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this Update are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. We are currently assessing the potential impact, if any, the adoption of this Update may have on our Condensed Consolidated Financial Statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income, which defers those changes in ASU 2011-05—Presentation of Comprehensive Income that relate to the presentation of reclassification adjustments and the effect of those reclassifications on the face of the financial statements. We acknowledge the deferral and will review the impact in future periods, if applicable.

Market Risk

Foreign Exchange Risk

Our exposure to various foreign exchange risks remains substantially the same as reported in our 2011 Form 10-K for the year ended January 1, 2012.

Commodity Risk

Our exposure to various commodity risks remains substantially the same as reported in our 2011 Form 10-K for the year ended January 1, 2012.

Interest Rate Risk

Our exposure to various interest rate risks remains substantially the same as reported in our 2011 Form 10-K for the year ended January 1, 2012.

Inflation

Our exposure to various inflationary risks remains substantially the same as reported in our 2011 Form 10-K for the year ended January 1, 2012.

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the first quarter ended April 1, 2012 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 28, 2012 (the “2011 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto), and our 2011 Form 10-K, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as to management’s expectations as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenues, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (v) increase costs, corporately or at restaurant level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased guest demand for our products resulting in lower sales, revenues, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, asserted damages of approximately $1.95 billion. Those damages were claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment, price maintenance, and waiver of tort. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November of 2009. The 2 motions were heard in August and October 2011. On February 24, 2012, the Court granted the Company’s motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. The Court also found that certain aspects of the test for certification of the action as a class proceeding had been met, but all of the underlying claims were nonetheless dismissed as part of the aforementioned summary judgment decision.

While the Court found in favour of the Company on all claims, the plaintiffs have filed a Notice of Appeal with respect to the claims for breach of contract, breach of duty of good faith and fair dealing, price maintenance, and waiver of tort. If all potential appeals were determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial, and that the plaintiffs’ claims are without merit and will not be successful. Should the matter proceed to trial, the Company would continue to vigorously defend against the plaintiffs’ claims. However, if the matters were determined adversely to the Company at trial, and that determination was upheld by final order after appeals, it is possible that the claims could have a material adverse impact on the Company’s financial position or liquidity.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2011 Form 10-K filed on February 28, 2012 with the SEC and the CSA, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2011 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are updating certain of the risk factors previously disclosed in Part I, Item 1A of our 2011 Form 10-K, as set forth below, in order to reflect certain events which have occurred since the 2011 Form 10-K was filed.

Increases in the cost of commodities or decreases in the availability of commodities could have an adverse impact on our restaurant owners and on our business and financial results.

Our restaurant system is exposed to price volatility in connection with certain key commodities that we purchase in the ordinary course of business such as coffee, wheat, edible oil and sugar, which can impact revenues, costs and margins. Although we monitor our exposure to commodity prices and our forward hedging program (of varied duration, depending upon the type of underlying commodity) partially mitigates the negative impact of any cost increases, price volatility for commodities we purchase has increased due to conditions beyond our control, including economic and political conditions, currency fluctuations, availability of supply, weather conditions, pest damage and changing global consumer demand and consumption patterns. Increases and decreases in commodity costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to restaurant owner and guest acceptance, respectively. Notwithstanding the foregoing, while it is not our operating practice, we may choose not to pass along all price increases to our restaurant owners. As a result, commodity cost increases could have a more significant effect on our business and results of operations than if we had passed along all increases to our restaurant owners. Price fluctuations may also impact margins as many of these commodities are typically priced based on a fixed-dollar mark-up. A number of commodities have recently experienced elevated prices relative to historic prices. Although we generally secure commitments for most of our key commodities that generally extend over a six-month period, these may be at higher prices than our previous commitments. In addition, if escalation in prices continues, we may be forced to purchase commodities at higher prices at the end of the respective terms of our current commitments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk of our 2011 Form 10-K.

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

From time to time, we are subject to claims incidental to our business, such as illness or injury relating to food quality or food handling. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. These types of claims could also harm our brand reputation, making it more difficult to attract and retain qualified restaurant owners and grow the business. We may also be subject to claims from employees, guests, and others relating to health and safety risks and conditions of our restaurants associated with design, construction, site location and development, indoor or airborne contaminants and/or certain equipment utilized in operations. In addition, from time to time, we face claims from: our employees relating to employment or labour matters, including potentially class action suits, regarding wages, discrimination, unfair or unequal treatment, harassment, wrongful termination, or overtime compensation; our restaurant owners and/or operators regarding their profitability (which is a present claim against us), wrongful termination of their franchise or operating (license) agreement, as the case may be, or other restaurant owner relationship matters; taxation authorities regarding certain tax disputes; patent infringement claims from patent-holding companies; or, other stakeholders or business partners. We are also exposed to a wide variety of falsified claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management attention and increase costs, including costs associated with defending such claims. Any negative publicity resulting from these claims may adversely affect our reputation. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluations prove incorrect, our exposure could exceed expectations and have a material adverse effect on our financial condition and results of operations. If successful, any such claims could adversely affect our business, financial condition, and financial results. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations. See Item 1. Legal Proceedings of this Report that is incorporated in this section by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4) (5)
Monthly Period #1 (January 2, 2012 — February 5, 2012)	260,168	$48.73	260,168	$22,840,882
Monthly Period #2 (February 6, 2012 — March 4, 2012)	250,894	49.83	250,894	10,340,893
Monthly Period #3 (March 5, 2012 — April 1, 2012) (5)	1,200,000	51.03	1,200,000	138,763,880

Total	1,711,062	$50.50	1,711,062	$138,763,880

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2011, we announced we obtained regulatory approval from the Toronto Stock Exchange (the “TSX”) under the TSX normal course issuer bid rules to commence a 2011 share repurchase program (“2011 program”) for up to $445.0 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of our public float as of February 17, 2011. The 2011 program commenced March 3, 2011 and terminated on March 2, 2012.

(5)

On February 23, 2012, we announced we obtained regulatory approval from the TSX to commence a 2012 share repurchase program (“2012 program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 common shares, representing 10% of our public float as of February 20, 2012. The 2012 program commenced March 5, 2012 and is due to terminate on March 4, 2013 or earlier if the $200.0 million or the 10% share maximum is reached. The first purchases were made under the 2012 program on March 5, 2012.

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

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 40.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: May 9, 2012	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

10(a)	Amendment to Senior Revolving Credit Facility Agreement, dated as of January 26, 2012, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2012.

*10(b)	Executive Annual Performance Plan, as amended effective February 23, 2012	Filed as Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 filed with the Commission on February 28, 2012.

*10(c)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective February 23, 2012	Filed as Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 filed with the Commission on February 28, 2012.

*10(d)	Second Amendment to Employment Agreement, dated March 22, 2012, by and between The TDL Group Corp., Tim Hortons Inc., and Paul D. House	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 23, 2012.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Denotes management contract or compensatory arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”