Form 10-Q
period 2012-07-01
Tim Hortons Inc.
filed 2012-08-09
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common shares	154,933,251 shares

Exhibit Index on page 44.

TIM HORTONS INC. AND SUBSIDIARIES

On August 3, 2012, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$1.0014 for Cdn$1.00.

Availability of Information

Tim Hortons Inc., (the “Company”), a corporation incorporated under the Canada Business Corporations Act (the “CBCA”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, the Company is no longer required to do so, the Company currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except per share data)

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues
Sales (note 13)	$563,772	$498,058	$1,087,074	$952,535
Franchise revenues
Rents and royalties	198,973	185,389	379,159	353,219
Franchise fees	22,836	19,313	40,632	40,493

	221,809	204,702	419,791	393,712

Total revenues	785,581	702,760	1,506,865	1,346,247

Costs and expenses
Cost of sales (note 13)	493,300	434,051	958,725	836,383
Operating expenses	73,068	65,102	139,784	127,256
Franchise fee costs	24,794	20,419	45,076	41,736
General and administrative expenses	40,395	43,969	80,522	83,965
Equity (income)	(3,859)	(3,820)	(7,105)	(6,933)
Other (income) expense, net	(956)	(179)	(599)	19

Total costs and expenses, net	626,742	559,542	1,216,403	1,082,426

Operating income	158,839	143,218	290,462	263,821
Interest (expense)	(8,650)	(7,427)	(16,548)	(14,803)
Interest income	723	851	1,434	2,527

Income before income taxes	150,912	136,642	275,348	251,545
Income taxes (note 2)	41,675	40,202	76,132	73,691

Net income	109,237	96,440	199,216	177,854
Net income attributable to noncontrolling interests (note 12)	1,170	891	2,370	1,626

Net income attributable to Tim Hortons Inc.	$108,067	$95,549	$196,846	$176,228

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.70	$0.58	$1.27	$1.06

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.69	$0.58	$1.26	$1.06

Weighted average number of common shares outstanding (in thousands) — Basic (note 3)	155,351	163,448	155,589	165,555

Weighted average number of common shares outstanding (in thousands) — Diluted (note 3)	155,995	163,961	156,207	166,014

Dividends per common share	$0.21	$0.17	$0.42	$0.34

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of Canadian dollars)

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$109,237	$96,440	$199,216	$177,854
Other comprehensive income (loss)
Translation adjustments gain (loss)	8,342	(534)	506	(11,765)
Unrealized gains (losses) from cash flow hedges (note 8)
Gain (loss) from change in fair value of derivatives	2,114	(2,337)	(1,389)	(8,898)
Amount of net (loss) gain reclassified to earnings during the period	(800)	2,969	(1,948)	5,566

Total cash flow hedges	1,314	632	(3,337)	(3,332)
Tax effect on other comprehensive (loss) income	(334)	(173)	951	863

Other comprehensive income (loss), net of tax	9,322	(75)	(1,880)	(14,234)

Comprehensive income	118,559	96,365	197,336	163,620
Comprehensive income attributable to noncontrolling interests	1,170	891	2,370	1,626

Comprehensive income attributable to Tim Hortons Inc.	$117,389	$95,474	$194,966	$161,944

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	July 1, 2012	January 1, 2012
Assets
Current assets
Cash and cash equivalents	$57,733	$126,497
Restricted cash and cash equivalents	87,292	130,613
Accounts receivable, net	200,665	173,667
Notes receivable, net (note 4)	7,990	10,144
Deferred income taxes	8,142	5,281
Inventories and other, net (note 5)	130,550	136,999
Advertising fund restricted assets (note 12)	29,325	37,765

Total current assets	521,697	620,966
Property and equipment, net	1,480,954	1,463,765
Intangible assets, net	4,060	4,544
Notes receivable, net (note 4)	2,162	3,157
Deferred income taxes	12,820	12,197
Equity investments	42,765	43,014
Other assets	70,607	56,307

Total assets	$2,135,065	$2,203,950

Liabilities and equity
Current liabilities
Accounts payable (note 6)	$151,919	$177,918
Accrued liabilities
Salaries and wages	14,599	23,531
Taxes	17,787	26,465
Other (note 6)	137,311	179,315
Advertising fund liabilities (note 12)	78,103	59,420
Current portion of long-term obligations	10,572	10,001

Total current liabilities	410,291	476,650

Long-term obligations
Long-term debt	354,559	352,426
Capital leases	97,538	94,863
Deferred income taxes	4,738	4,608
Other long-term liabilities (note 6)	120,796	120,970

Total long-term obligations	577,631	572,867

Commitments and contingencies (note 9)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares. Issued: 155,188,401 and 157,814,980 shares, respectively (note 10)	440,099	447,558
Common shares held in Trust, at cost: 370,650 and 277,189 shares, respectively (note 12)	(15,605)	(10,136)
Contributed surplus	11,147	6,375
Retained earnings	839,103	836,968
Accumulated other comprehensive loss	(130,097)	(128,217)

Total equity of Tim Hortons Inc.	1,144,647	1,152,548
Noncontrolling interests (note 12)	2,496	1,885

Total equity	1,147,143	1,154,433

Total liabilities and equity	$2,135,065	$2,203,950

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date periods ended
	July 1, 2012	July 3, 2011
Cash flows provided from (used in) operating activities
Net income	$199,216	$177,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	61,637	56,564
Stock-based compensation expense (note 11)	11,869	11,162
Deferred income taxes	(2,081)	(2,695)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	43,290	(5,886)
Accounts receivable	(32,425)	(77,506)
Inventories and other	7,285	(37,996)
Accounts payable and accrued liabilities	(64,156)	(64,038)
Taxes	(8,674)	(32,902)
Other, net	390	1,711

Net cash provided from operating activities	216,351	26,268

Cash flows (used in) provided from investing activities
Capital expenditures (including Advertising Fund—note 12)	(97,458)	(63,414)
Proceeds from sale of restricted investments	0	38,000
Other investing activities	(8,710)	(13,467)

Net cash (used in) investing activities	(106,168)	(38,881)

Cash flows (used in) provided from financing activities
Repurchase of common shares (note 10)	(136,509)	(401,917)
Dividend payments to common shareholders	(65,661)	(56,122)
Other financing activities (including Advertising Fund—note 12)	23,445	(5,951)

Net cash (used in) financing activities	(178,725)	(463,990)

Effect of exchange rate changes on cash	(222)	(1,574)

(Decrease) in cash and cash equivalents	(68,764)	(478,177)
Cash and cash equivalents at beginning of period	126,497	574,354

Cash and cash equivalents at end of period	$57,733	$96,177

Supplemental disclosures of cash flow information
Interest paid	$16,199	$14,607
Income taxes paid	$94,605	$120,176
Non-cash investing and financing activities
Capital lease obligations incurred	$13,133	$10,925

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Year-to-date period ended July 1, 2012
	Shares (in thousands)	Dollars (in thousands)
Common shares
Balance at beginning of period	157,815	$447,558
Repurchase of common shares (note 10)	(2,627)	(7,459)

Balance at end of period	155,188	$440,099

Common shares held in Trust
Balance at beginning of period	(277)	$(10,136)
Purchased during the period	(112)	(6,139)
Disbursed from Trust during the period	18	670

Balance at end of period	(371)	$(15,605)

Contributed surplus
Balance at beginning of period		$6,375
Stock-based compensation		4,771

Balance at end of period		$11,147

Retained earnings
Balance at beginning of period		$836,968
Net income attributable to Tim Hortons Inc.		196,846
Dividends		(65,661)
Stock-based compensation		0
Repurchase of common shares—excess of stated value		(129,050)

Balance at end of period		$839,103

Accumulated other comprehensive loss
Balance at beginning of period		$(128,217)
Other comprehensive (loss) income		(1,880)

Balance at end of period		$(130,097)

Total equity of Tim Hortons Inc.		$1,144,647

Noncontrolling interests
Balance at beginning of period		$1,885
Net income attributable to noncontrolling interests		2,370
Distributions, net		(1,759)

Balance at end of period		$2,496

Total equity	154,817	$1,147,143

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the CBCA. References herein to “Tim Hortons,” or the “Company” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

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

The following table outlines the Company’s systemwide restaurant counts and activity.

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Systemwide Restaurant Count
Franchised restaurants in operation—beginning of period	4,019	3,766	3,996	3,730
Restaurants opened	38	34	68	76
Restaurants closed	(10)	(5)	(12)	(15)
Net transfers within the franchised system	3	(6)	(2)	(2)

Franchised restaurants in operation—end of period	4,050	3,789	4,050	3,789
Company-operated restaurants	21	22	21	22

Total systemwide restaurants—end of period(1)	4,071	3,811	4,071	3,811

% of restaurants franchised—end of period	99.5%	99.4%	99.5%	99.4%

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

Excluded from the above systemwide restaurant count table are 243 and 260 primarily licensed locations in the Republic of Ireland and the United Kingdom as at July 1, 2012 and July 3, 2011, respectively.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at July 1, 2012 and January 1, 2012, and the condensed consolidated results of operations, comprehensive income and cash flows for the second quarters ended July 1, 2012 and July 3, 2011. All of these financial statements are unaudited. These Condensed Consolidated Financial Statements should be read in conjunction with the 2011 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the SEC and the CSA on February 28, 2012. The January 1, 2012 Condensed Consolidated Balance Sheet was derived from the audited 2011 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Accounting changes – new accounting standards

Effective January 2, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The adoption of this ASU has been reflected in the Company’s related financial disclosures (see note 7).

NOTE 2 INCOME TAXES

The effective income tax rate for the second quarter ended July 1, 2012 was 27.6%, compared to 29.4% for the second quarter ended July 3, 2011. The effective income tax rate for the year-to-date periods ended July 1, 2012 and July 3, 2011 was 27.6% and 29.3%, respectively. The effective tax rate was favourably impacted primarily by the benefit associated with Canadian statutory rate reductions.

The Canada Revenue Agency (“CRA”) continues to conduct its general examination of the Company and various subsidiaries for 2007 and subsequent taxation years. The CRA has extended its examination in respect of certain international issues related to transfer pricing for taxation years 2005 through to 2010. Submissions by the Company are anticipated to be delivered throughout the year to clarify certain assumptions that the CRA is making in its examination. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

NOTE 3 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income attributable to Tim Hortons Inc.	$108,067	$95,549	$196,846	$176,228

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	155,351	163,448	155,589	165,555
Dilutive impact of RSUs(1)	317	264	311	254
Dilutive impact of stock options with tandem SARs(2)	327	249	307	205

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	155,995	163,961	156,207	166,014

Basic earnings per common share attributable to Tim Hortons Inc.	$0.70	$0.58	$1.27	$1.06

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.69	$0.58	$1.26	$1.06

(1)	Restricted stock units (“RSUs”).
(2)	Stock appreciation rights (“SARs”).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4 NOTES RECEIVABLE, NET

	As at
	July 1, 2012			January 1, 2012
Portfolio Segment	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
FIPs (1)	$22,467	$(16,294)	$6,173	$24,756	$(16,219)	$8,537
Other (3)	5,639	0	5,639	6,765	0	6,765

Notes receivable	$28,106	$(16,294)	11,812	$31,521	$(16,219)	15,302

Allowance			(1,660)			(2,001)

Notes receivable, net			10,152			13,301

Current portion, net			(7,990)			(10,144)

Long-term portion, net, discounted			$2,162			$3,157

	As at
	July 1, 2012			January 1, 2012
Class and Aging	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
Current status (FIPs and other)	$8,172	$(2,593)	$5,579	$10,471	$(3,121)	$7,350
Past due status < 90 days (FIPs)	1,237	(906)	331	1,276	(686)	590
Past due status > 90 days (FIPs)	18,697	(12,795)	5,902	19,774	(12,412)	7,362

Notes receivable	$28,106	$(16,294)	$11,812	$31,521	$(16,219)	$15,302

(1)	Franchise incentive program (“FIP”).
(2)	Variable interest entities (“VIEs”) (see note 12).
(3)	Other notes receivable relate primarily to various equipment and other financing programs and a note issued in 2009 to a vendor to finance a property sale.

NOTE 5 INVENTORIES AND OTHER, NET

	As at
	July 1, 2012	January 1, 2012
Raw materials	$44,928	$49,450
Finished goods	74,318	77,440

	119,246	126,890
Inventory obsolescence provision	(501)	(844)

Inventories, net	118,745	126,046
Prepaids and other	11,805	10,953

Inventories and other, net	$130,550	$136,999

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6 ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER, AND OTHER LONG–TERM LIABILITIES

Accounts payable

	As at
	July 1, 2012	January 1, 2012
Trade payables	$133,112	$145,985
Construction holdbacks and accruals	18,807	31,933

Accounts payable	$151,919	$177,918

Accrued liabilities, other

	As at
	July 1, 2012	January 1, 2012
Tim Card obligations to guests	$91,980	$125,316
Contingent rent expense accrual	10,516	12,698
Deferred revenue	9,024	8,847
Deferred supply contract liability	7,929	8,335
Other accrued current liabilities(1)	17,862	24,119

Accrued liabilities, other	$137,311	$179,315

(1)	Includes deposits, and various equipment and other accruals.

Other long-term liabilities

	As at
	July 1, 2012	January 1, 2012
Deferred supply contract liability	$19,519	$23,281
Accrued rent leveling liability	29,416	29,564
Uncertain tax position liability	32,448	30,531
Stock-based compensation liabilities	23,396	19,861
Other accrued long-term liabilities (1)	16,017	17,733

Other long-term liabilities	$120,796	$120,970

(1)	Includes deferred revenues and various other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7 FAIR VALUES

Financial assets and liabilities measured at fair value

	As at
	July 1, 2012			January 1, 2012
	Notional value	Fair value hierarchy	Fair value asset (liability)	Notional value	Fair value hierarchy	Fair value asset (liability)
Forward currency contracts	$209,737	Level 2	$117	$196,412	Level 2	$4,759
TRS(1)	$41,403	Level 2	$12,698	$30,591	Level 2	$9,286

Total derivatives	$251,140		$12,815	$227,003		$14,045

(1)	Total Return Swaps (“TRS”).

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

Other financial assets and liabilities not measured at fair value

The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recorded at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	July 1, 2012			January 1, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Cash and cash equivalents(1)	Level 1	$57,733	$57,733	Level 1	$126,497	$126,497
Restricted cash and cash equivalents(1)	Level 1	87,292	87,292	Level 1	130,613	130,613
Bearer deposit notes(2)	Level 2	41,403	41,403	Level 2	30,591	30,591
Notes receivable, net(3)	Level 3	10,152	10,152	Level 3	13,301	13,301
Senior unsecured notes, series 1(4)	Level 2	(326,052)	(301,719)	Level 2	(325,308)	(301,893)
Advertising Fund debt(5)	Level 2	(42,500)	(42,500)	Level 2	(9,929)	(9,929)
Other debt(6)	Level 3	(109,014)	(54,818)	Level 3	(102,114)	(52,305)

(1)	The carrying values of these financial assets approximate fair values due to the short-term nature of these investments.
(2)

The Company holds these notes as collateral to reduce the carrying costs of the TRS (see note 8). The interest rate on these notes resets every 90 days, therefore, the carrying values of these notes approximate their fair values. These notes are included in Other assets on the Condensed Consolidated Balance Sheet.

(3)	Management estimated the fair value based on the current value of the underlying business and collateral.
(4)	The fair value of the bond is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg LP.
(5)

The Advertising fund debt consists of a balance on its revolving credit facility withdrawn as bankers acceptances with maturities up to 180 days. The carrying value approximates fair value due to the short term nature of these borrowings. The Advertising fund debt is included in Advertising fund liabilities on the Condensed Consolidated Balance Sheet.

(6)

Management estimated the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, by discounting future cash flows using a company risk adjusted rate, over the remaining term of the debt.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 DERIVATIVES

	As at
	July 1, 2012			January 1, 2012
	Notional value	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$184,693	$172	Accounts receivable, net	$175,566	$3,855	Accounts receivable, net
Derivatives not designated as hedging instruments
TRS(2)	$41,403	$12,698	Other assets	$30,591	$9,286	Other assets
Forward currency contracts(3)	25,044	(55)	Accounts payable, net	20,846	904	Accounts receivable, net

	$251,140	$12,815		$227,003	$14,045

(1)	Maturities as at July 1, 2012 range between July 2012 and June 2013.
(2)	Maturities as at July 1, 2012 of May 2015, May 2016, May 2017, May 2018 and May 2019.
(3)

Maturities as at July 1, 2012 range between July 2012 and April 2013. Includes a fair value hedge and certain cash flow hedges where the underlying transactions are not expected to occur as originally forecast, and therefore ceased to qualify as highly effective cash flow hedges.

		Second quarter ended July 1, 2012			Second quarter ended July 3, 2011
Derivatives designated as cash flow hedging instruments(3)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)
Forward currency contracts	Cost of sales	$2,114	$(973)	$1,141	$(2,337)	$2,796	$459
Interest rate forwards(2)	Interest (expense)	0	173	173	0	173	173

Total		2,114	(800)	1,314	(2,337)	2,969	632
Income tax effect	Income taxes	(545)	211	(334)	660	(833)	(173)

Net of income taxes		$1,569	$(589)	$980	$(1,677)	$2,136	$459

		Year-to-date period ended July 1, 2012			Year-to-date period ended July 3, 2011
Derivatives designated as cash flow hedging instruments(3)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)
Forward currency contracts	Cost of sales	$(1,389)	$(2,294)	$(3,683)	$(8,898)	$5,220	$(3,678)
Interest rate forwards(2)	Interest (expense)	0	346	346	0	346	346

Total		(1,389)	(1,948)	(3,337)	(8,898)	5,566	(3,332)
Income tax effect	Income taxes	441	510	951	2,424	(1,561)	863

Net of income taxes		$(948)	$(1,438)	$(2,386)	$(6,474)	$4,005	$(2,469)

(1)	Other comprehensive income (“OCI”).
(2)	The Company entered into and settled interest rate forwards in 2010 relating to the Company’s outstanding term debt.
(3)	Excludes amounts related to ineffectiveness, as they were not significant.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments resulted in a net gain of less than $0.1 million and $2.2 million in the second quarters ended July 1, 2012 and July 3, 2011, respectively ($2.5 million and $3.4 million for the year-to-date periods ended July 1, 2012 and July 3, 2011, respectively).

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

While the Court found in favour of the Company on all claims, the plaintiffs have filed a Notice of Appeal with respect to the claims for breach of contract, breach of the duty of good faith and fair dealing, price maintenance and waiver of tort. In the plaintiffs more recent court filings, they have narrowed their appeal to include only breach of contract and breach of duty of good faith and fair dealing. The Company will continue to vigorously defend against the plaintiffs’ claim. A hearing on the appeal will be held in the fourth quarter of 2012. If all potential appeals were determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial, and that the plaintiffs’ claims are without merit and will not be successful. However, if the matters were determined adversely to the Company at trial, and that determination was upheld by final order after all appeals, it is possible that the claims could have a material adverse impact on the Company’s financial statements.

In addition, the Company is party to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of any outstanding legal proceedings based on the amounts that are determined by the Company to be reasonably probable and estimable are not significant and are included in Accounts payable on the Condensed Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial statements.

NOTE 10 COMMON SHARES

Share repurchase programs

On February 23, 2012, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares. The Company’s common shares have been or will be purchased under the 2012 Program through a combination of 10b5-1 automatic trading plan purchases, private agreements with an arm’s length third party seller, and/or purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases have been or will be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. The 2012 Program commenced on March 5, 2012 and is due to terminate on March 4, 2013, or earlier if the $200.0 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar amount of shares that may be repurchased under the 2012 Program.

In the year-to-date period ended July 1, 2012, the Company purchased and cancelled approximately 2.6 million common shares under the Company’s 2012 and 2011 repurchase program for a total cost of approximately $136.5 million, of which $7.5 million reduced the stated value of common shares and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

In the year-to-date period ended July 3, 2011, the Company purchased and cancelled approximately 9.2 million common shares for a total cost of approximately $401.9 million under the Company’s 2010 and 2011 repurchase programs, of which $26.2 million reduced the stated value of common shares, and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11 STOCK-BASED COMPENSATION

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
RSUs	$3,132	$1,733	$5,790	$3,455
Stock options and tandem SARs	1,305	4,092	5,050	6,400
DSUs(1)	251	677	1,029	1,307

Total stock-based compensation expense(2)	$4,688	$6,502	$11,869	$11,162

(1)	Deferred share units (“DSUs”).
(2)	Included in General and administrative expenses on the Condensed Consolidated Statement of Operations.

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs. The Company recognized gains relating to the TRS of $0.2 million and $2.2 million in the second quarters ended July 1, 2012 and July 3, 2011, respectively (gain of $3.4 million and $3.6 million in year-to-date 2012 and 2011, respectively). These gains are recorded as a reduction to General and administrative expenses on the Condensed Consolidated Statement of Operations.

The Company’s Human Resource and Compensation Committee (“HRCC”) approves all stock-based compensation awards. All awards granted in May 2012 were granted under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by shareholders at the annual and special meeting of shareholders, held on May 10, 2012. The accounting policies under the 2012 Plan are consistent with those under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”).

Details of stock-based compensation grants and settlements are set forth below.

Deferred share units

Approximately 8,100 and 12,300 DSUs were granted during the year-to-date periods of 2012 and 2011, respectively, at a fair market value of $53.78 and $43.91, respectively. There were approximately 9,400 DSUs settled during the second quarter and year-to-date periods of 2012 (nil for second quarter and year-to-date periods for 2011).

Restricted stock units

Awards of 35,000 and 154,000 RSUs with dividend equivalent rights were granted in February 2012 and May 2012, respectively. The fair market value of each RSU awarded as part of these grants (the closing price of the Company’s common shares traded on the TSX on the business day preceding the grants) was $52.85 and $54.95, respectively.

Activity for RSUs granted to employees under the Company’s 2006 Plan and the 2012 Plan (collectively the “Plans”) for the periods are set forth below:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance at January 2, 2011	293	$32.83

Granted	165	$45.76
Dividend equivalent rights	5	45.53
Vested and settled	(138)	30.24
Forfeited	(19)	36.69

Balance at January 1, 2012	306	$40.91

Granted	189	$54.60
Dividend equivalent rights	2	53.74
Vested and settled	(41)	40.45
Forfeited	(15)	43.01

Balance at July 1, 2012	441	$46.78

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

In the second quarter ended July 1, 2012, the Company funded the TDL RSU Employee Benefit Plan Trust (the “Trust”), which, in turn, purchased approximately 112,000 common shares for $6.2 million (61,000 common shares for $2.8 million in second quarter of 2011).

RSUs that vested during the second quarter of 2012 and 2011 were settled with the participants in the following manner:

	Restricted Stock Unit	Restricted Stock Unit Settlement, net of tax
	(gross settlement)	Units	Amount
	(in thousands)
2011
Settled with common shares from the Trust	45	24	$833
Settled by an open market purchase	9	6	262

Total restricted stock settlement	54	30	$1,095

2012
Settled with common shares from the Trust	34	18	$670
Settled by an open market purchase	7	5	250

Total restricted stock settlement	41	23	$920

Stock options and tandem SARs

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance at January 2, 2011	1,086	$31.87

Granted	339	45.76
Exercised	(224)	30.56
Forfeited	(19)	35.10

Balance at January 1, 2012	1,182	$36.05

Granted	249	54.95
Exercised	(96)	33.31
Forfeited	(30)	38.16

Balance at July 1, 2012	1,305	$39.81

A total of 96,000 vested SARs were exercised and cash-settled, net of applicable withholding taxes for $1.5 million, in the year-to-date period ended July 1, 2012 (74,000 year-to-date 2011 for $0.8 million). The associated options were cancelled.

The fair value of outstanding stock options with tandem SARs was determined at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

	As at
	July 1, 2012	January 1, 2012
Expected share price volatility	15% – 22%	16% – 22%
Risk-free interest rate	1.0% – 1.2%	1.0% – 1.1%
Expected life	1.4 – 4.4 years	1.7 – 3.9 years
Expected dividend yield	1.6%	1.4%
Closing share price(1)	$53.67	$49.36

(1)	As quoted on the TSX.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company has consolidated 312 and 309 non-owned restaurants as at July 1, 2012 and January 1, 2012, respectively, or approximately 7.7% of the Company’s total systemwide restaurants during both of these periods. On average, a total of 309 and 258 non-owned restaurants were consolidated during the second quarter of 2012 and 2011, respectively (307 and 257 year-to-date 2012 and 2011, respectively).

Advertising Funds

The Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”). To finance the Expanded Menu Board Program, a $95.8 million revolving credit facility was entered into in 2011. The facility is collateralized only by the Ad Fund’s assets. The Ad Fund had borrowings of $42.5 million and $9.9 million outstanding on this facility as at July 1, 2012 and January 1, 2012, respectively. Ad Fund borrowings are reflected in Advertising fund liabilities on the Condensed Consolidated Balance Sheet and Other financing activities on the Condensed Consolidated Statement of Cash Flows. These funds have been used to purchase related equipment of $35.2 million cumulatively since 2011. In year-to-date 2012, $30.8 million of capital expenditures is reflected in Capital expenditures on the Condensed Consolidated Statement of Cash Flows. The advertising levies, depreciation and interest costs associated with the Expanded Menu Board Program are presented on a gross basis on the Condensed Consolidated Statement of Operations.

Company contributions to the Canadian and U.S. advertising funds consisted of the following:

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Company contributions	$2,718	$2,463	$5,321	$4,834
Contributions from consolidated non-owned restaurants	3,167	2,506	6,064	4,749

Total Company contributions	$5,885	$4,969	$11,385	$9,583

These advertising funds spent approximately $47.9 million and $52.0 million in the second quarters of 2012 and 2011, respectively ($121.8 million and $112.2 million year-to-date 2012 and 2011, respectively).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The revenues and expenses associated with the Company’s consolidated Non-owned Restaurant VIEs and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Second quarter ended
	July 1, 2012			July 3, 2011
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$85,459	$0	$85,459	$67,672	$0	$67,672
Advertising levies (2)	0	1,056	1,056	0	158	158

Total revenues	85,459	1,056	86,515	67,672	158	67,830
Cost of sales (1)	84,066	0	84,066	66,615	0	66,523
Operating expenses (2)	0	677	677	0	158	158

Operating income	1,393	379	1,772	1,057	0	1,149
Interest expense	0	379	379	0	0	92

Income before taxes	1,393	0	1,393	1,057	0	1,057
Income taxes	223	0	223	166	0	166

Net income attributable to noncontrolling interests	$1,170	$0	$1,170	$891	$0	$891

	Year-to-date period ended
	July 1, 2012			July 3, 2011
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$163,473	$0	$163,473	$128,142	$0	$128,142
Advertising levies (2)	0	1,543	1,543	0	343	343

Total revenues	163,473	1,543	165,016	128,142	343	128,485
Cost of sales (1)	160,654	0	160,654	126,217	0	126,103
Operating expenses (2)	0	1,062	1,062	0	343	343

Operating income	2,819	481	3,300	1,925	0	2,039
Interest expense	0	481	481	0	0	114

Income before taxes	2,819	0	2,819	1,925	0	1,925
Income taxes	449	0	449	299	0	299

Net income attributable to noncontrolling interests	$2,370	$0	$2,370	$1,626	$0	$1,626

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.
(2)

Generally, the advertising levies that are not related to the Expanded Menu Board Program are netted with advertising and marketing expenses incurred by the advertising funds in operating expenses, as these contributions are designated for specific purposes. The Company acts as an agent with regard to these contributions.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The assets and liabilities associated with the Company’s consolidated Non-owned Restaurant VIEs and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	July 1, 2012		January 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$10,393	$0	$11,186	$0
Advertising fund restricted assets—current	0	29,325	0	37,765
Other current assets(1)	5,927	0	6,142	0
Property and equipment, net	20,128	47,813	19,492	20,814
Other long-term assets	448	2,535	312	2,850

Total assets	$36,896	$79,673	$37,132	$61,429

Notes payable to the Company—current (1)	$15,607	$0	$15,370	$0
Advertising fund liabilities—current (2)	0	78,103	0	59,420
Other current liabilities(1)	14,062	264	15,062	265
Notes payable to the Company—long-term (1)	687	0	849	0
Advertising fund liabilities—long-term	0	345	0	463
Other long-term liabilities	4,044	961	3,966	1,281

Total liabilities	34,400	79,673	35,247	61,429

Equity	2,496	0	1,885	0

Total liabilities and equity	$36,896	$79,673	$37,132	$61,429

(1)

Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

(2)	Includes $42.5 million and $9.9 million of borrowings drawn upon the revolving credit facilities as at July 1, 2012 and January 1, 2012, respectively.

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

Trust

In connection with RSUs granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The cost of the shares held by the Trust of $15.6 million and $10.1 million as at July 1, 2012 and January 1, 2012, respectively (see note 11), are presented as a reduction in outstanding common shares on the Condensed Consolidated Balance Sheet.

VIEs for which the Company is not the primary beneficiary

These VIEs are primarily real estate ventures, the most significant being the TIMWEN Partnership. The Company does not consolidate these entities as control is considered to be shared by both Tim Hortons and the other joint owner(s).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13 SEGMENT REPORTING

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues(1)
Canada	$655,849	$598,858	$1,260,103	$1,146,231
U.S.	43,217	36,072	81,746	71,531

Total reportable segments	699,066	634,930	1,341,849	1,217,762
VIEs	86,515	67,830	165,016	128,485

Total	$785,581	$702,760	$1,506,865	$1,346,247

Operating Income
Canada	$164,563	$156,428	$305,050	$287,957
U.S.	5,617	4,008	8,827	6,619

Total reportable segments	170,180	160,436	313,877	294,576
VIEs	1,772	1,149	3,300	2,039
Corporate charges(2)	(13,113)	(18,367)	(26,715)	(32,794)

Consolidated Operating Income	158,839	143,218	290,462	263,821
Interest, Net	(7,927)	(6,576)	(15,114)	(12,276)

Income before income taxes	$150,912	$136,642	$275,348	$251,545

Capital Expenditures
Canada(3)	$38,478	$24,254	$78,769	$54,375
U.S.	10,697	4,533	18,689	9,039

Total	$49,175	$28,787	$97,458	$63,414

(1)	There are no inter-segment revenues included in the table above.
(2)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the net operating results from the Company’s GCC, Republic of Ireland and United Kingdom international operations, which continue to be managed corporately.

(3)

The second quarter of 2012 includes $16.8 million of capital spending by the Ad Fund ($30.8 million year-to-date 2012), related to the Expanded Menu Board Program (second quarter and year-to-date 2011: nil).

Consolidated Sales and Cost of Sales consisted of the following:

	Second quarter ended		Year-to-date period ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sales
Distribution sales	$471,274	$422,471	$911,002	$812,304
Company-operated restaurant sales	7,039	7,915	12,599	12,089
Sales from VIEs	85,459	67,672	163,473	128,142

Total Sales	$563,772	$498,058	$1,087,074	$952,535

Cost of sales
Distribution cost of sales	$410,624	$367,577	$801,077	$711,897
Company-operated restaurant cost of sales	7,697	7,544	13,777	12,033
Cost of sales from VIEs	74,979	58,930	143,871	112,453

Total Cost of sales	$493,300	$434,051	$958,725	$836,383

NOTE 14 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU are intended to enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP; or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the potential impact, if any, the adoption of this ASU may have on its Condensed Consolidated Financial Statements and related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2011 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended January 1, 2012 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 28, 2012, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended July 1, 2012 filed with the SEC and the CSA on August 9, 2012. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

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

Description of Business

We franchise Tim Hortons restaurants primarily in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants, which generates a recurring stream of rental income. As of July 1, 2012, we leased or owned the real estate for approximately 83% of our full-serve system restaurants in North America. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, full-serve kiosks in offices, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas and convenience locations, grocery stores and for our international locations. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our 5 distribution centres, and, in some cases, through third-party distributors. In addition to dry goods, we also supply frozen and some refrigerated products from our Guelph and Kingston distribution facilities to approximately 62% of our Canadian restaurants, namely those located in Ontario and Quebec. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration model, we also operate 2 coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Executive Overview

Systemwide sales grew 6.0% in the second quarter of 2012, driven by new restaurant development in both Canada and the U.S. and by continued same-store sales growth of 1.8% in Canada and 4.9% in the U.S. In the first half of 2012, systemwide sales grew by 7.6%, led by new restaurant development and same-store sales growth of 3.4% in Canada and 6.6% in the U.S. We also continued to grow total systemwide transactions in both Canada and the U.S. during the second quarter and first half of 2012.

Same-store sales growth in Canada during the second quarter of 2012 was driven by a higher average cheque due primarily to favourable product mix. Our product mix continued to benefit from our hot espresso and latte beverages, and the new hot beverage cup sizing including the 24-ounce cup, all of which were introduced in the first quarter. In addition, product mix benefited from strength in our breakfast category with the extension of our breakfast hours from 11 a.m. to noon across Canada. We believe our growth was negatively impacted in the second quarter of 2012 by the continued challenging economic climate and persistently high unemployment levels relative to pre-recessionary rates. These factors can impact consumer discretionary spending. We experienced a slight decline in same-store transactions in Canada, due in part, we believe, to these continued economic pressures, which may have impacted guest frequency.

For the first half of 2012, same-store sales growth in Canada was driven primarily by a higher average cheque, due to both favourable product mix and pricing. In addition to the factors noted above, same-store sales growth was favourably impacted by unseasonably warm weather across most of Canada in the first quarter of 2012, which resulted in the acceleration of sales in our specialty cold drinks early in the year, some of which have higher price points.

In the U.S., same-store sales growth benefited from a higher average cheque which was driven by a combination of pricing and favourable product mix. Our Panini sandwiches, which we promoted, continued to prove popular with our guests during the quarter. In addition, our specialty bagels and specialty cold drink category, including our new espresso-based iced beverages, contributed favourably to our product mix. We also experienced a slight increase in same-store transactions in the U.S. during the second quarter of 2012.

For the first half of 2012, same-store sales growth in the U.S. was driven by the same factors noted above, but was also favourably impacted by unseasonably warm weather in most of our U.S. markets in the first quarter of 2012, which drove growth in our specialty cold beverages earlier in the year.

The economic environment in both Canada and the U.S. remained volatile, and continued uncertainty appears to be impacting consumer confidence and likely had a moderating effect on the rate of our same-store sales growth in the second quarter, which has carried through into July. In both Canada and the U.S., we will continue to expand our menu with new prepared food and premium drink offerings throughout 2012. We will also maintain our focus on hospitality, speed of service and convenience so that we are reliable and relevant to our guests as we continue to reinforce our quality products at a reasonable price positioning.

Operating income increased 10.9% to $158.8 million in the second quarter of 2012 compared to $143.2 million in the second quarter of 2011. This growth was driven primarily by systemwide sales growth in both Canada and the U.S., resulting in both higher rents and royalties and distribution income. In addition, lower general and administrative expenses were incurred, due primarily to a $6.3 million charge in the second quarter of 2011 related to the separation agreement with our previous CEO (“CEO Separation Agreement”), which increased operating income growth in the second quarter of 2012 by approximately 4.6%. Partially offsetting this decline in general and administrative expenses were higher salaries and benefits and higher professional fees in 2012. We also had a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain in the second quarter of 2011, which negatively impacted operating income growth on a year-over-year basis.

Year-to-date, operating income was $290.5 million in 2012 compared to $263.8 million in 2011, increasing $26.6 million or 10.1%. In addition to the factors noted above, operating income growth was partially offset by lower franchise fee income and resource investments that we made at our replacement distribution centre in Kingston, Ontario to optimize service levels to our restaurants as we transitioned the facility.

Net income attributable to Tim Hortons Inc. increased $12.5 million, or 13.1%, to $108.1 million in the second quarter of 2012, and increased $20.6 million, or 11.7%, to $196.8 million in the first half of 2012. The primary factors driving the increase in both periods was higher operating income, as noted above, and a lower effective tax rate on these earnings, partially offset by higher net interest expense.

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased 18.9% to $0.69 in the second quarter of 2012, compared to $0.58 in the second quarter of 2011. In addition to higher net income attributable to Tim Hortons Inc., our EPS growth continued to benefit from the positive, cumulative impact of our share repurchase programs. On average, we had approximately 156.0 million fully diluted common shares outstanding during the second quarter of 2012, which was, on average, approximately 8.0 million, or 4.9%, fewer fully diluted common shares outstanding than in the second quarter of 2011. For the first half of 2012, EPS increased 18.7% to $1.26 compared to $1.06 in the first half of 2011. Our share repurchase program was a strong contributor to EPS growth in the year-to-date period as well. The CEO Separation Agreement in 2011 reduced EPS by approximately $0.03 per share in both the second quarter and first half of 2011.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date period ended
($ in millions, except per share data)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Systemwide sales growth(1)	6.0%	7.2%	7.6%	6.1%
Same-store sales growth
Canada	1.8%	3.8%	3.4%	2.9%
U.S.	4.9%	6.6%	6.6%	5.7%
Systemwide restaurants	4,071	3,811	4,071	3,811
Revenues	$785.6	$702.8	$1,506.9	$1,346.2
Operating income	$158.8	$143.2	$290.5	$263.8
Net income attributable to Tim Hortons Inc.	$108.1	$95.5	$196.8	$176.2
Diluted EPS	$0.69	$0.58	$1.26	$1.06
Weighted average number of common shares outstanding—Diluted (in millions)	156.0	164.0	156.2	166.0

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 6.4% and 6.7% for the second quarters of 2012 and 2011, respectively (7.9% and 5.6% year-to-date 2012 and 2011, respectively).

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

Our financial results are driven by changes in systemwide sales, primarily in Canada and the U.S, with approximately 99.5% of our system franchised. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 307 and 257 non-owned restaurants, on average, for the first half of 2012 and 2011, respectively, whose results of operations are consolidated with ours pursuant to variable interest entity accounting rules. The amount of systemwide sales impacts our rental and royalties revenues, as well as our distribution revenues.

Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants) and are ultimately driven by consumer demand. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our other International and North American operations.

Same-Store Sales Growth

Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for thirteen or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, frequency of guest visits, expansion into, and enhancement of, broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same level of purchases at the new pricing.

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. During the second quarter of 2012, we promoted our cold beverage category, with a focus on our popular Iced Capp, our new frozen lemonade (Canada) and fruit smoothies (U.S.). In addition, we also promoted our lunch category, with lasagna casserole featured in Canada and our Tuscan Chicken Panini sandwich in the U.S. The combination of unseasonably warm spring in the second quarter of 2012, and our marketing and promotional activities focused on cold beverages during this period, including an introductory price point for small frozen lemonade for $1 (Canada) and promotional price points for a freshly brewed iced tea or a small iced coffee for $0.99 (U.S.), drove sales volumes in our cold drink category.

Other recent marketing and operational initiatives

We have reached a North American-wide agreement with Kraft Foods Inc. (“Kraft”) to enter the single-serve, on-demand coffee market, leveraging Tim Hortons premium coffee and Kraft’s Tassimo® system. Under the terms of the agreement, Tim Hortons premium-blend coffee, decaffeinated coffee, and lattes, in a single-serve format, will be sold in Tim Hortons restaurants in Canada and the U.S., and online, using the Tassimo T-Disc on-demand beverage platform. Tim Hortons and Kraft are planning to launch the new Tim Hortons single-serve T-Discs in time for the 2012 holiday season.

We also continue to make excellent progress on a number of initiatives in Canada. We have installed free Wi-Fi internet access at more than 1,100 of our Canadian restaurants in order to provide our guests with the added convenience of staying connected while visiting our restaurants and expect that approximately 2,000 restaurants in Canada will have free Wi-Fi by the end of 2012. We have also installed digital menu boards to enhance the overall guest experience inside approximately 60% of our restaurants during the first half of 2012 and expect installations to be completed in the fourth quarter of 2012. We will also continue to implement our enhanced drive-thru menu boards into 2013. In addition, we have recently broadened the roll-out of a grilling platform to our Canadian restaurants in preparation for our national launch of Panini sandwiches later in the second half of 2012. We also continue to implement the first stages of drive-thru double order stations as part of our capacity-building efforts. These initiatives support of our ‘More than a Great Brand’ strategic plan, which is designed to drive growth over the life of the plan through a range of strategies and initiatives.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the second quarters and year-to-date periods ended July 1, 2012 and July 3, 2011, respectively:

	Second quarter ended July 1, 2012			Second quarter ended July 3, 2011
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	19	—	19	23	1	24
Restaurants closed	(3)	(5)	(8)	(3)	(1)	(4)

Net change	16	(5)	11	20	0	20

U.S.
Restaurants opened	6	9	15	8	2	10
Restaurants closed	(1)	(1)	(2)	(1)	—	(1)

Net change	5	8	13	7	2	9

International (GCC)
Restaurants opened	5	—	5	—	—	—

Total Company
Restaurants opened	30	9	39	31	3	34
Restaurants closed	(4)	(6)	(10)	(4)	(1)	(5)

Net change	26	3	29	27	2	29

	Year-to-date period ended July 1, 2012			Year-to-date period ended July 3, 2011
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	40	1	41	52	3	55
Restaurants closed	(5)	(5)	(10)	(13)	(1)	(14)

Net change	35	(4)	31	39	2	41

U.S.
Restaurants opened	12	10	22	14	7	21
Restaurants closed	(1)	(1)	(2)	(1)	—	(1)

Net change	11	9	20	13	7	20

International (GCC)
Restaurants opened	6	—	6	—	—	—

Total Company
Restaurants opened	58	11	69	66	10	76
Restaurants closed	(6)	(6)	(12)	(14)	(1)	(15)

Net change	52	5	57	52	9	61

From the end of the second quarter of 2011 to the end of the second quarter of 2012, we opened 260 system restaurants, net of restaurant closures, including both full-serve and self-serve locations. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, permitting us to upgrade size and layout or add a drive-thru or when a restaurant performs below our expectations for an extended period of time. These closures typically occur at the end of a lease term or at the end of the useful life of the principal asset.

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

We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the Gulf Cooperation Council (“GCC”). The master license agreement with Apparel is primarily a royalty-based model that also includes an up-front license fee, franchise fees with the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital spending and real estate development to open restaurants, along with operations and marketing. As at July 1, 2012 we had 11 restaurants in the GCC.

In addition, we have exclusive development rights in Canada, and certain rights to use licenses within the U.S. to operate Cold Stone Creamery® ice cream and frozen confection retail outlets within Tim Hortons locations. As of July 1, 2012, we had 239 co-branded locations, including 139 co-branded locations in Tim Hortons restaurants in Canada and 100 co-branded locations in the U.S. (93 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations).

The following table shows our restaurant count, by restaurant type, in Canada, the U.S., and the GCC:

Systemwide Restaurant Count

	As at:
	July 1, 2012	January 1, 2012	July 3, 2011
Canada
Company-operated	11	10	16
Franchised—standard and non-standard	3,200	3,166	3,059
Franchised—self-serve kiosks	115	119	114

Total	3,326	3,295	3,189

% Franchised	99.7%	99.7%	99.5%
U.S.
Company-operated	10	8	6
Franchised—standard and non-standard	551	542	486
Franchised—self-serve kiosks	173	164	130

Total	734	714	622

% Franchised	98.6%	98.9%	99.0%
International (GCC)
Franchised—standard and non-standard	11	5	—

% Franchised	100.0%	100.0%	n/a
Total system
Company-operated	21	18	22
Franchised—standard and non-standard	3,762	3,713	3,545
Franchised—self-serve kiosks	288	283	244

Total	4,071	4,014	3,811

% Franchised	99.5%	99.6%	99.4%

Segment Operating Income

Systemwide sales and same-store sales growth are affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes the gross operating results of all manufacturing and distribution operations that are located in its respective geographic locations. We continue to manage the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of 243 branded, licensed self-serve kiosk locations at the end of the second quarter of 2012 (260 at the end of the second quarter 2011), corporately. In addition, our international operations now include our expansion into the GCC and consisted of 11 restaurants at the end of the second quarter of 2012 (nil at the end of the second quarter of 2011). Our expansion into the GCC is in its early stages and is also being managed corporately. As such, results from these operations, which are not currently significant, are included in Corporate charges in our segmented operating results. Corporate charges also include overhead costs that support all business segments. Our reportable segments exclude financial results of VIEs, reflective of the way our business is managed.

The following tables contain information about the operating income of our reportable segments:

	Second quarter ended				Change
	July 1, 2012	% of Revenues	July 3, 2011	% of Revenues	Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$164,563	20.9%	$156,428	22.3%	$8,135	5.2%
U.S.	5,617	0.8%	4,008	0.5%	1,609	40.1%

Reportable segment operating income	170,180	21.7%	160,436	22.8%	9,744	6.1%
VIEs	1,772	0.2%	1,149	0.2%	623	54.2%
Corporate charges	(13,113)	(1.7)%	(18,367)	(2.6)%	5,254	(28.6)%

Consolidated operating income	$158,839	20.2%	$143,218	20.4%	$15,621	10.9%

	Year-to-date period ended				Change
	July 1, 2012	% of Revenues	July 3, 2011	% of Revenues	Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$305,050	20.2%	$287,957	21.4%	$17,093	5.9%
U.S.	8,827	0.6%	6,619	0.5%	2,208	33.4%

Reportable segment operating income	313,877	20.8%	294,576	21.9%	19,301	6.6%
VIEs	3,300	0.2%	2,039	0.2%	1,261	61.8%
Corporate charges	(26,715)	(1.7)%	(32,794)	(2.4)%	6,079	(18.5)%

Consolidated operating income	$290,462	19.3%	$263,821	19.6%	$26,641	10.1%

Consolidated operating income increased by $15.6 million in the second quarter of 2012 and $26.6 million in the first half of 2012. Operating income growth was driven by continued growth in our Canadian and U.S. operating segments. In addition, lower corporate charges and higher VIE operating income also contributed to our operating income growth year-over-year.

Canada

Operating income increased $8.1 million, or 5.2%, in the second quarter of 2012 to $164.6 million. Systemwide sales growth of 5.3%, driven by incremental sales from the net addition of 137 new restaurants year-over-year and same-store sales growth of 1.8%, resulted in higher rents and royalties and distribution income, was the primary growth driver. Also contributing to growth year-over-year was favourable product mix in distribution. Partially offsetting these growth factors was a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain in the second quarter of 2011, which negatively impacted operating income growth versus the prior year. In addition, general and administration expenses increased due primarily to higher salaries and benefits required to support growth of the business. Total restaurant transactions continued to grow during the second quarter and first half of 2012 as a result of the addition of new restaurants.

Same-store sales growth in the second quarter of 2012 was driven by a higher average cheque, due primarily to favourable product mix. Our product mix continued to benefit from our hot espresso and latte beverages, and new hot beverage cup sizing, including the 24-ounce cup, all of which were introduced in the first quarter. In addition, product mix in the second quarter benefited from strength in our breakfast category with the extension of our breakfast hours from 11 a.m. to noon across Canada. Higher average cheque growth more than offset the slight decline in same-store transactions during the second quarter of 2012. We opened 19 restaurants and closed 8 in the second quarter of 2012, compared to opening 24 restaurants and closing 4 in the second quarter of 2011. We will continue to focus on improving speed of service, as we build incremental capacity at existing restaurants through a number of initiatives, and on increased convenience through the net addition of new restaurants in Canada for the remainder of 2012.

For the first half of 2012, operating income was $305.1 million compared to $288.0 million in the first half of 2011, increasing $17.1 million, or 5.9%. The same factors influencing growth rates in the second quarter were prevalent in the first half, with the exception that systemwide sales growth was stronger resulting in higher growth from rents and royalties and distribution income. On a year-to-date basis, the favourable timing of benefits and other costs was also a factor. Partially offsetting these additional growth factors were lower franchise fee income related primarily to timing of restaurant openings year-over-year and higher support costs, and resource investments made in the first quarter of 2012 to optimize service levels to our restaurants as we transition our replacement distribution centre in Kingston, Ontario. Canadian systemwide sales growth was 6.9% in the first half of 2012, driven by the net addition of restaurants and same-store sales growth of 3.4%. From a development perspective, we opened 41 restaurants and closed 10 in the first half of 2012 compared to opening 55 restaurants and closing 14 in the first half of 2011.

U.S.

Operating income grew by $1.6 million to $5.6 million in the second quarter of 2012, from $4.0 million in the second quarter of 2011. Higher systemwide sales, which resulted in higher rents and royalties and distribution income, were the primary growth drivers in the second quarter of 2012. A $0.7 million benefit associated primarily with the reversal of previously accrued closure costs upon the conclusion of activities related to our New England markets was also included in the second quarter of 2012. In addition, we had higher franchise fee income due to a higher number of sales. Partially offsetting operating income growth in the second quarter of 2012 was higher relief relating primarily to restaurants that have been open for less than 13 months, and higher general and administrative costs due to higher salaries and benefits required to support the growth of the business.

Systemwide sales grew 12.8% in the second quarter of 2012, driven by the net addition of 69 new full-serve restaurants year-over-year and continued same-store sales growth of 4.9%. Same-store sales growth benefited from a higher average cheque, which was driven by a combination of pricing and favourable product mix. Our Panini sandwiches continued to prove popular with our guests during the quarter. In addition, our specialty bagels and specialty cold drinks category, including our new iced espresso based beverages, contributed favourably to our product mix. We also experienced a slight increase in transactions in the U.S. during the second quarter of 2012. We opened 15 restaurants and closed 2 in the U.S. in the second quarter of 2012 (including the net addition of 8 self-serve kiosks), compared to 10 openings and 1 closure (including the net addition of 2 self-serve kiosks) in the second quarter of 2011.

For the first half of 2012, operating income was $8.8 million compared to $6.6 million in the first half of 2011, increasing $2.2 million, or 33.4%. The same factors influencing growth rates in the second quarter were prevalent in the first half, with the exception that systemwide sales growth was stronger resulting in higher growth from rents and royalties and distribution income, and we had higher manufacturing income. Systemwide sales growth was 14.3% in the first half of 2012, driven by the net addition of restaurants and continued same-store sales growth of 6.6%. We opened 22 restaurants and closed 2 in the first half of 2012 (including the net addition of 9 self-serve kiosks) compared to opening 21 restaurants and closing 1 in the first half of 2011 (including the net addition of 7 self-serve kiosks).

Variable interest entities (“VIEs”)

Operating income for VIEs pertains primarily to the non-owned entities that operate restaurants where we may own the equipment in addition to controlling the real estate, and for accounting purposes, we are deemed to be the primary beneficiary (“Non-owned Restaurants”). Beginning in 2012, operating income also includes advertising levies and depreciation associated with the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”) as the Ad Fund retains ownership and controls this equipment. Generally, the advertising levies and advertising and marketing expenses incurred by our advertising funds that are not related to the Expanded Menu Board Program continue to be netted in operating expenses as the Company acts as an agent with regard to these contributions.

In the second quarter of 2012, the operating income for VIEs was $1.8 million, including $0.4 million associated with the Ad Fund. Comparatively, operating income was $1.1 million in the second quarter of 2011. We consolidated 309 and 258 Non-owned Restaurants, on average, in the second quarters of 2012 and 2011, respectively. In the first half of 2012, operating income was $3.3 million (including $0.5 million from the Ad Fund) compared to $2.0 million in the first half of 2011. We consolidated, on average, 307 and 257 Non-owned Restaurants in the first half of 2012 and 2011, respectively.

The increase in Non-owned Restaurants consolidated as VIEs year-over-year relates primarily to an increase in restaurant openings under operator agreements, principally in the U.S., which require minimal up-front capital from the restaurant owner. Operating income related to our VIEs depends largely on the number of Non-owned Restaurants consolidated, but also varies depending on the size, type, same-store sales growth and, ultimately, average unit volumes and financial results of the restaurants. The consolidation of VIEs also has the effect of reducing overall operating margins as a percentage of revenues, given the nature of the entities consolidated.

Corporate charges

Corporate charges were $13.1 million in the second quarter of 2012 and $26.7 million in first half of 2012. Comparatively, corporate charges were $18.4 million and $32.8 million in the second quarter and first half of 2011, respectively. The primary factor contributing to lower Corporate charges in both the second quarter and first half of 2012 was a $6.3 million charge in the second quarter of 2011 related to the CEO Separation Agreement. Partially offsetting this impact in the second quarter of 2012 were higher professional fees. In the first half of 2012 we also had higher stock-based compensation expenses, due in part to an equity grant in February 2012.

Results of Operations

Below is a summary of comparative results of operations and is followed by a more detailed discussion of results for the second quarter and year-to-date periods of 2012, as compared to the second quarter and year-to-date periods of 2011:

	Second quarter ended				Change (1)
	July 1, 2012	% of Revenues	July 3, 2011	% of Revenues	Dollars	Percentage
	($’s in thousands)
Revenues
Sales	$563,772	71.8%	$498,058	70.9%	$65,714	13.2%
Franchise revenues
Rents and royalties (2)	198,973	25.3%	185,389	26.4%	13,584	7.3%
Franchise fees	22,836	2.9%	19,313	2.7%	3,523	18.2%

	221,809	28.2%	204,702	29.1%	17,107	8.4%

Total revenues	785,581	100.0%	702,760	100.0%	82,821	11.8%

Costs and expenses
Cost of sales	493,300	62.8%	434,051	61.8%	59,249	13.7%
Operating expenses	73,068	9.3%	65,102	9.3%	7,966	12.2%
Franchise fee costs	24,794	3.2%	20,419	2.9%	4,375	21.4%
General and administrative expenses	40,395	5.1%	43,969	6.3%	(3,574)	(8.1)%
Equity (income)	(3,859)	(0.5)%	(3,820)	(0.5)%	(39)	1.0%
Other (income), net	(956)	(0.1)%	(179)	—%	(777)	n/m

Total costs and expenses, net	626,742	79.8%	559,542	79.6%	67,200	12.0%

Operating income	158,839	20.2%	143,218	20.4%	15,621	10.9%
Interest (expense)	(8,650)	(1.1)%	(7,427)	(1.1)%	(1,223)	16.5%
Interest income	723	0.1%	851	0.1%	(128)	(15.0)%

Income before income taxes	150,912	19.2%	136,642	19.4%	14,270	10.4%
Income taxes	41,675	5.3%	40,202	5.7%	1,473	3.7%

Net income	109,237	13.9%	96,440	13.7%	12,797	13.3%
Net income attributable to noncontrolling interests	1,170	0.1%	891	0.1%	279	31.3%

Net income attributable to Tim Hortons Inc.	$108,067	13.8%	$95,549	13.6%	$12,518	13.1%

n/m	Not meaningful
(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the second quarter of 2012.

(2)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; (ii) advertising levies of $1.1 million and $0.2 million in 2012 and 2011, respectively, associated with the Ad Fund (see note 12 to the Condensed Consolidated Financial Statements); and (iii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 309 and 258 Non-Owned Restaurants, on average, in the second quarter of 2012 and 2011, respectively, whose results of operations are consolidated with ours pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Q2 2012	Q2 2011
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$1,504,083	$1,426,466
U.S. (U.S. dollars)	$133,120	$118,311

	Year-to-date period ended				Change (1)
	July 1, 2012	% of Revenues	July 3, 2011	% of Revenues	Dollars	Percentage
	($’s in thousands)
Revenues
Sales	$1,087,074	72.1%	$952,535	70.8%	$134,539	14.1%
Franchise revenues
Rents and royalties (2)	379,159	25.2%	353,219	26.2%	25,940	7.3%
Franchise fees	40,632	2.7%	40,493	3.0%	139	0.3%

	419,791	27.9%	393,712	29.2%	26,079	6.6%

Total revenues	1,506,865	100.0%	1,346,247	100.0%	160,618	11.9%

Costs and expenses
Cost of sales	958,725	63.6%	836,383	62.1%	122,342	14.6%
Operating expenses	139,784	9.3%	127,256	9.5%	12,528	9.8%
Franchise fee costs	45,076	3.0%	41,736	3.1%	3,340	8.0%
General and administrative expenses	80,522	5.3%	83,965	6.2%	(3,443)	(4.1)%
Equity (income)	(7,105)	(0.5)%	(6,933)	(0.5)%	(172)	2.5%
Other (income) expense, net	(599)	—%	19	—%	(618)	n/m

Total costs and expenses, net	1,216,403	80.7%	1,082,426	80.4%	133,977	12.4%

Operating income	290,462	19.3%	263,821	19.6%	26,641	10.1%
Interest (expense)	(16,548)	(1.1)%	(14,803)	(1.1)%	(1,745)	11.8%
Interest income	1,434	0.1%	2,527	0.2%	(1,093)	(43.3)%

Income before income taxes	275,348	18.3%	251,545	18.7%	23,803	9.5%
Income taxes	76,132	5.1%	73,691	5.5%	2,441	3.3%

Net income	199,216	13.2%	177,854	13.2%	21,362	12.0%
Net income attributable to noncontrolling interests	2,370	0.2%	1,626	0.1%	744	45.8%

Net income attributable to Tim Hortons Inc.	$196,846	13.1%	$176,228	13.1%	$20,618	11.7%

n/m	Not meaningful
(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the year-to-date period ended July 1, 2012.

(2)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; (ii) advertising levies of $1.5 million and $0.3 million in 2012 and 2011, respectively, associated with the Ad Fund (see note 12 to the Condensed Consolidated Financial Statements); and (iii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 307 and 257 Non-owned Restaurants, on average, in the year-to-date periods of 2012 and 2011, respectively, whose results of operations are consolidated with ours pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Year-to-date 2012	Year-to-date 2011
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$2,879,357	$2,692,737
U.S. (U.S. dollars)	$259,602	$228,174

Revenues

Our revenues include Sales, which is comprised of distribution sales, sales from Company-operated restaurants, and sales from VIEs that we consolidate for accounting purposes as we are deemed to be the primary beneficiary, along with Franchise revenues.

Sales

Sales for the second quarter of 2012 increased $65.7 million, or 13.2%, over the second quarter of 2011, to $563.8 million and, for the first half of 2012 increased $134.5 million, or 14.1% to $1,087.1 million. The increase in sales during both periods was primarily driven from our distribution business and higher VIE sales.

Distribution sales. Distribution sales were $471.3 million in the second quarter of 2012, compared to $422.5 million in the second quarter of 2011, increasing $48.8 million, or 11.6%, year-over-year. Systemwide sales growth increased distribution sales by approximately $27.8 million due to the higher number of system restaurants year-over-year, continued same-store sales growth, and new products managed through our supply chain. In addition, pricing and favourable product mix represented approximately $20.1 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities reflective of their higher underlying costs.

For the first half of 2012, distribution sales increased $98.7 million, or 12.2%, to $911.0 million compared to $812.3 million in the first half of 2011. Growth year-over-year was related primarily to systemwide sales growth, approximately $54.1 million, and pricing and favourable product mix, approximately $43.3 million, due primarily to higher prices for coffee and other commodities, reflective of their higher underlying costs.

Our distribution revenues continue to be subject to changes related to the underlying costs of key commodities, such as coffee, wheat, sugar, and other product costs. Increases and decreases in underlying costs are largely passed through to restaurant owners, which typically occurs after changes in market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for 6 months of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency fluctuations. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins as a percentage of revenues in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter. This was the case in the second quarter of 2011, with a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain. This temporary positive impact reversed in the fourth quarter of 2011 and had a neutral effect on 2011.

Company-operated restaurants sales. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Company-operated restaurant sales were $7.0 million in the second quarter of 2012, compared to $7.9 million in the second quarter of 2011. On average, we operated 21 Company-operated restaurants during the second quarter of 2012 compared to 20 during the second quarter of 2011. While the total number of restaurants increased in 2012, we had a higher proportion of Company-operated restaurants in the U.S., which have lower sales than Company-operated restaurants in Canada, which was the primary factor in the decline in sales.

For the first half of 2012, Company-operated restaurant sales were $12.6 million compared to $12.1 million in the first half of 2011. On average, we operated 21 Company-operated restaurants during the first half of 2012 compared to 17 during the first half of 2011. The increase in sales was primarily due to the increased number of restaurants, partially offset by a higher proportion of restaurants in the U.S.

We ended the second quarter of 2012 with 11 Company-operated restaurants in Canada, and 10 in the U.S., representing in total approximately 0.6% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. Therefore, Company-operated restaurant sales are also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales represent sales from the consolidation of certain Non-owned Restaurants of which we are deemed to be the primary beneficiary. VIEs’ sales were $85.5 million and $67.7 million in the second quarters of 2012 and 2011, respectively, and were $163.5 million and $128.1 million in the first half of 2012 and 2011, respectively. The increase in sales of $17.8 million in the second quarter of 2012 and $35.3 million in the first half of 2012 were primarily due to an increase in the number of Non-owned Restaurants consolidated in both the U.S. and Canada, and from same-store sales growth at existing consolidated restaurants. During the second quarter of 2012, we consolidated approximately 309 Non-owned Restaurants (121 in Canada and 188 in the U.S.), on average, compared to 258 Non-owned Restaurants (101 in Canada and 157 in the U.S.), on average, during the second quarter of 2011. For the first half of 2012, we consolidated 307 Non-owned restaurants, on average, compared to 257 Non-owned restaurants in the first half of 2011. The increase in Non-owned Restaurants consolidated as VIEs during these periods relates primarily to an increase in restaurant openings under operator agreements, primarily in the U.S., which require minimal up-front capital from the restaurant owner.

Franchise Revenues

Rents and Royalties. Revenues from rents and royalties increased $13.6 million, or 7.3%, to $199.0 million in the second quarter of 2012, from $185.4 million in the second quarter of 2011. Rents and royalties growth was driven primarily by sales from the net addition of 205 new full-serve restaurants in Canada and the U.S. year-over-year and same-store sales growth, both of which resulted in approximately $13.1 million, or 7.1% growth in rents and royalties revenues. In addition, we recognized the advertising levies specifically attributed to the Expanded Menu Board Program of $0.9 million in the second quarter of 2012. Partially offsetting these growth factors was a negative impact resulting from a greater number of consolidated Non-owned Restaurant VIEs, which reduced growth as the consolidation of Non-owned Restaurant VIEs essentially replaces our rents and royalties, with restaurant sales, which are included in VIE sales (see above).

For the first half of 2012, rents and royalties increased $25.9 million, or 7.3%, to $379.2 million compared to $353.2 million in the first half of 2011. Similar to the second quarter, the primary driver was higher systemwide sales which resulted in $28.3 million, or 8.0%, growth in rents and royalties. Advertising levies specifically attributed to the Expanded Menu Board Program of $1.2 million were recognized. Partially offsetting this growth was the negative impact of Non-owned Restaurant VIEs of approximately $4.0 million, or 1.1%.

Franchise Fees. Franchise fees were $22.8 million in the second quarter of 2012, increasing $3.5 million from the second quarter of 2011. A combination of international restaurant openings and equipment sales, a higher number of U.S. sales, and a higher number of renovations were the primary factors resulting in higher franchise fee revenues, which were partially offset by the recognition of up-front fees associated with the MLA related to our international expansion in 2011.

In the second quarter of 2012, we opened a total of 30 full-serve standard and non-standard restaurants compared to 31 full-serve standard and non-standard restaurants in the second quarter of 2011. In the second quarter of 2011, we opened more restaurants under operator agreements in the U.S., which do not result in the recognition of any franchise fees as we retain ownership of the equipment. Non-standard restaurants include full-serve kiosks and locations in gas and convenience locations, hospitals, grocery stores, universities, stadiums, arenas and office buildings. In addition, we opened 9 self-serve kiosks in the second quarter of 2012 compared to 3 self-serve kiosks in the second quarter of 2011. Self-serve kiosks do not represent a significant portion of franchise fees as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required.

For the first half of 2012, franchise fees were relatively unchanged at $40.6 million compared to the first half of 2011at $40.5 million with the same factors driving higher franchise fees in the second quarter prevalent during the first half of 2012, almost entirely offset by the timing of restaurant openings in Canada. In the first half of 2012, we opened 58 full-serve restaurants and 11 self-serve kiosks, compared to 66 full-serve restaurants and 10 self-serve kiosks in the first half of 2011.

Total Costs and Expenses

Cost of Sales

Cost of sales was $493.3 million in the second quarter of 2012, compared to $434.1 million in the second quarter of 2011, representing an increase of $59.2 million, or 13.7%. For the first half of 2012, cost of sales increased $122.3 million, or 14.6%. Cost of sales growth during both of these periods was driven by higher distribution cost of sales, higher cost of sales from VIEs and, to a much lesser extent, higher Company-operated restaurants cost of sales.

Distribution cost of sales. Distribution cost of sales was $410.6 million in the second quarter of 2012, compared to $367.6 million in the second quarter of 2011, increasing $43.0 million, or 11.7%. Systemwide sales growth, resulting in growth of existing product sales and the addition of new products managed through our supply chain, contributed approximately $24.0 million of the increase in cost of sales. Approximately $18.2 million of the distribution cost of sales increase related primarily to higher underlying commodity costs and product mix.

For the first half of 2012, distribution cost of sales was $801.1 million, compared to $711.9 million in the second quarter of 2011, increasing $89.2 million, or 12.5%. Systemwide sales growth resulted in $47.4 million of additional costs and higher underlying commodity costs and product mix increased cost of sales by $40.6 million. We also made resource investments at our replacement distribution centre in Kingston, Ontario to optimize service levels to our restaurants as we transitioned the facility.

Company-operated restaurants cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. These costs increased by $0.2 million to $7.7 million in the second quarter of 2012, compared to $7.5 million in the second quarter of 2011. We operated, on average, 1 additional Company-operated restaurant year-over-year, which resulted in higher cost of sales. In addition, existing restaurants generated higher sales, resulting in higher cost of sales. Partially offsetting these higher costs was a higher proportion of Company-operated restaurants in the U.S., which typically have lower sales, and consequently, lower associated cost of sales.

For the first half of 2012, Company-operated cost of sales was $13.8 million compared to $12.0 million in the first half of 2011. We operated, on average, 21 restaurants in the first half of 2012 compared to, on average, 17 restaurants in the first half of 2011. The addition of 4 restaurants year-over-year was the primary driver of increased cost of sales.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $75.0 million and $58.9 million in the second quarters of 2012 and 2011, respectively. VIEs’ cost of sales represents cost of sales from the consolidation of certain Non-owned Restaurants of which we are deemed to be the primary beneficiary. The increase in cost of sales of $16.0 million was primarily due to an increase in the number of Non-owned Restaurants consolidated, on average, in both the U.S. and Canada, and from existing consolidated Non-owned Restaurants with higher same-store sales and, consequently, higher cost of sales.

For the first half of 2012, VIEs’ cost of sales increased $31.4 million to $143.9 million, compared to $112.5 million in the first half of 2011. Similar to the second quarter, a higher number of Non-owned Restaurants consolidated and higher same-store sales and, consequently, cost of sales from existing Non-owned Restaurants were the primary drivers during the year-to-date period.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $8.0 million to $73.1 million in the second quarter of 2012. Rent expense increased by $4.1 million year-over-year, primarily due to 133 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Additionally, depreciation expense increased by $2.4 million as the total number of properties we either own or lease and then sublease to restaurant owners increased to 3,127 at the end of the second quarter of 2012, compared to 2,978 at the end of the second quarter of 2011. In addition, depreciation expense associated with the Ad Fund increased by $0.5 million, related to the Expanded Menu Board Program, in the second quarter of 2012. The remaining increase in operating expense was primarily associated with higher project-related and renovation expenses.

For the first half of 2012, operating expenses increased $12.5 million, or 9.8%, to $139.8 million compared to $127.3 million in the first half of 2011. Rent expense increased $5.7 million due to additional properties opened year-over-year and higher percentage rent on certain properties. Additionally, depreciation expense increased $4.7 million. Depreciation expense associated with the Ad Fund also increased by $0.7 million, related to the Expanded Menu Board Program. The remaining increase was primarily associated with higher project-related and renovation expenses.

Franchise Fee Costs

Franchise fee costs include the cost of equipment sold to restaurant owners as part of the commencement or renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening, and/or the introduction of our Cold Stone Creamery co-branding offering into existing locations.

Franchise fee costs in the second quarter of 2012 were $24.8 million, an increase of $4.4 million from the second quarter of 2011. Higher costs were driven primarily by a combination of international openings and equipment sales, a higher number of U.S. sales, a higher number of renovations and higher support costs. Year-to-date in 2012, franchise fee costs were $45.1 million, compared to $41.7 million year-to-date in 2011 with the same factors driving higher costs in the second quarter prevalent during the first half of 2012, partially offset by the timing of restaurant openings in Canada.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses were $40.4 million in the second quarter of 2012, decreasing by $3.6 million from the second quarter of 2011. The primary factor resulting in this decrease was a $6.3 million charge related to the CEO Separation Agreement that was incurred in the second quarter of 2011. Partially offsetting this decrease were higher salaries and benefits required to support growth of the business, and higher professional fees.

For the first half of 2012, general and administrative expenses were $3.4 million lower than the first half of 2011. The same factors resulting in a net decrease in general and administrative expenses in the second quarter were prevalent in the first half of 2012 as well. In addition, we also had favourable timing of certain benefit and other expenses in 2012.

There can be quarterly fluctuations in general and administrative expenses due to the timing of investments, certain expenses, or events that may cause growth rates in any particular quarter to be higher than systemwide sales growth.

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

Equity income was $3.9 million in the second quarter of 2012, compared to $3.8 million in the second quarter of 2011. For the first half of 2012, equity income was $7.1 million compared to $6.9 million in the first half of 2011. Equity income from our TIMWEN Partnership reflects the growth in sales at existing restaurants as we have not been developing any new combination restaurants for a number of years.

Other (Income) Expense, net

Other (income) expense, net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the second quarter of 2012, other income, net, was $1.0 million versus $0.2 million in the second quarter of 2011. For the first half of 2012, other (income), net was $0.6 million compared to a small expense in the first half of 2011. Included in the second quarter of 2012 was a $0.7 million benefit associated primarily with the reversal of previously accrued closure costs upon the conclusion of closure activities related to our New England markets.

Interest Expense

Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $8.7 million in the second quarter of 2012 and $7.4 million in the second quarter of 2011. On a year-to-date basis, interest expense was $16.5 million and $14.8 million in 2012 and 2011, respectively. The increase in interest expense during both of these periods related primarily to additional interest on an increased number of capital leases outstanding year-over-year and interest expenses associated with the Ad Fund’s borrowings under its revolving credit facility which was used to fund the Expanded Menu Board Program.

Interest Income

Interest income is comprised of interest earned from our cash and cash equivalents as well as imputed interest on our franchise incentive program and other notes receivable. Interest income was $0.7 million in the second quarter of 2012 and $0.9 million in the second quarter of 2011. On a year-to-date basis, interest income was $1.4 million and $2.5 million in 2012 and 2011, respectively. The decrease in both of these periods relate primarily to lower cash balances year-over-year. Early in 2011, we continued to hold a significant portion of the proceeds received from the sale of our 50% joint venture interest in Maidstone Bakeries in late 2010, which were used throughout fiscal 2011 to repurchase common shares under our 2011 share repurchase program.

Income Taxes

The effective income tax rate for the second quarter ended July 1, 2012 was 27.6%, compared to 29.4% for the second quarter ended July 3, 2011. The effective income tax rate for the year-to-date periods ended July 1, 2012 and July 3, 2011 was 27.6% and 29.3%, respectively. The effective tax rate was favourably impacted primarily by the benefit associated with Canadian statutory rate reductions.

The Canada Revenue Agency (“CRA”) continues to conduct its general examination of the Company and various subsidiaries for 2007 and subsequent taxation years. The CRA has extended its examination in respect of certain international issues related to transfer pricing for taxation years 2005 through to 2010. Submissions by the Company are anticipated to be delivered throughout the year to clarify certain assumptions that the CRA is making in its examination. A Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. We do not currently expect any material impact on earnings to result from the resolution of the aforementioned matters; however, it is possible that actual settlements may differ from amounts accrued.

Under the separation agreements entered into by the Company with Wendy’s International Inc. (“Wendy’s”) in connection with our initial public offering and spin-off from Wendy’s, either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined tax returns. As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended April, 1, 2012, we have notified Wendy’s of an outstanding reimbursement claim under these agreements and Wendy’s has notified us of an offsetting claim of a much lower amount. Resolution of these claims could result in arbitration, litigation and/or, ultimately, the payment by one party to the other for the use of such attributes. No such payments were made by either party to the other under any of these separation agreements during 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $0.3 million to $1.2 million in the second quarter of 2012, compared to $0.9 million in the second quarter of 2011. For the first half of 2012, net income attributable to noncontrolling interests increased $0.7 million to $2.4 million, compared to $1.6 million in the first half of 2011. Net income attributable to noncontrolling interests relates to the consolidation of certain Non-owned Restaurants that we are deemed to be the primary beneficiary. We consolidated approximately 309 and 258 Non-owned Restaurants, on average, during the second quarters of 2012 and 2011, respectively, and 307 and 257 Non-owned Restaurants during the first half of 2012 and 2011, respectively. The increase in the number of VIEs consolidated and same-store sales growth of existing VIEs were the primary factors resulting in higher net income attributable to noncontrolling interests during both periods.

Comprehensive Income

In the second quarter of 2012, comprehensive income attributable to Tim Hortons Inc. was $117.4 million, compared to $95.5 million in the second quarter of 2011, increasing $21.9 million due primarily to higher Net income attributable to Tim Hortons Inc. of $12.5 million. Additionally, in the second quarter of 2012, we had an $8.3 million translation adjustment gain compared to a $0.5 million translation adjustment loss in the second quarter of 2011, resulting in a $8.8 million favourable translation adjustment year-over-year. Translation adjustment gains/losses arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. When the U.S. dollar strengthens or weakens relative to the Canadian dollar, we incur a translation adjustment gain or loss. Additionally, in the second quarter of 2012, we had a $1.0 million gain related to cash flow hedges, net of taxes, compared to a gain of $0.4 million, net of taxes, in the second quarter of 2011.

For the first half of 2012, comprehensive income attributable to Tim Hortons Inc. was $195.0 million, compared to $161.9 million in the first half of 2011, increasing $33.0 million due primarily to higher Net income attributable to Tim Hortons Inc. of $20.6 million and $12.3 million favourable translation adjustment year-over-year.

The 2012 exchange rates were Cdn$1.0181 and Cdn$0.9975 for US$1.00 on July 1, 2012 and April 1, 2012, respectively. The exchange rates were Cdn$1.0170, Cdn$0.9645 and Cdn$0.9644 for US$1.00 on January 1, 2012, July 3, 2011 and April 3, 2011, respectively. The exchange rate was Cdn$0.9946 for US$1.00 on January 2, 2011.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2012. Our $250.0 million revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, of which approximately $243.3 million is undrawn as at July 1, 2012 (see “Credit Facilities” below for additional information).

In the first half of 2012, we generated $216.4 million of net cash from operations, as compared to $26.3 million of cash from operations in the first half of 2011 (see “Comparative Cash Flows” below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At July 1, 2012, we had approximately $452.1 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth, while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.

Historically, our annual working capital needs have not been significant. We do not anticipate our finished goods or green coffee inventory volumes will remain at current levels for an extended period of time, although green coffee inventory values can fluctuate with changes in commodity costs.

In each of the last 5 fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our capital spending in 2012 is expected to be higher than in previous years, as we execute a number of operational initiatives along with our restaurant owners, which may continue at these higher levels in the future. In addition to restaurant development in both Canada and the U.S., our increased spending also includes our share of costs to increase restaurant capacity in Canada, including initiatives such as selectively implementing drive-thru order station relocations, double-order stations, and double-lane drive-thrus. Our increased capital expenditures also reflect investments to accelerate renovations in Canada, which will feature more contemporary design elements similar to our new restaurant development locations. We will also continue with the Expanded Menu Board Program, which consists of the installation of digital menu boards, along with new drive-thru rotating menu boards, that began late in fiscal 2011 to enhance our overall guest experience at our Canadian restaurants. This Expanded Menu Board Program of up to $100.0 million is being funded directly by the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”), which is currently being financed primarily with third-party borrowings, collateralized only by the Ad Fund’s assets. Although the majority of spending is expected to occur in 2012, there will be spending beyond 2012 to complete the projects.

On February 23, 2012, we announced that we had obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 shares, representing 10% of our public float, as defined under the TSX rules, as of February 20, 2012. Our common shares are and will be repurchased under the 2012 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases are being, and will be made, on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority in the first quarter of 2012 were at a discount to the prevailing market price as provided in the exemption order. The 2012 Program commenced on March 5, 2012 and is due to terminate on March 4, 2013, or earlier if the $200.0 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the aggregate dollar amount of shares that may be repurchased under the 2012 Program.

During the first half of 2012, we spent $136.5 million to purchase and cancel approximately 2.6 million of our common shares as part of our 2011 and 2012 share repurchase programs at an average cost of $51.97 per share. The timing of share repurchases under the 2012 Program was accelerated in the first half of 2012 as we repurchased 1.2 million of our common shares under private agreements in the first quarter of 2012. As a result, cash required for the remainder of our 2012 Program will be lower in subsequent periods.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 155,188,401 common shares outstanding at July 1, 2012. As at this same date, we had outstanding stock options with tandem SARs to acquire 1,305,196 of our common shares to officers of the Company pursuant to our 2006 and 2012 Stock Incentive Plans, of which 715,594 were exercisable.

In February 2012, our Board of Directors approved an increase in the dividend from $0.17 to $0.21 per common share paid quarterly, representing an increase of 23.5%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared and we paid our March and June 2012 dividends at this new rate. On August 9, 2012, our Board of Directors declared a $0.21 per share quarterly dividend, payable on September 5, 2012 to shareholders of record as of August 20, 2012. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

Credit Facilities

We have an unsecured Revolving Bank Facility, which was set to mature on December 15, 2014, however, we amended the facility on January 26, 2012 to take advantage of reduced commitment fees of 0.20% and lower applicable margins, and to extend the term to January 26, 2017. We may use the borrowings under the Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives.

In the first quarter of 2012, we borrowed $25.0 million on our Revolving Bank Facility as a short-term source of cash due to the acceleration of common shares repurchased under our 2012 Program. As a result of this timing, we expect that cash required for the remainder of the 2012 Program will be lower in subsequent periods. Late in the second quarter of 2012, we repaid the $25.0 million we borrowed on our Revolving Bank Facility. We had $6.7 million and $7.1 million of standby letters of credits drawn on the facility as at July 1, 2012 and January 1, 2012, respectively.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR base rate or prime rate loans plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at July 1, 2012.

The Ad Fund has a $95.8 million revolving credit facility to be used to finance the Expanded Menu Board Program, described above, which consisted of the installation of LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants. At the end of the second quarter of 2012, approximately $42.5 million of this facility had been drawn. The facility is not guaranteed by Tim Hortons Inc. or any of its subsidiaries and is secured only by the Ad Fund’s assets. The facility matures on December 31, 2012, at which point, the Ad Fund currently intends to refinance this facility.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in the first half of 2012 was $216.4 million, compared to $26.3 million in the first half of 2011, representing an increase of $190.1 million. Strong earnings were the primary drivers of operating cash flows in the first half of both 2012 and 2011. The increase year-over-year was primarily driven by working capital movements specific to the first half of 2011. We made tax payments, including approximately $45.0 million related to the sale of our joint venture interest in Maidstone Bakeries that were remitted in early fiscal 2011. In addition, in the first quarter of 2011, we had $38.0 million of Tim Card redemptions that were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and were reflected in investing activities. Accounts receivable collections in the second quarter of 2011 were temporarily delayed until the first day of the third quarter of 2011 due to the timing of the Canada Day holiday. We also distributed the majority of our $30.0 million commitment to restaurant owners (related to the sale of Maidstone Bakeries) in the first quarter of 2011, which was offset by the timing of other payables in the first quarter of 2012. Working capital requirements associated with inventories has also moderated relative to requirements in 2011 when we increased our green coffee inventories.

Investing Activities. Net cash used in investing activities was $106.2 million in the first half of 2012, compared to $38.9 million in the first half of 2011, representing an increase of $67.3 million. The increase year-over-year was due primarily to the proceeds received from the sale of restricted investments of $38.0 million in the first quarter of 2011, and an increase in capital expenditures of $34.1 million. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures for the year-to-date periods of 2012 and 2011 is as follows:

	Year-to-date 2012	Year-to-date 2011
	(in millions)
Capital expenditures(1)
New restaurants	$31.7	$20.3
Existing restaurants(2)	27.3	13.1
Replacement distribution facility	0.5	13.1
Ad Fund—Menu Board Program(3)	30.8	—
Other capital needs(4)	7.2	16.9

Total capital expenditures	$97.5	$63.4

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.
(2)	Relates primarily to renovations and restaurant replacements.
(3)	Relates to the acquisition and installation of LCD screens, media engines, drive-thru menu boards and ancillary equipment in our Canadian restaurants which is being funded by the Ad Fund.
(4)	Relates primarily to other equipment purchases required for ongoing business needs and software implementations.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date 2012	Year-to-date 2011
	(in millions)
Canada	$17.2	$14.4
U.S.	14.5	5.9

Total	$31.7	$20.3

Financing Activities. Financing activities used cash of $178.7 million in the first half of 2012, compared to $464.0 million in the first half of 2011. We purchased and cancelled $136.5 million of common shares and paid dividends of $65.7 million in the first half of 2012, compared to $401.9 million and $56.1 million, respectively, in the first half of 2011. Our decreased spending for financing activities is a direct result of fewer share repurchases in 2012. In the first half of 2011, additional funds were available from the net proceeds received from the 2010 sale of our 50% joint venture interest in Maidstone Bakeries for use in the 2011 share repurchase program, which authorized repurchases for up to $445.0 million, whereas our 2012 Program authorizes repurchases for up to $200.0 million. In addition, the Ad Fund has drawn $42.5 million on its revolving credit facility in the first half 2012 to fund its Menu Board Program capital spending.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of July 1, 2012 or July 3, 2011, as that term is described by the SEC.

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

Application of Critical Accounting Policies

The Condensed Consolidated Financial Statements and accompanying footnotes included in this report have been prepared in accordance with GAAP with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

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

Effective January 2, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The adoption of this ASU has been reflected in our related financial disclosures (see note 7 to the Condensed Consolidated Financial Statements).

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU are intended to enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP; or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. We are currently assessing the potential impact, if any, the adoption of this ASU may have on our Condensed Consolidated Financial Statements and related disclosures.

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

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the second quarter ended July 1, 2012 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 28, 2012 (the “2011 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

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

While the Court found in favour of the Company on all claims, the plaintiffs have filed a Notice of Appeal with respect to the claims for breach of contract, breach of the duty of good faith and fair dealing, price maintenance, and waiver of tort. In the plaintiffs more recent court filings, they have narrowed their appeal to include only breach of contract and breach of duty of good faith and fair dealing. The Company will continue to vigorously defend against the plaintiffs’ claim. A hearing on the appeal will be held in the fourth quarter of 2012. If all potential appeals were determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial, and that the plaintiffs’ claims are without merit and will not be successful. However, if the matters were determined adversely to the Company at trial, and that determination was upheld by final order after appeals, it is possible that the claims could have a material adverse impact on the Company’s financial statements.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)		(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #4 (April 2, 2012 — May 6, 2012)	242,775		$54.33	242,775	$125,576,694
Monthly Period #5 (May 7, 2012 — June 3, 2012)	561,699	(5)	55.18	445,402	100,987,701
Monthly Period #6 (June 4, 2012 — July 1, 2012)	227,340		54.16	227,340	88,677,392

Total	1,031,814		$54.74	915,517	$88,677,392

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
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

(5)

In May 2012, Computershare Trust Company of Canada (the “Trustee”), on behalf of The TDL RSU Plan Trust (the “Trust”), purchased 111,784 common shares on the TSX through a broker, the same broker utilized for our publicly announced share repurchase program, as a means of fixing the cash flow requirements in connection with the settlement (after vesting at a future date) of restricted stock units awarded in May 2012 to most of our eligible Canadian employees under our 2012 Stock Incentive Plan (the “Plan”). As such, the shares acquired by the Trust remain outstanding, and the Trust will retain and hold these shares until directed by us to distribute shares to Canadian employees in settlement of vested restricted stock units. Shares held by the Trust will not count toward determining whether a quorum exists nor are they entitled to voting rights. Dividends paid on the shares owned by the Trust will be paid to the Trust in cash, and, at our direction, the Trustee may acquire additional shares of our stock with such cash in order to pay trust expenses, obtain additional shares to settle dividend equivalent rights that accrue in respect of the outstanding and unvested restricted stock units, or acquire additional shares to fix the cash cost of future grants. In addition, in May 2012, the Trustee, as an agent of ours, also using the same broker utilized for our publicly announced share repurchase program, purchased 4,514 shares on the open market, to settle, after provision for payment of the employees’ minimum statutory withholding tax requirements, our settlement obligation for restricted stock units to certain other employees who do not receive shares from the Trust.

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

(a) Index to Exhibits on Page 44.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 9, 2012	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

*10(a)	Executive Annual Performance Plan, as amended effective August 9, 2012	Filed herewith.

*10(b)	Form of Restricted Stock Unit Award Agreement (2012 Award)	Filed herewith.

*10(c)	Form of Nonqualified Stock Option Award Agreement (2012 Award)	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Denotes management contract or compensatory arrangement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”