Form 10-Q
period 2012-09-30
Tim Hortons Inc.
filed 2012-11-08
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common shares	154,193,905 shares

Exhibit Index on page 46.

TIM HORTONS INC. AND SUBSIDIARIES

On November 2, 2012, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$1.0038 for Cdn$1.00.

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

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators (“CSA”). All references to our websites contained herein do not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this document.

Reporting Currency

The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar. All amounts are expressed in Canadian dollars unless otherwise noted.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues
Sales (note 14)	$568,541	$511,488	$1,655,615	$1,464,023
Franchise revenues
Rents and royalties	201,556	188,956	580,715	542,175
Franchise fees	31,943	26,486	72,575	66,979

	233,499	215,442	653,290	609,154

Total revenues	802,040	726,930	2,308,905	2,073,177

Costs and expenses
Cost of sales (note 14)	498,395	452,996	1,457,120	1,289,379
Operating expenses	73,986	65,348	213,770	192,604
Franchise fee costs	32,083	26,117	77,159	67,853
General and administrative expenses	39,354	34,744	118,599	118,709
Corporate reorganization expenses (note 2)	8,565	0	9,842	0
Equity (income)	(3,951)	(3,855)	(11,056)	(10,788)
Other (income), net	(51)	(1,226)	(650)	(1,207)

Total costs and expenses, net	648,381	574,124	1,864,784	1,656,550

Operating income	153,659	152,806	444,121	416,627
Interest (expense)	(8,509)	(7,443)	(25,057)	(22,246)
Interest income	760	738	2,194	3,265

Income before income taxes	145,910	146,101	421,258	397,646
Income taxes (note 3)	38,956	42,302	115,088	115,993

Net income	106,954	103,799	306,170	281,653
Net income attributable to noncontrolling interests (note 13)	1,256	168	3,626	1,794

Net income attributable to Tim Hortons Inc.	$105,698	$103,631	$302,544	$279,859

Basic earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.68	$0. 65	$1.94	$1.71

Diluted earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.68	$0. 65	$1.94	$1.71

Weighted average number of common shares outstanding (in thousands) — Basic (note 4)	154,478	159,584	155,607	163,535

Weighted average number of common shares outstanding (in thousands) — Diluted (note 4)	155,067	160,063	156,247	164,026

Dividends per common share	$0.21	$0.17	$0.63	$0. 51

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of Canadian dollars)

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$106,954	$103,799	$306,170	$281,653
Other comprehensive (loss) income
Translation adjustments (loss) gain	(13,292)	34,147	(12,786)	22,382
Unrealized (loss) gain from cash flow hedges (note 9)
(Loss) gain from change in fair value of derivatives	(5,717)	21,087	(7,106)	12,189
Amount of net gain (loss) reclassified to earnings during the period	474	1,589	(1,474)	7,154

Total cash flow hedges	(5,243)	22,676	(8,580)	19,343
Tax effect on other comprehensive gain (loss) income	1,444	(6,392)	2,395	(5,528)

Other comprehensive (loss) income, net of tax	(17,091)	50,431	(18,971)	36,197

Comprehensive income	89,863	154,230	287,199	317,850
Comprehensive income attributable to noncontrolling interests	1,256	168	3,626	1,794

Comprehensive income attributable to Tim Hortons Inc.	$88,607	$154,062	$283,573	$316,056

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	September 30, 2012	January 1, 2012
Assets
Current assets
Cash and cash equivalents	$135,062	$126,497
Restricted cash and cash equivalents	84,616	130,613
Accounts receivable, net	172,197	173,667
Notes receivable, net (note 5)	7,581	10,144
Deferred income taxes	9,621	5,281
Inventories and other, net (note 6)	110,037	136,999
Advertising fund restricted assets (note 13)	42,391	37,765

Total current assets	561,505	620,966
Property and equipment, net	1,505,916	1,463,765
Intangible assets, net	3,864	4,544
Notes receivable, net (note 5)	1,711	3,157
Deferred income taxes	13,042	12,197
Equity investments	42,395	43,014
Other assets	67,531	56,307

Total assets	$2,195,964	$2,203,950

Liabilities and equity
Current liabilities
Accounts payable (note 7)	$160,589	$177,918
Accrued liabilities
Salaries and wages	23,374	23,531
Taxes	16,226	26,465
Other (note 7)	135,408	179,315
Advertising fund liabilities (note 13)	103,213	59,420
Current portion of long-term obligations	11,008	10,001

Total current liabilities	449,818	476,650

Long-term obligations
Long-term debt	357,325	352,426
Capital leases	99,677	94,863
Deferred income taxes	4,575	4,608
Other long-term liabilities (note 7)	116,366	120,970

Total long-term obligations	577,943	572,867

Commitments and contingencies (note 10)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 154,491,861 and 157,814,980 shares, respectively (note 11)	438,120	447,558
Common shares held in the Trust, at cost: 370,650 and 277,189 shares, respectively (note 13)	(15,620)	(10,136)
Contributed surplus	12,683	6,375
Retained earnings	878,122	836,968
Accumulated other comprehensive loss	(147,188)	(128,217)

Total equity of Tim Hortons Inc.	1,166,117	1,152,548
Noncontrolling interests (note 13)	2,086	1,885

Total equity	1,168,203	1,154,433

Total liabilities and equity	$2,195,964	$2,203,950

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	September 30, 2012	October 2, 2011
Cash flows provided from (used in) operating activities
Net income	$306,170	$281,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	94,749	85,675
Stock-based compensation expense (note 12)	12,722	14,481
Deferred income taxes	(2,387)	(4,062)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	45,728	(2,084)
Accounts receivable	(2,913)	6,356
Inventories and other	26,186	(41,163)
Accounts payable and accrued liabilities	(63,430)	(87,553)
Taxes	(10,220)	(41,670)
Other, net	9,526	7,136

Net cash provided from operating activities	416,131	218,769

Cash flows (used in) provided from investing activities
Capital expenditures	(112,812)	(105,770)
Capital expenditures – Advertising Fund (note 13)	(46,190)	(261)
Proceeds from sale of restricted investments	0	38,000
Other investing activities	(7,812)	(10,106)

Net cash (used in) investing activities	(166,814)	(78,137)

Cash flows (used in) provided from financing activities
Repurchase of common shares (note 11)	(172,656)	(530,139)
Dividend payments to common shareholders	(98,172)	(83,318)
Net proceeds from issue of debt – Advertising Fund (note 13)	42,500	0
Other financing activities	(10,838)	(12,910)

Net cash (used in) financing activities	(239,166)	(626,367)

Effect of exchange rate changes on cash	(1,586)	2,499

Increase (Decrease) in cash and cash equivalents	8,565	(483,236)
Cash and cash equivalents at beginning of period	126,497	574,354

Cash and cash equivalents at end of period	$135,062	$91,118

Supplemental disclosures of cash flow information
Interest paid	$19,869	$18,918
Income taxes paid	$134,815	$171,676
Non-cash investing and financing activities
Capital lease obligations incurred	$10,864	$15,351

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars, except share data)

	Year-to-date period ended September 30, 2012
	Shares (in thousands)	Dollars (in thousands)
Common shares
Balance at beginning of period	157,815	$447,558
Repurchase of common shares (note 11)	(3,323)	(9,438)

Balance at end of period	154,492	$438,120

Common shares held in the Trust
Balance at beginning of period	(277)	$(10,136)
Purchased during the period (note 12)	(112)	(6,154)
Disbursed from the Trust during the period	18	670

Balance at end of period	(371)	$(15,620)

Contributed surplus
Balance at beginning of period		$6,375
Stock-based compensation		6,308

Balance at end of period		$12,683

Retained earnings
Balance at beginning of period		$836,968
Net income attributable to Tim Hortons Inc.		302,544
Dividends		(98,172)
Repurchase of common shares—excess of stated value (note 11)		(163,218)

Balance at end of period		$878,122

Accumulated other comprehensive loss
Balance at beginning of period		$(128,217)
Other comprehensive (loss)		(18,971)

Balance at end of period		$(147,188)

Total equity of Tim Hortons Inc.		$1,166,117

Noncontrolling interests
Balance at beginning of period		$1,885
Net income attributable to noncontrolling interests		3,626
Distributions, net		(3,425)

Balance at end of period		$2,086

Total equity	154,121	$1,168,203

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the CBCA. References herein to “Tim Hortons” or the “Company” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

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

The following table outlines the Company’s systemwide restaurant counts and activity:

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Systemwide Restaurant Count
Franchised restaurants in operation—beginning of period	4,050	3,789	3,996	3,730
Restaurants opened	72	65	140	141
Restaurants closed	(6)	(5)	(18)	(20)
Net transfers within the franchised system	(1)	1	(3)	(1)

Franchised restaurants in operation—end of period	4,115	3,850	4,115	3,850
Company-operated restaurants	23	21	23	21

Total systemwide restaurants—end of period(1)	4,138	3,871	4,138	3,871

% of restaurants franchised—end of period	99.4%	99.5%	99.4%	99.5%

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above systemwide restaurant count table are 241 and 255 primarily licensed locations in the Republic of Ireland and the United Kingdom as at September 30, 2012 and October 2, 2011, respectively.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at September 30, 2012 and January 1, 2012, and the condensed consolidated results of operations, comprehensive income and cash flows for the third quarters ended September 30, 2012 and October 2, 2011. These Condensed Consolidated Financial Statements should be read in conjunction with the 2011 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the SEC and the CSA on February 28, 2012. The January 1, 2012 Condensed Consolidated Balance Sheet was derived from the audited 2011 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain entities and joint ventures which the Company consolidates as variable interest entities (“VIEs”) (see note 13). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated into the Company’s business operations.

Accounting changes – new accounting standards

Effective January 2, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The adoption of this ASU has been reflected in the Company’s related financial disclosures (see note 8).

NOTE 2 CORPORATE REORGANIZATION EXPENSES

	Third quarter of 2012	Year-to- date period of 2012
Termination costs	$4,255	$4,255
Professional fees	2,079	3,356
CEO transition costs	2,231	2,231

Total Corporate reorganization expenses	$8,565	$9,842

The Company is currently implementing a new organizational structure, and is in the process of realigning roles and responsibilities under that new structure. As a result, the Company has incurred termination costs and professional fees related to the reorganization, as noted in the table above. The Company is targeting a completion date in the first half of 2013 for the reorganization. The total amount of expected costs is not yet determinable.

The Company has also incurred CEO transition costs related primarily to an employment agreement and retention agreements with certain senior executives, as noted in the table above. The retention agreements provide bonuses to certain senior executives if they remain employed for a specified time period subsequent to the transition to a new CEO, and the expense is being recognized over the estimated service period. The Company has accrued $0.2 million in the third quarter of 2012 relating to the retention agreements, for which the total expense may be up to $2.8 million.

The Company has accruals totaling $9.0 million as at September 30, 2012 related to the above charges, all of which are classified as current liabilities.

NOTE 3 INCOME TAXES

The effective income tax rate for the third quarter ended September 30, 2012 was 26.7%, compared to 29.0% for the third quarter ended October 2, 2011. The quarterly rate was favourably impacted primarily by the benefit associated with Canadian statutory rate reductions and, to a lesser extent, by the reduction in liabilities for unrecognized tax benefits. The effective income tax rate for the year-to-date periods ended September 30, 2012 and October 2, 2011 was 27.3% and 29.2%, respectively. The year-to-date effective tax rate was favourably impacted primarily by the benefit associated with Canadian statutory rate reductions.

The Canada Revenue Agency (“CRA”) continues to conduct its general examination of the Company for 2007 and subsequent taxation years, and its international examination related to transfer pricing for taxation years 2005 through to 2010. Submissions by the Company are anticipated to be delivered in the fourth quarter of 2012 to clarify certain assumptions that the CRA is making in its examination. In addition, a Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. We do not currently expect any material impact on earnings to result from the resolution of the aforementioned matters; however, it is possible that actual settlements may differ from amounts accrued.

NOTE 4 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income attributable to Tim Hortons Inc.	$105,698	$103,631	$302,544	$279,859

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	154,478	159,584	155,607	163,535
Dilutive impact of RSUs(1)	304	234	329	266
Dilutive impact of stock options with tandem SARs(2)	285	245	311	225

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	155,067	160,063	156,247	164,026

Basic earnings per common share attributable to Tim Hortons Inc.	$0.68	$0.65	$1.94	$1.71

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.68	$0.65	$1.94	$1.71

(1)	Restricted stock units (“RSUs”).
(2)	Stock appreciation rights (“SARs”).

NOTE 5 NOTES RECEIVABLE, NET

	As at
	September 30, 2012			January 1, 2012
Portfolio Segment	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
FIPs (1)	$21,225	$(15,604)	$5,621	$24,756	$(16,219)	$8,537
Other (3)	5,416	0	5,416	6,765	0	6,765

Notes receivable	$26,641	$(15,604)	11,037	$31,521	$(16,219)	15,302

Allowance			(1,745)			(2,001)

Notes receivable, net			9,292			13,301

Current portion, net			(7,581)			(10,144)

Long-term portion, net			$1,711			$3,157

	As at
	September 30, 2012			January 1, 2012
Class and Aging	Gross	VIEs (2)	Total	Gross	VIEs (2)	Total
Current status (FIPs and other)	$7,410	$(1,434)	$5,976	$10,471	$(3,121)	$7,350
Past due status < 90 days (FIPs)	482	(482)	0	1,276	(686)	590
Past due status > 90 days (FIPs)	18,749	(13,688)	5,061	19,774	(12,412)	7,362

Notes receivable	$26,641	$(15,604)	$11,037	$31,521	$(16,219)	$15,302

(1)	Franchise incentive program (“FIP”).
(2)	Variable interest entities (see note 13).
(3)	Other notes receivable relate primarily to various equipment and other financing programs and a note issued in 2009 to a vendor to finance a property sale.

NOTE 6 INVENTORIES AND OTHER, NET

	As at
	September 30, 2012	January 1, 2012
Raw materials	$32,759	$49,450
Finished goods	71,656	77,440

	104,415	126,890
Inventory obsolescence provision	(1,342)	(844)

Inventories, net	103,073	126,046
Prepaids and other	6,964	10,953

Inventories and other, net	$110,037	$136,999

NOTE 7 ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER AND OTHER LONG–TERM LIABILITIES

Accounts payable

	As at
	September 30, 2012	January 1, 2012
Trade payables	$132,066	$145,985
Construction holdbacks and accruals	28,523	31,933

Accounts payable	$160,589	$177,918

Accrued liabilities, Other

	As at
	September 30, 2012	January 1, 2012
Tim Card obligations to guests	$86,759	$125,316
Contingent rent expense accrual	11,987	12,698
Deferred revenue	6,745	8,847
Deferred supply contract liability	7,929	8,335
Other accrued current liabilities(1)	21,988	24,119

Accrued liabilities, other	$135,408	$179,315

(1)	Includes deposits, and various equipment and other accruals.

Other long-term liabilities

	As at
	September 30, 2012	January 1, 2012
Deferred supply contract liability	$17,436	$23,281
Accrued rent leveling liability	29,857	29,564
Uncertain tax position liability	31,938	30,531
Stock-based compensation liabilities	21,122	19,861
Other accrued long-term liabilities (1)	16,013	17,733

Other long-term liabilities	$116,366	$120,970

(1)	Includes deferred revenues and various other accruals.

NOTE 8 FAIR VALUES

Financial assets and liabilities measured at fair value

	As at
	September 30, 2012			January 1, 2012
	Notional value	Fair value hierarchy	Fair value asset (liability)	Notional value	Fair value hierarchy	Fair value asset (liability)
Forward currency contracts	$231,248	Level 2	$(5,613)	$196,412	Level 2	$4,759
TRS(1)	41,403	Level 2	10,175	30,591	Level 2	9,286

Total derivatives	$272,651		$4,562	$227,003		$14,045

(1)	Total Return Swaps (“TRS”).

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

Other financial assets and liabilities not measured at fair value

The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recorded at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	September 30, 2012			January 1, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Cash and cash equivalents(1)	Level 1	$135,062	$135,062	Level 1	$126,497	$126,497
Restricted cash and cash equivalents(1)	Level 1	84,616	84,616	Level 1	130,613	130,613
Bearer deposit notes(2)	Level 2	41,403	41,403	Level 2	30,591	30,591
Notes receivable, net(3)	Level 3	9,292	9,292	Level 3	13,301	13,301
Senior unsecured notes, series 1(4)	Level 2	(326,091)	(301,632)	Level 2	(325,308)	(301,893)
Advertising fund debt(5)	Level 2	(52,175)	(52,175)	Level 2	(9,929)	(9,929)
Other debt(6)	Level 3	(120,492)	(57,674)	Level 3	(102,114)	(52,305)

(1)	The carrying values of these financial assets approximate fair values due to the short-term nature of these investments.
(2)

The Company holds these notes as collateral to reduce the carrying costs of the TRS (see note 9). The interest rate on these notes resets every 90 days; therefore, the carrying values of these notes approximate their fair values. These notes are included in Other assets on the Condensed Consolidated Balance Sheet.

(3)	Management estimates the fair value based on the current value of the underlying business and collateral.
(4)	The fair value of the bond is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg LP.
(5)

The Advertising fund debt consists of a balance on its revolving credit facility withdrawn as bankers acceptances with maturities of up to 180 days (see note 13). The carrying value approximates fair value due to the short term nature of these borrowings. The Advertising fund debt is included in Advertising fund liabilities on the Condensed Consolidated Balance Sheet.

(6)

Management estimates the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, by discounting future cash flows using a market participant rate, over the remaining term of the debt.

NOTE 9 DERIVATIVES

	As at
	September 30, 2012			January 1, 2012
	Notional value	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet	Notional value	Fair value asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$217,696	$(5,243)	Accounts payable, net	$175,566	$3,855	Accounts receivable, net

Derivatives not designated as hedging instruments
TRS(2)	41,403	10,175	Other assets	30,591	9,286	Other assets
Forward currency contracts(3)	13,552	(370)	Accounts payable, net	20,846	904	Accounts receivable, net

	$272,651	$4,562		$227,003	$14,045

(1)	Maturities as at September 30, 2012 range between October 2012 and December 2013.
(2)	Maturities as at September 30, 2012 of May 2015, May 2016, May 2017, May 2018 and May 2019.
(3)	Maturities as at September 30, 2012 range between October 2012 and October 2013. Includes certain cash flow hedges which are not designated as hedging instruments.

		Third quarter ended September 30, 2012			Third quarter ended October 2, 2011
Derivatives designated as cash flow hedging instruments(3)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)
Forward currency contracts	Cost of sales	$(5,717)	$302	$(5,415)	$21,087	$1,416	$22,503
Interest rate forwards(2)	Interest (expense)	0	172	172	0	173	173

Total		(5,717)	474	(5,243)	21,087	1,589	22,676
Income tax effect	Income taxes	1,569	(125)	1,444	(5,950)	(442)	(6,392)

Net of income taxes		$(4,148)	$349	$(3,799)	$15,137	$1,147	$16,284

		Year-to-date period ended September 30, 2012			Year-to-date period ended October 2, 2011
Derivatives designated as cash flow hedging instruments(3)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)
Forward currency contracts	Cost of sales	$(7,106)	$(1,992)	$(9,098)	$12,189	$6,637	$18,826
Interest rate forwards(2)	Interest (expense)	0	518	518	0	517	517

Total		(7,106)	(1,474)	(8,580)	12,189	7,154	19,343
Income tax effect	Income taxes	2,011	384	2,395	(3,525)	(2,003)	(5,528)

Net of income taxes		$(5,095)	$(1,090)	$(6,185)	$8,664	$5,151	$13,815

(1)	Other comprehensive income (“OCI”).
(2)	The Company entered into and settled interest rate forwards in 2010 relating to the Company’s outstanding term debt.
(3)	Excludes amounts related to ineffectiveness, as they were not significant.

Derivatives relating to the TRS, and certain foreign currency contracts not designated as hedging instruments, resulted in a net loss of $2.9 million and a net gain of $1.0 million in the third quarters ended September 30, 2012 and October 2, 2011, respectively (loss of $0.4 million and gain of $4.5 million for the year-to-date periods ended September 30, 2012 and October 2, 2011, respectively).

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

While the Court found in favour of the Company on all claims, the plaintiffs have filed a Notice of Appeal with respect to the claims for breach of contract, breach of the duty of good faith and fair dealing, price maintenance and waiver of tort. In the plaintiffs more recent court filings, they have narrowed their appeal to include only breach of contract and breach of duty of good faith and fair dealing. The Company will continue to vigorously defend against the plaintiffs’ claim, and filed a factum in response to the plaintiff’s appeal in the third quarter of 2012. A hearing on the appeal will be held in the fourth quarter of 2012. If all potential appeals were determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial, and that the plaintiffs’ claims are without merit and will not be successful. However, if the matters were determined adversely to the Company at trial, and that determination was upheld by final order after all appeals, it is possible that the claims could have a material adverse impact on the Company’s financial statements.

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

NOTE 11 COMMON SHARES

Share repurchase programs

On February 23, 2012, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares. The Company’s common shares have been, and/or will be, purchased under the 2012 Program through a combination of 10b5-1 automatic trading plan purchases, private agreements with an arm’s length third party seller, and/or purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases have been, or will be, made on the TSX, the New York Stock Exchange (“NYSE”) and/or other Canadian marketplaces, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. The 2012 Program commenced on March 5, 2012 and is due to terminate on March 4, 2013, or earlier if the $200.0 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by the Company at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar amount of shares that may be repurchased under the 2012 Program.

In the year-to-date period ended September 30, 2012, the Company purchased and cancelled approximately 3.3 million common shares under the Company’s 2012 and 2011 repurchase programs for a total cost of approximately $172.7 million, of which $9.4 million reduced the stated value of common shares and the remainder was recorded as a reduction to Retained earnings on the Condensed Consolidated Statement of Equity.

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

NOTE 12 STOCK-BASED COMPENSATION

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
RSUs	$2,362	$1,752	$8,152	$5,207
Stock options and tandem SARs	(1,416)	1,208	3,634	7,608
DSUs(1)	(93)	359	936	1,666

Total stock-based compensation expense(2)	$853	$3,319	$12,722	$14,481

(1)	Deferred share units (“DSUs”).
(2)	Generally included in General and administrative expenses on the Condensed Consolidated Statement of Operations.

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs. The Company recognized a loss of $2.5 million and a gain of $0.9 million related to the TRS in the third quarters ended September 30, 2012 and October 2, 2011, respectively, in General and administrative expenses on the Condensed Consolidated Statement of Operations (gains of $0.9 million and $4.5 million in the year-to-date periods of 2012 and 2011, respectively).

The Company’s Human Resource and Compensation Committee (“HRCC”) approves all stock-based compensation awards. All awards granted after May 10, 2012 were granted under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by shareholders at the annual and special meeting of shareholders, held on May 10, 2012. The accounting terms under the 2012 Plan are consistent with those under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”).

Details of stock-based compensation grants and settlements are set forth below.

Deferred share units

Approximately 12,200 and 18,200 DSUs were granted during the year-to-date periods of 2012 and 2011, respectively, at a fair market value of $52.57 and $44.53, respectively. There were approximately 9,400 DSUs settled in the year-to-date period of 2012 (nil for the year-to-date period of 2011).

Restricted stock units

Activity for RSUs granted to employees under the Company’s 2006 Plan and the 2012 Plan (collectively, the “Plans”) for the periods are set forth below:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance at January 2, 2011	293	$32.83

Granted	165	$45.76
Dividend equivalent rights	5	45.53
Vested and settled	(138)	30.24
Forfeited	(19)	36.69

Balance at January 1, 2012	306	$40.91

Granted	190	$54.57
Dividend equivalent rights	5	50.77
Vested and settled	(41)	40.45
Forfeited	(15)	43.23

Balance at September 30, 2012	445	$46.79

In the year-to-date period ended September 30, 2012, the Company funded the TDL RSU Employee Benefit Plan Trust (the “Trust”), which, in turn, purchased approximately 112,000 common shares for $6.2 million (61,000 common shares for $2.8 million in the year-to-date period of 2011).

Stock options and tandem SARs

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance at January 2, 2011	1,086	$31.87

Granted	339	45.76
Exercised	(224)	30.56
Forfeited	(19)	35.10

Balance at January 1, 2012	1,182	$36.05

Granted	254	54.86
Exercised	(130)	32.25
Forfeited	(29)	38.16

Balance at September 30, 2012	1,277	$40.13

A total of 130,000 vested SARs were exercised and cash-settled, net of applicable withholding taxes, for $2.1 million, in the year-to-date period ended September 30, 2012 (196,000 vested SARs for $2.4 million in the year-to-date period of 2011). The associated options were cancelled.

The fair value of outstanding stock options with tandem SARs was determined at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model. The following assumptions were used to calculate the fair value of outstanding stock options/SARs:

	As at
	September 30, 2012	January 1, 2012
Expected share price volatility	15% – 22%	16% – 22%
Risk-free interest rate	1.0% – 1.2%	1.0% – 1.1%
Expected life	1.4 – 4.4 years	1.7 – 3.9 years
Expected dividend yield	1.6%	1.4%
Closing share price(1)	$51.16	$49.36

(1)	As quoted on the TSX.

NOTE 13 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company has consolidated 319 and 309 non-owned restaurants as at September 30, 2012 and January 1, 2012, respectively, or approximately 7.7% of the Company’s total systemwide restaurants at each of these dates. On average, a total of 316 and 270 non-owned restaurants were consolidated during the third quarters of 2012 and 2011, respectively (310 and 261 in the year-to-date periods of 2012 and 2011, respectively).

Advertising Funds

The Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”). To finance the Expanded Menu Board Program, a $95.8 million revolving credit facility was entered into in 2011. The facility is collateralized only by the Ad Fund’s assets. The Ad Fund had borrowings of $52.5 million and $10.0 million outstanding on this facility as at September 30, 2012 and January 1, 2012, respectively. Ad Fund borrowings are reflected in Advertising fund liabilities on the Condensed Consolidated Balance Sheet and Other financing activities on the Condensed Consolidated Statement of Cash Flows. These funds have been used to purchase related equipment of $50.6 million cumulatively since 2011. In the year-to-date period of 2012, $46.2 million is reflected in Capital expenditures on the Condensed Consolidated Statement of Cash Flows. The advertising levies, depreciation and interest costs associated with the Expanded Menu Board Program are presented on a gross basis on the Condensed Consolidated Statement of Operations.

Company contributions to the Canadian and U.S. advertising funds consisted of the following:

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Company contributions	$2,651	$2,514	$7,972	$7,347
Contributions from consolidated non-owned restaurants	3,169	2,672	9,232	7,421

Total Company contributions	$5,820	$5,186	$17,204	$14,768

These advertising funds spent approximately $49.3 million and $44.1 million in the third quarters of 2012 and 2011, respectively ($171.1 million and $156.3 million in the year-to-date periods of 2012 and 2011, respectively).

The revenues and expenses associated with the Company’s consolidated Non-owned Restaurant VIEs and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Third quarter ended
	September 30, 2012			October 2, 2011
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$85,442	$0	$85,442	$72,158	$0	$72,158
Advertising levies (1)	0	1,727	1,727	0	113	113

Total revenues	85,442	1,727	87,169	72,158	113	72,271
Cost of sales (2)	83,926	0	83,926	70,914	0	70,914
Operating expenses (1)	0	1,467	1,467	0	113	113
Other expense	0	0	0	900	0	900

Operating income	1,516	260	1,776	344	0	344
Interest expense	0	260	260	0	0	0

Income before taxes	1,516	0	1,516	344	0	344
Income taxes	260	0	260	176	0	176

Net income attributable to noncontrolling interests	$1,256	$0	$1,256	$168	$0	$168

	Year-to-date period ended
	September 30, 2012			October 2, 2011
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$248,915	$0	$248,915	$200,300	$0	$200,300
Advertising levies (1)	0	3,270	3,270	0	456	456

Total revenues	248,915	3,270	252,185	200,300	456	200,756
Cost of sales (2)	244,580	0	244,580	197,017	0	197,017
Operating expenses (1)	0	2,529	2,529	0	456	456
Other expense	0	0	0	900	0	900

Operating income	4,335	741	5,076	2,383	0	2,383
Interest expense	0	741	741	114	0	114

Income before taxes	4,335	0	4,335	2,269	0	2,269
Income taxes	709	0	709	475	0	475

Net income attributable to noncontrolling interests	$3,626	$0	$3,626	$1,794	$0	$1,794

(1)

Generally, the advertising levies that are not related to the Expanded Menu Board Program are netted with advertising and marketing expenses incurred by the advertising funds in operating expenses, as these contributions are designated for specific purposes. The Company acts as an agent with regard to these contributions.

(2)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.

The assets and liabilities associated with the Company’s consolidated Non-owned Restaurant VIEs and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	September 30, 2012		January 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$9,733	$0	$11,186	$0
Advertising fund restricted assets—current	0	42,391	0	37,765
Other current assets(1)	5,799	0	6,142	0
Property and equipment, net	19,144	59,987	19,492	20,814
Other long-term assets	232	2,257	312	2,850

Total assets	$34,908	$104,635	$37,132	$61,429

Notes payable to the Company—current (1)	$14,599	$0	$15,370	$0
Advertising fund liabilities—current (2)	0	103,213	0	59,420
Other current liabilities(1)	12,298	271	15,062	265
Notes payable to the Company—long-term (1)	1,005	0	849	0
Advertising fund liabilities—long-term	0	324	0	463
Other long-term liabilities	4,920	827	3,966	1,281

Total liabilities	32,822	104,635	35,247	61,429

Equity	2,086	0	1,885	0

Total liabilities and equity	$34,908	$104,635	$37,132	$61,429

(1)

Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

(2)	Includes $52.5 million and $10.0 million of borrowings drawn upon the revolving credit facilities as at September 30, 2012 and January 1, 2012, respectively.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

Trust

In connection with RSUs granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The cost of the shares held by the Trust of $15.6 million and $10.1 million as at September 30, 2012 and January 1, 2012, respectively, are presented as a reduction in outstanding common shares on the Condensed Consolidated Balance Sheet.

VIEs for which the Company is not the primary beneficiary

These VIEs are primarily real estate ventures, the most significant being the TIMWEN Partnership. The Company does not consolidate these entities as control is considered to be shared by both Tim Hortons and the other joint owner(s).

NOTE 14 SEGMENT REPORTING

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues(1)
Canada	$675,572	$617,824	$1,935,675	$1,764,055
U.S.	39,299	36,835	121,045	108,366

Total reportable segments	714,871	654,659	2,056,720	1,872,421
VIEs	87,169	72,271	252,185	200,756

Total	$802,040	$726,930	$2,308,905	$2,073,177

Operating income
Canada	$168,535	$160,386	$473,585	$448,343
U.S.	2,947	2,873	11,774	9,492

Total reportable segments	171,482	163,259	485,359	457,835
VIEs	1,776	344	5,076	2,383
Corporate charges(2)	(19,599)	(10,797)	(46,314)	(43,591)

Consolidated operating income	153,659	152,806	444,121	416,627
Interest, Net	(7,749)	(6,705)	(22,863)	(18,981)

Income before income taxes	$145,910	$146,101	$421,258	$397,646

Capital expenditures
Canada(3)	$45,717	$33,855	$124,486	$88,230
U.S.	15,827	8,762	34,516	17,801

Total	$61,544	$42,617	$159,002	$106,031

(1)	There are no inter-segment revenues included in the above table.
(2)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the net operating results from the Company’s GCC, Republic of Ireland and United Kingdom international operations, which continue to be managed corporately.

(3)

The third quarter of 2012 includes $15.4 million of capital spending by the Ad Fund ($46.2 million in the year-to-date period of 2012), related to the Expanded Menu Board Program (third quarter and year-to-date period of 2011: $0.3 million).

Consolidated Sales and Cost of Sales consisted of the following:

	Third quarter ended		Year-to-date period ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales
Distribution sales	$475,243	$432,923	$1,386,245	$1,245,227
Company-operated restaurant sales	7,856	6,407	20,455	18,496
Sales from VIEs	85,442	72,158	248,915	200,300

Total Sales	$568,541	$511,488	$1,655,615	$1,464,023

Cost of sales
Distribution cost of sales	$415,217	$383,866	$1,216,294	$1,095,763
Company-operated restaurant cost of sales	8,042	6,519	21,819	18,552
Cost of sales from VIEs	75,136	62,611	219,007	175,064

Total Cost of sales	$498,395	$452,996	$1,457,120	$1,289,379

NOTE 15 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU are intended to enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP; or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the potential impact, if any, that the adoption of this ASU may have on its Condensed Consolidated Financial Statements and related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2011 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended January 1, 2012 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 28, 2012, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC and the CSA on November 8, 2012. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included in our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement,” and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contain certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a reconciliation to GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc. and its subsidiaries, unless specifically noted otherwise.

Description of Business

We franchise Tim Hortons restaurants primarily in Canada and the U.S. As the franchisor, we collect royalty income from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants, which generates a recurring stream of rental income. As of September 30, 2012, we leased or owned the real estate for approximately 83% of our full-serve system restaurants in North America. Real estate that is not controlled by us is generally for non-standard restaurants, including, for example, full-serve kiosks in offices, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas and convenience locations, grocery stores and for our international locations. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to system restaurants in Canada through our 5 distribution centres, and, in some cases, through third-party distributors. In addition to dry goods, we also supply frozen and some refrigerated products from our Guelph and Kingston distribution facilities to restaurants in our Ontario and Quebec markets. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration model, we also operate 2 coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Executive Overview

We continued to drive same-store sales growth in both Canada and the U.S. during the quarter, which we believe demonstrates the continued resilience and positioning of our brand. The macro operating environment in the third quarter remained challenging due to continued sluggish economic growth and fragile consumer confidence, leading to constrained discretionary spending. The challenging economic conditions led to an intensified competitive environment with companies working to reinforce value positioning and increasing promotional activities. We believe this overall macro operating environment, and hotter weather than normal, affected our growth during the quarter.

Systemwide sales grew 5.9% in the third quarter of 2012, driven by new restaurant development in both Canada and the U.S. and by continued same-store sales growth of 1.9% in Canada and 2.3% in the U.S. Year-to-date, systemwide sales grew by 7.0%, led by new restaurant development and same-store sales growth of 2.9% in Canada and 5.1% in the U.S. Total systemwide transactions in Canada continued to grow during both the third quarter and year-to-date period of 2012. We continue to pursue initiatives in targeted Canadian markets to expand restaurant capacity, such as double-order drive-thrus, to increase our ability to service more guests. We also continued to grow total systemwide transactions in the U.S. during the third quarter and the year-to-date period of 2012.

Same-store sales growth in Canada, during the third quarter of 2012, was driven by a higher average cheque due primarily to favourable product mix, and to a lesser extent, pricing. Higher average cheque growth more than offset a decline in same-store transactions. For the year-to-date period of 2012, same-store sales growth in Canada was driven primarily by the same factors noted above.

In the U.S., same-store sales growth benefited from a higher average cheque, which was driven by a combination of pricing, and to a lesser extent, favourable product mix. Higher average cheque growth more than offset a decline in same-store transactions during the third quarter of 2012. For the year-to-date period of 2012, same-store sales growth in the U.S. was driven by the same factors noted above. In addition, U.S. same-store transactions increased slightly in the year-to-date period of 2012.

Our annual same-store sales growth performance in Canada year-to-date is trending slightly below our previously stated target of 3% to 5%. We have a number of initiatives underway in the fourth quarter, including the promotion of our Panini sandwiches nationally across Canada and the recent introduction of our premium-blend coffee, decaffeinated coffee, and lattes, in a single-serve format using the Tassimo® T Disc on-demand beverage platform, which is being sold in Tim Hortons restaurants in Canada and the U.S., and select online channels. In addition, we will also maintain our focus on hospitality, speed of service and convenience for our guests as we continue to reinforce our core brand positioning of quality products at reasonable prices. We expect these initiatives should contribute to same-store sales performance and help offset some of the impacts of continued macro environment challenges in the fourth quarter.

In August 2012, we announced an organizational structure which includes a Corporate Centre and new Business Unit design. We have begun to implement this new structure and are in the process of realigning roles and responsibilities under that new structure. As a result, we incurred $8.6 million and $9.8 million of Corporate reorganizational costs in the third quarter and year-to-date period of 2012, respectively (see Results of Operations—Corporate Reorganization Costs). We believe that the new structure will facilitate strategy execution as we continue to grow our business, streamline decision-making, and generate efficiencies across the Company. We are targeting a completion date for the reorganization in the first half of 2013 and expect to incur additional costs in future periods, the total amount of which is not yet determinable.

Operating income was $153.7 million in the third quarter of 2012 compared to $152.8 million in the third quarter of 2011, increasing $0.9 million, or 0.6%. Adjusted operating income, which excludes Corporate reorganization costs (see non-GAAP reconciliation on page 24) increased $9.4 million, or 6.2%, driven primarily by systemwide sales growth in both Canada and the U.S., resulting in higher rents and royalties and distribution income. Partially offsetting this growth was higher general and administrative expenses related primarily to higher salaries and benefits.

Year-to-date, operating income was $444.1 million in 2012 compared to $416.6 million in 2011, increasing $27.5 million or 6.6%. Adjusted operating income, which excludes Corporate reorganization costs in 2012 and, comparatively, the $6.3 million charge in 2011 associated with the separation agreement with our previous CEO (“CEO Separation Agreement”), (see non-GAAP reconciliation on page 24) increased $31.1 million, or 7.4%, year-over-year. In addition to the factors noted in the third quarter, on a year-to-date basis, operating income growth was partially offset by lower franchise fee income.

Net income attributable to Tim Hortons Inc. was $105.7 million in the third quarter of 2012 compared to $103.6 million in the third quarter of 2011, increasing $2.1 million, or 2.0%. Year-to-date, net income attributable to Tim Hortons Inc. increased $22.7 million, or 8.1% to $302.5 million in 2012 compared to $279.9 million in 2011. The primary factors driving the increase in both periods was higher operating income, as noted above, and a lower effective tax rate on these earnings, partially offset by higher net interest expense.

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) was $0.68 in the third quarter of 2012, compared to $0.65 in the third quarter of 2011, increasing 5.3%. In addition to higher net income attributable to Tim Hortons Inc., our EPS growth continued to benefit from the positive, cumulative impact of our share repurchase program. On average, we had approximately 155.1 million fully diluted common shares outstanding during the third quarter of 2012, which was, on average, approximately 5.0 million, or 3.1%, fewer fully diluted common shares outstanding than in the third quarter of 2011. The Corporate reorganization costs incurred in the third quarter of 2012 reduced EPS by approximately $0.04.

Year-to-date, EPS increased 13.5% to $1.94 in 2012 compared to $1.71 in 2011. Our share repurchase programs were also strong contributors to EPS growth in the year-to-date period. Corporate reorganization costs incurred in 2012 reduced our year-to-date EPS by approximately $0.05, whereas the CEO Separation Agreement reduced EPS by approximately $0.03 in the comparative period of 2011. Our 2012 earnings outlook communicated in February 2012 of $2.65 per share to $2.75 per share did not contemplate the $0.05 per share Corporate reorganization charge incurred year-to-date or any potential reorganization-related charge in the fourth quarter of 2012.

Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date period ended
($ in millions, except per share data)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Systemwide sales growth(1)	5.9%	8.2%	7.0%	6.8%
Same-store sales growth
Canada	1.9%	4.7%	2.9%	3.5%
U.S.	2.3%	6.3%	5.1%	5.9%
Systemwide restaurants	4,138	3,871	4,138	3,871
Revenues	$802.0	$726.9	$2,308.9	$2,073.2
Operating income	$153.7	$152.8	$444.1	$416.6
Adjusted operating income(2)	$162.2	$152.8	$454.0	$422.9
Net income attributable to Tim Hortons Inc.	$105.7	$103.6	$302.5	$279.9
Diluted EPS	$0.68	$0.65	$1.94	$1.71
Weighted average number of common shares outstanding—Diluted (in millions)	155.1	160.1	156.2	164.0

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 6.1% and 7.6% for the third quarters of 2012 and 2011, respectively (7.3% and 6.3% in the year-to-date periods of 2012 and 2011, respectively).

(2)

Adjusted operating income is a non-GAAP measure. As applicable, adjusted operating income for the third quarter and year-to-date periods of 2012 and 2011 adds back the Corporate reorganization costs and CEO Separation Agreement, respectively. Management uses adjusted operating income to assist in the evaluation of year-over-year operating performance, and believes that it will be helpful to investors as a measure of underlying operational growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	Third quarter ended		Change from prior year
	September 30, 2012	October 2, 2011	$	%
	(in millions, except for percentages)
Operating income	$153.7	$152.8	$0.9	0.6%
Add: Corporate reorganization costs	8.6	—	8.6	n/m

Adjusted operating income	$162.2	$152.8	$9.4	6.2%

	Year-to-date period ended		Change from prior year
	September 30, 2012	October 2, 2011	$	%
	(in millions, except for percentages)
Operating income	$444.1	$416.6	$27.5	6.6%
Add: Corporate reorganization costs	9.8	—	9.8	n/m
Add: CEO Separation Agreement	—	6.3	(6.3)	n/m

Adjusted operating income	$454.0	$422.9	$31.1	7.4%

All numbers rounded

n/m – not meaningful

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

Our financial results are driven by changes in systemwide sales, primarily in Canada and the U.S., with approximately 99.4% of our system franchised. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 310 and 261 non-owned restaurants, on average, for the year-to-date periods of 2012 and 2011, respectively, whose results of operations are consolidated with ours pursuant to variable interest entity accounting rules. The amount of systemwide sales impacts our rental and royalties revenues, as well as our distribution revenues.

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

Same-Store Sales Growth

Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for thirteen or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including new product introductions, improvements in restaurant speed of service and other operational efficiencies, hospitality initiatives, frequency of guest visits, expansion into, and enhancement of, broader menu offerings, promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same level of purchases at the new pricing level.

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. During the third quarter of 2012, we promoted our cold beverage category, with a focus on Frozen Lemonade (Canada only) and Iced Lattes, as well as a number of our sandwiches. In Canada, we featured breakfast sandwiches on a cheese bagel and introduced our new Chicken Mini sandwiches. In the U.S. we focused on our Panini sandwiches with our Tuscan Chicken Panini and the introduction of our new flatbread breakfast Panini. Recognizing the continued pressure on consumer discretionary spending, we also provided our guests with a number of featured items at attractive price points and product bundling discounts. In Canada, we offered Frozen Lemonade for $1 throughout the summer and periodically offered bundling discounts on breakfast sandwiches and strudels, when purchased with a hot beverage. In the U.S., we periodically featured a number of products at the $0.99 price point, such as Iced Coffee, Frozen Lemonade and Brewed Iced Tea and offered a bundling discount on a bagel when purchased with a beverage.

Other Operational Initiatives

We continue to make excellent progress on a number of initiatives in Canada. We have substantially completed the installation of Wi-Fi in our restaurants with free internet access at more than 2,000 of our Canadian restaurants, which provides our guests with the added convenience of staying connected while visiting our restaurants. We have also installed digital menu boards to enhance the overall guest experience inside more than 85% of our existing full-serve restaurants and expect the remaining interior installations to be completed in the fourth quarter of 2012. We will continue to implement our enhanced drive-thru menu boards into 2013 and the first stages of drive-thru enhancements, including the new double order stations, as part of our capacity-building efforts. These initiatives support our ‘More than a Great Brand’ strategic plan, which is designed to drive growth over the life of the plan through a range of strategies and initiatives.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has historically been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the third quarters and year-to-date periods ended September 30, 2012 and October 2, 2011:

	Third quarter ended September 30, 2012			Third quarter ended October 2, 2011
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	40	4	44	38	3	41
Restaurants closed	(5)	0	(5)	(4)	(1)	(5)

Net change	35	4	39	34	2	36

U.S.
Restaurants opened	21	1	22	12	11	23
Restaurants closed	(1)	0	(1)	0	0	0

Net change	20	1	21	12	11	23

International (GCC)
Restaurants opened	7	0	7	1	0	1

Total Company
Restaurants opened	68	5	73	51	14	65
Restaurants closed	(6)	0	(6)	(4)	(1)	(5)

Net change	62	5	67	47	13	60

	Year-to-date period ended September 30, 2012			Year-to-date period ended October 2, 2011
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	80	5	85	90	6	96
Restaurants closed	(10)	(5)	(15)	(17)	(2)	(19)

Net change	70	0	70	73	4	77

U.S.
Restaurants opened	33	11	44	26	18	44
Restaurants closed	(2)	(1)	(3)	(1)	—	(1)

Net change	31	10	41	25	18	43

International (GCC)
Restaurants opened	13	—	13	1	—	1

Total Company
Restaurants opened	126	16	142	117	24	141
Restaurants closed	(12)	(6)	(18)	(18)	(2)	(20)

Net change	114	10	124	99	22	121

From the end of the third quarter of 2011 to the end of the third quarter of 2012, we opened 267 system restaurants, net of restaurant closures, including both full-serve and self-serve locations. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, permitting us to upgrade size and layout or add a drive-thru, or when a restaurant performs below our expectations for an extended period of time. These closures typically occur at the end of a lease term or at the end of the useful life of the principal asset.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales and, therefore, lower associated royalties and distribution income. In the U.S., self-serve locations are intended to increase our brand presence and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we use self-serve kiosks in locations where existing full-serve restaurants are at capacity, among other reasons.

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

In addition, we have exclusive development rights in Canada, and certain rights to use licenses within the U.S. within Tim Hortons locations, to operate Cold Stone Creamery® ice cream and frozen confection retail outlets. As of September 30, 2012, we had 246 co-branded locations, including 142 co-branded locations in Tim Hortons restaurants in Canada and 104 co-branded locations in the U.S. (97 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations).

The following table shows our restaurant count, by restaurant type, in Canada, the U.S., and the GCC:

Systemwide Restaurant Count

	As at:
	September 30, 2012	January 1, 2012	October 2, 2011
Canada
Company-operated	15	10	11
Franchised—standard and non-standard	3,231	3,166	3,099
Franchised—self-serve kiosks	119	119	115

Total	3,365	3,295	3,225

% Franchised	99.6%	99.7%	99.7%
U.S.
Company-operated	8	8	10
Franchised—standard and non-standard	573	542	494
Franchised—self-serve kiosks	174	164	141

Total	755	714	645

% Franchised	98.9%	98.9%	98.4%
International (GCC)
Franchised—standard and non-standard	18	5	1

% Franchised	100.0%	100.0%	100.0%
Total system
Company-operated	23	18	21
Franchised—standard and non-standard	3,822	3,713	3,594
Franchised—self-serve kiosks	293	283	256

Total	4,138	4,014	3,871

% Franchised	99.4%	99.6%	99.5%

Segment Operating Income

Systemwide sales and same-store sales growth are affected by the economic, competitive, and business environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We, therefore, have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes the gross operating results of all manufacturing and distribution operations that are located in its respective geographic locations. We continue to manage corporately the development of our international operations in the Republic of Ireland and the United Kingdom, which consist primarily of 241 branded, licensed self-serve kiosk locations at the end of the third quarter of 2012 (255 at the end of the third quarter of 2011). In addition, our international operations include our expansion into the GCC, which is in its early stages and is also being managed corporately. As such, results from these operations, which are not currently significant, are included in Corporate charges in our segmented operating results. Corporate charges also include overhead costs that support all business segments. Our reportable segments exclude the financial results of VIEs, reflective of the way our business is managed.

The following tables contain information about the operating income of our reportable segments:

	Third quarter ended				Change
	September 30, 2012	% of Revenues	October 2, 2011	% of Revenues	Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$168,535	21.0%	$160,386	22.1%	$8,149	5.1%
U.S.	2,947	0.4%	2,873	0.4%	74	2.6%

Total reportable segments	171,482	21.4%	163,259	22.5%	8,223	5.0%
VIEs	1,776	0.2%	344	0.0%	1,432	n/m
Corporate charges	(19,599)	(2.4)%	(10,797)	(1.5)%	(8,802)	81.5%

Consolidated operating income	$153,659	19.2%	$152,806	21.0%	$853	0.6%

	Year-to-date period ended				Change
	September 30, 2012	% of Revenues	October 2, 2011	% of Revenues	Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$473,585	20.5%	448,343	21.6%	25,242	5.6%
U.S.	11,774	0.5%	9,492	0.5%	2,282	24.0%

Total reportable segments	485,359	21.0%	457,835	22.1%	27,524	6.0%
VIEs	5,076	0.2%	2,383	0.1%	2,693	n/m
Corporate charges	(46,314)	(2.0)%	(43,591)	(2.1)%	(2,723)	6.2%

Consolidated operating income	$444,121	19.2%	$416,627	20.1%	$27,494	6.6%

n/m	Not meaningful

Consolidated operating income increased by $0.9 million in the third quarter of 2012 and $27.5 million in the year-to-date period of 2012. Operating income growth was driven by continued growth in our Canadian and U.S. operating segments. In addition, VIE operating income contributed to our operating income growth year-over-year. Partially offsetting this growth were higher Corporate charges related primarily to the reorganization costs incurred in the third quarter of 2012.

Canada

Operating income was $168.5 million in the third quarter of 2012, compared to $160.4 million in the third quarter of 2011, increasing $8.1 million, or 5.1%. Systemwide sales growth of 5.4%, driven by incremental sales from the net addition of 140 new restaurants year-over-year and same-store sales growth of 1.9%, resulted in higher rents and royalties and distribution income and was the primary growth driver. Also contributing to growth were lower distribution costs, due in part to operational improvements in our new Kingston replacement distribution centre year-over-year as we incurred start-up costs in 2011, and favourable product mix in distribution. Partially offsetting these growth factors were higher general and administration expenses due primarily to higher salaries and benefits required to support the growth of the business and higher project-related and renovation expenses. Total restaurant transactions continued to grow during the third quarter and year-to-date periods of 2012 as a result of the addition of new restaurants.

Same-store sales growth in Canada, during the third quarter of 2012, was driven by a higher average cheque due primarily to favourable product mix, and to a lesser extent, pricing. Our product mix continued to benefit from our espresso and latte beverages, which were introduced in the first quarter. In addition, product mix benefited later in the third quarter from the staggered regional introduction of Panini sandwiches. Higher average cheque growth more than offset a decline in same-store transactions. For the year-to-date period of 2012, same-store sales growth in Canada was driven primarily by the same factors noted above.

We opened 44 restaurants and closed 5 in the third quarter of 2012, compared to opening 41 restaurants and closing 5 in the third quarter of 2011. We will continue to focus on improving speed of service, as we build incremental capacity at existing restaurants through a number of initiatives, and on increased convenience through the net addition of new restaurants in Canada.

Operating income increased $25.2 million, or 5.6%, to $473.6 million in the year-to-date period of 2012 compared to $448.3 million in the comparable period of 2011. The same factors influencing growth rates in the third quarter were prevalent year-to-date, with the exception that systemwide sales growth was stronger, resulting in higher growth from rents and royalties and distribution income. Partially offsetting these growth factors was lower franchise fee income related primarily to timing of restaurant openings year-over-year and higher support costs. In addition, we had a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain in the second quarter of 2011, which negatively impacted operating income growth year-over-year. Canadian systemwide sales growth was 6.4% in the year-to-date period of 2012, driven by the net addition of restaurants and same-store sales growth of 2.9%. From a development perspective, we opened 85 restaurants and closed 15 in the year-to-date period of 2012, compared to opening 96 restaurants and closing 19 in the year-to-date period of 2011.

U.S.

Operating income increased $0.1 million, or 2.6% to $2.9 million in third quarter of 2012. Systemwide sales grew 9.7% in the third quarter of 2012, driven by the net addition of 74 new full-serve restaurants year-over-year and continued same-store sales growth of 2.3%, which resulted in higher rents and royalties and distribution income. Also contributing to growth year-over-year were favourable product mix in distribution and higher manufacturing income. Our operating income growth also benefited from a net charge of $0.6 million related primarily to an allowance on notes receivable incurred in the third quarter of 2011. Partially offsetting operating income growth in the third quarter of 2012 were higher relief relating primarily to restaurants that have been open for less than 13 months, and higher general and administrative costs due to higher salaries and benefits required to support the growth of the business. Total restaurant transactions continued to grow during the third quarter of 2012 as a result of the addition of new restaurants.

In the U.S., same-store sales growth benefited from a higher average cheque which was driven by a combination of pricing and favourable product mix. Product mix benefited primarily from the introduction of our new Breakfast Panini sandwiches and our Iced Espresso lattes, both of which we promoted during the third quarter. Higher average cheque growth more than offset a decline in same-store transactions during the third quarter of 2012. For the year-to-date period of 2012, same-store sales growth in the U.S. was driven by the same factors noted above. In addition, same-store transactions increased slightly in the year-to-date period of 2012.

We opened 22 restaurants and closed 1 in the U.S. in the third quarter of 2012 (including the net addition of 1 self-serve kiosk), compared to 23 openings (including the addition of 11 self-serve kiosks) in the third quarter of 2011.

For the year-to-date period of 2012, operating income increased $2.3 million, or 24.0%, to $11.8 million, compared to $9.5 million in the year-to-date period of 2011. The same factors influencing growth rates in the third quarter were prevalent in the year-to-date period, with the exception that systemwide sales growth had a greater impact in the year-to-date period, resulting in higher growth from rents and royalties and distribution income. Systemwide sales growth was 12.7% in the year-to-date period of 2012, driven by the net addition of restaurants and continued same-store sales growth of 5.1%. We opened 44 restaurants and closed 3 in the year-to-date period of 2012 (including the net addition of 10 self-serve kiosks) compared to opening 44 restaurants and closing 1 in the year-to-date period of 2011 (including the net addition of 18 self-serve kiosks).

Variable Interest Entities (“VIEs”)

Operating income for VIEs pertains primarily to the non-owned entities that operate restaurants where we may own the equipment in addition to controlling the real estate and, for accounting purposes, we are deemed to be the primary beneficiary (“Non-owned Restaurants”). Beginning in 2012, operating income also includes advertising levies and depreciation associated with the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”), as the Ad Fund retains ownership and controls this equipment. Generally, advertising levies and advertising and marketing expenses incurred by our advertising funds that are not related to the Expanded Menu Board Program continue to be netted in operating expenses as the Company acts as an agent with regard to these contributions.

In the third quarter of 2012, the operating income for VIEs was $1.8 million, including $0.3 million associated with the Ad Fund. Comparatively, operating income was $0.3 million in the third quarter of 2011, which included an asset impairment charge of $0.9 million related to VIEs in the Portland market. We consolidated 316 and 270 Non-owned Restaurants, on average, in the third quarters of 2012 and 2011, respectively. In the year-to-date period of 2012, operating income was $5.1 million, including $0.7 million from the Ad Fund. Comparatively, operating income was $2.4 million in the year-to-date period of 2011, including the $0.9 million impairment charge. We consolidated, on average, 310 and 261 Non-owned Restaurants in the year-to-date periods of 2012 and 2011, respectively.

The increase in Non-owned Restaurants consolidated as VIEs year-over-year relates primarily to an increase in restaurants opening under operator agreements, principally in the U.S., which require minimal up-front capital from the restaurant owner. Operating income related to our VIEs depends largely on the number of Non-owned Restaurants consolidated, but also varies depending on the size, type, same-store sales growth and, ultimately, average unit volumes and financial results of the Non-owned Restaurants. The consolidation of VIEs also has the effect of reducing overall operating margins as a percentage of revenues, given the nature of the entities consolidated.

Corporate Charges

Corporate charges were $19.6 million and $10.8 million in the third quarters of 2012 and 2011, respectively. The increase was primarily driven by $8.6 million in Corporate reorganization costs (see Results of Operations—Corporate Reorganization Costs). On a year-to-date basis, Corporate charges were $46.3 million and $43.6 million in 2012 and 2011, respectively. Corporate reorganization costs were $9.8 million in 2012 and a $6.3 million charge related to the CEO Separation Agreement was incurred in 2011. Partially offsetting these higher costs were lower professional fees year-over-year.

Results of Operations

Below is a summary of comparative results of operations, which is followed by a more detailed discussion of results for the third quarter and year-to-date period of 2012, as compared to the third quarter and year-to-date period of 2011:

	Third quarter ended				Change (1)
	September 30, 2012	% of Revenues	October 2, 2011	% of Revenues	Dollars	Percentage
	($’s in thousands)
Revenues
Sales	$568,541	70.9%	$511,488	70.4%	$57,053	11.2%
Franchise revenues
Rents and royalties (2)	201,556	25.1%	188,956	26.0%	12,600	6.7%
Franchise fees	31,943	4.0%	26,486	3.6%	5,457	20.6%

	233,499	29.1%	215,442	29.6%	18,057	8.4%

Total revenues	802,040	100.0%	726,930	100.0%	75,110	10.3%

Costs and expenses
Cost of sales	498,395	62.1%	452,996	62.3%	45,399	10.0%
Operating expenses	73,986	9.2%	65,348	9.0%	8,638	13.2%
Franchise fee costs	32,083	4.0%	26,117	3.6%	5,966	22.8%
General and administrative expenses	39,354	4.9%	34,744	4.8%	4,610	13.3%
Corporate reorganization expenses	8,565	1.1%	—	—%	8,565	n/m
Equity (income)	(3,951)	(0.5)%	(3,855)	(0.5)%	(96)	2.5%
Other (income), net	(51)	(0.0)%	(1,226)	(0.2)%	1,175	n/m

Total costs and expenses, net	648,381	80.8%	574,124	79.0%	74,257	12.9%

Operating income	153,659	19.2%	152,806	21.0%	853	0.6%
Interest (expense)	(8,509)	(1.1)%	(7,443)	(1.0)%	(1,066)	14.3%
Interest income	760	0.1%	738	0.1%	22	3.0%

Income before income taxes	145,910	18.2%	146,101	20.1%	(191)	(0.1)%
Income taxes	38,956	4.9%	42,302	5.8%	(3,346)	(7.9)%

Net income	106,954	13.3%	103,799	14.3%	3,155	3.0%
Net income attributable to noncontrolling interests	1,256	0.2%	168	0.0%	1,088	n/m

Net income attributable to Tim Hortons Inc.	$105,698	13.2%	$103,631	14.3%	$2,067	2.0%

n/m	Not meaningful
(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the third quarter of 2012.

(2)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; (ii) advertising levies of $1.7 million and $0.1 million in 2012 and 2011, respectively, associated with the Ad Fund (see note 13 to the Condensed Consolidated Financial Statements); and (iii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 316 and 270 Non-Owned Restaurants, on average, in the third quarter of 2012 and 2011, respectively, whose results of operations are consolidated pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Q3 2012	Q3 2011
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$1,519,879	$1,443,109
U.S. (U.S. dollars)	$130,910	$119,115

	Year-to-date period ended				Change (1)
	September 30, 2012	% of Revenues	October 2, 2011	% of Revenues	Dollars	Percentage
	($’s in thousands)
Revenues
Sales	$1,655,615	71.7%	$1,464,023	70.6%	$191,592	13.1%
Franchise revenues
Rents and royalties (2)	580,715	25.2%	542,175	26.2%	38,540	7.1%
Franchise fees	72,575	3.1%	66,979	3.2%	5,596	8.4%

	653,290	28.3%	609,154	29.4%	44,136	7.2%

Total revenues	2,308,905	100.0%	2,073,177	100.0%	235,728	11.4%

Costs and expenses
Cost of sales	1,457,120	63.1%	1,289,379	62.2%	167,741	13.0%
Operating expenses	213,770	9.3%	192,604	9.3%	21,166	11.0%
Franchise fee costs	77,159	3.3%	67,853	3.3%	9,306	13.7%
General and administrative expenses	118,599	5.1%	118,709	5.7%	(110)	(0.1)%
Corporate reorganization expenses	9,842	0.4%	—	—%	9,842	n/m
Equity (income)	(11,056)	(0.5)%	(10,788)	(0.5)%	(268)	2.5%
Other (income), net	(650)	(0.0)%	(1,207)	(0.1)%	557	(46.1)%

Total costs and expenses, net	1,864,784	80.8%	1,656,550	79.9%	208,234	12.6%

Operating income	444,121	19.2%	416,627	20.1%	27,494	6.6%
Interest (expense)	(25,057)	(1.1)%	(22,246)	(1.1)%	(2,811)	12.6%
Interest income	2,194	0.1%	3,265	0.2%	(1,071)	(32.8)%

Income before income taxes	421,258	18.2%	397,646	19.2%	23,612	5.9%
Income taxes	115,088	5.0%	115,993	5.6%	(905)	(0.8)%

Net income	306,170	13.3%	281,653	13.6%	24,517	8.7%
Net income attributable to noncontrolling interests	3,626	0.2%	1,794	0.1%	1,832	n/m

Net income attributable to Tim Hortons Inc.	$302,544	13.1%	$279,859	13.5%	$22,685	8.1%

n/m	Not meaningful
(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the year-to-date period ended September 30, 2012.

(2)

Rents and royalties revenues consist of: (i) royalties, which typically range from 3.0% to 4.5% of gross franchised restaurant sales; (ii) advertising levies of $3.3 million and $0.5 million in 2012 and 2011, respectively, associated with the Ad Fund (see note 13 to the Condensed Consolidated Financial Statements); and (iii) rents, which consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 310 and 261 Non-owned Restaurants, on average, in the year-to-date periods of 2012 and 2011, respectively, whose results of operations are consolidated pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental income, which are included in our franchise revenues, as well as distribution income. The reported franchised restaurant sales (including those consolidated pursuant to applicable accounting rules) were:

	Year-to-date 2012	Year-to-date 2011
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$4,399,236	$4,135,845
U.S. (U.S. dollars)	$390,512	$347,290

Revenues

Our revenues include Sales, which is comprised of distribution sales, sales from Company-operated restaurants, and sales from VIEs that we consolidate for accounting purposes as we are deemed to be the primary beneficiary. Our revenues also include Franchise revenues, which included rents and royalties and franchise fees.

Sales

Sales for the third quarter of 2012 increased $57.1 million, or 11.2%, over the third quarter of 2011, to $568.5 million and, for the year-to-date period of 2012, increased $191.6 million, or 13.1%, to $1,655.6 million. The increase in sales during both periods was primarily driven from our distribution business and higher VIE sales.

Distribution sales. Distribution sales were $475.2 million in the third quarter of 2012, compared to $432.9 million in the third quarter of 2011, increasing $42.3 million, or 9.8%, year-over-year. Systemwide sales growth increased distribution sales by approximately $36.0 million due to the higher number of system restaurants year-over-year, continued same-store sales growth, and products newly managed through our supply chain. In addition, favourable product mix and pricing represented approximately $5.6 million of the increase in distribution sales.

For the year-to-date period of 2012, distribution sales increased $141.0 million, or 11.3%, to $1,386.2 million compared to $1,245.2 million in the year-to-date period of 2011. Growth year-over-year was related primarily to systemwide sales growth, contributing approximately $86.8 million, and pricing and favourable product mix, approximately $52.3 million, due primarily to higher prices for coffee and other commodities, reflective of their higher underlying costs.

Our distribution revenues continue to be subject to changes related to the underlying costs of key commodities, such as coffee, wheat, sugar, and other product costs. Increases and decreases in underlying costs are largely passed through to restaurant owners, which typically occurs after changes in market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for 6 months of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency fluctuations. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins as a percentage of revenues in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter. This was the case in the year-to-date period of 2011, with a temporary positive impact from the timing of coffee pricing and underlying costs in our supply chain. This temporary positive impact reversed in the fourth quarter of 2011 and had a neutral effect on fiscal 2011.

Company-operated restaurant sales. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Company-operated restaurant sales were $7.9 million in the third quarter of 2012, compared to $6.4 million in the third quarter of 2011. On average, we operated 25 Company-operated restaurants during the third quarter of 2012 compared to 21 during the third quarter of 2011. The increase in sales was primarily due to the increased number of restaurants.

For the year-to-date period of 2012, Company-operated restaurant sales were $20.5 million compared to $18.5 million in the year-to-date period of 2011. On average, we operated 22 and 19 Company-operated restaurants during the year-to-date periods of 2012 and 2011, respectively. The increase in sales was primarily due to the increased number of restaurants, partially offset by a higher proportion of Company-operated restaurants in the U.S. year-over-year, which have lower sales than Company-operated restaurants in Canada.

We ended the third quarter of 2012 with 15 Company-operated restaurants in Canada, and 8 in the U.S., representing in total approximately 0.6% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. Therefore, Company-operated restaurant sales are also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales represent sales from the consolidation of certain Non-owned Restaurants of which we are deemed to be the primary beneficiary. VIEs’ sales were $85.4 million and $72.2 million in the third quarters of 2012 and 2011, respectively, and were $248.9 million and $200.3 million in the year-to-date periods of 2012 and 2011, respectively. The increase in sales of $13.3 million and $48.6 million during both of these periods was primarily due to an increase in the number of Non-owned Restaurants consolidated in both the U.S. and Canada, and from same-store sales growth at existing consolidated restaurants. During the third quarter of 2012, we consolidated approximately 316 Non-owned Restaurants (118 in Canada and 198 in the U.S.), on average, compared to 270 Non-owned Restaurants (105 in Canada and 165 in the U.S.), on average, during the third quarter of 2011. Year-to-date in 2012, we consolidated 310 Non-owned Restaurants, on average, compared to 261 Non-owned Restaurants year-to-date in 2011. The increase in Non-owned Restaurants consolidated as VIEs during these periods relates primarily to an increase in restaurants opening under operator agreements, primarily in the U.S., which require minimal up-front capital from the restaurant owner.

Franchise Revenues

Rents and royalties. Revenues from rents and royalties increased $12.6 million, or 6.7%, to $201.6 million in the third quarter of 2012, from $189.0 million in the third quarter of 2011. Rents and royalties growth was driven primarily by sales from the net addition of 211 new full-serve restaurants in Canada and the U.S. year-over-year and by same-store sales growth, both of which resulted in approximately $11.7 million, or 6.2%, growth in rents and royalties revenues. In addition, we recognized the advertising levies specifically attributed to the Expanded Menu Board Program of $1.6 million in the third quarter of 2012. Partially offsetting these growth factors was the negative impact resulting from a greater number of consolidated Non-owned Restaurant VIEs, which reduced growth as the consolidation of Non-owned Restaurant VIEs essentially replaces our rents and royalties revenues with restaurant sales, which are included in VIE sales (see above).

For the year-to-date period of 2012, rents and royalties increased $38.5 million, or 7.1%, to $580.7 million, compared to $542.2 million in the year-to-date period of 2011. Similar to the third quarter, the primary driver was higher systemwide sales, which resulted in $40.0 million, or 7.4%, growth in rents and royalties. Advertising levies specifically attributed to the Expanded Menu Board Program of $2.8 million were also recognized. Partially offsetting this growth was the negative impact, as noted above, of consolidated Non-owned Restaurant VIEs.

Franchise fees. Franchise fees were $31.9 million in the third quarter of 2012, increasing $5.5 million from the third quarter of 2011. A combination of a higher number of standard restaurant sales of equipment packages and a higher number of renovations were the primary factors resulting in higher franchise fee revenues.

In the third quarter of 2012, we opened a total of 61 full-serve standard and non-standard restaurants in Canada and the U.S. compared to 50 full-serve standard and non-standard restaurants in the third quarter of 2011. In the third quarter of 2012, we opened more restaurants under operator agreements in the U.S., which do not result in the recognition of any franchise fees as we retain ownership of the equipment. In addition, we had 7 international restaurant openings in the third quarter of 2012 compared to 1 in the third quarter of 2011. Revenues for the sale of equipment packages for international openings are recognized when equipment is delivered, which generally precedes the date of opening. This was the case in the third quarter of 2012 as revenues were recognized in the second quarter of 2012 when the equipment packages were delivered. In addition, we opened 5 self-serve kiosks in the third quarter of 2012 compared to 14 self-serve kiosks in the third quarter of 2011. Self-serve kiosks do not represent a significant portion of franchise fees as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required.

For the year-to-date period of 2012, franchise fees were $72.6 million, increasing $5.6 million from the year-to-date period of 2011 with the same factors driving higher franchise fees in the third quarter prevalent during the year-to-date period of 2012. In addition, higher non-standard restaurant sales and higher international sales in 2012 were partially offset by the recognition of up-front fees associated with the master license agreement related to our international expansion in 2011, lower revenues from co-branded openings and the timing of openings year-over-year in Canada. In the year-to-date period of 2012, we opened 126 full-serve restaurants and 16 self-serve kiosks, compared to 117 full-serve restaurants and 24 self-serve kiosks in the year-to-date period of 2011.

Total Costs and Expenses

Cost of Sales

Cost of sales was $498.4 million in the third quarter of 2012, compared to $453.0 million in the third quarter of 2011, representing an increase of $45.4 million, or 10.0%. For the year-to-date period of 2012, cost of sales increased $167.7 million, or 13.0%. Cost of sales growth during both of these periods was driven by higher distribution cost of sales, higher cost of sales from VIEs and, to a much lesser extent, higher Company-operated restaurants’ cost of sales.

Distribution cost of sales. Distribution cost of sales was $415.2 million in the third quarter of 2012, compared to $383.9 million in the third quarter of 2011, increasing $31.3 million, or 8.2%. Systemwide sales growth, resulting in growth of existing product sales and the addition of products newly managed through our supply chain, contributed approximately $32.2 million of the increase in cost of sales. In addition, product mix also resulted in higher cost of sales. Partially offsetting this growth were lower costs, due in part to operational improvements in our new Kingston replacement distribution centre year-over-year, for which we incurred start-up costs in 2011.

For the year-to-date period of 2012, distribution cost of sales was $1,216.3 million, compared to $1,095.8 million in the year-to-date period of 2011, increasing $120.5 million, or 11.0%. Systemwide sales growth resulted in $77.2 million of additional costs and higher underlying costs, related primarily to commodities, and product mix increased cost of sales by $41.6 million.

Company-operated restaurants’ cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. These costs increased by $1.5 million to $8.0 million in the third quarter of 2012, compared to $6.5 million in the third quarter of 2011. We operated, on average, 4 additional Company-operated restaurants year-over-year, which resulted in a higher cost of sales.

For the year-to-date period of 2012, Company-operated restaurants’ cost of sales was $21.8 million compared to $18.6 million in the year-to-date period of 2011. We operated, on average, 22 restaurants in the year-to-date period of 2012 compared to, on average, 19 restaurants in the year-to-date period of 2011. The addition of 3 restaurants year-over-year was the primary driver of increased cost of sales. Partially offsetting these higher costs was a higher proportion of Company-operated restaurants in the U.S., which typically have lower sales, and consequently, lower associated cost of sales.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $75.1 million and $62.6 million in the third quarters of 2012 and 2011, respectively. VIEs’ cost of sales represents cost of sales from the consolidation of certain Non-owned Restaurants of which we are deemed to be the primary beneficiary. The increase in cost of sales of $12.5 million was primarily due to an increase in the number of Non-owned Restaurants consolidated, on average, in both the U.S. and Canada, and from existing consolidated Non-owned Restaurants with higher same-store sales and, consequently, higher cost of sales.

Year-to-date VIEs’ cost of sales increased $43.9 million to $219.0 million in 2012, compared to $175.1 million in the year-to-date period of 2011. Similar to the third quarter, a higher number of Non-owned Restaurants were consolidated and higher same-store sales and, consequently, cost of sales from existing Non-owned Restaurants, were the primary drivers during the year-to-date period.

Operating Expenses

Total operating expenses, representing primarily rent expense, depreciation, and other property and support costs, increased $8.6 million to $74.0 million in the third quarter of 2012, compared to $65.3 million in the third quarter of 2011. Rent expense increased by $2.5 million year-over-year, primarily due to 146 net additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Additionally, depreciation expense increased by $2.2 million, driven primarily by the increase in the total net number of properties we either own or lease and then sublease to restaurant owners to 3,170 at the end of the third quarter of 2012, compared to 3,006 at the end of the third quarter of 2011. In addition, depreciation expense associated with the Ad Fund increased by $1.4 million, related to the Expanded Menu Board Program, in the third quarter of 2012. The remaining increase in operating expense was primarily associated with higher project-related and renovation expenses.

For the year-to-date period of 2012, operating expenses increased $21.2 million, or 11.0%, to $213.8 million compared to $192.6 million in the year-to-date period of 2011. Rent expense increased $8.0 million due primarily to the net additional properties opened year-over-year and higher percentage rent on certain properties. Additionally, depreciation expense increased $6.1 million. Depreciation expense associated with the Ad Fund also increased by $2.1 million, related to the Expanded Menu Board Program. The remaining increase was primarily associated with higher project-related and renovation expenses.

Franchise Fee Costs

Franchise fee costs include the cost of equipment sold to restaurant owners as part of the commencement or renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening, and/or the introduction of our Cold Stone Creamery co-branding offering into new or existing locations.

Franchise fee costs increased $6.0 million in the third quarter of 2012 to $32.1 million. Higher costs were driven primarily by a higher number of standard restaurant sales, a higher number of renovations and other project related costs. Year-to-date in 2012, franchise fee costs were $77.2 million, compared to $67.9 million year-to-date in 2011 with the same factors driving higher costs in the third quarter prevalent during the year-to-date period of 2012. In addition, higher non-standard restaurant sales and higher international sales were partially offset by fewer co-branded openings and the timing of openings year-over-year in Canada.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support current operations and provide the infrastructure to support future growth.

General and administrative expenses were $39.4 million in the third quarter of 2012, increasing by $4.6 million from the third quarter of 2011. The primary factors resulting in this increase were higher salaries and benefits required to support growth of the business and related resource costs for information technology.

For the year-to-date period of 2012, general and administrative expenses were relatively flat at $118.6 million compared to $118.7 million in the year-to-date period of 2011. Similar to the third quarter, we had higher salaries and benefits required to support growth of the business and related resource costs for information technology in 2012. In the year-to-date period of 2011, a $6.3 million charge related to the CEO Separation Agreement was incurred.

There can be quarterly fluctuations in general and administrative expenses due to the timing of investments, certain expenses, or events that may cause growth rates in any particular quarter to be higher than systemwide sales growth.

Corporate Reorganization Costs

In August 2012, we announced an organizational structure which includes a Corporate Centre and new Business Unit design. Broader functional accountabilities will be embedded within the business units, designed to align resources and business unit needs. In the new organizational structure, a Corporate Centre has been established to provide central accountability and governance over key enterprise and control activities. We believe that the new structure will facilitate strategy execution as we continue to grow our business, streamline decision-making, and generate efficiencies across the Company. We are targeting a completion date for the reorganization in the first half of 2013.

In the third quarter of 2012, we began to implement this new organizational structure and are in the process of realigning roles and responsibilities under that new structure. As a result, we incurred $8.6 million of reorganization costs relating to termination costs of $4.3 million, CEO transition costs of $2.2 million and professional fees of $2.1 million. The CEO transition costs include an employment agreement with our Chief Brand and Marketing Officer and aggregate retention bonuses (up to $2.8 million) for certain senior officers that are only payable if employment continues for a specified time period subsequent to the transition to a new CEO. CEO transition costs are being recognized over the estimated service period.

Year-to-date in 2012 we have incurred $6.5 million in reorganization costs related to termination and CEO transition costs, as noted above, and professional fees of $3.3 million. We expect to incur additional costs in future periods, the total amount of which is not yet determinable.

Equity Income

Equity income relates to income from equity investments in joint ventures and other investments over which we exercise significant influence but do not control their activities and/or are not the primary beneficiary. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which controls the real estate for Canadian Tim Hortons/Wendy’s® combination restaurants.

Equity income was $4.0 million in the third quarter of 2012, compared to $3.9 million in the third quarter of 2011. Year-to-date in 2012, equity income was $11.1 million compared to $10.8 million in the year-to-date period of 2011. Equity income from our TIMWEN Partnership reflects the growth in sales at existing restaurants as we have not been developing any new combination restaurants for a number of years.

Other (Income), net

Other (income), net, includes amounts that are not directly derived from our primary businesses. This includes gains and losses on asset sales, other asset write-offs, and foreign exchange gains and losses. In the third quarter of 2012, other (income), net, was $0.1 million versus $1.2 million in the third quarter of 2011. Year-to-date in 2012, other (income), net, was $0.7 million compared to other (income), net of $1.2 million in 2011.

Interest Expense

Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $8.5 million in the third quarter of 2012 and $7.4 million in the third quarter of 2011. On a year-to-date basis, interest expense was $25.1 million and $22.2 million in 2012 and 2011, respectively. The increase in interest expense during both of these periods related primarily to additional interest on an increased number of capital leases outstanding year-over-year and the interest expense associated with the Ad Fund’s borrowings under its revolving credit facility, used to fund the Expanded Menu Board Program.

Interest Income

Interest income is comprised of interest earned from our cash and cash equivalents, as well as imputed interest on our franchise incentive program and other notes receivable. Interest income was $0.8 million in the third quarter of 2012 and $0.7 million in the third quarter of 2011. On a year-to-date basis, interest income was $2.2 million and $3.3 million in 2012 and 2011, respectively. The decrease year-to-date relates primarily to lower average cash balances year-over-year. In the first half of 2011, we held a significant portion of the proceeds received from the sale of our 50% joint venture interest in Maidstone Bakeries in late 2010, which were predominantly used to repurchase common shares under our 2011 share repurchase program.

Income Taxes

The effective income tax rate for the third quarter ended September 30, 2012 was 26.7%, compared to 29.0% for the third quarter ended October 2, 2011. The third quarter of 2012 rate was favourably impacted primarily by the benefit associated with Canadian statutory rate reductions and, to a lesser extent, by the reduction in liabilities for unrecognized tax benefits. The effective income tax rate for the year-to-date periods ended September 30, 2012 and October 2, 2011 was 27.3% and 29.2%, respectively. The year-to-date rate was favourably impacted primarily by the benefit associated with Canadian statutory rate reductions.

The Canada Revenue Agency (“CRA”) continues to conduct its general examination of the Company for 2007 and subsequent taxation years and its international examination related to transfer pricing for taxation years 2005 through to 2010. Submissions by the Company are anticipated to be delivered in the fourth quarter of 2012 to clarify certain assumptions that the CRA is making in its examination. A Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. We do not currently expect any material impact on earnings to result from the resolution of the aforementioned matters; however, it is possible that actual settlements may differ from amounts accrued.

Under the separation agreements entered into by the Company with Wendy’s International Inc. (“Wendy’s”) in connection with our initial public offering and spin-off from Wendy’s, either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined tax returns. We have notified Wendy’s of an outstanding reimbursement claim under these agreements, and Wendy’s has notified us of an offsetting claim of a much lower amount. Resolution of these claims could result in arbitration, litigation and/or, ultimately, the payment by one party to the other for the use of such attributes. No such payments were made by one party to the other under any of these separation agreements during 2012.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1.1 million to $1.3 million in the third quarter of 2012, compared to $0.2 million in the third quarter of 2011. Year-to-date in 2012 net income attributable to noncontrolling interests increased $1.8 million to $3.6 million, compared to $1.8 million in the year-to-date period of 2011. A higher number of Non-owned Restaurants consolidated and same-store sales growth of existing Non-owned Restaurants were the primary factors resulting in higher net income attributable to noncontrolling interests during both periods.

Comprehensive Income

In the third quarter of 2012, comprehensive income attributable to Tim Hortons Inc. was $88.6 million, compared to $154.1 million in the third quarter of 2011, decreasing $65.5 million due primarily to a $13.3 million translation adjustment loss compared to a $34.1 million translation adjustment gain in the third quarter of 2011, resulting in a $47.4 million unfavourable translation adjustment year-over-year. Translation adjustment gains/losses arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at the period-end rates. When the U.S. dollar strengthens or weakens relative to the Canadian dollar, we incur a translation adjustment gain or loss. Additionally, in the third quarter of 2012, we had a $3.8 million loss related to cash flow hedges, net of taxes, compared to a gain of $16.3 million, net of taxes, in the third quarter of 2011. Partially offsetting these items was higher Net income attributable to Tim Hortons Inc. of $2.1 million.

For the year-to-date period of 2012, comprehensive income attributable to Tim Hortons Inc. was $283.6 million, compared to $316.1 million in the year-to-date period of 2011, decreasing $32.5 million, due primarily to a $35.2 million unfavourable translation adjustment year-over-year and a $20.0 million unfavourable change in cashflow hedges, net of taxes, partially offset by higher Net income attributable to Tim Hortons Inc. of $22.7 million.

The 2012 exchange rates were Cdn$0.9832 and Cdn$1.0181 for US$1.00 on September 30, 2012 and July 1, 2012, respectively. The exchange rates were Cdn$1.0170, Cdn$1.0482 and Cdn$0.9645 for US$1.00 on January 1, 2012, October 2, 2011 and July 3, 2011, respectively. The exchange rate was Cdn$0.9946 for US$1.00 on January 2, 2011.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has, for the most part, self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of 2012. Our $250.0 million revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, of which approximately $244.4 million is undrawn as at September 30, 2012 (see “Credit Facilities” below for additional information).

In the year-to-date period of 2012, we generated $416.1 million of net cash from operations, as compared to $218.8 million of cash from operations in the year-to-date period of 2011 (see “Comparative Cash Flows” below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures (excluding the Expanded Menu Board Program, see below) and expected debt service requirements over the next twelve months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. At September 30, 2012, we had approximately $457.0 million in long-term debt and capital leases on our balance sheet. We continue to believe that the strength of our balance sheet, including our cash position, provides us with the opportunity and flexibility for future growth, while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.

Historically, our annual working capital needs have not been significant. In each of the last 5 fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our capital spending in 2012 is expected to be higher than in previous years, as we execute a number of operational initiatives along with our restaurant owners, which may continue at these higher levels in the future. In addition to restaurant development in both Canada and the U.S., our increased spending also includes our share of costs to increase restaurant capacity in Canada, including initiatives such as selectively implementing drive-thru order station relocations, double-order stations, and double-lane drive-thrus. Our increased capital expenditures also reflect investments to accelerate renovations in Canada, which will feature more contemporary design elements similar to our newer restaurants. We will also continue with the Expanded Menu Board Program that began late in fiscal 2011, to enhance overall guest experience at our Canadian restaurants. This Expanded Menu Board Program of up to $100.0 million is being funded directly by the Ad Fund, which is being financed primarily with third-party borrowings, collateralized only by the Ad Fund’s assets. Although the majority of Expanded Menu Board Program spending is expected to occur in 2012, it is anticipated that there will be spending beyond 2012 to complete drive-thru menu boards projects.

On February 23, 2012, we announced that we had obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 shares, representing 10% of our public float, as defined under the TSX rules, as of February 20, 2012. Our common shares are, and will be, repurchased under the 2012 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases are being, and will be made, on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority in the first quarter of 2012 were at a discount to the prevailing market price as provided in the exemption order. The 2012 Program commenced on March 5, 2012 and is due to terminate on March 4, 2013, or earlier if the $200.0 million or the 10% share maximum is reached. Common shares purchased pursuant to the 2012 Program will be cancelled. The 2012 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the aggregate dollar amount of shares that may be repurchased under the 2012 Program.

During the year-to-date period of 2012, we spent approximately $172.7 million to purchase and cancel approximately 3.3 million of our common shares as part of our 2011 and 2012 share repurchase programs at an average cost of $51.96 per share. The timing of share repurchases under the 2012 Program was accelerated in the year-to-date period of 2012 as we repurchased 1.2 million of our common shares under private agreements in the first quarter of 2012. As a result, cash required for the remainder of our 2012 Program will be lower in subsequent periods.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 154,491,861 common shares outstanding at September 30, 2012. As at this same date, we had outstanding stock options with tandem SARs to acquire 1,276,755 of our common shares granted to officers of the Company pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 682,326 were exercisable.

In February 2012, our Board of Directors approved an increase in the dividend from $0.17 to $0.21 per common share paid quarterly, representing an increase of 23.5%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared and we paid our March, June and September 2012 dividends at this new rate. On November 8, 2012, our Board of Directors declared a $0.21 per share quarterly dividend, payable on December 12, 2012 to shareholders of record as of November 28, 2012. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

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

In the first quarter of 2012, we borrowed $25.0 million on our Revolving Bank Facility as a short-term source of cash due to the acceleration of common shares repurchased under our 2012 Program. As a result of this timing, we expect that cash required for the remainder of the 2012 Program will be lower in subsequent periods. Late in the second quarter of 2012, we repaid the $25.0 million we borrowed on our Revolving Bank Facility. We had $5.6 million and $7.1 million of standby letters of credits drawn on the facility as at September 30, 2012 and January 1, 2012, respectively.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances or LIBOR base rate or prime rate loans plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at September 30, 2012.

The Ad Fund has a $95.8 million revolving credit facility to be used to finance the Expanded Menu Board Program. At the end of the third quarter of 2012, approximately $52.5 million of this facility had been drawn. The facility is secured only by the Ad Fund’s assets and is not guaranteed by Tim Hortons Inc. or any of its other subsidiaries. The facility, which includes a long-term financing option, matures on December 31, 2012 and the Ad Fund expects to convert the current borrowings under this facility into a long-term facility in the fourth quarter of 2012.

Comparative Cash Flows

Operating activities. Net cash provided from operating activities in the year-to-date period of 2012 was $416.1 million, compared to $218.8 million in the year-to-date period of 2011, representing an increase of $197.3 million. Strong earnings were the primary driver of operating cash flows in both of the year-to-date periods of 2012 and 2011. The increase year-over-year was primarily driven by working capital movements specific to the first half of 2011. We made tax payments, including approximately $45.0 million related to the sale of our joint venture interest in Maidstone Bakeries, that were remitted in early fiscal 2011. In addition, in the first quarter of 2011, we had $38.0 million of Tim Card redemptions that were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and were reflected in investing activities. We also distributed the majority of our $30.0 million commitment to restaurant owners (related to the sale of Maidstone Bakeries) in the first quarter of 2011, which was partially offset by the timing of other payables in the first quarter of 2012. In addition, working capital requirements associated with inventories has decreased relative to requirements in 2011 when we increased our green coffee inventories.

Investing activities. Net cash used in investing activities was $166.8 million in the year-to-date period of 2012, compared to $78.1 million in the year-to-date period of 2011, representing an increase of $88.7 million. The increase year-over-year was due primarily to an increase in capital expenditures of $53.0 million and the proceeds received from the sale of restricted investments of $38.0 million in the first quarter of 2011. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures for the year-to-date periods of 2012 and 2011 is as follows:

	Year-to-date 2012	Year-to-date 2011
	(in millions)
Capital expenditures(1)
New restaurants	$64.1	$38.2
Existing restaurants(2)	33.0	22.4
Replacement distribution facility	1.3	22.0
Ad Fund—Expanded Menu Board Program(3)	46.2	0.3
Other capital needs(4)	14.4	23.1

Total capital expenditures	$159.0	$106.0

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.
(2)	Relates primarily to renovations and restaurant replacements.
(3)	Relates to the acquisition and installation of LCD screens, media engines, drive-thru menu boards and ancillary equipment in our Canadian restaurants which is being funded by the Ad Fund.
(4)	Relates primarily to software implementation and other equipment purchases required for ongoing business needs.

Capital expenditures for new restaurants by operating segment were as follows:

	Year-to-date 2012	Year-to-date 2011
	(in millions)
Canada	$36.2	$25.4
U.S.	27.9	12.8

Total	$64.1	$38.2

Financing activities. Financing activities used cash of $239.2 million in the year-to-date period of 2012, compared to $626.4 million in the year-to-date period of 2011. We purchased and cancelled approximately $172.7 million of common shares and paid dividends of $98.2 million in the year-to-date period of 2012, compared to $530.1 million in share repurchases and $83.3 million in dividends in the year-to-date period of 2011. Our decreased spending for financing activities is a direct result of fewer share repurchases in 2012. In the year-to-date period of 2011, additional funds were available from the net proceeds received from the 2010 sale of our 50% joint venture interest in Maidstone Bakeries for use in the 2011 share repurchase program, which authorized repurchases for up to $445.0 million, whereas our 2012 Program authorizes repurchases for up to $200.0 million. In addition, the Ad Fund has drawn $42.5 million on its revolving credit facility in the year-to-date period of 2012 to fund its Expanded Menu Board Program capital spending.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as of September 30, 2012 or October 2, 2011, as that term is described by the SEC.

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

Effective January 2, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The adoption of this ASU has been reflected in our related financial disclosures (see note 8 to the Condensed Consolidated Financial Statements).

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU are intended to enhance disclosures by requiring improved information about financial instruments that are either: (i) offset in accordance with applicable GAAP; or (ii) subject to an enforceable master netting arrangement or similar arrangement. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. We are currently assessing the potential impact, if any, that the adoption of this ASU may have on our Condensed Consolidated Financial Statements and related disclosures.

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

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the third quarter ended September 30, 2012 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 28, 2012 (the “2011 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

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

While the Court found in favour of the Company on all claims, the plaintiffs have filed a Notice of Appeal with respect to the claims for breach of contract, breach of the duty of good faith and fair dealing, price maintenance, and waiver of tort. In the plaintiffs more recent court filings, they have narrowed their appeal to include only breach of contract and breach of duty of good faith and fair dealing. The Company will continue to vigorously defend against the plaintiffs’ claim, and filed a factum in response to the plaintiff’s appeal in the third quarter of 2012. A hearing on the appeal will be held in the fourth quarter of 2012. If all potential appeals were determined adversely to the Company, the effect would be that the matters would ultimately proceed to trial. The Company remains of the view that it would have good and tenable defences at any such trial, and that the plaintiffs’ claims are without merit and will not be successful. However, if the matters were determined adversely to the Company at trial, and that determination was upheld by final order after appeals, it is possible that the claims could have a material adverse impact on the Company’s financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4)
Monthly Period #7 (July 2, 2012—August 5, 2012)	255,150	$53.61	255,150	$75,000,065
Monthly Period #8 (August 6, 2012—September 2, 2012)	216,400	51.21	216,400	63,919,763
Monthly Period #9 (September 3, 2012—September 30, 2012)	224,900	50.60	224,900	52,536,385

Total	696,540	$51.89	696,540	$52,536,385

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2012, we announced that we obtained regulatory approval from the TSX to commence a 2012 share repurchase program (“2012 program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 common shares, representing 10% of our public float as of February 20, 2012. The 2012 program commenced March 5, 2012 and is due to terminate on March 4, 2013 or earlier if the $200.0 million or the 10% share maximum is reached. The first purchases were made under the 2012 program on March 5, 2012. The 2012 program may be terminated by the Company at any time, subject to compliance with regulatory requirements.

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

(a) Index to Exhibits on Page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: November 8, 2012	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

10(a)	Form of Retention Agreement by and between the Company and David F. Clanachan; Cynthia J. Devine; William A. Moir; Roland M. Walton and certain other members of senior management.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012.

10(b)	Letter Agreement dated as of August 8, 2012 by and between the Company and William A. Moir.	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012.

10(c)	Employment (and Post-Employment) Covenants Agreement dated as of August 8, 2012 by and between the Company and William A. Moir.	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”