Form 10-K
period 2012-12-30
Tim Hortons Inc.
filed 2013-02-21
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2012

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

The aggregate market value of the common shares held by non-affiliates of the Registrant computed by reference to the price at which such shares were last sold, as of June 29, 2012, was Cdn.$8,309,068,696 (US$8,149,606,413).

Number of common shares outstanding as of February 15, 2013: 153,404,839

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 148-152.

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

All references to our websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Form 10-K, including information regarding future financial performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements that may be contained in our public disclosure from time to time include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments, and for the economy generally. The forward-looking statements contained in this Form 10-K are based on currently available information and are subject to various risks and uncertainties, including, but not limited to, the risks and uncertainties discussed in Item 1A. Risk Factors as well as in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking information and statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition or in the volume or type of competitive activities within the quick service restaurant segment of the food service industry; general worldwide economic conditions; cost and availability of commodities; the ability to retain our senior management team or the inability to attract and retain new qualified personnel; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; and there being no significant change in the Company’s ability to comply with current or future regulatory requirements. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for any other purpose.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in this Form 10-K and are further cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K, which speak only as of the date of this Form 10-K. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, revenue, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales growth targets, which are critical to achieving our financial targets, (iii) fail to meet the expectations of securities analysts or investors, or otherwise fail to perform as expected, (iv) experience a decline and/or increased volatility in the market price of its stock, (v) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (vi) increase costs, corporately or at restaurant level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased guest demand for our products resulting in lower systemwide sales, revenue, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Throughout this Form 10-K, the words “include,” “including” or words of similar effect mean “include, without limitation” or “including, without limitation,” as applicable.

TIM HORTONS INC.

2012 FORM 10-K ANNUAL REPORT

The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, were:

(US$)	At End of Fiscal Year	Year Average	High	Low
December 28, 2008	0.8192	0.9399	1.0291	0.7710
January 3, 2010	0.9559	0.8834	0.9719	0.7695
January 2, 2011	0.9991	0.9663	1.0040	0.9280
January 1, 2012	0.9835	1.0151	1.0584	0.9480
December 30, 2012	1.0049	1.0008	1.0299	0.9600

On February 15, 2013, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9931 for Cdn.$1.00.

PART I

Item 1.	Business

The Company

We are one of the largest publicly-traded quick service restaurant chains in North America based on market capitalization and the largest in Canada based on systemwide sales and number of locations. We appeal to a broad range of consumer tastes, with a menu that includes premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, specialty teas, fruit smoothies, home-style soups, grilled Panini and classic sandwiches, wraps, hot breakfast sandwiches and fresh baked goods, including our trademark donuts.

The first Tim Hortons® restaurant was opened in 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Tim Horton and Ron Joyce, then the operator of 3 Tim Hortons restaurants, became partners and together they opened 37 restaurants over the next 7 years until Tim Horton’s death in 1974. Mr. Joyce became the sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s, now owned by The Wendy’s Company (“Wendy’s”), entered into a partnership to develop real estate and combination restaurant sites with Wendy’s® and Tim Hortons restaurants under the same roof. In 1995, Wendy’s purchased Mr. Joyce’s interest in the Tim Hortons system and incorporated the company known as Tim Hortons Inc., a Delaware corporation (“THI USA”), as a wholly-owned subsidiary. In 2006, we became a standalone public company pursuant to an initial public offering and a subsequent spin-off of our common stock to Wendy’s stockholders through a stock dividend on September 29, 2006.

At a special meeting of stockholders held on September 22, 2009, THI USA’s stockholders voted to approve the reorganization of THI USA, whereby Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act (the “Company”), became the publicly held parent company of the group of companies previously controlled by THI USA, and each outstanding share of THI USA’s common stock automatically converted into 1 common share of the Canadian public company. The issuance of common shares (and the associated share purchase rights) of the Canadian public company was registered under the Securities Act of 1933, as amended (the “Securities Act”). The common shares of the Canadian public company, like the common stock of THI USA previously, are traded on both the Toronto Stock Exchange and the New York Stock Exchange under the symbol “THI.” Accordingly, references to “we,” “our,” “us” or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act and its subsidiaries, for periods on or after September 28, 2009, unless specifically noted otherwise. Our primary business model is to identify potential restaurant locations, develop suitable sites, and make these new restaurants available to approved restaurant owners. As at December 30, 2012, restaurant owners operated 99.5% of our systemwide restaurants. We directly own and operate (without restaurant owners) only a small number of company restaurants in Canada and the U.S. We also have warehouse and distribution operations that supply paper and dry goods to a substantial majority of our Canadian restaurants, and supply frozen baked goods and some refrigerated products to most of our Ontario restaurants and Quebec restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. Our operations also include coffee roasting plants in Rochester, New York, and Hamilton, Ontario, and a fondant and fills manufacturing facility in Oakville, Ontario. See “Manufacturing” below. These vertically integrated manufacturing, warehouse, and distribution capabilities benefit our restaurant owners and are important elements of our business model which allow us to: improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products; provide economies of scale and labour efficiencies; and generate additional sources of income and financial returns.

In 2010, we sold our 50% joint-venture interest in CillRyan’s Bakery Limited (“CillRyan’s” or “Maidstone Bakeries”), which provides certain bread, pastries, donuts and Timbits® to our system restaurants, to our then joint-venture partner, IAWS Group plc (now owned by Aryzta AG) (“Aryzta”).

Our business model results in several distinct sources of revenues and corresponding income, consisting of distribution sales, franchise rent and royalties revenues, manufacturing income, and, to a much lesser extent, equity income, and sales from Company-operated restaurants. Franchise royalties are based on a percentage of gross restaurant sales. Rental revenues result from our controlling interest (i.e., lease or ownership) in the real estate for approximately 83.0% of full-serve system restaurants in Canada and the U.S., generating base rent and percentage rent in Canada, and percentage rent only in the U.S. Percentage rent arrangements result in higher rental income as same-store sales increase. Historically, as we have opened new restaurants and made them available to restaurant owners, our operating income base has expanded. In addition, our product distribution and warehouse operations have generated consistent positive operating income.

Our segments, for financial reporting purposes, are Canada and the U.S. Operating results from our international operations are currently insignificant and therefore are included in Corporate charges in our segmented operating results. Financial information about these segments is set forth in Items 6 and 7 and Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (“Annual Report”). In addition, reference should be made to the Consolidated Financial Statements and Supplementary Data in Item 8 of this Annual Report for further information regarding revenues, segment operating profit and loss, total assets attributable to our segments, and for financial information attributable to certain geographic areas.

All dollar amounts referenced in this Annual Report are in Canadian dollars, unless otherwise expressly stated.

Business Overview

We have a strategic plan themed “More than a Great Brand” which charts strategic and operational initiatives designed to achieve both annual and longer-term goals (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) that strengthen our business and create shareholder value. The plan covers the 4-year period to the end of 2013. During 2013, we will undertake the next stage of our strategic planning process to guide our future growth beyond 2013.

We have a unique, layered business model that we believe adds to the scale and success of our system.

Unique business model

Key aspects of our business model include:

•

franchising for more than 99% of our restaurant system. We have a long-standing history of building positive relationships and collaborating with our restaurant owners to grow our collective business. Our restaurant owners typically operate an average of 3 to 4 restaurants and have a significant stake in the success of the restaurants they operate;

•	maintaining a controlling interest in a significant majority of the real estate in our full-serve restaurant system in North America to maintain brand integrity and control development;

•	operating with a “we fit anywhere” concept that allows us to adapt our brand presence to take advantage of both standard and non-standard development opportunities; and

•	leveraging significant levels of vertical integration that exist in our system and continuing to explore additional system benefits through further vertical integration opportunities.

Increasing same-store sales through daypart, marketing and menu opportunities

Increasing same-store sales is an important measure of success in the restaurant sector. Our Company has a positive same-store sales growth record that extends more than two decades. We view same-store sales growth as vital to the ongoing health of our franchise system and our Company.

Our strategies to increase same-store sales include:

•

leveraging our marketing strengths and advantages. In Canada, we have leveraged our scale as one of the country’s largest advertisers and marketers to promote menu innovation and to reinforce our attractive price to value position, brand equity and coffee leadership;

•

leveraging our research and development capabilities to create menu and product innovation in the form of product and category extensions to respond to guest needs and trends, designed to expand our category and daypart traffic, average cheque and overall market share;

•

increasing capacity at our existing Canadian restaurants through the design and implementation of a combination of drive-thru initiatives, including order station relocations, double-order stations and, in certain locations, double-lane drive-thrus. In addition, we will continue to refine our in-restaurant guest queuing systems;

•

sustaining increased marketing and advertising spending across our U.S. business with a focus on our core growth markets to increase awareness of our brand. In addition, we will continue to supplement traditional advertising with other marketing activities, such as community involvement, sponsorships, social media, event site product agreements and other forms of promotion, to reinforce our brand position with customers and to broaden our brand awareness as a Cafe and Bake Shop destination; and

•	enhancing our brand identity positioning efforts in the U.S. as a unique Cafe and Bake Shop destination focused on freshness and value.

Investing to build our scale and brand in new and existing markets

Restaurant development in new and existing markets has historically contributed significantly to the Company’s growth. Our specific development plans include:

•	continuing active development of both standard and non-standard restaurants in Canadian growth markets;

•	focusing Canadian development primarily in Quebec, western Canada and Ontario, including a push into major urban markets;

•

applying successful elements of our newest restaurant designs, including exterior and interior design treatments, menu items, equipment and fixtures, in new restaurants in both Canada and the U.S., and seeking opportunities to introduce these elements through an expanded and refocused renovation program;

•	continuing to evolve and evaluate flexible new restaurant designs to respond to consumer trends and interests including, in Canada, designs tailored to urban and rural markets;

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

•

opportunistically pursuing strategic alliances and partnerships to take our brand to markets where we have not yet established a presence, to complement our existing presence, or to increase average unit volumes in existing locations; and

•

pursuing, as part of a broader international restaurant development strategy, development of additional restaurants in the Gulf Cooperation Council (“GCC”) markets through master licensee, Apparel FZCO (“Apparel”), based in Dubai, and assessing new potential markets.

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

Operations

Restaurant formats. Tim Hortons restaurants operate in a variety of formats. Our standard restaurant locations typically range from 1,000 to 3,080 square feet.

Our non-standard restaurant locations include small, full-service restaurants; self-serve kiosks, typically with a limited product offering, in offices, hospitals, colleges, airports, grocery stores, gas and other convenience locations; drive-thru-only units on smaller pieces of property; and full-serve locations in sports arenas and stadiums that operate only during on-site events. Our self-serve kiosks typically generate much smaller average unit volumes compared to non-standard, full-serve restaurants in their respective markets that have staff, larger locations, and more expansive beverage and food product offerings. Average unit volumes at self-serve kiosks are highly variable, depending upon the location, size of the site, product offerings, and hours of operation. Self-serve kiosks currently contribute nominal amounts to our financial results, but complement our core growth strategy by increasing guest convenience and frequency of visits and allowing for additional market penetration of our brand, including in areas where we may not be as well known or where an alternative model for unit growth and development is appropriate. Additionally, in Canada, we have used self-serve kiosks where existing full-service locations are at full capacity.

We have also developed co-branded locations in our restaurant system. We are party to an agreement with Kahala Franchise Corp., the franchisor of the Cold Stone Creamery brand, pursuant to which we have exclusive development rights in Canada. We are also party to an agreement with Kahala Franchising, L.L.C. in the U.S., pursuant to which we have the right to use the Cold Stone Creamery trademarks in specified locations in the U.S.

See also “Combination restaurants, an ongoing relationship with Wendy’s” below for information regarding restaurants that offer Tim Hortons and Wendy’s products at a single location.

Restaurant development. The development process for each standard restaurant location typically takes 12 to 18 months. Development of non-standard restaurants and self-serve kiosks usually requires much less time. We typically oversee and direct all aspects of restaurant development for system restaurants, from an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure, to considerations of the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, restaurant owner identification, and physical land development and restaurant design and construction costs. We typically retain a controlling interest in the real estate for full-service system restaurants by either owning the land and building, leasing the land and owning the building, or leasing both the land and building. The design and construction of our recognizable standard, standalone restaurants vary to fit local architecture and municipal requirements and to cater to the local market and neighbourhoods.

In Canada, we believe we have opportunity for development of at least 4,000 locations. In fiscal 2012, we continued active development of both standard and non-standard restaurants in Canadian growth markets by focusing development primarily in Quebec, western Canada, Ontario and major urban markets; applying successful elements of our newest restaurant designs, including exterior and interior design treatments, equipment and fixtures, in new restaurants in Canada. We also sought opportunities to introduce these elements in renovations, and we have continued to evolve and evaluate flexible new restaurant designs to respond to consumer trends and interests including, designs tailored to urban and rural markets; and increasing capacity at our existing Canadian restaurants through design efficiencies and implementation of a combination of drive-thru activities, including order station relocations, single-lane/double-order stations and, in certain locations, double-lane/double-order drive-thrus. In addition, we continued to evolve our in-restaurant guest experience and queuing systems.

During fiscal 2012, we continued to focus on accelerating the time it takes to create critical mass for convenience and advertising scale in our most developed U.S. markets, primarily through deployment of the substantial majority of our U.S. restaurant development capital into core growth markets to increase awareness of the brand. We also continued to seek other marketing means, such as community involvement, sponsorships, event site product agreements and other forms of communication, to supplement traditional advertising to reinforce our brand position with guests and to broaden our brand awareness as a Cafe and Bake Shop destination; and sought to complement our U.S. standard format restaurant development activity with non-standard formats and locations through strategic partnerships and relationships.

As at December 30, 2012, the number of Tim Hortons restaurants across Canada, both standard and non-standard locations, which for this purpose includes self-serve kiosks, totaled 3,436. Standard restaurants constitute approximately 71.4% of this total. Also as at December 30, 2012, our restaurant owners (See “Franchise and Other Arrangements—Other Arrangements” below for a description of “operators”) operated substantially all of our Canadian restaurants. In the U.S., as at December 30, 2012, we have a strong regional presence with 804 restaurants, including self-serve kiosks, in 13 states, concentrated in the Northeast in New York and Maine, and in the Midwest in Michigan, Ohio and Pennsylvania with standard full-serve restaurants representing approximately 59.5% of all U.S. restaurants. We own, rather than lease, the land underlying a higher percentage of our standard system restaurants in the U.S. than in Canada. As at December 30, 2012, restaurant owners operated substantially all of our restaurants in the U.S. See Item 2. Properties for a description of the number and type of restaurants by province/territory in Canada, and by state in the U.S. owned or operated by our restaurant owners and owned by the Company.

See “Increasing same-store sales through daypart, marketing and menu opportunities” and “Investing to build our scale and brand in new and existing markets” in “Business Overview” above regarding our current restaurant development strategies in Canada and the U.S.

Our international development model minimizes our capital requirements, while still allowing us to pursue identified growth opportunities. We have granted a master license to Apparel in the GCC States of the United Arab Emirates, Qatar, Bahrain, Kuwait and Oman, which is primarily a royalty-based model, together with ongoing supply chain margin and an upfront license fee. Apparel is responsible for capital spending, real estate development, operations, distribution and marketing. As at December 30, 2012, Apparel operated 24 locations and is expected to develop up to 120 multi-format restaurants through 2015. At the end of 2012, there were also 190 and 55 Tim Hortons kiosks in the Republic of Ireland and United Kingdom, respectively, which generally offer self-serve premium coffee, tea, specialty hot beverages and a selection of donuts and muffins at gas and other convenience locations. Historically, these international activities have not contributed significantly to financial results; consequently, operating results from these international locations are currently included in Corporate charges in our segmented operating results. Notwithstanding the foregoing, we believe these, and other activities we may test or undertake in the future, provide us with opportunities to evaluate a variety of new strategies for the development of our brand which, if successful, may be adapted to existing and new markets. See “Franchise and Other Arrangements—Master License Agreements” below and Item 2. Properties for a listing of our international locations by country.

Restaurant owners and their teams. Finding exceptional restaurant owner candidates is critical to our system’s successful growth and development, and we have implemented a comprehensive restaurant owner screening and recruitment process that employs multi-level interviews with our senior operations management and requires candidates to work 2 to 3 different shifts in an existing restaurant owner’s restaurant. Each new restaurant owner typically participates in a mandatory 7-week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with our standards. Management-level employees of restaurant owners have the opportunity to become certified at our training centre after completion of the 7-week training program. We provide ongoing training and education to restaurant owners and their staff after completion of the initial training programs. To further assist restaurant owners, we have standardized our restaurant management software with an application service provider to give our restaurants the ability to manage a variety of day-to-day operations and management functions.

Distribution. The Company is a distributor to Tim Hortons restaurants through 5 distribution centres located in Langley, British Columbia; Calgary, Alberta; Kingston, Ontario; Guelph, Ontario; and Debert, Nova Scotia. The Guelph and the Kingston facilities distribute frozen, refrigerated and shelf-stable products and dried goods to restaurants in our Ontario and Quebec markets. As with other vertical integration initiatives, we believe that our distribution centres deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing an additional source of income and financial return.

Under our franchise arrangements, each Canadian restaurant owner is required to purchase substantially all food and other products, such as coffee, sugar, and restaurant supplies, from us or our designated suppliers and distributors. Canadian and U.S. restaurant owners and our international licensee are also required to purchase par-baked Maidstone Bakeries products from either us or an outside distributor, depending upon the restaurant location. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. We continue to consider expansion of our distribution business, including frozen and refrigerated distribution, to areas in Canada not supplied by the Guelph and Kingston facilities, if there are sufficient system benefits to do so. We use third-party distributors to deliver all products to our U.S. restaurants and to deliver to certain limited geographic areas of Canada. Our international licensee, Apparel, is responsible for local delivery of all products in its market in the GCC through the use of third-party distributors.

We offer home-brew coffee through various lines of distribution in Canada and the U.S., including certain grocery stores. Through TimShop®, an e-commerce platform, Canadian and U.S. guests can order a range of items online at shop.timhortons.com and shopus.timhortons.com, respectively. Although TimShop currently contributes nominal amounts to our financial results, we believe this platform increases guest convenience and allows for additional market penetration of our brand.

Menu items and new product innovation. Each restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to guests throughout the day. While the largest portion of systemwide sales is generated in the morning, we generate significant sales across all of our dayparts.

A substantial majority of restaurants are open 24 hours. Our average cheque size for both Canada and the U.S. is in the range of approximately $3.25 to $4.00 (for both standard and non-standard locations); however, the average cheque sizes in some regions may be higher or lower than this range.

Our menu includes our premium blend coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, iced cappuccinos, specialty and steeped teas, cold beverages, fruit smoothies, home-style soups, chili, grilled Panini and classic sandwiches, wraps, yogurt and berries, oatmeal, breakfast sandwiches and wraps, and fresh baked goods, including donuts, Timbits, bagels, muffins, cookies, croissants, Danishes, pastries and more. In fiscal 2012, we also introduced our premium-blend coffee, decaffeinated coffee, and lattes, in a single-serve format using the Kraft Tassimo® T-Disc on-demand beverage platform, which is being sold primarily in Tim Hortons restaurants in Canada and the U.S. and other retail channels in the U.S. New product offerings have historically contributed significantly to same-store sales growth. In fiscal 2012, we continued to reinforce our commitment to providing guests with value by focusing advertising and promotions on new and existing product-specific items, which also included combos in the U.S. In addition to food items, our restaurants sell a variety of promotional products and merchandise on a seasonal basis and also sell home coffee brewers, home-brew coffee, boxed teas, and other products throughout the year. Although key menu offerings have remained substantially the same, we also tailored our menu offerings to meet the needs of our international guests in connection with our international expansion into the GCC.

Quality control. Our quality control programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by our restaurant owners (and the Company for Company-operated restaurants), with assistance from our field management. In addition, because the Tim Hortons brand is so closely linked to the public’s perception of our food quality and safety, we require our restaurant owners, as well as their managers and operations personnel, to complete and pass the Advanced.fst® food safety program for our Canadian restaurants and the ServSafe® program for our U.S. restaurants, with recertification every 5 years. All restaurant staff must complete a multi-level food safety training module as part of their mandatory training. We also conduct site visits on a regular basis and, twice a year at a minimum, we perform unscheduled food safety audits. We also have a comprehensive supplier quality approval process, which requires all supplied products to pass our quality standards and the supplier’s manufacturing process and facilities to pass on-site food safety inspections.

Manufacturing. We have 2 wholly-owned coffee roasting facilities in Rochester, New York and Hamilton, Ontario. We blend all of the coffee for our restaurants to protect the proprietary nature of our restaurant coffee and, where practical, we also do so for our take home packaged coffee. We also own a facility that produces fondants, fills, and ready-to-use glaze, which are used in connection with a number of the products produced in our Always Fresh baking system.

Until October 2010, we owned a 50% joint-venture interest in Maidstone Bakeries. Maidstone Bakeries continues to manufacture and supply all par-baked donuts, Timbits and selected breads, following traditional Tim Hortons recipes, as well as European pastries, including Danishes, croissants, and puff pastry. Those products are partially baked and then flash frozen and delivered to system restaurants, most of which have an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing and fondant, allowing the product to be served warm to the guest within a few minutes of baking. The Company sold its 50% joint-venture interest in Maidstone Bakeries to its former joint-venture partner, Aryzta, for gross cash proceeds of $475 million in October 2010. For additional information regarding Maidstone Bakeries, see “Source and Availability of Raw Materials” below.

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

As at December 30, 2012, there were 101 combination restaurants in the TIMWEN Partnership, all of which were in Canada, and all of which were franchised. We also have a small number of combination restaurants that are not held by the TIMWEN Partnership. As at December 30, 2012, there were 20 such restaurants in Canada, all of which were franchised, and 30 such restaurants in the U.S., all of which were franchised. For the U.S. combination restaurants, we generally own or lease the land, and typically own the building and lease or sublease, as applicable, a portion of the location to the Tim Hortons restaurant owner (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). There has not been significant development of these restaurants in recent years.

Credit, Debit and Cash Card Arrangements. By the end of December 2012, electronic payment capabilities (including our Tim Card®, see below) were in place at approximately 3,120 locations in Canada and 569 locations in the U.S. Our Tim Card is our signature quick-pay cash card program. The Tim Card is a reloadable cash card that can be used by guests for purchases at system restaurants. Guests can reload the Tim Card online at www.timhortons.com. Our electronic payment systems provide guests with more payment options. As at December 30, 2012, “Restricted cash and cash equivalents,” which approximates outstanding guest deposits on Tim Cards, totaled $150.6 million.

Source and Availability of Raw Materials

Our products are sourced from a combination of third-party suppliers and our own manufacturing facilities. Neither we nor our restaurant owners have experienced any material shortages of food, equipment, fixtures, or other products that are necessary to restaurant operations, nor do we currently anticipate any product shortages. Alternative suppliers are available for most of our products, although we currently source some of our beverage and food offerings from a single supplier. As described below, in the event of an interruption in supply from any of these sources, our restaurants could experience shortages of certain products. While guests might purchase other products when a desired menu item is unavailable, this might not entirely offset the loss of revenue from the unavailable products, and may injure our relationships with restaurant owners and our guests’ perception of the Tim Hortons brand.

While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high quality coffee beans at acceptable prices. It may be necessary for us to adjust our sources of supply or carry more inventory from time-to-time to achieve the desired blend, and we expect that we will continue to be able to do so. The addition of our second coffee roasting plant in Hamilton, Ontario, enabled a larger percentage of system restaurants to purchase coffee that is blended and roasted at our facilities, although we also utilize third-party suppliers for a small portion of our ongoing coffee requirements.

Despite the sale of our 50% joint-venture interest in Maidstone Bakeries, we have ongoing obligations to purchase donuts and Timbits until early 2016 from Maidstone Bakeries. We also have supply rights until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary. Our rights to purchase, which generally extend for 7 years from the termination of the joint venture agreements, could expire before the expiration of 7 years if a triggering event occurs with respect to the Company, such as if we breach our obligation to purchase all of our donuts and Timbits from Maidstone Bakeries until early 2016 or if we fail to cooperate in estimating the supply needs of our system, and Aryzta takes action to terminate our supply agreement with Maidstone Bakeries. All triggering events which may terminate our right to continue to purchase products from Maidstone Bakeries until late 2017 are within our ability to control.

As a result of our exit from the Maidstone Bakeries joint venture, under certain circumstances, we may be required to purchase products currently sourced from Maidstone Bakeries at a higher cost, build our own facility to manufacture these products, or find alternative products and/or production methods, any of which would cause us to incur significant start-up and other costs. Also, if Maidstone Bakeries’ operations were negatively impacted by an unexpected event, our restaurants could experience shortages of donuts, Timbits, European pastries, and other bread products sourced from Maidstone Bakeries. We expect that any such shortage for most products would be for a limited period of time, until such products could be sourced from alternate suppliers, except for certain par-baked donuts and Timbits, for which alternate suppliers would likely require significant lead-time for equipment necessary to manufacture donuts and Timbits.

Our fondant and fills manufacturing facility produces and is the sole supplier of ready-to-use glaze and certain fondants and fills which are used on a number of our products. However, should our facility be unable to supply ready-to-use glaze, it may be replicated by restaurant-level operations and, should our facility be unable to supply for an extended period, we believe substitute fondants and fills could be supplied by third parties. We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. We purchase those raw materials and supplies from multiple suppliers and generally have alternative sources of supply for each.

World markets for some of the commodities that we use in our business (such as coffee, wheat, edible oils and sugar) have experienced high volatility, including a number of commodities which experienced elevated spot market prices relative to historic prices. While we typically have purchase contracts in place to secure key commodities such as coffee, wheat, sugar, and edible oils that typically extend over a 6-month period, we may be subject to higher commodity prices depending upon prevailing market conditions at the time we make purchases beyond our current commitments. The continued relative strength of the Canadian dollar against the U.S. dollar, and our policy of hedging foreign currency exposure through forward foreign currency contracts, may help to mitigate some, but not all, of these price increases as certain of these commodities are sourced in U.S. dollars.

Our business will continue to be subject to changes related to the underlying cost of key commodities. These cost changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower cost of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain extent, as mentioned above, if costs increased to a greater degree for 2013 purchases, we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, but these price increases could negatively affect our transactions if our customers do not accept any such price increases.

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

Franchise and Other Arrangements

Restaurant owners. Our objective is to have restaurant owners own or operate substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants primarily for restaurant owner training. As at December 30, 2012, restaurant owners owned or operated 99.5% of both our Canadian restaurants and U.S. restaurants.

Our restaurant owners operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus aggregate renewal period(s) of approximately 10 years. For new arrangements and renewals, restaurant owners who lease land and/or buildings from the Company typically pay a royalty of 3.0% to 4.5% of weekly gross sales of the restaurant, as defined in the license agreement. Under a separate lease or sublease, restaurant owners typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales, as defined in the license agreement. Where the restaurant owner either owns the premises or leases it from a third party, the royalty is typically increased. Under the license agreement, each restaurant owner is required to make contributions to an advertising fund based on a percentage of restaurant gross sales, further described under “Advertising and Promotions,” below.

To keep system restaurants up-to-date, both aesthetically and operationally, our license agreements require a full-scale renovation of each restaurant by the restaurant owner, including our non-standard restaurants, which occurs approximately every 10 years. We typically, but are not required to, contribute up to 50% of the funding required for certain front-of-restaurant construction costs incurred in connection with renovations on properties that we own or lease.

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

We reserve the right to terminate the license agreement for a variety of reasons described in the underlying agreement, and generally, retain the right to reacquire a restaurant owner’s interest in a restaurant under certain circumstances.

Other arrangements. For new restaurant owners, we will typically enter into operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. These are not typical franchise relationships. Such arrangements usually require the operator to pay approximately 20% of the restaurant’s weekly gross sales, as described in the operator agreement, to the Company. Additionally, the operator will be responsible for paying all trade debts, wages and salary expenses, maintenance and repair costs, taxes, and any other expenses incurred in connection with the operation of the restaurant. These operators also make the required contributions to our advertising funds, described below. In any such arrangement, the Company and the operator each have the option of terminating the agreement upon 30 days’ notice in Canada and 30 business days’ notice in the U.S. Although we do not consider our operators to be typical restaurant owners, for purposes of this Form 10-K, references to restaurant owners include these operators, and references herein to license agreements include these operator agreements, unless otherwise indicated.

Historically, we offered a franchise incentive program (“FIP”) for certain of our U.S. restaurant owners, which provides interest-free financing (“FIP Note”) for the purchase of certain restaurant equipment, furniture, trade fixtures, and signage (the “equipment package”), with payment deferred for a period of 104 weeks from the date of opening (the “prescribed period”). Commencing in fiscal 2011, we have generally transitioned from offering this arrangement to using our operating agreement model (as described above) with new restaurant owners. If our restaurant owners are unable to secure financing for the equipment package, we may extend the maturity date of their FIP Note on a case-by-case basis. If the restaurant owner does not make the required payments, we are able to take back ownership of the restaurant and equipment, based on the underlying franchise agreement. A significant portion of the outstanding FIP Notes are currently past due. We do not plan to utilize the FIP Note program extensively going forward. Under Financial Accounting Standards Board Accounting Standards Codification™ 810—Consolidation, we are required to consolidate the financial results of certain of these operators and FIP arrangements as set forth in Notes 1 and 23 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

At our discretion, we may offer additional relief to restaurant owners primarily in developing markets in the U.S. where the brand is not yet established and the restaurants are underperforming. The terms of this additional relief vary depending on the circumstances, but may include assistance with costs of supplies; certain operating expenses, including real estate and equipment rent and royalties; and, in certain markets, labour and other costs. These “support costs” decrease the Company’s rents and royalties revenue. As we develop more restaurants in the U.S., our relief costs may increase. We anticipate this will continue as we expand our developing markets in the U.S. We also provide limited relief to Canadian restaurant owners in certain circumstances.

Master License Agreements. We are party to master licensing arrangements, as licensee, with the franchisors of the Cold Stone Creamery brand in Canada and the U.S. We are also party to a master license agreement, as licensor, with Apparel to develop Tim Hortons restaurants in the GCC. See “Restaurant formats” and “Restaurant development” above and “Trademarks and Service Marks” below.

Advertising and Promotions

Our marketing is designed to focus on “It’s Time for Tims”™ and to create and extend our brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” We use radio, television, print and online advertising; event sponsorship; our highly visible community caring programs; and our Tim Card, a reloadable cash card for guest purchases at system restaurants, to reinforce this brand image with our guests. We also host websites at www.everycup.ca and www.everycup.com which invite guests from Canada and the U.S. to share their stories and experiences with Tim Hortons, as well as Facebook and Twitter accounts.

National Marketing Program. Restaurant owners fund substantially all of our national marketing programs by making contributions to our Canadian or U.S. advertising funds, which were established to collect and administer contributions for advertising efforts. In fiscal 2012, restaurant owners and Company-operated restaurants in Canada contributed approximately 3.5% of their sales to the Canadian advertising fund. Although the franchise or license agreement requires contributions of up to 4.0% of sales, we have voluntarily reduced the current contribution to 3.5%, but retain the right to increase the contribution at any time. Restaurant owners and Company-operated restaurants in the U.S. contributed approximately 4.0% of their sales to the U.S. advertising fund. We have national advisory boards of elected restaurant owners. The mandate for these boards includes responsibility for matters related to the Canadian and U.S. advertising funds, respectively, including promotions, operations, and research and development. In addition, we also have a guiding coalition for Cold Stone Creamery in Canada that provides feedback on promotions, operations and research and development.

See “Business Overview” above regarding our current strategies to leverage advertising and marketing to advance and reinforce our operational initiatives.

In fiscal 2012, our Canadian advertising fund invested $49.0 million to expand the use of digital menu boards in our Canadian restaurants along with new rotating menu boards in drive-thrus. These expenditures were funded through third-party financing and secured by the Canadian advertising fund’s assets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Regional Marketing Programs. Part of the national marketing program contribution is allocated to regional marketing groups (approximately 336 in Canada and 39 in the U.S.). The regional marketing groups sponsor and support locally targeted marketing programs. We also support these regional marketing groups with market strategy and regional plans and programs.

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

See Note 23 to the Consolidated Financial Statements included in Item 8 for further information regarding our advertising funds.

Competition

We compete in the quick service restaurant segment in Canada and the U.S. We face significant competition with a wide variety of restaurants on a national, regional, and local level, including quick service and fast-casual restaurants focused on specialty coffee, baked goods, and sandwiches, as well as gas and other convenience locations that sell food and beverages. The size and strength of our competitors vary by region, and there are numerous competitors in nearly every market in which we conduct business or expect to enter.

We also compete with alternative methods of brewed coffee for home use. While these methods are a potential substitute for purchasing coffee from our restaurants, they also represent an opportunity for us. We have traditionally sold fine grind coffee for home brewers, and in fiscal 2012, we entered the single-serve coffee market.

We believe competition within the quick service restaurant segment is based on, among other things, product quality, taste, concept, atmosphere, guest service, operational excellence, convenience and price. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing, general brand acceptance, and new product development by us and our competitors are also important factors. The prices charged by us for menu items may vary from market to market depending on competitive pricing and the local cost structure. Additionally, we compete with quick service restaurants and other specialty restaurants for personnel, suitable restaurant locations, and qualified restaurant owners.

In Canada, we have the leading market position in this segment, based on systemwide sales and number of restaurants, with a strong presence in every province. According to NPD Crest, based on transactions, our system restaurants represented approximately 42% of the Canadian quick service restaurant sector for the 12 months ended November 2012 and 77% of the brewed coffee sector of the Canadian quick service restaurant sector for the same period, in each case based on number of guests served. Our strong brand, value positioning, convenience and ability to leverage our scale in advertising are designed to help support our goal of maintaining and building upon our market position in Canada in 2013.

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

Competition in both Canada and the U.S. has intensified in the context of ongoing macro-level economic challenges and fragile consumer confidence. In an environment of limited overall growth in the quick service restaurant sector, several restaurant chains including Tim Hortons have been seeking to grow through a broadening of their menu offerings and an increased focus on dayparts beyond their traditional areas of strength. These strategies have also led to heightened competition in the coffee market and the breakfast daypart, among others, both of which are key parts of our business. A number of competitors, including Tim Hortons, have also engaged in discounting, “combo” or value-pricing practices, and other promotions. The combination of challenging macro operating conditions and a cross-over of brands and menu offerings has led to an intensified competitive market with respect to price, value positioning and promotional activities. In fiscal 2012, we continued to offer targeted value-priced food and beverage programs, in addition to the launch of new products at a variety of everyday value price points, with the intent to strengthen and build on our value/quality positioning and to enhance this message with our guests in a tangible way. In the U.S., we also used coupons as a vehicle to attract new guests and introduce them to our brand and new product offerings. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our restaurant owners to communicate and interact with guests in a manner that responds to their current situation and the economic environment. We believe that continued business refinements will help, over time, to positively position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

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

Trademarks and Service Marks

We have registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. We have also registered various internet domain names, including www.timhortons.com, www.rolluptherimtowin.com, www.timcard.ca, shop.timhortons.com, www.everycup.ca and www.everycup.com. Some of our most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons and Always Fresh Oval Background Design;

•	Roll Up The Rim To Win;

•	Timbits;

•	Tim Card;

•	TimShop;

•	Camp Day; and

•	Making a True Difference.

We have also filed pending applications for “Tim Hortons Cafe & Bake Shop Design”, “Where Quality Meets Value”, and “It’s Time for Tims”.

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

We are party to 2 separate master license agreements, as licensee, with the franchisors of the Cold Stone Creamery brand in Canada and the U.S., respectively. The nature and purpose of the arrangements are to expand the parties’ co-branding initiatives. One such agreement provides us with the exclusive right to use the Cold Stone Creamery trademarks in Canada together with the right to sub-franchise said marks on an exclusive basis and the other agreement provides us with the right to use the Cold Stone Creamery trademarks in the United States in specified locations, together with the right to sublicense said marks on a non-exclusive basis.

We are also a party to a master license agreement with Apparel, as licensor, pursuant to which Apparel has the right to use certain Tim Hortons trademarks in Oman, Bahrain, Qatar, Kuwait and the United Arab Emirates.

Sustainability and Responsibility

Sustainability and responsibility at Tim Hortons is integrated through our “Making a True Difference”TM framework which is divided into 3 core pillars—Individuals, Communities and the Planet. Within each pillar are a number of key issues determined to be of importance to our stakeholders such as nutrition, food safety, employees, children, animal welfare, community giving, environmental stewardship, climate change and sustainable supply chain practices. We have developed a number of commitments and goals with respect to each of these areas of focus, and have reported our performance against these goals in our annual Sustainability and Responsibility Report, in accordance in large part with reporting which broadly models the Global Reporting Initiative’s (“GRI”) G3.1 Guidelines and is available online at http://sustainabilityreport.timhortons.com.

Governance and Accountability for Sustainability and Responsibility. Our Sustainability and Responsibility Policy includes a structure and supporting processes for effective sustainability and responsibility governance and accountability, and is reviewed regularly. The Tim Hortons Board of Directors governs sustainability and responsibility through the Nominating and Corporate Governance Committee of the Board. Oversight activities include review of: policy development; sustainability and responsibility strategies, including mitigation of risks; and organizational sustainability and responsibility commitments, goals and external reporting. Management accountability for sustainability and responsibility resides within the Tim Hortons Executive Group.

Management of Sustainability Risks and Opportunities. The assessment and management of sustainability-related risks and opportunities is embedded as part of our governance framework, as is our sustainability and responsibility strategy and its supporting implementation plan. Key aspects of our approach include: the assessment of sustainability and responsibility impacts of major business decisions; the integration of sustainability and responsibility into the Company’s Enterprise Risk Management Program, as applicable; the development of internal performance scorecards; monitoring our relations with our stakeholders; the assessment of sustainability and responsibility trends; and, consideration of public policy, consumer, corporate, and general public trends, issues, and developments that may impact the Company.

Environmental Matters

Our operations, including our distribution and manufacturing operations, supply chain, restaurant site selection and development, and other aspects of our business, are subject to complex environmental, health, and safety regulatory regimes, and involve the risk of environmental liability. There are also potential risks for releases of hazardous substances and accidents that could result in environmental contamination that are not within our control.

Our restaurants have not been the subject of any material environmental investigations or claims of which we are aware. Our current practice is to conduct environmental due diligence when considering potential new restaurant locations or other company-owned facilities. This due diligence typically includes a Designated Substance Survey and a Phase I Environmental Site Assessment, which assists in identifying environmental conditions associated with a property and, if warranted, a Phase II Environmental Site Assessment to further investigate any areas of potential environmental concern. Action is taken, as needed, to appropriately resolve any issues.

Certain municipal governments and environmental advocacy groups focus on the level of emissions from vehicles idling in drive-thrus. Certain of these municipalities have implemented a moratorium on drive-thru development and/or have considered implementing a restriction on drive-thru operations on smog-alert days. Anti-idling by-laws are also being considered in various communities, on both public and private lands. If such restrictions, moratoriums and/or by-laws are imposed, they could have a substantial negative impact on our business and would limit our ability to develop restaurants with drive-thrus.

Variations in weather in the short-term, and climate change in the long-term, have the potential to impact growing conditions in regions where we source our agricultural commodities, including coffee, wheat, sugar and other products. Over time, climate change may result in changes in sea levels, weather and temperature change, disease and pest levels, drought and fires, and resource availability. On a year-to-year basis, agricultural production can be negatively affected by weather variations and resulting physical impacts to the environment. The overall supply and demand of agricultural commodities and the price we pay for these commodities on the world market can therefore be impacted. At this time, we are unable to predict the effect on our operations, revenues, expenditures, cash flows, financial condition and liquidity due to the potential impacts of climate change. Proposed cap and trade systems and/or new carbon taxation may present risks or opportunities that will likely be unique to every business sector. We are unable to predict the effect on our operations of possible future environmental legislation or regulations in these areas.

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

Over time it is expected that stewardship programs will evolve into full extended producer responsibility programs (“EPR”) where industry funds up to 100% of the end-of-life management for products and packaging. This evolution is aligned with the Canadian Council of Ministers of the Environment’s (“CCME”) Canada-Wide Action Plan for Extended Producer Responsibility, which recommends that all Canadian provinces develop and implement EPR legislation for packaging (and other designated materials) by 2015. Some provinces have begun this process. For example, the implementation of 100% producer funding for packaging and printed matter in Quebec will take effect in 2013. In British Columbia, 100% extended producer responsibility for packaging and printed matter is expected to be in place by May 2014.

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

In October 2010, we sold our 50% joint-venture interest in Maidstone Bakeries to our former joint venture partner. See “Operations—Manufacturing” above and Note 4 to the Consolidated Financial Statements included in Item 8. During 2010 through 2012, we disposed of all Company-owned and/or controlled properties in the Providence, Rhode Island and Hartford, Connecticut markets in connection with the closures (in late 2010) of underperforming restaurants in these New England regions.

We intend to evaluate other potential mergers, acquisitions, joint ventures, investments, strategic initiatives, alliances, vertical integration opportunities and divestitures when opportunities arise or our business warrants evaluation of such strategies. See “Business Overview” above and Item 1A. Risk Factors.

Seasonality

Our business is moderately seasonal. Revenues and operating income are generally lower in the first quarter due, in part, to a lower number of new restaurant openings and consumer post-holiday spending patterns. First quarter revenues and operating income may also be affected by severe winter weather conditions, which can limit our guests’ ability to visit our restaurants and, therefore, reduce sales. Revenues and operating income generally build over the second, third, and fourth quarters and are typically higher in the third and fourth quarters due, in part, to a higher number of restaurant openings having occurred year-to-date. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Employees

In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design, and began the process of realigning roles and responsibilities under that new structure. We believe that the new structure will facilitate the execution of strategic initiatives as we continue to grow our business, and streamline decision-making across the Company. We also believe that the new structure will create scalability for future growth, and reduce our cost structure relative to what it otherwise would have been had we not undertaken the reorganization.

Our principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). We have 11 other regional offices, including our manufacturing facilities and distribution centres. Our manufacturing facilities are located in Rochester, New York; Hamilton, Ontario; and Oakville, Ontario. Our distribution centres are located in Guelph and Kingston, Ontario; Langley, British Columbia; Calgary, Alberta; and Debert, Nova Scotia. Our other regional offices (other than our distribution and manufacturing facilities) are located in Lachine, Quebec; Brighton, Michigan; and Williamsville, New York. As at December 30, 2012, we had approximately 2,121 employees in our principal offices, regional offices, distribution centres, and manufacturing facilities. We also had 2 employees that work on international activities in the Republic of Ireland and the U.K. and 1 employee that works on international activities in the GCC.

As at December 30, 2012, the Company operated directly (without restaurant owners) 18 restaurants in Canada and 4 restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at December 30, 2012 was approximately 402, with another approximately 164 employees working part-time, bringing the total number of our restaurant employees to approximately 566. None of our employees are covered by a collective bargaining agreement. At franchised locations, employees are hired and managed by the restaurant owners and not by the Company.

Government Regulations and Affairs

The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thrus), environmental (including litter and drive-thru emissions), traffic and transportation, land transfer tax, and other regulations. Restaurant operations, and our manufacturing and distribution facilities, are also subject to licensing and regulation by federal, state, provincial, and/or municipal departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial, and state labour laws (including applicable minimum wage requirements, overtime, working and safety conditions and employment eligibility requirements; federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our restaurant owners and our performance. See also “Environmental Matters” above regarding environmental regulations affecting our Company.

A number of states in the U.S., and the provinces of Ontario, Alberta, Prince Edward Island, Manitoba and New Brunswick, have enacted or are in the final stages of enacting legislation that affects companies involved in franchising. Franchising activity in the U.S. is also regulated by the U.S. Federal Trade Commission. Much of the legislation and rules adopted have been aimed at providing detailed disclosure to a prospective restaurant owner, duties of good faith as between the franchisor and the restaurant owner, and/or periodic registration by the franchisor with applicable regulatory agencies. Additionally, some U.S. states have enacted legislation that governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. Certain other U.S. states, as well as the U.S. Congress, have also considered or are considering legislation of this nature. We have complied with regulatory requirements of this type in all applicable jurisdictions. We cannot predict the effect on our operations, particularly on our relationship with restaurant owners, of the future enactment of additional legislation or modifications of existing legislation in this area.

The Canadian government continues to work with members of the quick service restaurants sector to reduce sodium intake among consumers. The Sodium Working Group was disbanded in 2011. In June 2012, Health Canada released a sodium reduction guidance document called “Guidance for the Food Industry on Reducing Sodium in Processed Foods”. Also in June 2012, the provincial and territorial Ministers of Health release a progress report on sodium reduction called “Reducing the Sodium Intake of Canadians: A Provincial and Territorial Report on Progress and Recommendations for Future Action”. We continue to work with suppliers to reduce the amount of sodium in our products. As of the end of 2012, we have gradually reduced sodium by approximately 31% in our soups, 49% in our deli meats, 22% in our muffins, 15% in our hot beverages and 10% in our chili and plan to continue to work to further reduce sodium levels in our products.

Governments and consumer advocacy groups are encouraging alternative food processing methods to reduce trans fatty acids (“TFA”). During 2006, significant progress was made to reduce trans fat in most of our products to at or below acceptable levels in Canada and the U.S. As required by Canadian and U.S. legislation, we comply with nutritional labeling for foods, including those that contain acceptable TFA levels. Certain municipal governmental authorities, such as New York City, have banned TFA. We continue to research approaches so that we do not exceed acceptable levels of TFA in our products, while still maintaining the taste and quality that guests desire.

Our main objective is to continue to provide our guests with the same great tasting, quality products, without sacrificing flavour and freshness. With respect to awareness, we have voluntarily posted the sodium content (along with 13 additional nutrients) of our products in our on-line and printed nutrition guides for a number of years as part of our commitment to providing our guests with up-to-date nutritional information. We also developed a nutrition application with the latest nutritional information which may be downloaded to certain smartphone devices.

Legislation has been enacted in certain U.S. jurisdictions requiring restaurants to post calorie count information on menu boards. We will monitor and comply with all regulations enacted by the U.S. Food and Drug Administration in connection with such calorie count posting requirements. Certain provinces of Canada are also considering similar laws that would require the posting of calorie count information on menu boards. National restaurant chains in Canada, including our Company, are engaged in the Federal, Provincial, Territorial Task Group on the provision of nutritional information in restaurants.

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

We caution readers that in addition to the important factors described elsewhere in this Form 10-K (the “Report”), readers should carefully review the risks described below as they describe important factors that could affect or cause our actual results to differ materially from those expressed in any forward-looking statements made by us and/or our historic trends.

Our growth strategy and other important strategic initiatives may not be successful and may expose us to additional risk.

Our growth strategy to a large extent depends on our ability to increase the number of Tim Hortons restaurants through internal growth and potentially through strategic initiatives (such as acquisitions, joint ventures, and alternative business models, such as self-serve kiosks, co-branding and master licensing agreements). There is no assurance that we will be able to achieve our growth objectives, new restaurants may not be profitable, and strategic initiatives may not be successful and may expose us to various risks.

The addition of new restaurants in a market may negatively impact the same-store sales growth and profitability of restaurants already existing in the market. If our new restaurants are not profitable or if new restaurants negatively affect the profitability of existing restaurants, we may be limited or unable to carry out expansion activities and our business model of franchising new or existing restaurants, or we may be delayed in doing so, as we could have difficulty finding qualified restaurant owners willing to participate in our expansion or we may desire that the restaurant reach minimum profitability levels before franchising the restaurant. This would likely hurt our revenue growth and operating results. We may also need to provide relief and support programs for our restaurant owners in developing markets as well as expand our financing support programs or extend financing on more generous terms than would be available from third parties, either of which could increase our costs and thus decrease net income. Alternatively, if we have interested restaurant owners, we may offer the restaurant to a restaurant owner on an operator or other agreement, which may also result in an increase in restaurant owner relief and support costs. Initially, after conversion to an operator or other agreement, we generally provide additional relief, and we may be required to consolidate some of these restaurants pursuant to applicable accounting rules.

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

From time to time, we may rationalize and close underperforming restaurants in order to improve overall profitability. Such closures, however, may be accompanied by impairment charges and/or valuation allowances that may have a negative impact on our earnings. We may also deliberately slow the development of new restaurants in some markets, depending on various factors, including the sales growth of existing restaurants in such markets. Same-store sales growth is a milestone we monitor, and, among other things, if sales growth falls below our expectations for a prolonged period of time, if we have significant negative cash flows in a market for several years, or if we close restaurants outside of the ordinary course of business, we may be forced to impair assets in affected markets, which could have a negative effect on our earnings.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighbourhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delay or cancellation of new site developments by developers and landlords, which may be exacerbated by any sluggishness in commercial real estate or credit markets. If we cannot obtain desirable locations for our restaurants at reasonable prices due to, among other things, difficulty managing acquisition, construction and/or development costs of new restaurants at affordable levels; difficulty negotiating leases with acceptable terms; or onerous zoning restrictions, our ability to execute our growth strategies will be adversely affected.

We have vertically integrated manufacturing, warehouse and distribution capabilities which benefit our restaurant owners and are important elements of our business model which allow us to: improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products; provide economies of scale and labour efficiencies; and generate additional sources of income and financial results. There are certain risks associated with our vertical integration growth strategy, including: delays and/or difficulties associated with owning a manufacturing, warehouse and distribution business, including, but not limited to, the initial ramp-up period after opening, maintenance, operations and/or management of the facilities, equipment, employees and inventories and limitations on the flexibility of controlling capital expenditures and overhead; and the need for skills and techniques that are outside our traditional core expertise. If we do not adequately address the challenges related to our vertically integrated operations or our overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted.

We also intend to continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, and vertical integration opportunities, which are subject to many of the same risks that also affect new restaurant development. In addition, these transactions involve various other financial and tax, managerial, and operational risks, including: accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; the potential loss of key personnel of an acquired business; the Company’s ability to achieve projected economic and operating synergies; difficulties successfully integrating, operating, maintaining and managing newly acquired operations or employees; difficulties maintaining uniform standards, controls, procedures and policies; the possibility the Company could incur impairment charges if an acquired business performs below expectations; unanticipated changes in business and economic conditions affecting the acquired business; ramp-up costs, whether anticipated or not; the potential for the unauthorized use of the Company’s trademarks and brand name by third parties; the possibility of a breach of contract or spoliation of the business relationship with a third party; the potential negative effects such transactions may have on the Company’s relationship with restaurant owners and existing business relationships with suppliers; the potential exposure to restaurant owners and others arising from the Company’s reliance on and dissemination of information provided by third parties; and diversion of management’s and restaurant owners’ attention from the demands of the existing business. In addition, there can be no assurance that the Company will be able to complete the desirable transactions, for reasons including restrictive covenants in debt instruments or other agreements with third parties, or a failure to secure financing in a tight credit market. Strategic alliances have been an integral part of our strategic plan to “grow in ways we have not grown before.” There can be no assurance that: significant value will be recognized through such strategic alliances; we will be able to maintain our existing strategic alliances; or, we will be able to enter into new strategic relationships in the future. While we believe we could ultimately take action to terminate any alliances that prove to be unsuccessful, we may not be able to identify problems and take action quickly enough and, as a result, our brand image and reputation may suffer, or we may suffer increased liabilities, costs and other financial burdens. Entry into and the subsequent unwinding of strategic alliances may expose us to additional risks which may adversely affect our brand and business and decrease our revenue and growth prospects.

We developed and began implementing various strategic plans and initiatives commencing in 2010. Our financial outlook and long-range aspirational earnings per share targets through the end of 2013, as previously announced, are based on the successful implementation, execution, and guest acceptance of such plans and initiatives. These strategic plans are also designed to improve our results of operations and drive long-term shareholder value. There can be no assurance that we will be able to implement our strategic plans and initiatives or that such plans and initiatives will yield the expected results, either of which could cause us to fall short of achieving our financial objectives and long-range aspirational goals.

Our success depends substantially on the value of the Tim Hortons brand and our Canadian segment performance.

Our success is dependent to a large part upon our ability to maintain and enhance the value of our brand, our guests’ connection to and perception of our brand, and a positive relationship with our restaurant owners. Brand value can be severely damaged even by isolated incidents, such as contaminated food, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our restaurant owners, our growth strategies, our relationships with third parties with whom we enter into strategic alliances, our development efforts in domestic and foreign markets, land use and site and building development and conditions with respect to our restaurants (including equipment, environmental, and health and safety issues), sustainability or the ordinary course of our or our restaurant owners’ business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as: actions taken (or not taken) by 1 or more restaurant owners or their employees relating to health, safety, environmental, welfare, labour matters, public policy or social issues, or otherwise; litigation and claims; failure of, or security breaches or other fraudulent activities associated with, our networks and systems; illegal activity targeted at us; and negative incidents occurring at or affecting our strategic business partners, affiliates, or corporate social responsibility programs. Our brand could also be damaged by falsified claims or the quality of products from vertically integrated manufacturing facilities, as well as negative publicity from various sources, whether true or not, which are beyond our control. In addition, a variety of risks to our brand are associated with the use of social media, including negative comments about us, improper disclosure of proprietary information, exposure to personally identifiable information, fraud or out-of-date information. The inappropriate use of social media by our guests and/or employees could increase our costs, lead to litigation or result in negative publicity that could damage our brand and reputation. Guest demand for our products and our brand value could diminish significantly if any such incidents or other matters erode guest confidence in us or our products, which would likely result in lower sales and, ultimately, lower earnings and profits.

In addition, the Tim Hortons brand is synonymous with our ability to deliver quality food products at value prices. If we are unable to maintain in Canada, or unable to maintain and/or achieve in other markets, an appropriate price to value relationship for our products in the minds of guests, our ability, by and through our restaurant owners and independently, to increase or maintain same-store sales may be affected. Our ability to maintain or achieve the appropriate price-to-value relationship also may be affected by discounting or other promotional activity of competitors, which can be very aggressive.

Our financial performance is highly dependent on our Canadian operating segment, which accounted for approximately 94.0% of our reportable segment revenues, and 97.5% of our reportable segment operating income in fiscal 2012. Any substantial or sustained decline in our Canadian business would materially and adversely affect our financial performance.

The quick service restaurant segment is highly competitive, and competition could lower our revenues, margins, and market share.

The quick service restaurant segment of the food service industry is intensely competitive. Tim Hortons restaurants compete with international, regional, and local organizations primarily through the quality, variety, and value perception of food products offered. Other key competitive factors include: the number and location of restaurants; quality and speed of service; attractiveness of facilities; effectiveness and magnitude of advertising, marketing, promotional, and operational programs; price; changing demographic patterns and trends; changing consumer preferences and spending patterns, including weaker consumer spending in difficult economic times, or a desire for a more diversified menu; changing health or dietary preferences and/or perceptions; and, new product development. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, the loss of market share, and the inability to attract qualified restaurant owners in the future. See additional disclosure under “Competition” in Item 1 of this Report that is incorporated herein by reference.

Our operating results and financial condition could be adversely impacted by the current worldwide economic conditions.

Our operating results and financial condition are sensitive to and dependent upon discretionary spending by guests, which may be affected by uncertainty in general economic conditions that could drive down demand for our products and result in fewer transactions or decrease average cheque per transaction at our restaurants. In addition, we have investments of cash in bank deposits and money market funds, which could experience sharp declines in returns or otherwise be at risk depending upon the extent of instability in the credit and investment markets. The current economic conditions may also have negative impacts on businesses in general, including our restaurant owners, suppliers and strategic partners. We cannot predict the timing or duration of the suppressed economic conditions or the timing or strength of a subsequent economic recovery, and many of the effects and consequences of these conditions are currently unknown. Any one or all of them could have an adverse effect on our business, results of operations, financial condition, liquidity and/or capital resources.

Our financial results and achievement of our same-store sales growth strategy is dependent on our continued innovation and the successful development and launch of new products and product extensions.

Achievement of our same-store sales growth strategy is dependent, among other things, on our ability and capacity to extend the product offerings of our existing products and introduce innovative new products. Although we devote significant focus to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to gather sufficient data and effectively gauge the direction of market and consumer trends and initiatives and successfully identify, develop, manufacture, market and sell new or improved products in response to such trends. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations. The speed of service and capacity in our restaurants may also be impacted by our ability to manage the impact that the complexity of our menu and product offerings may have on our restaurant operations and customer acceptance, perceptions and reactions and may ultimately have an adverse effect on our financial condition or results of operations.

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

We are currently in a CEO transition period and our Board of Directors is in the process of searching for a new CEO. Mr. Paul House, our Executive Chairman, President and Chief Executive Officer, has agreed to remain in the capacity as President and CEO, until the earlier of December 31, 2013 or the appointment and transition to a successor President and CEO. There can be no assurance that Mr. House will extend his tenure beyond such date. With any disruption in the CEO position for an extended period or the change in leadership, there is a risk to retention of other members of senior management, even with the existing retention program in place, as well as to continuity of business initiatives, plans and strategies through the transition period.

In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design. We expect to have substantially completed the process of realigning roles and responsibilities under that new structure by the end of the first quarter of 2013. As a result of the Corporate reorganization, there has been a slight net reduction in the size of our employee base due to the departure of certain employees, and we currently have vacancies in certain positions which need to be filled. Any lack of required resources for a prolonged period of time could negatively impact our operations and ability to execute our strategic initiatives; harm our ability to retain and motivate employees; and negatively impact our ability to attract new employees.

Increases in the cost of commodities or decreases in the availability of commodities could have an adverse impact on our restaurant owners and on our business and financial results.

Our restaurant system is exposed to price volatility in connection with certain key commodities that we purchase in the ordinary course of business such as coffee, wheat, edible oils and sugar, which can impact revenues, costs and margins. Although we monitor our exposure to commodity prices and our forward hedging program (of varied duration, depending upon the type of underlying commodity) partially mitigates the negative impact of any cost increases, price volatility for commodities we purchase has increased due to conditions beyond our control, including economic and political conditions, currency fluctuations, availability of supply, weather conditions, pest damage and changing global consumer demand and consumption patterns. Increases and decreases in commodity costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to restaurant owner and guest acceptance, respectively. Notwithstanding the foregoing, while it is not our operating practice, we may choose not to pass along all price increases to our restaurant owners. As a result, commodity cost increases could have a more significant effect on our business and results of operations than if we had passed along all increases to our restaurant owners. Price fluctuations may also impact margins as many of these commodities are typically priced based on a fixed-dollar mark-up. A number of commodities have recently experienced elevated prices relative to historic prices. Although we generally secure commitments for most of our key commodities that typically extend over a 6-month period, we may be forced to purchase commodities at higher prices at the end of the respective terms of our current commitments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk of this Report.

If the supply of commodities, including coffee, fail to meet demand, our restaurant owners may experience reduced sales which in turn, would reduce our rents and royalty revenues as well as distribution sales. Such a reduction in our rents and royalty revenues and distribution sales may adversely impact our business and financial results.

Food safety and health concerns may have an adverse effect on our business.

Incidents or reports, whether true or not, of: unclean water supply; food-borne illness (including E. coli, listeria, hepatitis A, “mad cow” disease or salmonella); injuries caused by or claims of food tampering, food contamination, widespread product recall, employee hygiene and cleanliness failures or impropriety at Tim Hortons or other quick service restaurants unrelated to Tim Hortons; and, the potential health impacts of consuming certain of our products, could result in negative publicity, damage our brand value, and potentially lead to product liability or other claims. Any decrease in guest traffic or temporary closure of any of our restaurants as a result of such incidents or negative publicity may have a material adverse effect on our business and results of operations. Food-borne illness or food safety issues may also adversely affect the availability and price of ingredients, which could result in disruptions in our supply chain and/or negatively impact our restaurant owners and us.

Our distribution operations and supply chain are subject to pressures and risks, many of which are outside our control, that could reduce the profitability of our operations.

Our distribution operations and supply chain may be impacted by various factors, some of which are beyond our control, that could injure our brand and negatively affect our results of operations and our ability to generate expected earnings and/or increase costs, including: increased transportation, shipping, food and other supply costs; inclement weather or extreme weather events; risks of having a single source of supply for certain of our food products; shortages or interruptions in the availability or supply of perishable food products and/or their ingredients; potential cost and disruption of a product recall; potential negative impacts on our relationship with our restaurant owners associated with an increase of required purchases, or prices, of products purchased from our distribution business; and political, physical, environmental, labour, or technological disruptions in our own or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.

See additional disclosure under “Sources and Availability of Raw Materials” in Item 1 of this Report that is incorporated into this section by reference.

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

A substantial portion of our earnings come from royalties, rents, and other amounts paid by restaurant owners, who operated 99.5% of the Tim Hortons restaurants as at December 30, 2012. Accordingly, our financial results are to a large extent dependent upon the operational and financial success of our restaurant owners. There can be no assurance that we will be able to maintain positive relationships with our existing, higher performing restaurant owners or that we will be able to continue to attract, retain, and motivate sufficient numbers of restaurant owners of the same caliber, either of which could materially and adversely affect our business and operating results. Our restaurant owners are independent contractors and, as a result, the quality of their operations may be diminished by factors beyond our control. Some restaurant owners may not successfully operate restaurants in a manner consistent with our standards and requirements or comply with federal, provincial and state labour laws (including minimum wage requirements, overtime, working and safety conditions and employment eligibility requirements), and may not be able to hire, train and retain qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by guests to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability. Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater control over their respective restaurant systems and have greater flexibility to implement operational initiatives and business strategies.

Since we receive revenues in the form of rents, royalties, and franchise fees from our restaurant owners, our revenues and profits would decline and our brand reputation could also be harmed if a significant number of restaurant owners were to: experience operational failures, including health and safety exposures; experience financial difficulty (including bankruptcy); be unwilling or unable to pay us for food and supplies, or for royalties, rent or other fees; fail to be actively engaged in their business such that they are unable to operate their restaurants in a manner consistent with our standards; fail to enter into renewals of franchise, operating or license agreements; or experience any labour shortages, including due to changes in employment eligibility requirements, or significant increases in labour or other costs of running their businesses. Our advertising levies may also be at risk, which could impact the magnitude and extent of our marketing initiatives. In addition, the ability of restaurant owners to finance the equipment and renovation costs or improvements and additions to existing restaurants, and our sale of restaurants to restaurant owners, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds. A weakening in restaurant owner financial stability would have a negative impact on our business and may cause us to finance such purchases for our restaurant owners or, if we elect not to do so or we are unable to do so, our ability to grow our business in the way we would like may be adversely impacted.

Although we generally enjoy a positive working relationship with the vast majority of our restaurant owners, active and/or potential disputes with one or more restaurant owners could damage our brand reputation and/or our relationships with the broader restaurant owner group. See also, risk factor “Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expense” below.

Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expense.

From time to time, we are subject to claims incidental to our business, such as “slip and fall” accidents at franchised or Company-operated restaurants, claims and disputes in connection with site development and construction of system restaurants and employment claims. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. These types of claims could also harm our brand reputation, making it more difficult to attract and retain qualified restaurant owners and grow the business. We may also be subject to claims from employees, guests, and others relating to health and safety risks and conditions of our restaurants associated with design, operation, construction, site location and development, indoor or airborne contaminants and/or certain equipment utilized in operations. In addition, from time to time, we may face claims from: our employees relating to employment or labour matters, including, potentially, class action suits regarding wages, discrimination, unfair or unequal treatment, harassment, wrongful termination, or overtime compensation; our restaurant owners and/or operators regarding their profitability (which is a present claim against us), wrongful termination of their franchise or operating (license) agreement, as the case may be, or other restaurant owner relationship matters; taxation authorities regarding certain tax disputes; patent infringement claims from patent-holding companies; or, other stakeholders or business partners. We are also exposed to a wide variety of falsified or exaggerated claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management attention and increase costs, including costs associated with defending such claims. Any negative publicity resulting from these claims may adversely affect our reputation. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluations prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. A judgment significantly in excess of our insurance coverage for any claims could materially and adversely affect our consolidated financial condition or results of operations. See additional disclosure in Item 3. Legal Proceedings of this Report that is incorporated into this section by reference.

Our business is subject to various laws and regulations and changes in such laws and regulations and/or failure to comply with existing or future laws and regulations, or our planning initiatives related to such laws and regulations, could adversely affect us and our shareholders and expose us to litigation, damage our brand reputation or lower profits.

We and our restaurant owners are subject to various international, federal, state, provincial and local laws, treaties and regulations affecting our and their businesses. These laws and regulations include those regarding or relating to: zoning, land use (including the development and/or operation of drive-thru windows), and traffic; health, food, sanitation and safety; privacy laws, including the collection, retention, sharing and security of data; immigration, employment and labour laws (such as the U.S. Fair Labor Standards Act and similar Canadian legislation), including some increases in minimum wage requirements that were implemented in certain provinces in Canada in 2012, that have increased our and our restaurant owners’ labour costs in those provinces; laws preventing discrimination and harassment in the workplace and providing certain civil rights to individuals with disabilities; laws affecting the design of facilities (such as the Americans with Disabilities Act of 1990 and similar Canadian legislation), including accessibility; tax laws affecting our restaurant owners’ businesses; environmental matters; product safety; nutritional disclosure and regulations regarding nutritional content, including menu labeling; advertising and marketing; record keeping and document retention procedures; and new and/or additional franchise legislation. We are also subject to applicable accounting and reporting requirements and regulations, including those imposed by Canadian and U.S. securities regulatory authorities, the NYSE and the TSX. The complexity of the regulatory environment in which we operate and the related costs of compliance are both increasing due to additional legal and regulatory requirements.

With respect to environmental laws and regulations, our operations are governed and impacted by laws, regulations, local by-laws or limitations regarding climate change, energy consumption and our management, handling, release and/or disposal of water resources, air resources, toxic substances, solid waste and other environmental matters, including:

•

regulations regarding drive-thrus, including banning or imposing idling restrictions in drive-thrus, which could limit our ability to develop (or continue to operate) restaurants with drive-thrus in certain locations and/or affect the efficiency of drive-thru locations; local building codes, which may require more expensive building materials or restaurant types as well as programs requiring greater use of recyclable materials that can be processed by the waste management industry and/or requiring contributions to residential blue box programs in Ontario and other provinces in Canada, or similar programs in the U.S. that result in increased costs because certain municipalities do not accept our recyclable packaging; and

•

regulations relating to the discharge, storage, handling, release and/or disposal of hazardous or toxic substances, particularly with respect to: certain of our operations (e.g., distribution and manufacturing); restaurant locations that were formerly gas stations or that are adjacent to gas stations; septic systems with insufficient capacity; and treatment of well water.

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

We continue to review the implications on us of the Patient Protection and Affordable Care Act of 2010, a comprehensive U.S. health care reform law regarding government-mandated health benefits, as well as the FDA Food Safety Modernization Act, the new U.S. food safety modernization law that was enacted in January 2011 and the FDA’s proposed implementation rules. Although we cannot currently determine with certainty the financial and operational impact that the laws will have on us, our restaurant owners and/or our third-party suppliers and distributors, we expect that costs will increase over the long term as a result of these laws. Any significant increased costs associated with compliance with such laws could adversely affect our financial results and our restaurant owners’ profitability. In 2012, the SEC enacted new annual disclosure and reporting requirements for companies regarding the use of “conflict minerals” from the Democratic Republic of Congo and adjoining countries. It is possible that we will incur costs associated with complying with the new supply chain due diligence procedures required by the SEC and these new requirements could affect the sourcing, availability and pricing of minerals if used in the manufacture of certain of our products. In addition, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of minerals used in our products through the due diligence procedures that we implement.

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

Existing, new, or future changes in tax laws, regulations, and treaties, or the interpretation or enforcement thereof, may adversely impact: our anticipated effective tax rate, tax liabilities and/or reserves; the benefits that we expected to achieve from certain of our completed or planned public or internal tax-related corporate reorganizations; ongoing tax disputes or realization of our tax assets; disclosure of tax-related matters; and/or the expansion of our business into new territories through our strategic initiatives, joint ventures, or other types of programs, projects or activities. In addition, incremental sales taxes at the federal, provincial, state or local level on products sold by our restaurants resulting from, without limitation, increased sales tax rates, changes to the taxability of our products sold at retail, changes to tax rules applicable to our restaurants, introduction of new tax systems such as value-added taxes and the further harmonization of federal and provincial sales tax systems in Canada, may all result in increased sales taxes collected at retail. Any of these changes, if enacted, could have a material adverse impact on us, including higher total costs of our products to our guests.

It is not possible for us to predict what laws or regulations will be enacted in the future, or how existing or future laws and regulations will be administered or interpreted. Changes in our business operations may be negatively impacted by current laws or amended laws which may result in a material adverse impact to us. Compliance with these laws and regulations and planning initiatives undertaken in connection with such laws and regulations could increase our cost of doing business; reduce operational efficiencies; and, depending upon the nature of our and our restaurant owners’ responsive actions to or planning in connection with such laws, regulations, and other matters, damage our reputation. Increases in costs impact our profitability and the profitability of our restaurant owners. Failure to comply with such laws or regulations on a timely basis may lead to civil and criminal liability, cancellation of licenses, fines, and other corrective action, any of which could adversely affect our business and future financial results and have an adverse impact on our brand due to potentially negative publicity regarding our business practices.

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

Based on the provisions of the Income Tax Act (Canada), the U.S. Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder at the time of completing certain of our public or internal company corporate reorganizations (the “Reorganizations”), we anticipated that the Reorganizations would not result in any ongoing material Canadian and/or U.S. federal income tax liabilities to us. However, there can be no assurance that the Canada Revenue Agency (the “CRA”) and/or the U.S. Internal Revenue Service (the “IRS”) will agree with our interpretation of the tax aspects of the Reorganizations or any related matters associated therewith. The CRA or the IRS may disagree with our view and take the position that material Canadian or U.S. federal income tax liabilities, interest and penalties, respectively, are payable as a result of the Reorganizations. If we are unsuccessful in disputing the CRA’s or the IRS’ assertions, we may not be in a position to take advantage of the effective tax rates and the level of benefits that we anticipated to achieve as a result of the Reorganizations and the implications could be materially adverse to us. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities that could have a material impact on our financial position and results of operations. Similarly, other costs or difficulties related to the Reorganizations and related transactions, which could be greater than expected, could also affect our projected results, future operations, and financial condition.

We are party to a tax sharing agreement with Wendy’s, which sets forth the principles and responsibilities of Wendy’s and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. Either we or Wendy’s may be required to reimburse the other party for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the agreement. As 2 taxation years remain open to review and adjustment by taxation authorities, payments may be made by one party to the other for the use of the other party’s tax attributes.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

We have granted a master license for the development of Tim Hortons restaurants in the GCC. The licensee is expected to open and operate up to 120 multi-format restaurants over 5 years ending in 2016, which includes the 24 restaurant locations that were open for business by the end of 2012. Notwithstanding the foregoing, there can be no assurance that our international licensee will satisfy its development commitments to open the number of Tim Hortons restaurants stated in the master license agreement. From time to time, we may grant additional master licenses to licensees in other international markets in the future. International licensees may fail to meet their development commitments or may open restaurants more slowly than forecasted at the time such master license agreements are entered into, which would impact the level of expected financial return from such agreements.

The implementation of our international strategic plan may require considerable or dedicated management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Expansion into new international markets carries risks similar to those risks described above relative to expansion into new markets in the U.S.; however, some or all of these factors, including food safety; brand protection and intellectual property protection; and difficulty in staffing, developing and managing operations and supply chain logistics, including consistency of product quality and service; may be more pronounced in markets outside Canada and the U.S. due to cultural, political, legal, economic, regulatory and other conditions and differences. As such, our international business operations are subject to additional legal, accounting, tax and regulatory risks associated with doing business internationally, including: tariffs, quotas, other trade protection measures; import or export regulations and licensing requirements; foreign exchange controls; restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions; difficulties in enforcement of contractual obligations governed by non-Canadian or non-U.S. law due to differing interpretation of rights and obligations in connection with international franchise or licensing agreements; difficulties collecting royalties from international restaurant owners; compliance with multiple and potentially conflicting laws; new and potentially untested laws and judicial systems; reduced or diminished protection of intellectual property; and anti-corruption laws.

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

Although we believe we have developed the support structure required for international growth, there can be no assurance that our international operations will achieve or maintain profitability or meet planned growth rates. There also can be no assurance that appropriate restaurant owners and/or other licensees will be available in our new international markets. We currently expect that our international restaurant owners may be responsible for the development of a larger number of restaurants than typical for our Canadian or U.S. restaurant owners. As a result, our international operations may be more closely tied to the success of a smaller number of our restaurant owners than is typical for our Canadian and U.S. operations. Operating results from our international operations are currently insignificant to us.

Catastrophic events may disrupt our business.

Unforeseen events, including war, armed conflict, terrorism and other international, regional or local instability or conflicts (including labour issues), embargos, trade barriers, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as the avian, H1N1 or norovirus flu), natural disasters such as flooding, earthquakes, hurricanes, or other adverse weather and climate conditions, whether occurring in Canada, the U.S. or abroad, could disrupt our operations; disrupt the operations of our restaurant owners, licensees, suppliers, or guests; or, result in civil disturbances and political or economic instability. For instance, guests might avoid public gathering places in the event of a health pandemic, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible to adequately staff our restaurants, receive products from suppliers, deliver products to our restaurant owners on a timely basis, or perform functions at the corporate level; and, otherwise impede our ability to continue our business operations in a manner consistent with the level and extent of our business activities prior to the occurrence of the unexpected event or events. The impact of a health pandemic, in particular, might be disproportionately greater on us than on other companies that depend less on the gathering of people for the sale of their products. Our receipt of proceeds under any insurance we maintain to protect against certain of these risks may also be delayed or the proceeds may be insufficient to offset our losses fully.

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

We continue to enhance our integrated financial systems. These systems will integrate and exchange data with the financial systems already in place. There may be risks associated with adjusting to and supporting the new module which may impact our relations with our restaurant owners and suppliers, and the conduct of our business generally. With our use of credit payment systems, our reloadable cash card, and use of debit card systems, we are more susceptible to the risk of an external security breach of guest information that we or third parties under arrangements with us control (including those with whom we have strategic alliances). We could become subject to various claims, including those arising out of theft of data or hardware and fraudulent transactions in the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee; guest; supplier; restaurant owner; third-party, including those with whom we have strategic alliances; or, other company data. This may also result in the suspension of electronic payment processing services and fines from credit card companies or regulatory authorities. This could harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data.

Any failures or inadequacies of our security measures or in systems could damage our brand reputation and result in an increase in service charges, suspension of service, lost sales, fines, or lawsuits as well as expose us to significant unreserved losses, which could result in an earnings and share price decline. Although some losses may be covered by insurance, if there are significant losses that are not covered or there is a delay in receiving insurance proceeds, our consolidated financial condition or results of operations may be adversely affected.

Fluctuations in U.S. and Canadian dollar exchange rates can affect our results, as well as the price of common shares and certain dividends we pay.

The majority of our operations, income, revenues, expenses and cash flows are in Canadian dollars and we report our results in Canadian dollars. When the U.S. dollar falls in value relative to the Canadian dollar, any profits reported by the Company’s U.S. business segment contribute less to (or, for losses, do not impact as significantly) our consolidated Canadian dollar earnings because of the weaker U.S. dollar. Conversely, when the U.S. dollar increases in value relative to the Canadian dollar, any profits reported by the Company’s U.S. business segment contribute more to (or, for losses, impact more significantly) our consolidated Canadian dollar earnings because of the stronger U.S. dollar.

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

Canadian dollars drive our earnings per share; accordingly, our earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars, and we declare dividends in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the share price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar. See Item 5 of this Report for additional information regarding the currency conversion process for dividends.

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

Although we monitor, and restrict restaurant owner, operator and licensees’ activities through our franchise, operator and license agreements, restaurant owners, operators and licensees may refer to our brands improperly in public statements to the media or public, writings or conversation, resulting in the dilution or damage of our intellectual property and brand. Restaurant owner, operator and licensee non-compliance with the terms and conditions of our franchise, operator and license agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, or to engage in quality control or maintain product consistency, or through participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in guest confusion or dilution. Any reduction of our brands’ goodwill, guest confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

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

As at December 30, 2012, we owned or leased the land or building for approximately 83.0% of our full-service system restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing of real estate. In particular, the value of our assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation, as further discussed above under “Our business is subject to various laws and regulations and changes in such laws and regulations and/or failure to comply with existing or future laws and regulations, or our planning initiatives related to such laws and regulations, could adversely affect us and our shareholders and expose us to litigation, damage our brand reputation or lower profits.”

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

We have construction and site management personnel who oversee the construction of our restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,000 to 3,080 square feet, with a dining room and drive-thru window. Each of these restaurants typically includes a kitchen capable of supplying, among other things, fresh baked goods throughout the day. We also have non-standard restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations, drive-thru-only units on smaller pieces of property, and full-serve sites and carts located in sports arenas and stadiums that operate only during events with a limited product offering. These units typically average between 150 to 1,000 square feet. Some of the drive-thru-only units, kiosks, and carts also have bakery production facilities on site.

“Combination restaurants” that include Tim Hortons and Wendy’s restaurants in single free-standing units, typically average about 5,780 square feet. For additional information regarding combination restaurants, see “Operations—Combination restaurants, an ongoing relationship with Wendy’s” in Item 1 of this Report.

As at December 30, 2012, the number of Tim Hortons restaurants, both standard and non-standard locations across Canada, the U.S. and the GCC, totaled 4,264, with standard restaurants comprising 69.3% of the total. For purposes of the foregoing, we have included self-serve kiosks as “non-standard locations.” As at December 30, 2012, all but 22 of the Tim Hortons restaurants were franchise-operated. Of the 4,242 franchised restaurants, 790 were sites owned by the Company and leased to restaurant owners, 2,479 were leased by us, and in turn, subleased to restaurant owners, with the remainder, including all self-serve locations, either owned or leased directly by the restaurant owner. Our land or land and building leases are generally for terms of 10 to 20 years, and often have 1 or more 5-year renewal options. In certain lease agreements, we have the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13%) of annual sales in excess of specified base rental amounts.

The following tables illustrate Tim Hortons system restaurant locations by type, and whether they are operated by the Company or our restaurant owners, as at December 30, 2012.

Company and Franchised Locations

Canadian Locations by Province/Territory	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
Alberta	1	222	1	80	21	325
British Columbia	2	211	—	59	28	300
Manitoba	2	61	1	32	4	100
New Brunswick	—	100	—	14	—	114
Newfoundland and Labrador	—	45	—	10	1	56
Nova Scotia	1	136	—	29	5	171
Northwest Territories	—	1	—	—	—	1
Nunavut	—	—	—	—	3	3
Ontario	3	1,180	1	506	54	1,744
Prince Edward Island	—	12	—	7	—	19
Quebec	4	421	1	103	7	536
Saskatchewan	1	49	—	14	1	65
Yukon	—	2	—	—	—	2

Canada	14	2,440	4	854	124	3,436

% of restaurants that are standard—Canada	71.4%

United States Locations by State	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
Delaware	—	—	—	1	—	1
Florida	—	—	—	1	—	1
Indiana	—	1	—	—	—	1
Kentucky	—	2	—	2	—	4
Maine	—	28	—	2	—	30
Maryland	—	—	—	2	—	2
Michigan	—	168	—	33	—	201
New Jersey	—	—	—	1	—	1
New York	—	140	—	82	161	383
Ohio	2	117	—	17	3	139
Pennsylvania	1	12	—	5	15	33
Virginia	—	1	—	1	—	2
West Virginia	1	5	—	—	—	6

United States	4	474	—	147	179	804

% of restaurants that are standard—U.S.	59.5%

Gulf Cooperation Council Locations by Country	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
United Arab Emirates	—	20	—	2	—	22
Oman	—	2	—	—	—	2

Total	—	22	—	2	—	24

% of restaurants that are standard—GCC	91.7%
% of restaurants that are standard—Systemwide	69.3%

Republic of Ireland and United Kingdom Locations	Non-Standard Arrangements
	Self-Serve Kiosks	Full-Service Locations	Total
Republic of Ireland(1)	187	3	190
United Kingdom(1)	55	—	55

Total	242	3	245

(1)

Represents licensed self-serve kiosks and full-serve locations primarily located in gas and convenience locations. See “Operations—Restaurant development” in Item 1 above. These locations are not included in our Canadian, U.S. or GCC restaurant counts, but are described, as set forth in the table above, separately by country.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of the facilities. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Rochester, New York (U.S. coffee roasting facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Hamilton, Ontario (Canadian coffee roasting facility)	Manufacturing	Owned	76,000
Guelph, Ontario	Distribution/Office	Owned	155,750
Calgary, Alberta	Distribution/Office	Owned	35,500
Debert, Nova Scotia	Distribution/Office	Owned	28,000
Langley, British Columbia	Distribution/Office	Owned	27,500
Kingston, Ontario*	Distribution/Office	Owned	42,750
Kingston, Ontario	Distribution/Office	Owned	135,080
Montreal, Quebec	Distribution/Office	Leased	30,270
Oakville, Ontario	Warehouse	Owned	37,000
Oakville, Ontario	Offices	Owned	153,060
Dublin, Ohio	Office	Leased	17,200
Lachine, Quebec	Office	Owned	5,000
Lachine, Quebec	Office	Leased	8,000
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500

*	This facility was closed when the replacement Kingston distribution centre/office opened and became operational in the latter half of 2011. This property was sold subsequent to fiscal 2012.

Item 3.	Legal Proceedings

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

While the Court found in favour of the Company on all claims, the plaintiffs appealed from the summary judgment decision with respect to some of the claims for breach of contract and with respect to the claim for breach of the duty of good faith. The appeal was heard in December 2012 at which time the Court of Appeal for Ontario dismissed it in its entirety. The plaintiffs have filed an application to seek leave to appeal to the Supreme Court of Canada. If leave is granted and the appeal determined adversely to the Company, the matter could ultimately proceed to trial. The Company continues to believe that it would have good and tenable defences if leave to appeal were granted, the plaintiffs were successful in the appeal, and the matters were to proceed to trial. However, if the matters were determined adversely to the Company at trial and that determination was upheld after all avenues of appeal were exhausted, it is possible that the claims could have a material adverse impact on the Company’s financial position or liquidity.

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

The Company’s common shares are traded on the Toronto Stock Exchange (“TSX”) and New York Stock Exchange (“NYSE”) (trading symbol: THI). The following tables set forth the High, Low and Close prices of the Company’s common shares on the NYSE and TSX commencing with the first quarter 2011, as well as the dividends declared per share for such period.

Market Price of Common Shares on the Toronto Stock Exchange and New York Stock Exchange(1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2011 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended April 3)	$46.05	$40.47	$44.08	$47.04	$40.78	$45.70
Second Quarter (Ended July 3)	$48.74	$43.00	$47.09	$51.04	$43.90	$49.62
Third Quarter (Ended October 2)	$51.23	$41.53	$48.71	$50.19	$41.74	$46.28
Fourth Quarter (Ended January 1, 2012)	$52.75	$47.66	$49.36	$52.06	$45.00	$48.42

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2012 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended April 4)	$54.92	$47.36	$53.36	$55.31	$46.55	$53.54
Second Quarter (Ended July 4)	$57.91	$56.90	$53.67	$58.47	$50.43	$52.64
Third Quarter (Ended September 30)	$55.73	$49.62	$51.16	$55.02	$49.59	$52.03
Fourth Quarter (Ended December 30)	$52.60	$45.11	$48.51	$53.91	$45.41	$48.68

(1)	Source: FactSet

As at February 15, 2013, there were 153,404,839 common shares outstanding, of which 316,923 were owned by The TDL RSU Employee Benefit Plan Trust.

Dividends Declared Per Common Share (Cdn.$)

2011 Fiscal Year
First Quarter (Declared February 2011)	$0.17
Second Quarter (Declared May 2011)	$0.17
Third Quarter (Declared August 2011)	$0.17
Fourth Quarter (Declared November 2011)	$0.17

2012 Fiscal Year
First Quarter (Declared February 2012)	$0.21
Second Quarter (Declared May 2012)	$0.21
Third Quarter (Declared August 2012)	$0.21
Fourth Quarter (Declared November 2012)	$0.21

The Company declares and pays dividends in Canadian dollars, eliminating the foreign exchange exposure for our shareholders ultimately receiving Canadian dollars. For U.S. beneficial shareholders, however, Clearing and Depository Services Inc. (“CDS”) will convert, and for U.S. registered shareholders, we will convert, the Canadian dividend amounts into U.S. dollars based on exchange rates prevailing at the time of conversion and pay such dividends in U.S. dollars. Shareholders ultimately receiving U.S. dollars are exposed to foreign exchange risk from the date the dividend is declared until the date CDS or we, as applicable, convert the dividend payment to U.S. dollars.

All dividends paid by the Company after September 28, 2009, unless otherwise indicated, are designated as eligible dividends for Canadian tax purposes in accordance with subsection 89(14) of the Income Tax Act (Canada), and any applicable corresponding provincial and territorial provisions. The Income Tax Act (Canada) requires the Company to deduct and withhold tax from all dividends remitted to non-residents. According to the Canada-U.S. Income Convention (tax treaty), the Company has deducted a withholding tax of 15% on dividends paid to residents of the U.S. after September 28, 2009, except in the case of a company that owns 10% of our voting stock. In such case, the withholding tax, if applicable, would be 5%.

In fiscal 2012, our Board of Directors approved an increase in the quarterly dividend from Cdn.$0.17 to Cdn.$0.21 per common share based on our dividend payout range of 30% to 35% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain items, such as gains on divestitures, tax impacts and asset impairments that affect our annual net income attributable to Tim Hortons Inc. In February 2013, our Board of Directors approved an increase in the targeted dividend payout range to 35% to 40% of prior year, normalized net income attributable to Tim Hortons Inc. Accordingly, our Board of Directors has approved a 23.8% increase in the quarterly dividend from $0.21 per common share to $0.26 per common share for the first quarter of 2013. Notwithstanding the recent increase in our long-term targeted dividend payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other factors the Board may consider relevant when making dividend determinations.

The revolving credit facility contains limitations on the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the revolving credit facility and there is no default outstanding under the senior credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.

Shareholders

As of February 5, 2013, we had approximately 44,205 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by our transfer agent, Computershare Trust Company of Canada. We also had approximately 139,135 beneficial holders, based on information provided by Broadridge Financial Solutions.

See Note 20 to the Consolidated Financial Statements for information on related shareholder matters.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,483,948	$40.73	1,416,052
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,483,948	$40.73	1,416,052

(1)

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides that an aggregate of 2.9 million common shares may be awarded as restricted stock, stock units, stock options, stock appreciation rights (“SARs”), performance shares, performance units, dividend equivalent rights, and/or share awards. The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) was adopted as a result of the substantial completion of the 2006 Plan. The 2012 Plan authorizes up to a maximum of 2.9 million common shares (representing 1.8% of our issued and outstanding common shares as of March 13, 2012) for grants of stock options, restricted stock, stock appreciation rights, dividend equivalent rights, performance shares, performance units, share awards and stock units (collectively, “Awards”). Common shares that were never subject to awards granted under the 2006 Plan and remained available to be granted under the 2006 Plan as of May 10, 2012 (the “Effective Date”), as well as common shares that are subject to outstanding awards granted under the 2006 Plan but that are forfeited or otherwise cease to be subject to such awards following the Effective Date (other than to the extent they are exercised for or settled in vested and non-forfeitable common shares) shall be transferred to and may be made available as Awards under the 2012 Plan, provided that the aggregate number of common shares authorized for grants of Awards under the 2012 Plan shall not exceed 2.9 million common shares. Accordingly, notwithstanding that the terms of the 2006 Plan shall continue to govern awards granted under the 2006 Plan (all of which were granted prior to the Effective Date), following the Effective Date: (i) no further awards will be made under the 2006 Plan, and (ii) an aggregate maximum of 2.9 million common shares will be authorized under both the remainder of awards under the 2006 Plan and the 2012 Plan. Included in the 1,483,948 total number of securities in column (a) above are approximately 312,241 restricted stock units (“RSUs,” including RSUs subject to performance conditions) (consisting of 162,846 and 149,395 RSUs under the 2006 Plan and the 2012 Plan, respectively), subject to vesting requirements, and dividend equivalent rights associated with the RSUs and 1,171,707 stock options and related SARs (consisting of 925,458 and 246,249 stock options and SARs under the 2006 Plan and the 2012 Plan, respectively). Of the 1,171,707 options/SARs outstanding at December 30, 2012, only 593,554 were exercisable as of that date due to vesting requirements. Historically, SARs have been cash-settled and associated options cancelled and RSUs have been settled by way of an open market purchase by an agent of the Company on behalf of the eligible employee or by way of disbursement of shares from The TDL RSU Employee Benefit Plan Trust. See Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(2)

The average exercise price in this column is based only on stock options and related SARs, as RSUs (including P+RSUs) have no exercise price required to be paid by the recipient upon vesting and settlement.

Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the TSX and NYSE as measured by (i) the change in the Company’s share price from December 28, 2007 to December 28, 2012, and (ii) the reinvestment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	28-Dec-07	26-Dec-08	31-Dec-09	31-Dec-10	30-Dec-11	28-Dec-12
S&P/TSX Composite Index (Cdn.$)(2)	$100.0	$61.9	$90.6	$106.5	$97.2	$103.2
S&P/TSX Consumer Discretionary Index (Cdn.$)(2)	$100.0	$59.4	$74.5	$93.5	$79.0	$95.8
S&P 500 (U.S.$)	$100.0	$57.6	$87.8	$107.1	$107.0	$123.6
Tim Hortons Inc. (TSX)	$100.0	$90.8	$89.1	$115.6	$140.9	$140.7
Tim Hortons Inc. (NYSE)	$100.0	$74.0	$83.1	$113.8	$135.7	$138.7

(1)

The majority of the Company’s operations, income, revenues, expenses, and cash flows are in Canadian dollars, and the Company reports financial results in Canadian dollars. As a result, our Canadian-dollar earnings per share may be translated to U.S. dollars by investors, analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See Item 1A. Risk Factors. The primary cause of the appreciation in the U.S. dollar share price relative to the Canadian share price during 2009, 2010 and 2012 is the percentage by which Canadian dollar appreciated against the U.S. dollar as noted below. Conversely, in 2008 and 2011, the Canadian dollar depreciated relative to the U.S. dollar by the percentages set forth below causing the opposite effect, resulting in a decline in the U.S. dollar share price as a result of currency fluctuations that are not directly attributable to changes in the Company’s underlying business or financial condition aside from the impact of foreign exchange.

Year	F/X Change Cdn.$ compared to US$
2007	+16%
2008	-23%
2009	+13%
2010	+5%
2011	-2%
2012	+2%

(2)	Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Sales and Repurchases of Equity Securities

The following table presents the Company’s repurchases of its common shares for each of the three periods included in the fourth quarter ended December 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid Per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(3)(4)
Period #10 (October 1, 2012—November 4, 2012)	297,956		$50.47	297,956	$37,500,060
Period #11 (November 5, 2012—December 2, 2012)	238,473	(5)	$47.36	228,000	$26,692,039
Period #12 (December 3, 2012—December 30, 2012)	561,065		$47.58	561,065	$54

Total	1,097,494		$47.87	1,087,021	$54

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2011, we announced we obtained regulatory approval from the Toronto Stock Exchange (the “TSX”) under the TSX normal course issuer bid rules to commence a 2011 share repurchase program (“2011 program”) for up to $445.0 million in common shares, not to exceed the regulatory maximum of 14,881,870 common shares, representing 10% of our public float as of February 17, 2011. The 2011 program commenced on March 3, 2011 and terminated on March 2, 2012.

On February 23, 2012, we announced that we obtained regulatory approval from the TSX to commence a 2012 share repurchase program (“2012 program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 common shares, representing 10% of our public float as of February 20, 2012. The 2012 program commenced and the first purchases were made on March 5, 2012. The 2012 program was completed on December 28, 2012 as the $200.0 million total repurchase limit was reached. The common shares purchased pursuant to the 2012 program were cancelled.

(5)

In November 2012, the Company purchased 10,474 common shares in the open market to settle restricted stock unit awards of certain of the Company’s employees who did not have shares delivered to them for settlement from The TDL RSU Employee Benefit Plan Trust.

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

	Fiscal Years(1)(2)
	2012	2011	2010	2009	2008
	(in thousands, except per share data, number of restaurants, and otherwise where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$2,225,659	$2,012,170	$1,755,244	$1,704,065	$1,541,882
Franchise revenues:
Rents and royalties(3)	780,992	733,217	687,039	644,755	593,483
Franchise fees	113,853	107,579	94,212	90,033	93,808

	894,845	840,796	781,251	734,788	687,291

Total revenues	3,120,504	2,852,966	2,536,495	2,438,853	2,229,173

Corporate reorganization expenses	18,874	—	—	—	—
Asset impairment and closure costs, net(4)	(372)	372	28,298	—	21,266
Other costs and expenses	2,507,477	2,283,119	1,997,034	1,913,251	1,729,460

Total costs and expenses	2,525,979	2,283,491	2,025,332	1,913,251	1,750,726

Gain on sale of interest in Maidstone Bakeries(5)	—	—	361,075	—	—

Operating income	594,525	569,475	872,238	525,602	478,447
Interest expense, net	30,413	25,873	24,180	19,184	19,632

Income before income taxes	564,112	543,602	848,058	506,418	458,815
Income taxes	156,346	157,854	200,940	186,606	150,309

Net income	$407,766	$385,748	$647,118	$319,812	$308,506
Net income attributable to noncontrolling interests	$4,881	$2,936	$23,159	$23,445	$23,828

Net income attributable to Tim Hortons Inc.	$402,885	$382,812	$623,959	$296,367	$284,678

Diluted earnings per common share attributable to Tim Hortons Inc.	$2.59	$2.35	$3.58	$1.64	$1.55
Weighted average number of common shares outstanding – diluted	155,676	162,597	174,215	180,609	183,492
Dividends per common share	$0.84	$0.68	$0.52	$0.40	$0.36

Consolidated Balance Sheets Data
Cash and cash equivalents	$120,139	$126,497	$574,354	$121,653	$124,717
Restricted cash and cash equivalents and Restricted investments	$150,574	$130,613	$105,080	$80,815	$62,329
Total assets	$2,284,179	$2,203,950	$2,481,516	$2,094,291	$2,097,694
Long-term debt(6)	$531,484	$457,290	$437,348	$411,694	$405,500
Total liabilities	$1,094,088	$1,049,517	$1,039,074	$838,605	$865,891
Total equity	$1,190,091	$1,154,433	$1,442,442	$1,255,686	$1,231,803

	Fiscal Years(1)(2)
	2012	2011	2010	2009	2008
	(in thousands, except per share data, number of restaurants, and otherwise where noted)
Other Financial Data
EBITDA attributable to Tim Hortons Inc.(7)	$714,485	$678,997	$956,532	$599,939	$541,168
Capital expenditures (including Canadian Advertising Fund)	$235,808	$181,267	$132,912	$160,458	$184,538
Operating margin(8) (%)	19.1%	20.0%	34.4%	21.6%	21.5%

Other Operating Data
Total systemwide sales growth(9)(10)	6.9%	7.4%	6.2%	7.9%	8.3%
Systemwide restaurant unit growth(10)	6.3%	7.1%	4.8%	4.1%	6.7%
Canada average same-store sales growth(10)	2.8%	4.0%	4.9%	2.9%	4.4%
U.S. average same-store sales growth(10)	4.6%	6.3%	3.9%	3.2%	0.8%
Total system restaurants franchised (%)	99.5%	99.6%	99.5%	99.5%	99.0%
Restaurants open at end of year – Canada
Standard(11)	2,454	2,373	2,279	2,193	2,116
Non-standard(12)	858	803	757	724	702
Self-serve kiosk(12)	124	119	112	98	99

Total Canada	3,436	3,295	3,148	3,015	2,917

Restaurants open at end of year – U.S.
Standard(11)	478	435	405	422	398
Non-standard(12)	147	115	74	54	34
Self-serve kiosk(12)	179	164	123	87	88

Total U.S.	804	714	602	563	520

Total North America	4,240	4,009	3,750	3,578	3,437

Average sales per standard restaurant:(10)(11)
Canada	$2,170	$2,129	$2,070	$2,025	$1,955
U.S. (U.S. dollars)(4)	$1,095	$1,069	$978	$957	$930
U.S. (Canadian dollars)(4)	$1,096	$1,059	$1,012	$1,097	$977
Average sales per non-standard restaurant:(10)(12)
Canada	$891	$870	$830	$794	$751
U.S. (U.S. dollars)	$449	$451	$459	$426	$457
U.S. (Canadian dollars)	$449	$447	$475	$488	$481

(1)	Fiscal years include 52 weeks, except for fiscal 2009, which included 53 weeks.
(2)

Our selected historical consolidated financial data has been derived from our audited financial statements for the years ending December 30, 2012, January 1, 2012, January 2, 2011, January 3, 2010 and December 28, 2008.

(3)

Rents and royalties revenues includes advertising levies primarily associated with the Canadian Advertising Fund’s program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”).

Franchised restaurant sales are reported to us by our restaurant owners and are not included in our Consolidated Financial Statements, other than Non-owned restaurants consolidated pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales for the last 5 years were:

	Fiscal Years(1)(2)
	2012	2011	2010	2009	2008
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$5,907,481	$5,564,263	$5,181,831	$4,880,934	$4,546,027
U.S. (U.S. dollars)	$532,214	$472,969	$439,227	$409,882	$345,429

(4)

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

(5)	The Company sold its 50% joint-venture interest in Maidstone Bakeries for a pre-tax gain of $361.1 million on October 29, 2010.
(6)	Long-term debt includes long-term debt associated with the Canadian Advertising Fund’s Expanded Menu Board Program and capital leases, including their current portions.
(7)

Net income before interest, taxes, depreciation and amortization (“EBITDA”) attributable to Tim Hortons Inc. is defined as EBITDA after deducting EBITDA attributable to variable interest entities (“VIEs”), which is EBITDA attributable to noncontrolling interests associated with our non-owned restaurants consolidated pursuant to applicable accounting rules, and any EBITDA attributable to our advertising funds. EBITDA is used by management as a performance measure for benchmarking against our peers and our competitors. We believe EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. EBITDA is not a recognized term under U.S. GAAP. EBITDA should not be viewed in isolation and does not purport to be an alternative to operating income or net income as an indicator of operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to calculate EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, EBITDA does not include:

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

The following table is a reconciliation of EBITDA to our net income and operating income:

	Fiscal Years(1)(2)
	2012	2011	2010	2009	2008
	(in thousands)
Net income	$407,766	$385,748	$647,118	$319,812	$308,506
Interest expense, net	30,413	25,873	24,180	19,184	19,632
Income tax expense	156,346	157,854	200,940	186,606	150,309

Operating income	594,525	569,475	872,238	525,602	478,447
Depreciation and amortization	132,167	115,869	118,385	113,475	103,793

EBITDA*	726,692	685,344	990,623	639,077	582,240
EBITDA attributable to VIEs	12,207	6,347	34,091	39,138	41,072

EBITDA attributable to Tim Hortons Inc.	$714,485	$678,997	$956,532	$599,939	$541,168

*	EBITDA includes and has not been adjusted for the Corporate reorganization in fiscal 2012, the asset impairment and closure costs in fiscal 2012, 2011, 2010 and 2008, and items related to the sale of Maidstone Bakeries in fiscal 2010.

(8)	Operating margin represents operating income expressed as a percentage of Total revenues.
(9)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from the Republic of Ireland and the United Kingdom licensed locations.

(10)

Includes both franchised and Company-operated restaurants. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than restaurants whose results of operations are consolidated with ours pursuant to applicable accounting rules. U.S. average sales per standard and non-standard restaurant are disclosed in both U.S. and Canadian dollars, the functional and reporting currency, respectively, of our U.S. operations. The U.S. average sales per standard and non-standard restaurant were converted into Canadian dollars for each year using the average foreign exchange rate in the applicable year, which includes the effects of exchange rate fluctuations and decreases comparability between the years. We believe the presentation of the U.S. dollar average sales per standard and non-standard restaurant is useful to investors to show the local currency amounts for restaurants in the U.S. and provides transparency on the underlying business performance without the impact of foreign exchange.

(11)

Our standard restaurant typically measures between 1,000 to 3,080 square feet, with a dining room, a counter for placing orders and drive-thru service. Standard restaurants comprised 69.3% of our system as at December 30, 2012.

(12)

Our non-standard restaurants include small, full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations and drive-thru-only units on smaller pieces of property, including full-serve sites located in sports arenas and stadiums that operate only during events with a limited product offering. Included in our U.S. non-standard restaurant counts as at December 30, 2012 are 33 event sites. On average, 17 of these sites were operating during fiscal 2012 and had average unit volumes of approximately $92 thousand. These sites are important as they heighten brand awareness in our developing markets by exposing the brand to a large number of guests and encourage trial as we generally have product exclusivity at these locations. Non-standard restaurants comprised 30.7% of our system as at December 30, 2012.

Average unit volumes for non-standard restaurants exclude volumes from self-serve kiosks. Self-serve kiosks differ in size and product offering and, as a result, have significantly different economics than our full-serve standard and non-standard restaurants, including substantially less capital investment, and also contribute significantly less to both systemwide sales as well as our revenues and operating income in each respective region. Self-serve kiosks are, however, important as they drive convenience, brand penetration and awareness, especially in the U.S., where our brand is less developed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2012 Consolidated Financial Statements and accompanying Notes included elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2012 (“Annual Report”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”), and Company-operated restaurants. As at December 30, 2012, 4,242 or 99.5% of our restaurants were franchised. The amount of systemwide sales affects our franchisee royalties and rental revenues, as well as our distribution sales. Changes in systemwide sales are driven by changes in same-store sales and changes in the number and type of restaurants, and are ultimately driven by consumer demand. Same-store sales growth represents the average growth in retail sales at restaurants operating systemwide that have been open for 13 or more months (i.e., includes both franchised and Company-operated restaurants). It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. We believe systemwide sales and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of the system, and the strength of our brand and restaurant owner base, which ultimately impact our consolidated and segmented financial performance. Franchised restaurant sales are not generally included in our Consolidated Financial Statements (except for certain non-owned restaurants consolidated pursuant to applicable accounting rules); however, franchised restaurant sales result in royalties and rental revenues, which are included in our franchise revenues, and also support growth in distribution sales.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). However, this Management’s Discussion and Analysis of Financial Condition and Results of Operations also contains certain non-GAAP financial measures to assist readers in understanding the Company’s performance. Non-GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where non-GAAP financial measures are used, we have provided the most directly comparable measures calculated and presented in accordance with U.S. GAAP and reconciliation to GAAP measures.

References herein to “Tim Hortons,” the “Company,” “we,” “our,” or “us” refer to Tim Hortons Inc., a corporation governed by the Canada Business Corporations Act, and its subsidiaries for periods on or after September 28, 2009 and to Tim Hortons Inc., a Delaware corporation, and its subsidiaries (“THI USA”) for periods on or before September 27, 2009, unless specifically noted otherwise.

Description of Business

We predominantly franchise Tim Hortons restaurants primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other products. As the franchisor, we collect royalty revenue from franchised restaurant sales. Our business model also includes controlling the real estate for the majority of our franchised restaurants, which generates a recurring stream of rental revenue. As at December 30, 2012, we leased or owned the real estate for approximately 83.0% of our full-serve system restaurants in North America. Real estate that is not controlled by us is generally for our non-standard restaurants, including, for example, full-serve kiosks in offices, retail locations, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas, grocery stores, and other convenience locations as well as for our restaurants located outside of North America. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to most system restaurants in Canada through our 5 distribution centres, and frozen, refrigerated and shelf-stable products from our Guelph and Kingston distribution facilities in our Ontario and Quebec markets. In some cases, we also utilize third-party distributors. In the U.S., we supply similar products to system restaurants through third-party distributors. In keeping with our vertical integration model, we also operate 2 coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

2012 Performance against Targets

The following table sets forth our fiscal 2012 actual performance as compared to our fiscal 2012 financial targets, as well as management’s comments on our performance relative to such targets:

Measure	Target	Actual	Commentary
Same-store Sales Growth • Canada • U.S.	3% – 5% 4% – 6%	2.8% 4.6%

In Canada, our same-store sales growth was slightly below our targeted range due in part, we believe, to continued challenging macro-economic conditions leading to constrained discretionary spending and intensified competition.

Despite the challenges noted above, in the U.S., our same-store sales growth was within our targeted range.

Restaurant Development • Canada • U.S. • International	155 – 175 Restaurants 80 – 100 Full-serve Restaurants Approximately 15 Restaurants	159 Restaurants 85 Full-serve Restaurants 19 Restaurants

We achieved our targeted restaurant development in all of our markets in fiscal 2012 with 254 full-serve restaurants. In

Canada, approximately 60% of restaurant openings were standard format, and openings were focused in Ontario, Quebec and western Canada.

In the U.S., approximately 50% of our restaurant openings were standard format. In addition to the 85 full-serve restaurant openings, we also opened 13 self-serve kiosks.

Internationally, we expanded within the Gulf Cooperation Council (“GCC”), focusing mainly on the United Arab Emirates with primarily standard restaurant openings.

Effective tax rate	Approximately 28%	27.7%	Our effective tax rate was on target as we continued to benefit primarily from the last year of Canadian statutory rate reductions.

Measure	Target	Actual	Commentary

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”)	$2.65 – $2.75	$2.59

Actual EPS includes an approximate $0.10 per share reduction related to the Corporate reorganization pre-tax expenses of $18.9 million ($15.4 million after tax), which were not contemplated as part of Management’s fiscal 2012 guidance for EPS. Excluding this charge, EPS would have been within our targeted range.

A combination of growth in our operating income, a lower effective tax rate, and a reduction in shares outstanding due to our share repurchase program were the primary contributors to our EPS performance in fiscal 2012.

Capital Expenditures
• Canada and U.S.	$220 – $260 million	$187 million

Capital spending was below our targeted range, due primarily to a lower number of renovations and related project spending for existing restaurants. We were also able to optimize our distribution operations at our Guelph distribution centre deferring, until fiscal 2013, additional capital investments required at this facility to support growth in our business. We were also on the lower end of our restaurant development targets, and as a result, required less capital for new restaurants in fiscal 2012 than planned.

• Canadian Advertising Fund	Up to $100 million	$49 million

The targeted capital spending of up to $100 million included both the interior and exterior menu board programs. The Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) substantially completed its interior digital menu board program in fiscal 2012, and also began rolling out its exterior program along with our drive-thru initiatives.

Executive Overview

Systemwide sales grew 6.9% in fiscal 2012, driven by new restaurant development and continued same-store sales growth in both Canada and the U.S. We believe that our continued same-store sales growth demonstrates our resilience and value positioning in the quick service restaurant industry, as we faced a challenging economic climate in fiscal 2012. In fiscal 2012, unemployment levels remained high relative to pre-recessionary levels, and we believe that a number of global financial events, including the European debt crisis and U.S. budgetary concerns and borrowing limits, generally impacted consumer confidence. Consumer confidence was impacted, we believe, not only in these countries, but also in Canada with respect to its economic and foreign trade relationships, which led to constrained domestic discretionary spending and an intensified competitive environment.

Same-store sales growth in Canada of 2.8% was driven by higher average cheque due primarily to favourable product mix, resulting from continued menu innovation and operational initiatives, and to a lesser extent, pricing. Higher average cheque growth more than offset a decline in same-store transactions, which we believe was due, in part, to continued challenging macro-economic conditions and intensified competition. Our product mix benefited from our expanded hot beverage selection, such as our espresso-based beverages and new hot beverage cup sizing in Canada including our new 24-ounce cup, and expanded cold beverage selection. Additionally, continued strength in the breakfast category with our popular breakfast sandwiches, due in part to the extension of our breakfast hours, also contributed favourably to product mix. The rollout of Panini sandwiches in late 2012 also proved popular with our guests.

Same-store sales growth in the U.S. of 4.6% was driven by higher average cheque due to pricing, and to a lesser extent, favourable product mix as a result of continued menu innovation. Same-store transactions also increased slightly in the U.S. in fiscal 2012. Product mix benefited primarily from the introduction of new products, such as our Breakfast Panini sandwiches which leveraged our existing Panini platform, the continued popularity of our Panini sandwiches in the lunch and evening dayparts, and the expansion of our hot beverage selection, including espresso-based beverages.

In both Canada and the U.S. same-store sales growth also benefited from the introduction of our premium blend coffee, decaffeinated coffee, and lattes in a single-serve format using Kraft’s Tassimo® T Disc on-demand beverage platform, which rolled out in late fiscal 2012.

In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design. In fiscal 2012, we incurred $18.9 million of Corporate reorganization expenses consisting primarily of termination costs and professional fees. The Company has made significant progress in both its reorganization and CEO succession processes. We expect to have substantially completed realigning roles and responsibilities within our new structure by the end of the first quarter of 2013. At the same time, the Board of Directors has made significant progress in its external CEO search. Although the process is not yet complete, the Board of Directors currently anticipates appointing a new CEO by early summer.

While the majority of the costs associated with the reorganization were recognized in fiscal 2012, the Company expects to recognize an additional charge of approximately $9.0 million, primarily related to termination benefits, substantially all of which is expected to be incurred and paid in the first quarter of fiscal 2013. Further costs related to the CEO transition are anticipated in fiscal 2013, the timing and total impact of which are not yet determinable.

We believe that the new structure will facilitate the execution of strategic initiatives as we continue to grow our business and streamline decision-making across the Company. We also believe that the new structure will create scalability for future growth and reduce our cost structure relative to what it otherwise would have been had we not undertaken the reorganization.

Operating income was $594.5 million in fiscal 2012 compared to $569.5 million in fiscal 2011. Adjusted operating income, which excludes Corporate reorganization expenses in fiscal 2012, and comparatively, the charge associated with the separation agreement with our previous CEO (the “CEO Separation Agreement”) in fiscal 2011 (see non-GAAP reconciliation) increased $36.9 million, or 6.5%. The increase was driven primarily by systemwide sales growth, resulting in higher rents and royalties and distribution income, partially offset by lower franchise fee income.

Net income attributable to Tim Hortons Inc. was $402.9 million in fiscal 2012 compared to $382.8 million in fiscal 2011, increasing $20.1 million, or 5.2%. The increase was primarily due to higher operating income (see above), and a lower effective tax rate on these earnings, partially offset by higher net interest expense.

EPS was $2.59 in fiscal 2012, compared to $2.35 in fiscal 2011, which represents an increase of 9.9%. In addition to higher net income attributable to Tim Hortons Inc., our EPS growth continued to benefit from the positive, cumulative impact of our share repurchase programs. On average, we had approximately 155.7 million fully diluted common shares outstanding during fiscal 2012, which was, on average, approximately 6.9 million, or 4.3%, fewer fully diluted common shares outstanding than in fiscal 2011. The Corporate reorganization expenses incurred in fiscal 2012 reduced our EPS by approximately $0.10, whereas the CEO Separation Agreement reduced our EPS by approximately $0.03 in the comparative period of fiscal 2011.

2013 Performance Targets

The following table sets forth management’s views regarding fiscal 2013 performance and our expectations for achievement of the key financial objectives set forth below:

Measure	Target	Commentary
Same-Store Sales Growth • Canada • U.S.	2% - 4% 3% - 5%

We expect to continue our positive same-store sales growth trends in both Canada and the U.S. despite the continued challenging economic conditions and intensified competitive environment.

We plan to do so with a multi-faceted approach that emphasizes our unique market differentiators. These include: reinforcing our value to consumers; leveraging our marketing and brand strengths; operational initiatives designed to increase our restaurant capacity and speed of service; menu and product innovation leveraging our existing categories and platforms; renovations; and new restaurant development.

We have experienced weakness in same-store sales growth thus far in fiscal 2013 due mainly to a continued challenging economic environment and resulting intensified competitive environment, and unfavourable weather conditions. We expect weaker same-store sales growth in the first quarter of 2013 due to these factors and strong prior year comparables, as same-store sales growth rates in the first quarter of 2012 were 5.2% in Canada and 8.5% in the U.S.

Restaurant Development
• Canada	160 – 180 Restaurants	We expect to open a total of 250 to 290 restaurants. In Canada, we expect to open approximately two-thirds standard format and one-third non-standard format, per historical norms, and to continue to use self-serve kiosks to help increase overall capacity. We intend to continue our development focus in our growth markets, specifically Quebec and Western Canada, and urban core markets.

• U.S.	70 – 90 Full-serve Restaurants	In the U.S., we expect restaurant formats to be evenly split between standard and non-standard full-serve locations, and we expect to complement our restaurant openings with self-serve kiosks to enhance convenience for our guests. We plan to continue our focus on accelerating the time to create critical mass for convenience and advertising scale in our core U.S. growth markets, and on increasing restaurant-level profitability.

• International	Approximately 20 Restaurants

Internationally, we plan to continue to expand our brand presence with our master licensee within the GCC and explore other possible expansion opportunities, and we expect to open a combination of standard and non-standard restaurants.

Effective Tax Rate	Approximately 28%

We expect to continue to maintain the effective tax rate at approximately 28% barring any new legislative changes or discrete events. The impact of the Canadian statutory rate reductions has been fully implemented.

Measure	Target	Commentary

EPS	$2.87 – $2.97

We expect operating income to grow in both Canada and the U.S. in fiscal 2013 through continued same-store sales growth coupled with new restaurant development. Items not incorporated into our fiscal 2013 financial target include the approximately $9.0 million of reorganization costs expected to be incurred in the first quarter, as well as further costs we expect to incur during fiscal 2013 related to the transition to a new CEO, the amount and timing of which are not yet determinable.

We are increasing our share repurchase program from $200.0 million, to up to $250.0 million in fiscal 2013.

Capital Expenditures • Canada and U.S.	$250 – $300 million

Our increased level of capital expenditures in fiscal 2013 reflects more contemporary design elements. These design elements will be applied to our continued restaurant development activity in both Canada and the U.S., and our share of investments of approximately 300 renovations in Canada. Additionally, we intend to implement drive-thru initiatives, such as order station relocations, double-orders stations, and double-lane drive-thrus, at more than 1,000 locations in Canada. We also continue to invest in both technology initiatives and in our distribution facilities to support business growth.

• Canadian Advertising Fund	Up to $50 million

In addition, our Canadian advertising fund will be investing up to $50 million to continue the exterior menu board program at our Canadian drive-thru locations, which is expected to continue throughout fiscal 2013.

Strategic Plan Aspirations (2010-2013)

•	EPS compounded annual growth from 2011 through to the end of 2013 is expected to be between 12% to 15%;

•	New restaurant development from 2010 to the end of 2013:

•	Canada: approximately 600;

•	U.S.: approximately 300;

•	Total North America: approximately 900; and

•	Compounded annual growth of operating income of 8% to 10% to the end of 2013.

Notes

Our earnings aspirations of compounded annual growth of EPS and operating income noted above exclude items such as: in fiscal 2012 and fiscal 2013, the Corporate reorganization expenses; in fiscal 2011, the CEO Separation Agreement; and in fiscal 2010, the disposition of our 50% joint-venture interest in Maidstone Bakeries and the U.S. asset impairment and related closure costs.

We are nearing the end of our current “More than a Great Brand” strategic cycle, and are in the process of developing a strategic plan to guide our future growth beyond fiscal 2013.

The performance targets and aspirational goals (collectively, “the targets”) established for fiscal 2013 are based on the accounting, tax, and/or other legislative and regulatory rules in place at the time the targets are issued and on the continuation of share repurchase programs relatively consistent with historical levels. The impact of future changes in accounting, tax, and/or other legislative and regulatory rules that may or may not become effective in fiscal 2013, changes to our share repurchase activities, and accounting, tax, audit or other matters not contemplated at the time the targets were established that could affect our business, were not included in the determination of these targets. In addition, the targets are forward-looking and are based on our expectations and outlook on, and shall be effective only as of, the date the targets were originally issued.

Except as required by applicable securities laws, we do not intend to update these targets. You should refer to the Company’s public filings for any reported updates. These targets and our performance generally are subject to various risks and uncertainties and are based on certain underlying assumptions and considerations, set forth in Item 1A. Risk Factors of this Annual Report, which may impact future performance and our achievement of these targets.

Selected Operating and Financial Highlights

($ in millions, except per share data)	Fiscal Years
	2012	2011	2010
Systemwide sales growth(1)	6.9%	7.4%	6.2%
Same-store sales growth
Canada	2.8%	4.0%	4.9%
U.S.	4.6%	6.3%	3.9%
Systemwide restaurants	4,264	4,014	3,750
Revenues	$3,120.5	$2,853.0	$2,536.5
Operating income	$594.5	$569.5	$872.2
Adjusted operating income(2)	$604.7	$567.8	$519.3
Net income attributable to Tim Hortons Inc.	$402.9	$382.8	$624.0
Basic earnings per share attributable to Tim Hortons Inc.	$2.60	$2.36	$3.59
Diluted earnings per share attributable to Tim Hortons Inc.	$2.59	$2.35	$3.58
Weighted average number of common shares outstanding – Basic (in millions)	155.2	162.1	174.0
Weighted average number of common shares outstanding – Diluted (in millions)	155.7	162.6	174.2

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 7.0% and 7.1% for fiscal 2012 and fiscal 2011, respectively.

(2)

Adjusted operating income is a non-GAAP measure. See below reconciliations for adjusting items to calculate adjusted operating income. Management uses adjusted operating income to assist in the evaluation of year-over-year performance, and believes that it will be helpful to investors as a measure of underlying operational growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	Fiscal Year		Change from prior year	Fiscal Year	Change from prior year
	2012	2011	%	2010	%
	(in millions)			(in millions)
Operating income	$594.5	$569.5	4.4%	$872.2	(34.7)%
Add: Corporate reorganization expenses	18.9	—	n/m	—	n/m
Add: CEO Separation Agreement	—	6.3	n/m	—	n/m
Add: Restaurant owner allocation	—	—	n/m	30.0	n/m
Less/Add: Asset impairment and closure costs, net (recovery)(a)	(0.4)	0.4	n/m	28.3	n/m
Less: Amortization of Maidstone Bakeries supply agreement	(8.3)	(8.3)	n/m	(1.3)	n/m
Less: Gain on sale of our interest in Maidstone Bakeries	—	—	n/m	(361.1)	n/m
Less: Maidstone Bakeries operating income(b)	—	—	n/m	(48.9)	n/m

Adjusted operating income(c)	$604.7	$567.8	6.5%	$519.3	9.4%

All numbers rounded

n/m    Not meaningful

(a)	Asset impairment and closure costs (recovery) related to our Portland, Providence and Hartford markets in the New England region of our U.S. operations.
(b)	Maidstone Bakeries operating income included income from the first 10 months of fiscal 2010 prior to the sale.
(c)

Includes operating income for consolidated Non-owned restaurants and from the Ad Fund of $6.9 million in fiscal 2012 and $3.5 million in fiscal 2011 (2010: $2.1 million), which represented 0.6% of adjusted operating income growth from fiscal 2011 to fiscal 2012 (fiscal 2010 to fiscal 2011: 0.5%).

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

Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., with approximately 99.5% of our system franchised as at December 30, 2012. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than approximately 318 and 272 non-owned restaurants consolidated pursuant to applicable accounting rules (“consolidated Non-owned restaurants”), on average, for fiscal years 2012 and 2011. The amount of systemwide sales impacts our royalties and rental revenues, as well as our distribution sales.

Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants), and are ultimately driven by consumer demand. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations as these locations operate on a significantly different business model compared to our North American and other International operations.

Same-Store Sales Growth

Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including: new product introductions; improvements in restaurant speed of service and other operational efficiencies; hospitality initiatives; frequency of guest visits; expansion into, and enhancement of, broader menu offerings; promotional activities and pricing. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same volume of purchases at the new pricing.

In fiscal 2012, Canadian same-store sales increased 2.8% over fiscal 2011, which was our 21st consecutive annual increase in Canada. In the U.S., fiscal 2012 same-store sales (measured in U.S. dollars) increased 4.6% over fiscal 2011, which represented our 22nd consecutive annual increase.

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. In both Canada and the U.S., we expanded our hot beverage platform by offering a number of espresso-based beverages and other specialty hot drinks, and also expanded our selection of cold beverages by introducing Frozen Lemonade (in Canada), Iced Coffee and Iced Lattes. We continued to promote our Panini sandwiches in the U.S., and leveraged the existing Panini platform to introduce Breakfast Panini sandwiches, which proved popular with our guests. In Canada, we completed the rollout of Panini sandwiches in late 2012. In addition, we entered the single-serve coffee market in both Canada and the U.S., and began offering our premium blend coffee, including decaffeinated coffee and lattes, using Kraft’s Tassimo T Disc on-demand beverage system in late 2012. In fiscal 2013, our focus will be on operational execution of our expanded menu and product extensions.

The following tables set forth same-store sales growth by quarter for the past 3 fiscal years and by fiscal year for the 10-year period from 2003 to 2012. Our historical same-store sales trends are not necessarily indicative of future results.

	Historical Same-Store Sales Growth
	Q1	Q2	Q3	Q4	Year
Canada
2012	5.2%	1.8%	1.9%	2.6%	2.8%
2011	2.0%	3.8%	4.7%	5.5%	4.0%
2010	5.2%	6.4%	4.3%	3.9%	4.9%
U.S.
2012	8.5%	4.9%	2.3%	3.2%	4.6%
2011	4.9%	6.6%	6.3%	7.2%	6.3%
2010	3.0%	3.1%	3.3%	6.3%	3.9%

	Canada	U.S.
2012	2.8%	4.6%
2011	4.0%	6.3%
2010	4.9%	3.9%
2009*	2.9%	3.2%
2008	4.4%	0.8%
2007	6.1%	4.1%
2006	7.7%	8.9%
2005	5.5%	7.0%
2004*	7.8%	9.8%
2003	5.3%	4.5%
10-year average	5.1%	5.3%

*	Indicates fiscal years that had 53 weeks; for calculation of same-store sales increase, the comparative base also includes 53 weeks.

Operational Initiatives

A number of operational initiatives were substantially completed in Canada in fiscal 2012, including the installation of Wi-Fi and new interior digital menu boards in more than 2,000 of our Canadian restaurants to enhance the overall guest experience upon visiting our restaurants. We remain committed to maintaining our speed of service while accepting a variety of payment methods convenient for our guests. In fiscal 2012 our restaurants in Canada began to accept Visa credit and prepaid cards, as well as newer and faster electronic payment methods such as Visa payWave and Interac Flash, an enhancement of Interac® Debit. We also recently began accepting AMEX and payments using select smartphones at certain restaurants in Canada. In fiscal 2012, a number of drive-thru enhancements were implemented, such as double-order stations and order station relocations on a limited number of restaurants.

We plan to continue a number of operational initiatives in fiscal 2013, including installing our enhanced drive-thru menu boards and drive-thru enhancements, including the new double-order stations, to alleviate capacity constraints in Canadian restaurants. Renovations to existing restaurants will also be a focus, as we reflect more contemporary design elements from our Cafe and Bake Shop design to Canadian restaurants. These initiatives support our “More than a Great Brand” strategic plan, which is designed to drive growth through to the end of 2013 through a range of strategies and initiatives.

New Restaurant Development

Opening restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Below is a summary of restaurant openings and closures for the past 3 fiscal years:

	Fiscal Year 2012			Fiscal Year 2011			Fiscal Year 2010
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	150	9	159	166	9	175	129	20	149
Restaurants closed	(13)	(5)	(18)	(26)	(2)	(28)	(16)	—	(16)

Net change	137	4	141	140	7	147	113	20	133

U.S.
Restaurants opened	85	13	98	72	42	114	44	52	96
Restaurants closed	(3)	(5)	(8)	(2)	—	(2)	(39)	(18)	(57)

Net change	82	8	90	70	42	112	5	34	39

International (GCC)
Restaurants opened	19	—	19	5	—	5	—	—	—

Total Company
Restaurants opened	254	22	276	243	51	294	173	72	245
Restaurants closed	(16)	(10)	(26)	(28)	(2)	(30)	(55)	(18)	(73)

Net change	238	12	250	215	49	264	118	54	172

From the beginning of fiscal 2010 to the end of fiscal 2012, we opened 686 system restaurants, net of restaurant closures, including full-serve and self-serve locations. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, which will permit us to upgrade size and layout or add a drive-thru and typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants. In fiscal 2010, we closed 34 standard restaurants and 18 self-serve kiosks in the New England region and 2 standard restaurants in our Portland market, all of which arose from strategic profitability reviews of our U.S. operations.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales and, therefore, lower associated royalties and distribution revenues. In the U.S., self-serve locations are intended to increase our brand presence and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we have used self-serve kiosks in locations where existing full-service locations are at capacity, among other reasons.

We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the GCC. The master license agreement is primarily a royalty-based model that also included an up-front license fee, franchise fees with the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital spending and real estate development to open restaurants, along with operations and marketing.

In addition, we have exclusive development rights in Canada, and certain rights to use licenses in the U.S. within Tim Hortons locations, to operate Cold Stone Creamery® ice cream and frozen confection retail outlets. As at December 30, 2012, we had 259 co-branded locations, 149 in Canada and 110 in the U.S. (252 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations).

The following table shows our restaurant count by restaurant type:

Systemwide Restaurant Count

	Fiscal Year
	2012	2011	2010
Canada
Company-operated	18	10	16
Franchised – standard and non-standard	3,294	3,166	3,020
Franchised – self-serve kiosks	124	119	112

Total	3,436	3,295	3,148

% Franchised	99.5%	99.7%	99.5%

U.S.
Company-operated	4	8	4
Franchised – standard and non-standard	621	542	475
Franchised – self-serve kiosks	179	164	123

Total	804	714	602

% Franchised	99.5%	98.9%	99.3%

International (GCC)
Franchised – standard and non-standard	24	5	—

% Franchised	100.0%	100.0%	n/a

Total system
Company-operated	22	18	20
Franchised – standard and non-standard	3,939	3,713	3,495
Franchised – self-serve kiosks	303	283	235

Total	4,264	4,014	3,750

% Franchised	99.5%	99.6%	99.5%

Segment Operating Income

Systemwide sales and same-store sales growth is affected by the business and economic environments in Canada and the U.S. We manage and review financial results from Canadian and U.S. operations separately. We therefore have determined the reportable segments for our business to be the geographic locations of Canada and the U.S. Each segment includes the operating results of all manufacturing and distribution operations that are located in their respective geographic locations. Our reportable segments generally exclude the financial results of variable interest entities (“VIEs”), reflective of the way our business is managed.

Corporate charges include overhead costs that support all business segments. We continue to manage corporately the development of our international operations, which are currently not significant, in the GCC, the Republic of Ireland, and the United Kingdom.

As a result of the Corporate reorganization, we are currently assessing our reporting and performance management systems, and will determine whether there is any change in how the chief decision maker will manage and review the results of the business after these assessments are made. Until such process is complete, we continue to prepare our results and analysis based on the geographic locations of Canada and the U.S., excluding the effect of VIEs, and the chief decision maker continues to manage and review the financial results on that basis.

The following tables contain information about the operating income of our reportable segments:

	Fiscal 2012 Compared to Fiscal 2011
	2012	% of Revenues	2011	% of Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$637,262	20.4%	$607,749	21.3%	$29,513	4.9%
U.S.	16,506	0.5%	15,106	0.5%	1,400	9.3%

Total reportable segments	653,768	21.0%	622,855	21.8%	30,913	5.0%
VIEs	6,876	0.2%	3,531	0.1%	3,345	94.7%
Corporate charges	(66,119)	(2.1)%	(56,911)	(1.9)%	(9,208)	16.2%

Consolidated operating income	$594,525	19.1%	$569,475	20.0%	$25,050	4.4%

	Fiscal 2011 Compared to Fiscal 2010
	2011	% of Revenues	2010	% of Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$607,749	21.3%	$916,877	36.1%	$(309,128)	(33.7)%
U.S.	15,106	0.5%	(18,363)	(0.7)%	33,469	n/m

Total reportable segments	622,855	21.8%	898,514	35.4%	(275,659)	(30.7)%
VIEs	3,531	0.1%	26,534	1.0%	(23,003)	n/m
Corporate charges	(56,911)	(1.9)%	(52,810)	(2.1)%	(4,101)	7.8%

Consolidated operating income	$569,475	20.0%	$872,238	34.4%	$(302,763)	(34.7)%

n/m    Not meaningful

Fiscal 2012 compared to Fiscal 2011

Consolidated operating income increased by $25.0 million, or 4.4%, in fiscal 2012 to $594.5 million from $569.5 million in fiscal 2011. Adjusted operating income (see non-GAAP reconciliation table) increased by $36.9 million in fiscal 2012, or 6.5%. Operating growth was driven by continued growth primarily in our Canadian operating segment, as well as VIE operating income and our U.S. operating segment, partially offset by higher Corporate charges related primarily to the Corporate reorganization.

Canada

In fiscal 2012, operating income for our Canadian segment was $637.3 million compared to $607.7 million in fiscal 2011, increasing $29.5 million, or 4.9%. Systemwide sales growth of 6.2%, driven by incremental sales from the net addition of 141 new restaurants during the year and same-store sales growth of 2.8%, was the primary driver of the increase and resulted in higher rents and royalties and distribution income. Also contributing to growth were lower distribution costs, due in part to operational improvements in our new Kingston distribution centre year-over-year as we incurred start-up costs in fiscal 2011. Partially offsetting these growth factors were lower franchise fee income, due to higher support costs for salaries and benefits related in part to operational initiatives such as the double-order station program, and fewer Cold Stone Creamery co-branded and standard restaurant openings year-over-year. Also offsetting these growth factors were higher general and administrative costs due primarily to higher salaries and benefits to support business growth. Total system restaurant transactions continued to grow during fiscal 2012 as a result of the addition of new restaurants.

Same-store sales growth in fiscal 2012 was driven by an increase in average cheque due primarily to favourable product mix, and to a lesser extent, pricing. Our product mix benefited from our new hot beverage cup sizing, including our 24-ounce cup, and our expanded hot beverage platform, including our espresso and latte beverages which were introduced in early fiscal 2012. We also benefited from continued strength in the breakfast category with the extension of our breakfast hours from 11 a.m. to noon across Canada in fiscal 2012. Product mix also benefited from the rollout of Panini sandwiches and our entry into the single-serve coffee market with Kraft’s Tassimo T Disc on-demand beverage platform, which occurred in late fiscal 2012, both of which were well received by our guests. Higher average cheque growth more than offset a decline in same-store transactions.

In fiscal 2012, we opened 159 restaurants in Canada (including 9 self-serve kiosks) and closed 18 restaurants (including 5 self-serve kiosks). Comparatively, we opened 175 restaurants (including 9 self-serve kiosks) and closed 28 restaurants in fiscal 2011 (including 2 self-serve kiosks). Our new restaurant development was skewed more heavily toward the fourth quarter in each year. We focused on improving speed of service, building incremental capacity at existing restaurants through a number of initiatives and drive-thru enhancements, and on increased convenience through the net addition of new restaurants in Canada.

See Segment Operating Income regarding our ongoing assessment of the impact of the Corporate reorganization on our reporting and performance management systems.

U.S.

In fiscal 2012, operating income from our U.S. segment was $16.5 million compared to $15.1 million in fiscal 2011, increasing $1.4 million, or 9.3%. Systemwide sales growth of 12.3% was driven by the net addition of 90 restaurants to the system year-over-year and same-store sales growth of 4.6%, which resulted in an increase in rents and royalties and distribution income. Offsetting these factors were higher operating expenses due to new restaurant openings and restaurants opening under operator agreements, higher relief due primarily to an increase in operator agreements, and higher general and administrative costs related to increased salaries and benefits required to support business growth. Income from manufacturing operations located in the U.S. was the primary contributor to U.S. operating income, increasing by $1.2 million year-over-year. Income from manufacturing operations has historically been an important component of our U.S. geographic segment reporting.

Same-store sales growth in fiscal 2012 was driven primarily by an increase in average cheque due to pricing, and to a lesser extent, favourable product mix and a slight increase in same-store transactions. Product mix benefited primarily from the introduction of new products, specifically in the breakfast category, such as our Breakfast Panini sandwiches, which leveraged our existing Panini platform. Our product mix also benefited from strength across our hot and cold beverage categories, specifically our espresso-based beverages and cold specialty drinks. Total system restaurant transactions also continued to grow as a result of the addition of new restaurants.

We opened 98 restaurants in the U.S., of which 85 were full-serve standard and non-standard restaurants and 13 self-serve kiosks, and closed 8 restaurants (including 5 self-serve kiosks) in fiscal 2012. Comparatively, we opened 114 restaurants (including 42 self-serve kiosks) and closed 2 restaurants in fiscal 2011. Similar to Canada, our new restaurant development in the U.S. was skewed more heavily toward the fourth quarter in each year.

See Segment Operating Income regarding our ongoing assessment of the impact of the Corporate reorganization on our reporting and performance management systems.

Variable Interest Entities (“VIEs”)

Operating income for VIEs pertains primarily to consolidated Non-owned restaurants. Beginning in 2012, operating income also includes advertising levies, net of depreciation, associated with the Ad Fund program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”), as the Ad Fund retains ownership of and controls this equipment. Generally, advertising levies and advertising and marketing expenses incurred by our advertising funds that are not related to the Expanded Menu Board Program continue to be netted in operating expenses as the Company acts as an agent with regard to these contributions.

In fiscal 2012, the income attributable to VIEs was $6.9 million, including $1.0 million of advertising levies net of operating expenses, related primarily to the Expanded Menu Board Program. Comparatively, operating income was $3.5 million in fiscal 2011, which included an asset impairment charge of $0.9 million related to VIEs in the Portland market. The remaining increase was primarily due to an increase in consolidated Non-owned restaurants, resulting from an increase in restaurants opening under operator agreements, primarily in the U.S., which require minimal upfront capital from the restaurant owner. Operating income related to our VIEs depends largely on the number of consolidated Non-owned restaurants, but also varies depending on the size, type, same-store sales growth and ultimately, average unit volumes and financial results of the restaurant. We consolidated 318 and 272 Non-owned restaurants, on average, in fiscal 2012 and fiscal 2011, respectively, of which approximately 62% were U.S. consolidated Non-owned restaurants, compared to 61% in fiscal 2011.

Corporate charges

Corporate charges were $66.1 million in fiscal 2012, compared to $56.9 million in fiscal 2011. The primary factor contributing to higher Corporate charges year-over-year was Corporate reorganization expenses of $18.9 million (see Results of Operations–Corporate Reorganization Expenses), partially offset by the $6.3 million expense recognized for the CEO Separation Agreement in fiscal 2011.

We have a master license agreement with Apparel to develop up to 120 multi-format restaurants over a 5-year period in the GCC. Fiscal 2012 represents the first full fiscal year of operations under this master license agreement, in which 19 full-serve, franchised restaurants were opened in the United Arab Emirates and Oman within the GCC, as compared to 5 full-serve franchised restaurants in fiscal 2011. In addition, as at December 30, 2012, the Company had 245 branded, licensed locations in the Republic of Ireland and in the United Kingdom, which are primarily self-serve kiosks operating under the “Tim Hortons” brand and operated by independent licensed retailers, as compared to 261 locations in fiscal 2011. We continue to manage these international operations corporately, the results of which are not significant.

Fiscal 2011 compared to Fiscal 2010

A number of events occurring in both fiscal 2011 and fiscal 2010, as outlined in each respective operating segment, significantly impacted the comparability of operating income results year-over-year. Consolidated operating income declined by $302.8 million, or 34.7%, in fiscal 2011 to $569.5 million from $872.2 million in fiscal 2010.

Adjusted operating income, which excluded the effects of the disposition of our 50% joint-venture interest in Maidstone Bakeries, the asset impairment and related closure costs related to the New England region, and the CEO Separation Agreement (see non-GAAP reconciliation table), increased by $48.5 million in fiscal 2011, or 9.4%. The underlying growth was driven primarily by our Canadian operating segment, with systemwide sales resulting from same-store sales growth at existing locations and incremental systemwide sales at new restaurants, both of which drove higher rents and royalties and distribution income. Our U.S. segment’s systemwide sales growth resulted in underlying operating income growth year-over-year. Absent the CEO Separation Agreement, Corporate charges were lower and, coupled with improved VIE income (excluding the asset impairment charge), also contributed favourably to our growth.

Canada

In fiscal 2011, operating income for our Canadian segment was $607.7 million compared to $916.9 million in fiscal 2010. Our Canadian segment included the disposition of our 50% joint-venture interest in Maidstone Bakeries in October 2010, which resulted in a gain on the sale of $361.1 million, partially offset by a related $30.0 million restaurant owner allocation. In addition, our fiscal 2010 consolidated operating income included $48.9 million of Maidstone Bakeries’ operating income prior to its disposition, of which $24.4 million, representing the Canadian’s segment 50% share, was included in the Canadian segment. Amortization of $8.3 million and $1.3 million related to the deferred gain allocated to our continuing supply agreement with Maidstone Bakeries was included in fiscal 2011 and fiscal 2010, respectively. In total, these items represented $348.6 million of the decrease in operating income for our Canadian segment year-over-year.

Excluding the above-noted items, the underlying operating income of our Canadian segment increased $39.5 million, or 7.0%, from $560.0 million in fiscal 2010 to $599.5 million in fiscal 2011, primarily due to systemwide sales growth of 7.3%, driven by same-store sales growth of 4.0% and incremental sales from the net addition of 147 new restaurants during the year. Comparatively, systemwide sales growth was 7.9% in fiscal 2010 (on a 52 week basis), including same-store sales growth of 4.9% and incremental sales from the net addition of 133 restaurants. Total restaurant transactions in fiscal 2011 continued to grow as a result of the net addition of new restaurants.

Canadian systemwide sales growth drove higher rents and royalties income, as well as higher income from our distribution business, which also benefited from incremental income related to new products in our supply chain. Partially offsetting this growth in segment operating income were higher general and administrative expenses, due largely to additional headcount required to support the growth of our business as well as investments in our co-branding strategy. In addition, we incurred start-up and transition costs associated with the ramp up of our replacement distribution facility in Kingston, Ontario, which opened in late July 2011.

Same-store sales growth in fiscal 2011 was driven by an increase in average cheque, which benefited from both favourable product mix and pricing. Partially offsetting these growth factors were economic weakness and generally challenging macro operating conditions, which we believed were factors that led to lower same-store transactions in 2 quarters of fiscal 2011.

We opened 175 restaurants in Canada (including 9 self-serve kiosks), and closed 28 restaurants (including 2 self-serve kiosks) in fiscal 2011. Comparatively, we opened 149 restaurants (including 20 self-serve kiosks) and closed 16 restaurants in fiscal 2010. Our new restaurant development was skewed more heavily toward the fourth quarter in each year.

U.S.

In fiscal 2011, operating income from our U.S. segment was $15.1 million compared to an operating loss of $18.4 million in fiscal 2010. In fiscal 2010, our U.S. segment included asset impairment and related closure costs of $28.3 million related to certain markets in the New England region, whereas in fiscal 2011, we recorded an asset impairment charge, net of a recovery of previously accrued closure costs, of $0.4 million, of which a recovery of $0.5 million related to our U.S. segment. In total, these items represented $28.9 million of the increase in operating income for our U.S. segment year-over-year.

Excluding the above-noted items, the underlying operating income of our U.S. segment increased 46.7% to $14.6 million in fiscal 2011, from $9.9 million in fiscal 2010. Systemwide sales growth of 8.4% was driven by same-store sales growth of 6.3% and growth of 5.9% from the net addition of 70 full-serve restaurants to the system year-over-year, partially offset by the closure of restaurants in the New England region late in fiscal 2010.

U.S. systemwide sales growth drove higher rents and royalties income, as well as higher income from our distribution business, which also benefited from incremental income related to new products in our supply chain.

The closure of certain underperforming restaurants, in fiscal 2010, contributed approximately $5.3 million to the improvement in the U.S. segment operating income due to lower relief, depreciation, and support costs. Partially offsetting this growth was the reinvestment of approximately $4.0 million of our savings from these closed restaurants into our core U.S. growth markets in Northeast and Midwest U.S. in fiscal 2011.

Same-store sales growth in fiscal 2011 was driven primarily by an increase in average cheque, which benefited from pricing in the system, favourable product mix, and higher transactions.

We opened 114 restaurants in the U.S., of which 72 were full-serve standard and non-standard restaurants, and closed 2 restaurants in fiscal 2011. Comparatively, we opened 96 restaurants (including 52 self-serve kiosks) and closed 57 restaurants in fiscal 2010, of which 52 were in the New England region and 2 were in our Portland market. Similar to Canada, our new restaurant development in the U.S. was skewed more heavily toward the fourth quarter in each year.

Variable interest entities

In fiscal 2011, the income attributable to VIEs was $3.5 million, compared to $26.5 million in fiscal 2010, of which the consolidation of Maidstone Bakeries prior to its disposition in October 2010 represented $24.4 million. Operating income of $3.5 million from consolidated Non-owned restaurants in fiscal 2011 was driven by Canadian consolidated Non-owned restaurants contributing $3.9 million and was partially offset by a loss of $0.4 million from U.S consolidated Non-owned restaurants. The U.S. loss was due to an asset impairment charge of $0.9 million related to the Portland market. In fiscal 2010, consolidated Non-owned restaurants contributed $2.1 million of operating income, primarily from consolidated Non-owned restaurants in Canada with $3.1 million, partially offset by a loss of $1.0 million from consolidated Non-owned restaurants in the U.S. We consolidated 272 and 275 Non-owned restaurants, on average, in fiscal 2011 and fiscal 2010, respectively. Approximately 61% of Non-owned restaurants that we consolidated were U.S. consolidated Non-owned restaurants in fiscal 2011, as compared to 65% in fiscal 2010.

Corporate charges

Corporate charges were $56.9 million in fiscal 2011, an increase of $4.1 million from fiscal 2010. The primary factor contributing to higher Corporate charges year-over-year was the $6.3 million charge related to the CEO Separation Agreement, partially offset by lower professional fees due to spending on a number of corporate initiatives in fiscal 2010 that did not recur in fiscal 2011.

In fiscal 2011, we entered into a master license agreement with Apparel, and opened 5 full-serve, franchised locations in the United Arab Emirates within the GCC. Additionally, as at January 1, 2012, the Company had 261 branded, licensed locations in the Republic of Ireland and in the United Kingdom, which were self-serve kiosks operating under the “Tim Hortons” brand, as compared to 275 locations in fiscal 2010.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2012 and fiscal 2011. Financial definitions can be found immediately following “Liquidity and Capital Resources.”

	Fiscal 2012 Compared to Fiscal 2011				Change(1)
	2012	% of Revenues	2011	% of Revenues	$	%
	($ in thousands)
Revenues
Sales	$2,225,659	71.3%	$2,012,170	70.5%	$213,489	10.6%
Franchise revenues:
Rents and royalties(2)	780,992	25.0%	733,217	25.7%	47,775	6.5%
Franchise fees	113,853	3.6%	107,579	3.8%	6,274	5.8%

	894,845	28.7%	840,796	29.5%	54,049	6.4%

Total revenues	3,120,504	100.0%	2,852,966	100.0%	267,538	9.4%

Costs and expenses
Cost of sales	1,959,416	62.8%	1,774,107	62.2%	185,309	10.4%
Operating expenses	287,652	9.2%	259,098	9.1%	28,554	11.0%
Franchise fee costs	116,644	3.7%	104,884	3.7%	11,760	11.2%
General and administrative expenses	158,476	5.1%	161,444	5.7%	(2,968)	(1.8)%
Equity income	(14,693)	(0.5)%	(14,354)	(0.5)%	(339)	2.4%
Corporate reorganization expenses	18,874	0.6%	0	0.0%	18,874	n/m
Asset impairment and closure costs, net	(372)	0.0%	372	0.0%	(744)	n/m
Other income, net	(18)	0.0%	(2,060)	(0.1)%	2,042	(99.1)%

Total costs and expenses, net	2,525,979	80.9%	2,283,491	80.0%	242,488	10.6%

Operating income	594,525	19.1%	569,475	20.0%	25,050	4.4%
Interest expense	(33,709)	(1.1)%	(30,000)	(1.1)%	(3,709)	12.4%
Interest income	3,296	0.1%	4,127	0.1%	(831)	(20.1)%

Income before income taxes	564,112	18.1%	543,602	19.1%	20,510	3.8%
Income taxes	156,346	5.0%	157,854	5.5%	(1,508)	(1.0)%

Net income	407,766	13.1%	385,748	13.5%	22,018	5.7%
Net income attributable to noncontrolling interests	4,881	0.2%	2,936	0.1%	1,945	66.2%

Net income attributable to Tim Hortons Inc.	$402,885	12.9%	$382,812	13.4%	$20,073	5.2%

n/m     Not meaningful

(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in fiscal 2012.

(2)

Rents and royalties revenues includes advertising levies of $5.6 million and $0.6 million in fiscal 2012 and fiscal 2011, respectively, primarily associated with the Expanded Menu Board Program, and rents and royalties derived from franchised restaurant sales. Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	Fiscal Years
	2012	2011
Franchised restaurant sales:
Canada (Canadian dollars)	$5,907,481	$5,564,263
U.S. (U.S. dollars)	$532,214	$472,969

Revenues

Sales

In fiscal 2012, sales increased $213.5 million, or 10.6%, to $2,225.7 million. The increase in sales was primarily driven by our distribution business and from higher VIE sales.

Distribution sales. Distribution sales increased $155.0 million, or 9.1%, to $1,860.7 million in fiscal 2012. Systemwide sales growth increased distribution sales by approximately $109.5 million due primarily to the higher number of system restaurants year-over-year, continued same-store sales growth, and products newly managed through our supply chain. Pricing and favourable product mix represented approximately $44.5 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities reflective of their higher underlying costs.

Our distribution sales continue to be subject to changes related to underlying costs of key commodities, such as coffee, wheat, edible oils, and sugar, and other product costs. Changes in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in spot market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for a 6-month period of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up over a pricing period which may extend beyond a quarter (See Item 1A Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Risks).

Company-operated restaurants sales. Company-operated restaurant sales were $27.0 million in fiscal 2012, compared to $24.1 million in fiscal 2011. The increase was due to an average of 3 more Company-operated restaurants in fiscal 2012 than in fiscal 2011. On average, we operated 21 Company-operated restaurants during fiscal 2012 compared to 18 during fiscal 2011. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants.

We ended fiscal 2012 with 18 Company-operated restaurants in Canada, and 4 in the U.S., representing approximately 0.5% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. As such, Company-operated revenue is also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales were $338.0 million and $282.4 million in fiscal 2012 and fiscal 2011, respectively. The increase in sales was primarily due to an increase in Non-owned restaurants consolidated in both the U.S. and Canada, resulting from an increase in restaurants opening under operator agreements, primarily in the U.S., as we continue to utilize operator agreements as a means for owners to establish their business. During fiscal 2012, we consolidated approximately 318 Non-owned restaurants (120 in Canada and 198 in the U.S.), on average, compared to 272 Non-owned restaurants (107 in Canada and 165 in the U.S.), on average, during fiscal 2011.

Franchise Revenues

Rents and Royalties. In fiscal 2012, revenues from rents and royalties increased $47.8 million, or 6.5%, to $781.0 million. Rents and royalties growth was driven primarily by sales from the net addition of 238 new full-serve restaurants across all of our markets year-over-year, and by same-store sales growth, both of which resulted in an approximate $47.6 million, or 6.5%, growth in rents and royalties revenues. In addition, we recognized the advertising levies specifically attributed to the Expanded Menu Board Program, which represented an increase of $5.0 million in fiscal 2012 as compared to fiscal 2011. Partially offsetting these growth factors was the negative impact resulting from a greater number of consolidated Non-owned restaurants, which reduced growth as the consolidation of these restaurants essentially replaced our rents and royalties revenues with restaurant sales, which are included in VIEs’ sales (see above under Variable interest entities’ sales).

Franchise Fees. In fiscal 2012, franchise fees increased $6.3 million, or 5.8%, to $113.9 million. The primary factors resulting in higher franchise fees were a higher number of renovations, along with higher non-standard restaurant sales, partially offset by lower revenues from Cold Stone Creamery co-branded openings. New restaurants that open under operator agreements, which represent a higher proportion of restaurant openings in the U.S. than in Canada, do not result in the recognition of any franchise fees as we retain ownership of the equipment. In addition, self-serve kiosks do not represent a significant portion of franchise fees, as the franchise fees related to these units are significantly lower than franchise fees for full-serve standard and non-standard restaurants, due primarily to the size of the equipment package required. In fiscal 2012, we opened 22 self-serve kiosks as compared to 51 in fiscal 2011.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,959.4 million in fiscal 2012, compared to $1,774.1 million in fiscal 2011, representing an increase of $185.3 million or 10.4%. Cost of sales growth was driven primarily by higher distribution cost of sales and higher cost of sales from VIEs.

Distribution cost of sales. Distribution cost of sales increased $129.9 million, or 8.6%, in fiscal 2012 as compared to fiscal 2011. Systemwide sales growth and an increase in products for which we now manage the supply chain logistics contributed approximately $97.7 million of the increase in cost of sales. Approximately $31.4 million of the distribution cost of sales increase related primarily to higher underlying commodity costs, primarily for coffee, and product mix.

Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other product costs (See Item IA. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Risks).

Company-operated restaurants cost of sales. Company-operated restaurants costs of sales increased by $4.1 million to $28.9 million in fiscal 2012, compared to $24.7 million in fiscal 2011. Cost of sales increased primarily due to an increase in Company-operated restaurants, as we operated 3 more Company-operated restaurants, on average, during the year as compared to fiscal 2011. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $297.4 million and $246.2 million in fiscal 2012 and fiscal 2011, respectively. The increase was primarily due to an increase in consolidated Non-owned restaurants, as during fiscal 2012, on average, we consolidated approximately 318 Non-owned restaurants, compared to 272 Non-owned restaurants during fiscal 2011. Additionally, the VIEs’ cost of sales increased due to higher sales from existing consolidated Non-owned restaurants.

Operating Expenses

Total operating expenses increased $28.6 million to $287.7 million in fiscal 2012. Rent expense increased by $10.2 million year-over-year, primarily due to 154 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Depreciation expense increased by $8.7 million, due to the increase in the total number of properties that we either own or lease and then sublease to restaurant owners, and renovations to existing restaurants. Depreciation expense also increased by $4.0 million due to the Expanded Menu Board Program, and by $3.0 million due to higher project-related and other renovation expenses.

Franchise Fee Costs

Franchise fee costs in fiscal 2012 were $116.6 million, an increase of $11.8 million over fiscal 2011. The increase in fiscal 2012 was driven by a higher number of renovations and a higher number of non-standard restaurant sales. Also contributing to the increase year-over-year were increased support costs for higher salaries and benefits, due in part to operational initiatives to build drive-thru capacity. The increased costs were partially offset by fewer Cold Stone Creamery co-branded openings in fiscal 2012 as compared to fiscal 2011.

General and Administrative Expenses

General and administrative expenses decreased $3.0 million to $158.5 million in fiscal 2012 from $161.4 million in fiscal 2011. Adjusting for the CEO Separation Agreement of $6.3 million occurring in fiscal 2011, general and administrative expenses increased $3.3 million or 2.1%. The primary factors driving the increase were higher salaries and benefits required to support growth of the business. Salaries and benefits growth year-over-year was moderated by lower performance-based costs and lower salary and benefits in the fourth quarter as a result of the reorganization.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter. From time to time, we may increase investments to support certain strategic initiatives, which may cause general and administrative expense growth to be higher than systemwide sales growth in some periods, however this was not the case during fiscal 2012. See Corporate Reorganization Expenses below for our current expectations for general and administrative expenses for fiscal 2013.

Equity Income

Equity income was approximately $14.7 million in fiscal 2012, compared to $14.4 million in fiscal 2011. Equity income from our TIMWEN Partnership reflects the growth in sales at existing restaurants, as we have not developed any new combination restaurants for a number of years.

Corporate Reorganization Expenses

In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design. Broader functional accountabilities are being embedded within the business units, designed to align resources and business unit needs. In the new organizational structure, a Corporate Centre has been established to provide central accountability and governance over key enterprise and control activities. We began the process of implementing this new organizational structure by realigning roles and responsibilities under that new structure in fiscal 2012, and recognized $18.9 million of Corporate reorganization expenses. Reorganization expenses recognized include termination costs of $9.0 million and professional fees of $7.6 million. We expect the realignment of roles and responsibilities to be substantially completed by the end of the first quarter of 2013. The Company expects to recognize an additional charge of approximately $9.0 million, primarily related to termination costs, substantially all of which is expected to be recognized and paid in the first quarter of 2013.

Corporate reorganization expenses recognized in fiscal 2012 also included CEO transition costs of $2.3 million. The CEO transition costs include an employment agreement with our Chief Brand and Marketing Officer and aggregate retention bonuses of up to $2.8 million for certain senior officers that are only payable if they remain employed for a specified time period subsequent to the transition to a new CEO. CEO transition costs are being recognized over the estimated service period. Further costs related to the CEO transition are anticipated in fiscal 2013, the timing and total impact of which are not yet determinable.

We believe that the new structure will facilitate the execution of strategic initiatives as we continue to grow our business and streamline decision-making across the Company. We also believe that the new structure will create scalability for future growth and reduce our cost structure relative to what it otherwise would have been had we not undertaken the reorganization.

Asset Impairment and Closure Costs, net

In fiscal 2012, we recognized the final reversal of $0.4 million of accrued closure costs on the assignment of the remaining leases related to the New England markets. Comparatively, in fiscal 2011, we recorded a net asset impairment and closure cost charge of $0.4 million, consisting of an asset impairment charge of $1.9 million related to the Portland market, partially offset by approximately $1.5 million of accrued closure costs that were reversed upon the substantial conclusion of closure activities related to the New England markets. Approximately $0.9 million of this asset impairment charge recognized in fiscal 2011 was related to VIEs in the Portland market, with the remaining net recovery of $0.5 million related to our U.S. segment.

Other Income, net

In fiscal 2012, other income, net, was nil compared to $2.1 million in fiscal 2011. The decrease was primarily the result of gains from additional properties sold in fiscal 2011.

Interest Expense

Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $33.7 million in fiscal 2012 and $30.0 million in fiscal 2011, representing an increase of $3.7 million. The increase in interest expense related primarily to additional interest on an increased number of capital leases outstanding year-over-year and the interest expense associated with the Ad Fund’s borrowings under its revolving credit facility, used to fund the Expanded Menu Board Program.

Interest Income

Interest income is comprised primarily of interest earned from our cash and cash equivalents. Interest income was $3.3 million and $4.1 million in fiscal 2012 and fiscal 2011, respectively. The decrease in interest income year-over year was primarily due to lower average cash balances. In the first half of 2011, we held a significant portion of the proceeds received from the sale of our 50% joint-venture interest in Maidstone Bakeries, which were predominantly used to repurchase common shares under our 2011 share repurchase program.

Income Taxes

Total tax expense was $156.3 million in fiscal 2012 as compared to $157.8 million in fiscal 2011. Our effective income tax rate in fiscal 2012 was 27.7% as compared to 29.0% in fiscal 2011. Our fiscal 2012 effective tax rate was favourably impacted by the benefit associated with Canadian statutory rate reductions and the reduction in liabilities for unrecognized tax benefits, partially offset by losses not benefited for tax and by an increase in tax imposed by foreign jurisdictions on income.

For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA is currently conducting an examination of the 2005 through 2010 taxation years in respect of certain international issues related to transfer pricing. Submissions by the Company were delivered in the fourth quarter to clarify certain assumptions that the CRA made in its examination. Also, a Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for the 2008 and 2009 taxation years. For U.S. federal income tax purposes, the Company remains open to examination commencing with the 2009 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of 3 to 5 years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

The Company continues to provide a full valuation allowance on deferred tax assets in the U.S., which consist primarily of foreign tax credit carryforwards. In addition, the Company has provided a full valuation allowance on losses resulting from public company costs and certain state net operating loss carryforwards. The Company periodically assesses the realization of its net deferred tax assets based on current and historical operating results, as well as expectations of future operating results. A valuation allowance is recorded if the Company believes its net deferred tax assets will not be realized in the foreseeable future. The Company has weighed both positive and negative evidence in determining whether to continue to maintain or provide a valuation allowance on its deferred tax assets. The Company’s determination to establish, maintain or release a valuation allowance is based on what it believes may be the more likely than not result. The Company will continue to assess the realization of its deferred tax assets and may consider the release of all or a portion of the valuation allowance in the future based on the weight of all evidence at that time.

The tax sharing agreement with Wendy’s International, Inc. as amended on November 7, 2007 (the “Agreement”), set forth the principles and responsibilities of Wendy’s International, Inc. and the Company regarding the allocation of taxes, audits and other tax matters relating to periods when we were part of the same U.S. federal consolidated or state and local combined tax filing group. The Agreement is applicable for all taxation periods up to September 29, 2006. Either party may be required to reimburse the other for the use of tax attributes while we filed U.S. consolidated or state and local combined returns, as a result of audits or similar proceedings giving rise to “adjustments” to previously filed returns, in accordance with the terms of the Agreement. For Competent Authority purposes only, 2 taxation years remain open to adjustment, which could also result in payments being made by one party to the other for the use of the other party’s tax attributes. Also, disagreements concerning the interpretation of the Agreement or use of tax attributes in open and/or closed years may occur, which, in accordance with the terms of the Agreement, could result in arbitration and the payment by one party to the other for the use of the other party’s tax attributes. No payments were made by either party to the other party under this Agreement during fiscal 2012.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $1.9 million to $4.9 million in fiscal 2012, compared to $2.9 million in fiscal 2011. The increase was primarily driven by an increase in consolidated Non-owned restaurants, as we consolidated an average of approximately 318 and 272 Non-owned restaurants during fiscal 2012 and fiscal 2011, respectively. The increase was also due to an asset impairment charge of $0.9 million related to the Portland market recognized in fiscal 2011.

Comprehensive Income

In fiscal 2012, comprehensive income attributable to Tim Hortons Inc. was $392.1 million, compared to $398.2 million in fiscal 2011. The decrease of $6.1 million was due primarily to a $7.3 million translation adjustment loss compared to a $9.6 million translation adjustment gain in fiscal 2011, resulting in a $16.9 million unfavourable translation adjustment year-over-year. Translation adjustment gains/losses arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at period-end rates. When the U.S. dollar strengthens or weakens relative to the Canadian dollar, we incur a translation adjustment gain or loss.

Additionally in fiscal 2012, we had a $3.5 million loss related to cash flow hedges, net of taxes, compared to a $5.7 million gain, net of taxes, in fiscal 2011. Partially offsetting these items was higher Net income attributable to Tim Hortons Inc. of $22.0 million.

The exchange rates were Cdn$0.9965, Cdn$1.0170, and Cdn$0.9946 for US$1.00 on December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Fiscal 2011 Compared to Fiscal 2010

Below is a summary of comparative results of operations and a more detailed discussion of results for fiscal 2011 and fiscal 2010.

	Fiscal 2011 Compared to Fiscal 2010				Change(1)
	2011	% of Revenues	2010	% of Revenues	$	%
	($ in thousands)
Revenues
Sales	$2,012,170	70.5%	$1,755,244	69.2%	$256,926	14.6%
Franchise revenues:
Rents and royalties(2)	733,217	25.7%	687,039	27.1%	46,178	6.7%
Franchise fees	107,579	3.8%	94,212	3.7%	13,367	14.2%

	840,796	29.5%	781,251	30.8%	59,545	7.6%

Total revenues	2,852,966	100.0%	2,536,495	100.0%	316,471	12.5%

Costs and expenses
Cost of sales	1,774,107	62.2%	1,527,405	60.2%	246,702	16.2%
Operating expenses	259,098	9.1%	246,335	9.7%	12,763	5.2%
Franchise fee costs	104,884	3.7%	91,743	3.6%	13,141	14.3%
General and administrative expenses	161,444	5.7%	147,300	5.8%	14,144	9.6%
Equity income	(14,354)	(0.5)%	(14,649)	(0.6)%	295	(2.0)%
Asset impairment and closure costs, net	372	0.0%	28,298	1.1%	(27,926)	n/m
Other income, net	(2,060)	(0.1)%	(1,100)	0.0%	(960)	n/m

Total costs and expenses, net	2,283,491	80.0%	2,025,332	79.8%	258,159	12.7%

Gain on sale of interest in Maidstone Bakeries	—	—%	361,075	(14.2)%	361,075	n/m

Operating income	569,475	20.0%	872,238	34.4%	(302,763)	(34.7)%
Interest expense	(30,000)	(1.1)%	(26,642)	(1.1)%	(3,358)	12.6%
Interest income	4,127	0.1%	2,462	0.1%	1,665	67.6%

Income before income taxes	543,602	19.1%	848,058	33.4%	(304,456)	(35.9)%
Income taxes	157,854	5.5%	200,940	7.9%	(43,086)	(21.4)%

Net income	385,748	13.5%	647,118	25.5%	(261,370)	(40.4)%
Net income attributable to noncontrolling interests	2,936	0.1%	23,159	0.9%	(20,223)	n/m

Net income attributable to Tim Hortons Inc.	$382,812	13.4%	$623,959	24.6%	$(241,147)	(38.6)%

n/m     Not meaningful

(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in fiscal 2011.

(2)

Franchised restaurant sales are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales, including consolidated Non-owned restaurants, were:

	Fiscal Years
	2011	2010
Franchised restaurant sales:
Canada (Canadian dollars)	$5,564,263	$5,181,831
U.S. (U.S. dollars)	$472,969	$439,227

Revenues

Sales

In fiscal 2011, sales increased $256.9 million, or 14.6%, to $2,012.2 million. The increase in sales was primarily driven from our distribution business, but was also favourably impacted by the $30.0 million allocation made to restaurant owners in fiscal 2010, which was recorded as a reduction of sales, and to a lesser extent, higher Company-operated restaurant sales. Partially offsetting these increases were lower sales from VIEs.

Distribution sales. Distribution sales increased $271.6 million, or 18.9%, to $1,705.7 million in fiscal 2011. Systemwide sales growth increased distribution sales by approximately $151.4 million due to continued same-store sales growth, a higher number of restaurants year-over-year, and new products managed through our supply chain, including additional output from Maidstone Bakeries. Favourable product mix and pricing represented approximately $94.1 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities reflective of the higher underlying costs. In addition, growth year-over-year benefited from a $30.0 million reduction in fiscal 2010 sales related to the restaurant owner allocation made in relation to the sale of Maidstone Bakeries.

In fiscal 2011, the loss of earnings associated with our 50% joint-venture interest in Maidstone Bakeries due to the sale, net of the amortization of the deferred gain in connection with our supply agreement, negatively impacted our margin percentage by approximately 170 basis points.

Company-operated restaurants sales. Company-operated restaurant sales were $24.1 million in fiscal 2011, compared to $22.2 million in fiscal 2010. On average, we operated 18 Company-operated restaurants during fiscal 2011 compared to 20 during fiscal 2010. Restaurants with higher sales were the primary driver of sales growth year-over-year, partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally had lower average sales than Canadian Company-operated restaurants, and a lower number of Company-operated restaurants on average during the year. We ended fiscal 2011 with 10 Company-operated restaurants in Canada and 8 in the U.S., representing in total approximately 0.4% of total systemwide restaurants.

Variable interest entities’ sales. VIEs’ sales represented sales from consolidated Non-owned restaurants, and also included sales from the consolidation of our previously held 50% joint-venture interest in Maidstone Bakeries, which were not included in our fiscal 2011 results. Sales from VIEs were $282.4 million and $299.0 million in fiscal 2011 and fiscal 2010, respectively. The decline in sales of $16.6 million was primarily due to the disposition and deconsolidation of Maidstone Bakeries in October 2010. Maidstone Bakeries represented $43.6 million of the sales decline, which was partially offset in distribution sales in fiscal 2011. In addition, the number of consolidated Non-owned restaurants, on average, in the U.S. in fiscal 2010 included many of the underperforming New England region restaurants, which were closed in late fiscal 2010, and resulted in fewer restaurants and lower sales being included in fiscal 2011. Partially offsetting these sales declines were an increase in the number of Canadian restaurants consolidated, and in restaurants with higher sales volumes, both of which contributed positively to sales.

During fiscal 2011, we consolidated approximately 272 Non-owned restaurants (107 in Canada and 165 in the U.S.), on average, compared to 275 Non-owned restaurants (95 in Canada and 180 in the U.S.), on average, during fiscal 2010.

Franchise Revenues

Rents and Royalties. In fiscal 2011, revenues from rents and royalties increased $46.2 million, or 6.7%, to $733.2 million. Systemwide sales growth was driven primarily by higher same-store sales and sales from new restaurants opened during the year, both of which resulted in higher royalty and rental revenues.

Same-store sales growth during fiscal 2011 provided approximately $31.1 million of rents and royalties growth. The net addition of 215 new full-service restaurants in Canada and the U.S. year-over-year (and the net restaurant additions from fiscal 2010 which had not then been open for more than 12 months) contributed approximately $26.0 million. Lower relief, primarily recognized in the U.S., mainly from the closure of underperforming restaurants in certain markets in the New England region in the fourth quarter of fiscal 2010, contributed much of the remaining growth. Partially offsetting these growth factors was a negative impact resulting from the consolidation of Non-owned restaurants which, as noted above, had a higher weighting of Canadian restaurants in fiscal 2011.

Franchise Fees. Franchise fees were $107.6 million in fiscal 2011, increasing $13.4 million over fiscal 2010. A higher number of standard and non-standard restaurant openings was the primary growth driver during fiscal 2011. In addition, a higher number of resales and replacements, and the recognition of fees associated with our master license agreement with Apparel related to our international expansion, also contributed to growth year-over-year. Partially offsetting these growth factors were fewer Cold Stone Creamery co-branded openings in Canada.

Total Costs and Expenses

Cost of Sales

Cost of sales was $1,774.1 million in fiscal 2011, compared to $1,527.4 million in fiscal 2010, an increase of $246.7 million or 16.2%. Cost of sales growth was driven by higher distribution cost of sales, higher cost of sales from VIEs and, to a much lesser extent, higher Company-operated restaurants cost of sales.

Distribution cost of sales. Distribution cost of sales increased $223.3 million, or 17.4%, in fiscal 2011 as compared to fiscal 2010, driven mainly by systemwide sales growth and additional products managed through the supply chain, including additional output from Maidstone Bakeries, which, when combined, contributed approximately $136.1 million of the increase in cost of sales. Approximately $90.6 million of the distribution cost of sales increase related primarily to higher underlying commodity costs, specifically coffee, and product mix. We began start-up operations at our Kingston replacement distribution facility in July 2011 and incurred certain start-up costs in the second half of fiscal 2011.

In connection with the sale of our interest in Maidstone Bakeries in October 2010, we deferred $41.2 million of the gain on the sale associated with the ongoing supply agreement, which is being amortized over the remaining term of the obligation to purchase donuts and Timbits until early 2016, and, at our option, may be extended to late 2017. Approximately $8.3 million and $1.3 million was amortized and recognized as a reduction in distribution cost of sales in fiscal 2011 and fiscal 2010, respectively.

Company-operated restaurants cost of sales. Company-operated restaurants cost of sales increased by $2.2 million to $24.7 million in fiscal 2011, compared to $22.5 million in fiscal 2010. Cost of sales increased from restaurants with higher sales and consequently higher cost of sales. This increase was partially offset by a shift towards a higher proportion of transitional U.S. Company-operated restaurants, which generally have lower sales and, as a result, lower cost of sales than Canadian Company-operated restaurants. In addition, we operated 2 fewer Company-operated restaurants, on average, during the year.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $246.2 million and $225.0 million in fiscal 2011 and fiscal 2010, respectively. VIEs’ cost of sales included cost of sales from the consolidation of our previously-held joint-venture interest in Maidstone Bakeries, which was not included in fiscal 2011. In the second quarter of fiscal 2010, we managed the supply chain logistics for a more significant proportion of output from Maidstone Bakeries, which is reflected as a higher distribution cost of sales in fiscal 2011, as noted above. The disposition and deconsolidation of Maidstone Bakeries in October 2010 resulted in higher overall cost of sales year-over-year.

During fiscal 2011, we consolidated approximately 272 Non-owned restaurants, on average, compared to 275 Non-owned restaurants, on average, during fiscal 2010. The decline in consolidated Non-owned restaurants year-over-year was largely the result of the closure of underperforming New England restaurants in late fiscal 2010, many of which were consolidated as VIEs. Notwithstanding this decline, we had more restaurants consolidated in Canada as well as restaurants with higher sales volumes, and consequently higher cost of sales, both of which resulted in an increase in VIE cost of sales.

Operating Expenses

Total operating expenses increased $12.8 million to $259.1 million in fiscal 2011. Rent expense increased by $7.9 million year-over-year, primarily due to 135 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Additionally, depreciation expense increased by $5.0 million, net of savings realized from the impairment and closure of certain restaurants in the New England region, due to an increase in the number of properties owned or leased and then subleased to restaurant owners.

Franchise Fee Costs

Franchise fee costs in fiscal 2011 were $104.9 million, an increase of $13.1 million over fiscal 2010. Higher costs were driven primarily by a higher number of standard and non-standard restaurants, a higher number of resales and replacements, and higher support costs associated with the establishment of a restaurant owner’s business. Partially offsetting these higher costs were fewer Cold Stone Creamery co-branded openings in Canada, resulting in lower franchise fee costs.

General and Administrative Expenses

General and administrative expenses increased $14.1 million to $161.4 million in fiscal 2011 from $147.3 million in fiscal 2010, a significant portion of which was as a result of the $6.3 million charge related to the CEO Separation Agreement recognized in fiscal 2011. Additional investments of approximately $6.1 million were also made to support advertising and promotional activities, $4.0 million of which was for our U.S. markets, and the remaining for our Canadian Cold Stone Creamery co-branding initiative and our international expansion plans. In addition, higher salaries and benefits were incurred to support growth of the business. Partially offsetting these higher costs were lower professional fees in fiscal 2011 compared to those incurred for corporate initiatives in fiscal 2010.

Equity Income

Equity income was approximately $14.4 million in fiscal 2011, compared to $14.6 million in fiscal 2010, which related primarily to our 50% interest in TIMWEN Partnership.

Asset Impairment and Closure Costs, net

In fiscal 2011, we recognized a net asset impairment and closure cost charge of $0.4 million, which consisted of an asset impairment charge of $1.9 million, which reflected real estate and equipment values in the Portland market, partially offset by approximately $1.5 million of accrued closure costs that were reversed upon the substantial conclusion of closure activities related to the New England markets. Approximately $0.9 million of this asset impairment charge was related to VIEs in the Portland market, with the remaining net recovery of $0.5 million related to our U.S. segment.

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

Interest Expense

Total interest expense was $30.0 million in fiscal 2011 and $26.6 million in fiscal 2010, which represented an increase of $3.4 million. An increase in capital leases was the primary reason for higher interest expense, contributing $2.3 million to the increase. In addition, the fixed 7-year interest rate on our Senior Notes issued in fiscal 2010 was higher than the historical interest rates on our long-term debt retired in fiscal 2010, which had a much higher variable interest component.

Interest Income

Interest income was $4.1 million in fiscal 2011 and $2.5 million in fiscal 2010. The increase of $1.6 million was primarily a result of higher average interest rates in Canada and higher average cash balances in fiscal 2011 and interest earned from our FIP and other notes receivable.

Income Taxes

Total tax expense was $157.8 million in fiscal 2011 and $200.9 million in fiscal 2010. Our effective income tax rate in fiscal 2010, adjusted for the sale of Maidstone Bakeries and the New England impairment charge and closure costs, was approximately 31.0%. Our fiscal 2011 effective tax rate of 29.0% was favourably impacted by the benefit associated with Canadian statutory rate reductions, partially offset by the negative impact of the jurisdictional shift in income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $20.2 million to $2.9 million in fiscal 2011, compared to $23.2 million in fiscal 2010, of which $21.3 million related to the previously consolidated operations of Maidstone Bakeries, which was sold in October 2010. In addition, an asset impairment charge of $0.9 million related to the Portland market was recorded in fiscal 2011. We consolidated approximately 272 and 275 non-owned restaurants, on average, during fiscal 2011 and fiscal 2010, respectively.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has for the most part self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue in 2013. Our $250.0 million revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity, of which approximately $244.4 million was undrawn as at December 30, 2012 (see Credit Facilities below for additional information).

In fiscal 2012, we generated $559.3 million of cash from operations, as compared to $391.5 million in fiscal 2011, for a net increase of $167.8 million (see Comparative Cash Flows below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures, excluding the Expanded Menu Board Program which is a capital expenditure of the Ad Fund, and our expected debt service requirements over the next 12 months. If additional funds are needed for strategic initiatives or other corporate purposes beyond current availability under our Revolving Bank Facility, we believe that, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

The Senior Notes were offered on a private placement basis in the first and fourth quarters of 2010 for total net proceeds of $302.3 million, including a premium of $2.3 million. The Company also entered into interest rate forwards (with a notional value of $195.0 million), which acted as a cash flow hedge to limit the interest rate volatility in the period prior to the initial issuance of the Senior Notes, and resulted in a loss of $4.9 million on settlement. The premium, the loss on the interest rate forwards, and financing fees of approximately $1.8 million were deferred and are being amortized to Interest expense in the Consolidated Statement of Operations over 7 years. The effective yield, including all fees, premium and the interest rate forwards loss, is 4.45%.

The Senior Notes bear a fixed interest coupon rate of 4.20% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the Trust Indenture, and with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the Revolving Bank Facility (see below), except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower, and statutory preferred exceptions.

The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For as long as the Borrower’s and TDL’s third-party revenues represent at least 75% of the consolidated revenues of the Company, as tested quarterly on a rolling twelve-month basis, TDL will remain the sole subsidiary guarantor. To the extent that combined third-party revenues of these 2 entities is less than 75% of consolidated revenues, additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. In each case, the Borrower’s subsidiary with the highest gross revenue must be one of the guarantors. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are also certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting our ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements), but there are no financial covenants.

The Senior Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ notice, but no more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Senior Notes, plus 0.30%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Senior Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at December 30, 2012, we had approximately $463.9 million in long-term debt and capital leases on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.

Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant. In each of the last 5 fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs. Our capital spending in 2013 is expected to be higher than in previous years, as we execute a number of operational initiatives along with our restaurant owners, and may continue at these higher levels in the future. In addition to restaurant development in both Canada and the U.S., our increased spending also includes our share of costs to increase restaurant capacity in Canada, including initiatives such as selectively implementing drive-thru order station relocations, double-order stations, and double-lane drive-thrus. We plan to continue to invest in our distribution facilities to support continued future growth, as well as certain technology investments in fiscal 2013. Our increased capital expenditures also reflect investments to complete a higher number of renovations in

Canada in fiscal 2013, which will feature more contemporary design elements similar to our newer restaurants. While we have substantially completed the installation of interior digital menu boards related to the Expanded Menu Board Program, we will continue to implement our enhanced drive-thru menu boards in fiscal 2013, to improve overall guest experience at our Canadian restaurants.

During the first 2 months of fiscal 2012, we continued to repurchase shares under our previously announced share repurchase program, which authorized the Company to repurchase up to $445.0 million in common shares, not to exceed the regulatory maximum of 14,881,870 shares, which was equivalent to 10% of the “public float” (as defined in Section 628 of the TSX Company Manual) at the time of regulatory approval on February 17, 2011. The 2011 program, which received Toronto Stock Exchange (“TSX”) approval on February 23, 2011 under TSX normal course issuer bid rules, commenced on March 3, 2011 and terminated on March 2, 2012. Common shares purchased pursuant to the 2011 Program were cancelled. Under the 2011 program, shares were repurchased through a combination of a 10b5-1, or automatic trading program, and through management’s discretion, subject to regulatory requirements, market, cost, and other considerations.

On February 23, 2012, we announced that we had obtained regulatory approval from the TSX to commence a new share repurchase program (“2012 Program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 shares, representing 10% of our public float, as defined under the TSX rules, as of February 20, 2012. Our common shares were repurchased under the 2012 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchased at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases were made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, and by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority in the first quarter of 2012 were at a discount to the prevailing market price as provided in the exemption order. The 2012 Program commenced on March 5, 2012 and terminated on December 28, 2012, as the Company completed the share repurchase program. Common shares purchased pursuant to the 2012 Program were cancelled. In fiscal 2012, we spent approximately $225.2 million to purchase and cancel approximately 4.4 million of our common shares as part of our 2011 and 2012 share repurchase programs at an average cost of $51.07 per share.

On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TSX rules. The 2013 Program has received regulatory approval from the TSX. Subject to the negotiation and execution of a broker agreement, our common shares will be purchased under the 2013 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the NYSE, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program is planned to begin on February 26, 2013 and expire on February 25, 2014, or earlier if the $250.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 153,404,839 common shares outstanding as at December 30, 2012.

As at December 30, 2012, we also had outstanding options with tandem stock appreciation rights to acquire 1,171,707 of our common shares to officers of the Corporation pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 593,554 were exercisable.

Our Board of Directors approved a 23.5% increase in the quarterly dividend to $0.21 per common share in February 2012. In fiscal 2012, we paid 4 quarterly dividends of $0.21 per common share totaling $130.5 million. In fiscal 2011, we paid 4 quarterly dividends of $0.17 per common share totaling $110.2 million.

In February 2013, our Board of Directors approved an increase in the targeted dividend payout range to 35% to 40% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain discrete items, such as Corporate reorganization expenses, gains on divestitures, tax impacts and asset impairments, that affect our annual net income attributable to Tim Hortons Inc. The approval of the increase in the targeted dividend payout range reflects the Board of Directors’ continued confidence in the Company’s ability to generate strong cash flows.

In February 2013, our Board of Directors also approved an increase in the dividend from $0.21 to $0.26 per common share paid quarterly, representing an increase of 23.8%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared the first quarterly dividend at the increased rate of $0.26 per share, payable on March 19, 2013 to shareholders of record at the close of business on March 4, 2013. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors. We have historically paid for all dividends primarily from cash generated from our operations, and we expect to continue to do so in fiscal 2013.

Credit Facilities

We have an unsecured Revolving Bank Facility, which was set to mature on December 15, 2014; however, we amended the facility on January 26, 2012 to take advantage of reduced commitment fees of 0.20% and lower applicable margins, and to extend the term to January 26, 2017. The facility is now supported by a syndicate of 7 financial institutions, of which Canadian financial institutions hold approximately 64% of the total funding commitment. We may use the borrowings under the Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives.

The Revolving Bank Facility has a similar guarantee structure as the Senior Notes and may be drawn by the Borrower or TDL, and as such, has a Tim Hortons Inc. guarantee that cannot be released. The Revolving Bank Facility is for $250.0 million (which includes $25.0 million overdraft availability and a $25.0 million letter of credit facility). As at December 30, 2012, we had $5.6 million (2011: $7.1 million) drawn on the facility to support standby letters of credit. We also incur commitment fees, whether the facility is used or unused. Under the Revolving Bank Facility, the commitment fee varies according to our credit rating. As at December 30, 2012, the commitment fee on our Revolving Bank Facility was 0.20% of the Facility amount (2011: 0.38%).

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, requires the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and, a minimum fixed charge coverage ratio. We were in compliance with these covenants as at December 30, 2012.

The consolidated maximum total debt coverage ratio is computed as consolidated total debt divided by net income (excluding net income of VIEs) and before interest expense, taxes, depreciation and amortization, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes (without duplication) all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities (excluding those scheduled in the Revolving Bank Facility).

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

The following table outlines the level of our covenant compliance for fiscal 2012 under the Revolving Bank Facility:

	Actual	Required(1)
Consolidated total debt to EBITDA attributable to Tim Hortons Inc., as adjusted	0.68	<3.00
Minimum fixed charge	4.15	>2.00

(1)	Consolidated total debt to EBITDA attributable to Tim Hortons Inc., as adjusted, cannot exceed 3.00. Minimum fixed charge cannot be less than 2.00.

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

Events of default under the Revolving Bank Facility include: a default in the payment of the obligations under the Revolving Bank Facility or a change in control of Tim Hortons Inc. Additionally, events of default for the Borrower, TDL, or any future Guarantor include: a breach of any representation, warranty or covenant under the Revolving Bank Facility; certain events of bankruptcy, insolvency or liquidation; and, any payment default or acceleration of indebtedness if the total amount of such indebtedness unpaid or accelerated exceeds $25.0 million.

Ad Fund

In fiscal 2011, the Ad Fund entered into a $95.8 million revolving credit facility bearing interest of a Banker’s Acceptance Fee plus an applicable margin related to the Expanded Menu Board Program, of which $56.5 million was converted to a 7-year Term Loan (“Term Loan”) in December 2012 with a Canadian financial institution. The Term Loan matures in November 2019 and will be repaid in equal quarterly installments. It bears interest of a Banker’s Acceptance Fee plus an applicable margin, with interest payable quarterly in arrears, commencing January 2013. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on the Term Loan. Prepayment of the loan is permitted without penalty at any time in whole or in part. We expect this debt to be serviced by the Ad Fund, and not from cash from operations. The remaining $39.3 million credit facility was undrawn at the end of fiscal 2012. The Term Loan and credit facility are secured by the Ad Fund’s assets and are not guaranteed by Tim Hortons Inc. or any of its subsidiaries.

There are no other financial covenants associated with the revolving credit facility or the Term Loan. Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental condition of the Ad Fund.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in fiscal 2012 was $559.3 million compared to $391.5 million in fiscal 2011, representing an increase of $167.8 million. Strong earnings during both fiscal 2012 and fiscal 2011 were the primary drivers of operating cash flows. The increase was also driven by decreased working capital requirements associated with inventories relative to our requirements in fiscal 2011, when we were carrying higher green coffee inventories. Also, in the first quarter of 2011, we had $38.0 million of Tim Card redemptions that were not offset by a reduction in restricted cash and cash equivalents as restricted investments matured and were reflected in investing activities. The remaining increase year-over-year was primarily driven by working capital movements specific to the first half of 2011, including a distribution of $30.0 million to restaurant owners related to the sale of Maidstone Bakeries. We also made tax payments, including approximately $45.0 million related to the sale of our joint-venture interest in Maidstone Bakeries that were remitted in early fiscal 2011. This was partially offset by the recognition in fiscal 2012 of accruals of $12.4 million related to the Corporate reorganization, the majority of which we expect will be paid in the first quarter of fiscal 2013.

Investing Activities. Net cash used in investing activities was $242.2 million in fiscal 2012 compared to $152.7 million in fiscal 2011, representing an increase of $89.5 million. The increase year-over-year was due to an increase in capital expenditures of $54.5 million, relating primarily to the Expanded Menu Board Program and new restaurants, and proceeds received from the sale of restricted investments of $38.0 million in fiscal 2011 with no comparable proceeds in fiscal 2012.

Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures is as follows:

	Fiscal Years
	2012	2011	2010
	($ in millions)
Capital expenditures(1)
New restaurants	$113.0	$84.3	$67.0
Existing restaurants(2)	51.4	50.0	38.9
Distribution facilities(3)	1.1	24.4	10.3
Ad Fund(4)	49.0	4.4	—
Other capital needs(5)	21.3	18.2	16.7

Total capital expenditures	$235.8	$181.3	$132.9

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.
(2)	Related primarily to renovations and restaurant replacements.
(3)	Related to replacement and expansion projects at our distribution facilities.
(4)	Related to the Expanded Menu Board Program which is being funded by the Ad Fund.
(5)	Related to other capital purchases required for ongoing business needs.

Capital expenditures for new restaurants by operating segment were as follows:

	Fiscal Years
	2012	2011	2010
	($ in millions)
Canada	$62.5	$53.6	$45.9
U.S.	50.5	30.7	21.1

Total	$113.0	$84.3	$67.0

Financing Activities. Financing activities used cash of $322.4 million in fiscal 2012 compared to $687.8 million in fiscal 2011. We purchased and cancelled $225.2 million of common shares and paid dividends of $130.5 million in fiscal 2012 compared to $572.5 million and $110.2 million, respectively, in fiscal 2011. Our decreased spending for financing activities is a direct result of fewer share repurchases in fiscal 2012, because additional funds were available in fiscal 2011 from the net proceeds received from the sale of our 50% joint-venture interest in Maidstone Bakeries for use in the 2011 share repurchase program. The 2011 share repurchase program authorized repurchases for up to $445.0 million, whereas our 2012 Program authorized share repurchases for up to $200.0 million. In addition, the Ad Fund has drawn $46.5 million on its revolving credit facility in fiscal 2012, of which the cumulative drawings of $56.5 million were converted to the 7-year Term Loan in December 2012.

Contractual Obligations

Our significant contractual obligations and commitments as at December 30, 2012 are shown in the following table. Purchase obligations primarily include commitments for purchases for certain food ingredients and advertising expenditures.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total	Liability recorded on Balance Sheet	Future Commitment not Recorded on Balance Sheet
			($ in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities	$32,917	$63,620	$361,300	$143,913	$601,750	$418,208	$183,542
Capital leases	19,690	36,967	30,149	126,999	213,805	113,217	100,588
Operating leases	92,368	175,994	141,106	547,381	956,849	0	956,849
Purchase obligations	427,780	21,565	8,241	853	458,439	0	458,439

Total contractual obligations	$572,755	$298,146	$540,796	$819,146	$2,230,843	$531,425	$1,699,418

The above table does not reflect uncertain tax position liabilities of $33.8 million (including related interest) as the Company is unable to make a reasonable and reliable estimate of when possible cash settlements with a taxing authority would occur (see Note 8 to the Consolidated Financial Statements).

We purchase certain products, in the normal course of business, the prices of which are affected by commodity prices, such as green coffee, sugar, edible oil and wheat. Some of these purchase commitments are made on behalf of third-party suppliers, including Maidstone Bakeries. (See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as at December 30, 2012 and January 1, 2012 as that term is described by the SEC.

Financial Definitions

Sales

Primarily includes sales of products, supplies and restaurant equipment (except for initial equipment packages sold to restaurant owners as part of the establishment of their restaurant’s business—see “Franchise Fees”) that are shipped directly from our warehouses or by third-party distributors to the restaurants or retailers for which we manage the supply chain logistics, which we include in distribution sales. Sales also include sales from Company-operated restaurants, sales from consolidated Non-owned restaurants and sales from our previously held Maidstone Bakeries joint-venture, which was consolidated prior to the sale of our interest in 2010. The consolidation of Non-owned restaurants essentially replaces our rents and royalties with restaurant sales, which are included in VIEs’ sales.

Rents and Royalties

Includes royalties and rental revenues earned, net of relief, and certain advertising levies associated with our Ad Fund relating primarily to the Expanded Menu Board Program. Royalties typically range from 3.0% to 4.5% of gross franchised restaurant sales. Rental revenues consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10% of gross franchised sales.

Franchise Fees

Includes license fees and equipment packages, at initiation of a restaurant and in connection with the renewal or renovation, and revenues related to master license agreements.

Cost of Sales

Includes costs associated with our distribution business consisting of cost of goods, direct labour and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper and labour costs for Company-operated restaurants and consolidated Non-owned restaurants, and cost of sales from our previously held Maidstone Bakeries joint-venture, which we consolidated prior to the sale of our interest in 2010.

Operating Expenses

Includes rent expense related to properties leased to restaurant owners and other property-related costs, including depreciation. Also included are certain operating expenses related to our distribution business such as order entry system connectivity costs and utilities and product development costs.

Franchise Fee Costs

Includes the cost of equipment sold to restaurant owners at the commencement or in connection with the renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening, and/or the introduction of our Cold Stone Creamery co-branding offering into existing locations. Also includes support costs related to project-related and/or operational initiatives.

General and Administrative Expenses

Includes costs that cannot be directly related to generating revenue, including expenses associated with our corporate and administrative functions, depreciation of head office buildings and office equipment, and the majority of our information technology systems.

Equity Income

Includes income from equity investments in partnerships and joint ventures and other minority investments over which we exercise significant influence. Equity income from these investments is considered to be an integrated part of our business operations, and is therefore included in operating income.

Corporate Reorganization Expenses

Includes termination costs and professional fees related to the implementation of our new Corporate Centre and Business Unit organizational structure, as well as CEO transition costs.

Asset Impairment and Closure Costs

Represents non-cash charges relating to the impairment of long-lived assets, and costs related to certain restaurant closures resulting from strategic reviews, including any reversals of previously recognized charges deemed no longer required.

Other Income and Expense

Includes expenses (income) that are not directly derived from our primary businesses, such as foreign currency adjustments, gains and losses on asset sales, and other asset write-offs.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the consolidation of Non-owned restaurants pursuant to applicable accounting rules, and previously included the consolidation of our interest in Maidstone Bakeries prior to its disposition in 2010.

Comprehensive Income

Represents the change in our net assets during the reporting period from transactions and other events and circumstances from non-owner sources, such as foreign currency translation adjustments and the net impact of cash flow hedges.

The Application of Critical Accounting Policies

We describe our significant accounting policies in Note 1 of our Consolidated Financial Statements. Included in our significant accounting policies are certain policies that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions. We evaluate and update our assumptions and estimates on an ongoing basis based on new events occurring, additional information being obtained or more experience being acquired.

Please see Note 1 of the Consolidated Financial Statements for a description of the new accounting standards adopted in fiscal 2012. The adoption of new accounting standards did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Described below are critical accounting policies which involve a higher degree of judgment and/or complexity, and which should be read in conjunction with our Consolidated Financial Statements and the Notes thereto for a full understanding of our financial position and results of operations.

Income Taxes

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

Property and Equipment

We carry our property and equipment at cost, and estimate useful lives based on historical data, industry trends, and legal or contractual lives. Useful lives are also influenced by management estimates, and changes in the estimated planned use or legal or contractual lives may result in accelerated depreciation and amortization expense or write-offs in future periods. We monitor our capitalization and amortization policies on an ongoing basis to ensure they remain appropriate.

Impairment of Long-lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever an event or circumstance occurs that indicates impairment may exist (“triggering event”). Our long-lived assets consist primarily of restaurant-related long-lived assets. Restaurant-related long-lived assets are grouped into operating markets for impairment testing purposes, as this is the lowest identifiable level of independent cash flows. Determining whether a triggering event has occurred is subjective, and we consider factors such as: prolonged negative same-store sales growth in the operating market (which is a key operating metric); prolonged negative cash flows in the operating market; or a higher-than-normal amount of restaurant closures in any one market. We also consider the maturity of the affected market (i.e., whether the affected market is developed or developing, and the type of market investment, such as strategic investments). In developed markets, one of the key indicators for the overall health of an operating market is same-store sales growth. In developing markets, we assess a number of factors, including systemwide sales growth, which includes both new restaurants and same-store sales growth, the stage of growth of the operating market, the average unit sales volume trends, overall long-term performance expectations, as well as higher-than-normal restaurant closures in a market.

If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. A key assumption within our undiscounted cash flow analysis is estimated same-store sales growth. Expected future cash flows also are affected by various external factors, such as local economic factors, demographics, and consumer behavior. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. The fair value of the long-lived assets is estimated using primarily third-party appraisals or the discounted cash flows, as appropriate. If our estimates or underlying assumptions of the future expected cash flows change, we may be required to record an impairment in the future.

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

Stock-based Compensation

We have a number of equity-based compensation awards issued to certain employees, including restricted stock units (“RSUs”), and stock options with tandem stock appreciation rights (“SARs”), and deferred stock units (“DSUs”), issued to our directors under our Non-Employee Director Deferred Stock Unit Plan. Of these, determining the fair value of stock options with tandem SARs and the related stock-based compensation expense is subject to significant judgment and estimates.

We use the Black-Scholes-Merton option pricing model to value outstanding stock options, which requires the use of subjective assumptions, such as: the estimated length of time employees will retain their stock options before exercising them (the “expected term”), which is based on historical experience; and the expected volatility of our common share price over the expected term, which is estimated using the Company’s historical share price volatility for a period similar to the expected term. Stock options are generally granted with tandem SARs, although SARs may also be granted alone. A SAR related to an option terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs allow the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment, in each case of a value equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized in the Consolidated Statement of Operations.

Impact of Accounting Pronouncements Not Yet Implemented

In July 2012, the Securities and Exchange Commission published its final Staff Report on the potential incorporation of International Financial Reporting Standards (“IFRS”), a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”), into the U.S. financial reporting system. This Staff Report did not include a recommendation on whether, how, or when IFRS should be incorporated. We continue to monitor the impact of the adoption of FASB-IASB joint projects would have on our Consolidated Financial Statements, accompanying notes and disclosures, and we will continue to monitor the development of the potential implementation of IFRS.

Further, although Canadian securities laws generally require Canadian reporting issuers to apply IFRS beginning in fiscal 2011, National Instrument 52-107—Acceptable Accounting Principles and Auditing Standards permits issuers like us that have a class of securities registered under section 12 of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or are required to file reports under section 15(d) of the Exchange Act and which are not registered or required to be registered as an investment company under the U.S. Investment Company Act of 1940, as amended, to elect to prepare financial statements that are filed with or delivered to a securities regulatory authority or regulator (other than acquisition statements) in accordance with U.S. GAAP.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks associated with foreign exchange rates, commodity prices, interest rates and inflation. In accordance with our policies, we manage our exposure to these various market-based risks.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. Our primary foreign exchange exposure is attributed to U.S. dollar purchases and payments made by Canadian operations. Net cash flows between the Canadian and U.S. dollar currencies were approximately $299.0 million for fiscal 2012. We are also exposed to foreign exchange fluctuations on the translation of our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the exchange rate fluctuation does impact our U.S. segment operating results and can affect the comparability quarter-over-quarter and year-over-year. We are also exposed to foreign exchange fluctuations on the revaluation of foreign currency assets and liabilities held by the Canadian dollar functional currency entities. The gains and losses associated with the revaluation of the foreign currency assets and liabilities are included in Other income and expense.

The Company uses foreign exchange derivative products to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by the Canadian operations. Forward currency contracts associated with managing this risk, to sell Canadian dollars and buy US$193.2 million and US$197.8 million, were outstanding as at December 30, 2012 and January 1, 2012, respectively. The fair value unrealized loss on these forward contracts was $2.0 million as at December 30, 2012, compared to an unrealized gain $4.8 million as at January 1, 2012. We do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding speculating in foreign currency. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. As a result, our maximum potential loss may exceed the amount recognized on the balance sheet. In order to minimize counterparty credit risk, the Company uses multiple investment grade financial institutions and limits the notional amount available for each counterparty. We have reviewed the counterparty risk related to these derivative positions and do not believe there is significant risk with respect to these instruments.

At the current level of annual operating income generated from the U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by 10% for the entire year, the annual impact on our net income and annual cash flows would not be material.

Commodity Risk

We purchase certain products such as coffee, wheat, edible oils and sugar and other prepared products, the prices of which are affected by commodity prices in the normal course of business. Therefore, we are exposed to some price volatility related to weather and, more importantly, various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally, these techniques include setting fixed prices for periods of up to one year with suppliers, setting in advance the price for products to be delivered in the future, and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a 6-month period depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices at the same time.

We do not make use of financial instruments to hedge commodity prices, partly because of our other contract pricing techniques outlined above. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions at such time. Generally, increases and decreases in commodity costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to the respective acceptance by restaurant owners and customers. These cost and pricing changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. See Item 1A. Risk Factors—Increases in the cost of commodities or decreases in the availability of commodities could have an adverse impact on our restaurant owners and on our business and financial results.

Interest Rate Risk

In fiscal 2010, we issued $300.0 million of Senior Notes, which were offered on a private placement basis in Canada with a term of 7 years. Net proceeds from the Senior Notes were primarily used to prepay $300.0 million of our existing Term Debt, prior to maturity. The Senior Notes bear a fixed coupon interest rate of 4.20%, and an effective rate of 4.45% (resulting from the settlement of interest rate forwards used to hedge the interest rate prior to the issuance of the first portion of the Senior Notes, the premium recorded on the subsequent issue of Senior Notes, and the deferred financing fees associated with the issuances).

In December 2012, the Ad Fund entered into a $56.5 million 7-year Term Loan bearing interest of Banker’s Acceptance Fee plus an applicable margin related to the Expanded Menu Board Program. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on the Term Loan.

As our cash is invested in short-term variable rate instruments, we are now exposed on a net basis to interest rate movements on a net asset position when historically we have been exposed on a net liability position. If interest rates change by 100 basis points, the impact on our annual net income would not be material.

We have a $250.0 million Revolving Bank Facility that was undrawn at the end of fiscal 2012, other than to support standby letters of credit. The Ad Fund has a $39.3 million credit facility that was undrawn at the end of fiscal 2012 to support the Expanded Menu Board Program. If we were to borrow on these facilities in the future, we may be exposed to interest rate risk on a net liability position at that time.

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

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(in thousands of Canadian dollars, except per share data)

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenues
Sales (note 24)	$2,225,659	$2,012,170	$1,755,244
Franchise revenues
Rents and royalties	780,992	733,217	687,039
Franchise fees	113,853	107,579	94,212

	894,845	840,796	781,251

Total revenues	3,120,504	2,852,966	2,536,495

Costs and expenses
Cost of sales (note 24)	1,959,416	1,774,107	1,527,405
Operating expenses	287,652	259,098	246,335
Franchise fee costs	116,644	104,884	91,743
General and administrative expenses	158,476	161,444	147,300
Equity income (note 13)	(14,693)	(14,354)	(14,649)
Corporate reorganization expenses (note 2)	18,874	0	0
Asset impairment and closure costs, net (note 3)	(372)	372	28,298
Other income, net	(18)	(2,060)	(1,100)

Total costs and expenses, net	2,525,979	2,283,491	2,025,332

Gain on sale of interest in Maidstone Bakeries (note 4)	0	0	361,075

Operating income	594,525	569,475	872,238
Interest expense	(33,709)	(30,000)	(26,642)
Interest income	3,296	4,127	2,462

Income before income taxes	564,112	543,602	848,058
Income taxes (note 8)	156,346	157,854	200,940

Net income	407,766	385,748	647,118

Net income attributable to noncontrolling interests (note 23)	4,881	2,936	23,159

Net income attributable to Tim Hortons Inc.	$402,885	$382,812	$623,959

Basic earnings per common share attributable to Tim Hortons Inc. (note 5)	$2.60	$2.36	$3.59

Diluted earnings per common share attributable to Tim Hortons Inc. (note 5)	$2.59	$2.35	$3.58

Weighted average number of common shares outstanding – Basic (in thousands) (note 5)	155,160	162,145	174,035

Weighted average number of common shares outstanding – Diluted (in thousands) (note 5)	155,676	162,597	174,215

Dividends per common share	$0.84	$0.68	$0.52

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income

(in thousands of Canadian dollars)

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net income	$407,766	$385,748	$647,118

Other comprehensive (loss) income
Translation adjustments (loss) gain	(7,268)	9,634	(22,073)
Unrealized (losses) gains from cash flow hedges (note 17)
(Loss) gain from change in fair value of derivatives	(5,009)	3,243	(11,608)
Amount of net loss reclassified to earnings during the year	24	4,840	10,325
Tax recovery (expense) on other comprehensive (loss) gain (note 17)	1,442	(2,345)	(172)

Other comprehensive (loss) income	(10,811)	15,372	(23,528)

Comprehensive income	$396,955	$401,120	$623,590
Comprehensive income attributable to noncontrolling interests	4,881	2,936	23,159

Comprehensive income attributable to Tim Hortons Inc.	$392,074	$398,184	$600,431

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands of Canadian dollars, except share and per share data)

	As at
	December 30, 2012	January 1, 2012
Assets
Current assets
Cash and cash equivalents	$120,139	$126,497
Restricted cash and cash equivalents	150,574	130,613
Accounts receivable, net (note 6)	171,605	173,667
Notes receivable, net (note 7)	7,531	10,144
Deferred income taxes (note 8)	7,142	5,281
Inventories and other, net (note 9)	107,000	136,999
Advertising fund restricted assets (note 23)	45,337	37,765

Total current assets	609,328	620,966
Property and equipment, net (note 10)	1,553,308	1,463,765
Intangible assets, net (note 11)	3,674	4,544
Notes receivable, net (note 7)	1,246	3,157
Deferred income taxes (note 8)	10,559	12,197
Equity investments (note 13)	41,268	43,014
Other assets (note 12)	64,796	56,307

Total assets	$2,284,179	$2,203,950

Liabilities and Equity
Current liabilities
Accounts payable (note 14)	$169,762	$177,918
Accrued liabilities
Salaries and wages	21,477	23,531
Taxes	8,391	26,465
Other (note 14)	197,871	179,315
Deferred income taxes (note 8)	197	0
Advertising fund liabilities (note 23)	44,893	59,420
Current portion of long-term obligations	20,781	10,001

Total current liabilities	463,372	476,650

Long-term obligations
Long-term debt (note 15)	359,471	352,426
Long-term debt - Advertising fund (note 15)	46,849	0
Capital leases (note 18)	104,383	94,863
Deferred income taxes (note 8)	10,399	4,608
Other long-term liabilities (note 14)	109,614	120,970

Total long-term obligations	630,716	572,867

Commitments and contingencies (note 19)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share). Authorized: unlimited shares. Issued: 153,404,839 and 157,814,980, respectively (note 20)	435,033	447,558
Common shares held in Trust, at cost: 316,923 and 277,189 shares, respectively (note 20)	(13,356)	(10,136)
Contributed surplus	10,970	6,375
Retained earnings	893,619	836,968
Accumulated other comprehensive loss	(139,028)	(128,217)

Total equity of Tim Hortons Inc.	1,187,238	1,152,548
Noncontrolling interests (note 23)	2,853	1,885

Total equity	1,190,091	1,154,433

Total liabilities and equity	$2,284,179	$2,203,950

See accompanying Notes to the Consolidated Financial Statements.

Approved on behalf of the Board:

By:	/S/ PAUL D. HOUSE	By:	/S/ MICHAEL J. ENDRES
	Paul D. House, Executive Chairman		Michael J. Endres, Director

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands of Canadian dollars)

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows provided from (used in) operating activities
Net income	$407,766	$385,748	$647,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	132,167	115,869	118,385
Asset impairment (note 3)	0	1,850	18,352
Stock-based compensation expense (note 21)	11,862	17,323	14,263
Deferred income taxes	5,065	(5,433)	1,285
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(20,182)	(63,264)	(6,920)
Accounts receivable	(1,346)	2,099	(10,923)
Inventories and other	33,415	(32,057)	(29,275)
Accounts payable and accrued liabilities	6,692	349	104,829
Taxes	(18,065)	(39,197)	40,715
Gain on sale of interest in Maidstone Bakeries (note 4)	0	0	(361,075)
Other	1,913	8,180	(11,210)

Net cash provided from operating activities	559,287	391,467	525,544

Cash flows (used in) provided from investing activities
Capital expenditures	(186,777)	(176,890)	(132,912)
Capital expenditures – Advertising fund (note 23)	(49,031)	(4,377)	0
Purchase of restricted investments	0	0	(37,832)
Proceeds from sale of restricted investments	0	38,000	20,240
Proceeds from sale of interest in Maidstone Bakeries (note 4)	0	0	475,000
Cash and cash equivalents of Maidstone Bakeries divested	0	0	(30,411)
Other investing activities	(6,400)	(9,460)	1,934

Net cash (used in) provided from investing activities	(242,208)	(152,727)	296,019

Cash flows (used in) provided from financing activities
Repurchase of common shares (note 20)	(225,200)	(572,452)	(242,595)
Dividend payments to common shareholders	(130,509)	(110,187)	(90,304)
Distributions, net to noncontrolling interests	(3,913)	(6,692)	(22,524)
Net proceeds from debt (note 15)	51,850	3,699	300,823
Principal payments on long-term debt obligations	(7,710)	(8,586)	(307,023)
Other financing activities	(6,885)	6,398	(4,005)

Net cash (used in) financing activities	(322,367)	(687,820)	(365,628)

Effect of exchange rate changes on cash	(1,070)	1,223	(3,234)

(Decrease) increase in cash and cash equivalents	(6,358)	(447,857)	452,701
Cash and cash equivalents at beginning of year	126,497	574,354	121,653

Cash and cash equivalents at end of year	$120,139	$126,497	$574,354

Supplemental disclosures of cash flow information:
Interest paid	$31,447	$29,807	$24,368
Income taxes paid	$175,877	$207,140	$158,646
Non-cash investing and financing activities:
Capital lease obligations incurred	$26,095	$27,789	$29,233

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust		Contributed Surplus $	Retained Earnings $	Translation Adjustment $	Cash Flow Hedges $	Total AOCI(1) $	Total Equity THI $	NCI(2) $	Total Equity $
	Number	$	Number	$
Balance as at January 3, 2010	177,319	$502,872	(279)	$(9,437)	$0	$796,235	$(115,731)	$(4,330)	$(120,061)	$1,169,609	$86,077	$1,255,686
Repurchase of common shares(3)(4)	(6,655)	(18,822)	(91)	(3,252)	0	(223,773)	0	0	0	(245,847)	0	(245,847)
Disbursed or sold from the Trust(4)	0	0	92	3,147	0	0	0	0	0	3,147	0	3,147
Stock based compensation	0	0	0	0	0	(235)	0	0	0	(235)	0	(235)
Sale of interest in Maidstone Bakeries	0	0	0	0	0	0	0	0	0	0	(81,071)	(81,071)
Other comprehensive loss	0	0	0	0	0	0	(22,073)	(1,455)	(23,528)	(23,528)	0	(23,528)
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	0	23,159	23,159
Net income attributable to THI	0	0	0	0	0	623,959	0	0	0	623,959	0	623,959
Dividends and distributions, net	0	0	0	0	0	(90,304)	0	0	0	(90,304)	(22,524)	(112,828)

Balance as at January 2, 2011	170,664	$484,050	(278)	$(9,542)	$0	$1,105,882	$(137,804)	$(5,785)	$(143,589)	$1,436,801	$5,641	$1,442,442
Repurchase of common shares(3)	(12,849)	(36,492)	(61)	(2,797)	0	(535,960)	0	0	0	(575,249)	0	(575,249)
Disbursed or sold from the Trust(4)	0	0	62	2,203	0	0	0	0	0	2,203	0	2,203
Stock based compensation	0	0	0	0	6,375	(5,579)	0	0	0	796	0	796
Other comprehensive income	0	0	0	0	0	0	9,634	5,738	15,372	15,372	0	15,372
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	0	2,936	2,936
Net income attributable to THI	0	0	0	0	0	382,812	0	0	0	382,812	0	382,812
Dividends and distributions, net	0	0	0	0	0	(110,187)	0	0	0	(110,187)	(6,692)	(116,879)

Balance as at January 1, 2012	157,815	$447,558	(277)	$(10,136)	$6,375	$836,968	$(128,170)	$(47)	$(128,217)	$1,152,548	$1,885	$1,154,433
Repurchase of common shares(3)(4)	(4,410)	(12,525)	(112)	(6,154)	0	(212,675)	0	0	0	(231,354)	0	(231,354)
Disbursed or sold from the Trust(4)	0	0	72	2,934	0	0	0	0	0	2,934	0	2,934
Stock based compensation	0	0	0	0	4,595	(2,143)	0	0	0	2,452	0	2,452
Other comprehensive loss	0	0	0	0	0	0	(7,268)	(3,543)	(10,811)	(10,811)	0	(10,811)
NCI transactions	0	0	0	0	0	(907)	0	0	0	(907)	907	0
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	0	4,881	4,881
Net income attributable to THI	0	0	0	0	0	402,885	0	0	0	402,885	0	402,885
Dividends and distributions, net	0	0	0	0	0	(130,509)	0	0	0	(130,509)	(4,820)	(135,329)

Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$(139,028)	$1,187,238	$2,853	$1,190,091

(1)	Accumulated other comprehensive income.
(2)	Noncontrolling interests.
(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.
(4)	See note 20.

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(in thousands of Canadian dollars, except share and per share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act. References herein to “Tim Hortons,” or the “Company” refer to Tim Hortons Inc. and its subsidiaries. The Company’s principal business is the development and franchising of quick service restaurants primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos and espresso shots, fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other food products. As the franchisor, we collect royalty revenue from franchised restaurant sales. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of our system restaurants with coffee and other beverages, non-perishable food, supplies, packaging and equipment.

The following table outlines the Company’s systemwide restaurant counts and activity:

	2012	2011	2010
Systemwide Restaurant Count
Franchised restaurants in operation—beginning of period	3,996	3,730	3,560
Restaurants opened	271	294	244
Restaurants closed	(26)	(29)	(72)
Net transfers within the franchised system	1	1	(2)

Franchised restaurants in operation—end of period	4,242	3,996	3,730
Company-operated restaurants	22	18	20

Total systemwide restaurants—end of period(1)	4,264	4,014	3,750

% of restaurants franchised—end of period	99.5%	99.6%	99.5%

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above systemwide restaurant count table are 245 primarily licensed locations in the Republic of Ireland and the United Kingdom as at December 30, 2012 (2011: 261; 2010: 275).

Fiscal year

Each of the fiscal years presented consists of 52 weeks and ends on the Sunday nearest to December 31.

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The functional currency of Tim Hortons Inc. is the Canadian dollar, as the majority of the Company’s cash flows are in Canadian dollars. The functional currency of each of the Company’s subsidiaries is typically the primary currency in which each subsidiary operates, which is primarily the Canadian dollar or U.S. dollar. The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar.

The Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain entities which the Company consolidates as variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated into the Company’s business operations.

Use of estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to, the following: income taxes; valuations used when assessing potential impairment of long-lived assets and/or restaurant closure costs; the estimation of the useful lives of long-lived assets; whether an entity is a VIE and whether the Company is the primary beneficiary of that VIE and other related estimates; the fair value of stock-based compensation and the related stock-based compensation expense; and reserve contingencies for litigation and various other commitments, contingencies and accruals. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions, and estimates may vary depending on the assumptions used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.

Earnings per share

Basic earnings per common share attributable to Tim Hortons Inc. are computed by dividing Net income attributable to Tim Hortons Inc. in the Consolidated Statement of Operations by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed issuances of outstanding restricted stock units (“RSUs”) and stock options with tandem stock appreciation rights (“SARs”), that take into account: (i) the amount, if any, the employee must pay upon exercise; (ii) the amount of compensation cost attributed to future services and not yet recognized; and (iii) the amount of tax benefits (both current and deferred), if any, that would be credited to contributed surplus assuming exercise of the options, net of shares assumed to be repurchased from the assumed proceeds, when dilutive.

Revenue recognition

The timing of revenue recognition for Sales (distribution, Company-operated restaurants and consolidated Non-owned restaurants) and Franchise revenues (i.e., rents, royalties and franchise fees) does not involve significant estimates and assumptions.

Sales

The Company operates warehouses in Canada to distribute coffee, shelf-stable and other dry goods, and refrigerated and frozen products to its extensive restaurant system. Revenues from distribution sales are

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

recognized upon delivery. Revenues from Company-operated restaurants and consolidated Non-owned restaurants consolidated pursuant to applicable accounting rules (“consolidated Non-owned restaurants”) are recognized upon tender of payment at the time of sale.

Franchise revenues

Rental revenue, excluding contingent property and equipment rent, is recognized on a straight-line basis. Contingent rent, and royalties based on a percentage of monthly sales, are recognized as revenue on an accrual basis in the month earned. Restaurant owners may receive assistance through lower rents and royalties and reductions in, or assistance with, certain other operating costs (“relief”). Relief is recognized as a reduction to the Company’s rents and royalties revenues. Franchise fees are collected at the time of sale or extension of franchise rights. Franchise fees and equipment sales are generally recognized as revenue when each restaurant commences operations and collectability is reasonably assured.

The advertising levies paid by restaurant owners to the Company’s advertising funds, other than those from Company-operated restaurants and Non-owned consolidated restaurants, are generally netted in the Consolidated Statement of Operations because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions (see note 23). Certain advertising levies to pay for specific long-lived assets that the advertising fund has acquired are accrued in the month earned, on a gross basis, as these transactions do not qualify for net accounting treatment under an agency relationship.

Tim Cards

Proceeds from the initial sale or reloading of the Company’s Tim Card® quick-pay cash card program (“Tim Card”) balances are recognized as Restricted cash and cash equivalents in the Consolidated Balance Sheet along with a corresponding obligation. A Tim Card entitles the holder to use the value for purchasing products and the amounts generally are not redeemable for cash. When a guest uses a Tim Card to purchase products at a Company-operated restaurant or consolidated Non-owned restaurant, the Company recognizes the revenue from the sale of the product and relieves the obligation. When a customer uses a Tim Card at a franchised restaurant, the Company remits the cash to the restaurant owner from Restricted cash and cash equivalents and relieves the obligation.

While the Company will honour all valid Tim Cards presented for payment, the Company may, based on an historical review after the program has been in place for some time, determine the likelihood of redemption to be remote for certain card balances (“breakage”) due to, among other factors, long periods of inactivity or historical redemption patterns. In these circumstances, to the extent management determines that there is no requirement for remitting funds to government agencies under unclaimed property laws, any such funds may be remitted to the Company’s advertising and promotion funds. No such amounts for breakage have been recognized for Tim Cards since inception, as we continue to assess historical redemption patterns.

Advertising costs

Advertising costs are expensed as incurred, with the exception of media development costs which are expensed in the month that the advertisement is first communicated.

Advertising costs, related to Company-operated restaurants and Non-owned consolidated restaurants, consisting of contributions made to the Company’s advertising funds, are recognized in Cost of sales in the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Consolidated Statement of Operations. Contributions made to the advertising funds by the Company to fund additional advertising programs are included in General and administrative expenses in the Consolidated Statement of Operations. Contributions to the advertising funds are expensed when incurred.

Stock-based compensation

The Company’s 2006 Stock Incentive Plan (“2006 Plan”) and the 2012 Stock Incentive Plan (“2012 Plan”) are omnibus plans, designed to allow for a broad range of equity-based compensation awards in the form of RSUs, stock options, SARs, dividend equivalent rights (“DERs”), performance awards and share awards. The 2012 Plan was approved by shareholders at the annual and special meeting of shareholders held on May 10, 2012. The 2012 Plan was adopted as a result of the substantial completion of the 2006 Plan, under which no new awards will be granted. Outstanding awards granted under the 2006 Plan will continue to be settled using shares registered under the 2006 Plan.

The Company has provided compensation to certain employees under the 2006 Plan and, subsequent to May 10, 2012, the 2012 Plan, in the form of RSUs and stock options with tandem SARs. In addition, the Company has issued deferred stock units (“DSUs”) to its directors under the Company’s Non-Employee Director Deferred Stock Unit Plan (see note 21).

Restricted stock units

RSUs are measured at fair value based on the closing price of the Company’s common shares on the Toronto Stock Exchange (“TSX”) on the first business day preceding the grant date. RSUs are expensed on a straight-line basis over the vesting period, which is a maximum 30-month period, except for grants to retirement-eligible employees, which, unless the grant of the RSU is subject to a performance condition, are expensed immediately. These expenses are primarily recognized in General and administrative expenses in the Consolidated Statement of Operations, consistent with the classification of the related employee compensation expense.

In addition, the Company grants performance-conditioned RSUs to certain of its employees. The performance component is based on prior-year performance and is used to determine the amount of units granted. Performance-conditioned RSUs are expensed on a straight-line basis beginning when the performance measures are set and extends over the performance period (prior to grant) and the vesting period (after the grant), based on management’s determination that the achievement of the performance condition associated with the grant is probable. Both RSUs and performance-conditioned RSUs have accompanying DERs,that accumulate only subsequent to the grant (i.e., not during the performance period).

RSUs are settled by the Company with the participant, after provision (on the account of the participant) for the payment of the participant’s minimum statutory withholding tax requirements, primarily by way of disbursement of common shares from the TDL RSU Employee Benefit Plan Trust (“Trust”) or by an open market purchase by an agent of the Company on behalf of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities law and regulatory requirements and other factors are also considered. Since RSUs are settled with common shares, they are accounted for as equity-settled.

Deferred stock units

DSUs are granted in relation to the equity portion of the Board retainers paid as compensation for services provided by non-employee members of the Company’s Board of Directors, who may also elect to receive the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

remainder of their Board and Committee compensation in the form of DSUs. DSUs are expensed on the date of grant since they vest immediately, although they are not payable until a director’s separation from service. DSUs are notional units which track the value of the Company’s common shares. These units are settled in cash based on the value of the Company’s common shares on the TSX on the date of the director’s separation of service from the Company. As a cash-settled award, the related liability is revalued to fair value at the end of each reporting period, and recognized in General and administrative expenses in the Consolidated Statement of Operations. DSUs have accompanying DERs, which are also expensed as earned and recognized in General and administrative expenses in the Consolidated Statement of Operations.

Stock options

The Company uses the Black-Scholes-Merton option pricing model to value outstanding options, which requires the use of subjective assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (the “expected term”), the expected volatility of the Company’s common share price over the expected term, the risk-free interest rate, the dividend yield and the forfeiture rate. The awards are issued with tandem SARs (see below) and are accounted for using the liability method. This results in a revaluation of the liability to fair value at the end of each reporting period which is recognized in General and administrative expenses in the Consolidated Statement of Operations. The fair value of the options is expensed over the vesting period, except for grants to retirement-eligible employees which are expensed immediately.

Stock appreciation rights

SARs may be granted alone or in conjunction with a stock option. A SAR related to an option terminates upon the expiration, forfeiture or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Conversely, an option related to a SAR terminates upon the expiration, forfeiture or exercise of the related SAR, and is exercisable only to the extent that the related SAR is exercisable. Stock options with tandem SARs enable the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment, in each case, of an amount equal to the difference between the market price of the common share on the exercise date and the exercise price of the stock option.

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

When considered necessary, the Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. To determine the valuation allowance, the Company must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

into account existing facts and circumstances. When the Company determines that the net amount of deferred tax assets could be realized in greater or lesser amounts than recognized, the asset balance and income tax expense reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the valuation allowance, future events could result in adjustments to this valuation allowance.

A tax benefit from an uncertain tax position may be recognized in the Consolidated Financial Statements only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Changes in judgment that result in subsequent recognition, de-recognition or a change in measurement of a tax position taken in a prior period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. The Company records interest and potential penalties related to unrecognized tax benefits in Income taxes in the Consolidated Statement of Operations. The Company classifies a liability associated with an unrecognized tax benefit as a long-term liability, except for liabilities that are expected to be settled within the next 12 months.

The determination of income tax expense takes into consideration amounts that may be needed to cover exposure for open tax years. The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect management’s current estimate of the expected outcomes. Unrecognized tax benefits are adjusted, as well as the related interest and penalties, in light of subsequent changes in facts and circumstances. Settlement of any particular uncertain tax position may require the use of cash. In addition, the resolution of a matter may result in an adjustment to the provision for income taxes which may impact the effective tax rate in the period of resolution.

Foreign currency translation

The functional currency of the Company’s U.S. operating subsidiaries is the U.S. dollar. For such entities, the assets and liabilities are translated at the year-end Canadian dollar exchange rates, and the revenues and expenses are translated at average Canadian dollar exchange rates for the period. Translation adjustments resulting from rate differences between the average rate and year-end rate are recognized as a component of Equity in Other comprehensive (loss) income in the Consolidated Statement of Comprehensive Income.

Assets and liabilities denominated in a currency other than the functional currency of a subsidiary are translated at the period-end exchange rate and any currency adjustment is recognized in Other income, net in the Consolidated Statement of Operations.

Cash and cash equivalents

The Company considers short-term investments, which are highly liquid and have original maturities of 3 months or less, as cash equivalents. The Company limits the counterparty risk associated with its cash and cash equivalents by utilizing a number of different financial institutions and limiting the total amount of cash and cash equivalents held at any individual financial institution. The Company continually monitors the credit ratings of its counterparties and adjusts its positions, if appropriate. The majority of the cash and cash equivalents as at December 30, 2012 and January 1, 2012 was held at Canadian financial institutions.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Restricted cash and cash equivalents and Restricted investments

Amounts presented as Restricted cash and cash equivalents in the Company’s Consolidated Balance Sheet represent the net amount of cash loaded onto Tim Cards by guests, less redemptions. The balances are restricted, as per agreement with restaurant owners, and can only be used for the settlement of obligations under the Tim Card program and for other limited purposes. Since the inception of the Tim Card program, interest earned on Restricted cash and cash equivalents has been contributed to the Company’s advertising funds to help offset costs associated with this program. Obligations under the Tim Card program are included in Accrued liabilities, Other in the Consolidated Balance Sheet.

Changes in Restricted cash and cash equivalents and obligations under the Tim Card program are reflected in operating activities in the Consolidated Statement of Cash Flows. Purchases of, and proceeds upon, the maturity of Restricted investments are included in investment activities in the Consolidated Statement of Cash Flows.

Notes receivable, net

The Company has outstanding Franchise Incentive Program (“FIP”) arrangements with certain U.S. restaurant owners which generally provided interest-free financing (“FIP Note”) for the purchase of certain restaurant equipment, furniture, trade fixtures and signage. The Company does not currently intend to enter into any new FIP arrangements.

Notes receivable arise primarily from the financing of FIP Notes and, to a lesser extent, from notes receivable on various equipment and other financing programs. In many cases, the Company will choose to hold a FIP Note beyond the prescribed period to help a restaurant owner achieve certain profitability targets or to accommodate a restaurant owner seeking to obtain third-party financing. If the restaurant owner does not repay the FIP Note, the Company is able to take back ownership of the restaurant and equipment based on the underlying franchise agreement, which collateralizes the FIP Note and, therefore, minimizes the credit risk to the Company.

The need for an allowance for uncollectible amounts is reviewed on a specific restaurant owner basis using information available to the Company, including past-due balances, whether the Company has extended the FIP Note beyond the prescribed period, restaurant sales and profitability targets, collateral available as security, and the financial strength of the restaurant owner. An allowance is recognized for FIP Notes receivable, both principal and imputed interest, when amounts are identified as either uncollectible or impaired. For impaired FIP Notes, the Company has established an allowance for the difference between the net investment in the FIP Note and the current value of the underlying collateral of the FIP Note, which is based primarily on the estimated depreciated replacement cost of the underlying equipment.

Inventories, net

Inventories are carried at the lower of cost (moving average) and market value and consist primarily of raw materials such as green coffee beans and finished goods such as restaurant food items, new equipment and parts, and paper supplies.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Property and equipment, net

The Company carries its Property and equipment, net in the Consolidated Balance Sheet at cost and depreciates and amortizes these assets using the straight-line method over the following estimated useful lives:

Depreciation Periods
Building and leasehold improvements	10 to 40 years or lease term
Restaurant and other equipment	7 to 16 years
Capital leases	8 to 40 years or lease term
Computer hardware and software	3 to 10 years
Advertising fund property and equipment	3 to 10 years
Manufacturing and other equipment	4 to 30 years
Construction in progress	Reclassified to above categories when put in use

The Company is considered to be the owner of certain restaurants leased from an unrelated lessor because the Company constructed some of the structural elements of those restaurants. Accordingly, the Company has included the restaurant construction costs for these restaurants in Property and equipment, net on the Consolidated Balance Sheet and recognized the lessor’s contributions to the construction costs for these certain restaurants as other debt (see note 15).

Interest and other costs associated with the construction of new restaurants and facilities are capitalized. Major improvements are capitalized, while maintenance and repairs are expensed when incurred.

Intangible assets, net

Intangible assets are recognized at fair value on acquisition and amortized on a straight-line basis over their estimated useful lives. Lives generally represent legal or contractual lives, but in some cases must be estimated by management based on specific circumstances.

Impairment of long-lived assets

Long-lived assets are grouped at the lowest level of independent cash flows and tested for impairment whenever an event or circumstance occurs that indicates impairment may exist (“triggering event”).

Restaurant-related long-lived assets are grouped into operating markets as this is the lowest identifiable level of independent cash flows. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric, prolonged negative cash flows in the operating market, a higher than normal number of restaurant closures in any one market, or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of prior to its estimated useful life, are indicators that the Company uses in evaluating whether a triggering event may exist. The Company also considers whether the affected market is developed or developing. In developed markets, the primary indicator for the overall health of an operating market is same-store sales growth. In developing markets, the Company assesses a number of additional factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market, the average unit sales volume trends, changes in the restaurant composition in the market and overall long-term performance expectations.

Non-restaurant-related assets are grouped at the lowest level of independent cash flows. Corporate assets, which relate primarily to land, buildings and computer hardware and software systems, are grouped on a consolidated level with all long-lived assets as they support the entire business and do not generate independent cash flows.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected asset group to determine if the future expected undiscounted cash flows of an asset group are sufficient to recover the carrying value of the assets. If it is determined that the undiscounted cash flows are insufficient, then the asset group is deemed to be impaired. The fair value of the long-lived assets is estimated primarily using third-party appraisals or discounted cash flows, as appropriate. If the fair value of the asset group is less than the carrying amount, an impairment loss is recognized for the difference between the carrying amount and the fair value of the asset group.

Leases

For operating leases, minimum lease payments, including minimum scheduled rent escalations, are recognized as rent expense on a straight-line basis over the lease term. This term includes certain option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent incurred during the construction period is expensed. Leasehold improvement incentives paid to the Company by a landlord are recognized as a liability and amortized as a reduction of rent expense over the lease term.

When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods, to the extent it is reasonably assured at the inception of the lease that failure to renew would have a negative economic impact on the Company. For example, an economic penalty would exist if the Company were to choose not to exercise an option on leased land upon which the Company had constructed a restaurant and, as a result, the Company would lose the ability to use the restaurant.

In the case of property that is leased or subleased by the Company to restaurant owners, minimum lease receipts, including minimum scheduled rent increases, are recognized as rent revenue on a straight-line basis. Contingent rent revenue is generally based on a percentage of franchised restaurant sales or a percentage of franchised restaurant sales in excess of stipulated amounts, and is recognized when these sales levels are met or exceeded.

Variable interest entities

The Company identifies its variable interests within equity investments and license or operator arrangements, determines whether the legal entity in which these interests reside constitutes a VIE, and whether the Company is the primary beneficiary and therefore consolidates those VIEs.

The VIE is consolidated if the Company has the power to direct and either has the obligation to absorb losses or right to receive benefits that potentially could be significant to that VIE. The consolidation of VIEs has no impact on consolidated net income attributable to Tim Hortons Inc. or earnings per share (“EPS”).

VIEs for which the Company is the primary beneficiary:

Non-owned restaurants—The Company enters into certain arrangements in which an operator acquires the right to operate a restaurant, but the Company owns the restaurant’s assets. In these arrangements, the Company has the ability to determine which operators manage restaurants and for what duration. The Company also entered into FIP arrangements, whereby restaurant owners finance the initial franchise fee and the purchase of

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

restaurant assets. In fiscal 2011, the Company generally transitioned from the FIP arrangement to operator arrangements with new restaurant owners, and the Company does not intend to enter into FIP arrangements in the future.

In both operator and FIP arrangements, the Company performs an analysis to determine whether the legal entity in which operations are conducted lacks sufficient equity to finance its activities and is therefore a VIE. For the entities determined to be VIEs, if the Company receives potentially significant benefits from these VIEs and is considered to direct the activities that most significantly impact economic performance, then the VIE is consolidated.

Advertising funds—The Company participates in separate advertising funds for Canada and the U.S. which, on behalf of the Company and restaurant owners, collect contributions and administer funds for advertising and promotional programs to increase sales and enhance the reputation of the Company and its restaurant owners. The Company is the sole shareholder (Canada) and sole member (U.S.) of these funds. As the Company acts as an agent for these specifically designated contributions, the revenues, expenses and cash flows of the funds are generally netted in the Consolidated Statements of Operations and Cash Flows.

The Trust—In connection with RSUs granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver its common shares to settle the awards for most Canadian employees.

VIEs for which the Company is not the primary beneficiary:

The Company also has investments in certain real estate ventures determined to be VIEs of which the Company is not the primary beneficiary. The most significant of these is TIMWEN Partnership, owned on a 50-50 basis by the Company and The Wendy’s Company (“Wendy’s”) to jointly develop the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at one location. Control is considered to be shared since all significant decisions must be made jointly. These real estate ventures are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments in the Consolidated Balance Sheet (see note 13). The Company is also not deemed to be the primary beneficiary in a small percentage of restaurants where it holds a significant variable interest in the VIE. The exposure to loss as a result of its involvement in such VIEs is inconsequential.

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used by the Company to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The measurement of fair value is based on three levels of inputs, as follows:

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Derivative instruments

The Company recognizes and measures all derivatives as either assets or liabilities at fair value in the Consolidated Balance Sheet. Derivatives that qualify as hedging instruments are generally cash flow hedges.

The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not initially designated, or are subsequently de-designated, as hedging instruments for accounting purposes, but which largely offset the economic impact of certain transactions.

The Company limits its counterparty risk associated with derivative instruments by utilizing a number of different financial institutions, and by generally entering into International Swaps and Derivatives Association agreements with those financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have significant exposure to any individual counterparty as at December 30, 2012 or January 1, 2012.

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

For cash flow hedges, the effective portion of the gains or losses on derivatives is recognized in the cash flow hedges component of Accumulated other comprehensive loss in Total equity of Tim Hortons Inc. in the Consolidated Balance Sheet and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The ineffective portion of gains or losses on derivatives is reported in the Consolidated Statement of Operations. The Company discontinues hedge accounting when: (i) it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is probable that the forecasted transaction will not occur; or (iv) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

Other derivatives

The Company has a number of total return swaps (“TRS”) outstanding that are intended to reduce the variability of cash flows and, to a lesser extent, earnings associated with stock-based compensation awards that will settle in cash, namely, the SARs that are associated with stock options and DSUs. The TRS do not qualify as accounting hedges and, therefore, the fair value adjustment at the end of each reporting period is recognized in General and administrative expenses in the Consolidated Statement of Operations. Each TRS has a 7-year term, but each contract allows for partial settlements, at the option of the Company, over the term and without penalty.

Accounting changes – new accounting standards

In fiscal 2012, we adopted the following new Accounting Standards Updates (“ASU”):

•

ASU No. 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, which resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP (see note 16).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

•

ASU No. 2011-11—Disclosures about Offsetting Assets and Liabilities and ASU No. 2013-01–Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires enhanced disclosures about derivatives and certain other transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement (see note 17).

NOTE 2 CORPORATE REORGANIZATION EXPENSES

	Year ended
	December 30, 2012	January 1, 2012
Termination costs	$9,016	$0
Professional fees and other	7,602	0
CEO transition costs	2,256	0

Total Corporate reorganization expenses	$18,874	$0

The Company is implementing a new organizational structure, and realigning roles and responsibilities under that new structure. As a result, the Company has incurred termination costs and professional fees related to the reorganization, as noted in the table above. We expect the realignment of roles and responsibilities to be substantially completed by the end of the first quarter of 2013. The Company expects to incur an additional charge of approximately $9.0 million, primarily related to termination costs, substantially all of which will be recognized and paid in the first quarter of fiscal 2013.

The Company has also incurred CEO transition costs related primarily to an employment agreement with an executive officer, and retention agreements with certain senior executives, as noted in the table above. The retention agreements provide bonuses to certain senior executives if they remain employed for a specified time period subsequent to the transition to a new CEO and the expense is being recognized over the estimated service period. The Company has accrued $0.5 million as at December 30, 2012 relating to the retention agreements, for which the total expense may be up to $2.8 million. Further costs related to the CEO transition are anticipated in fiscal 2013, the timing and total impact of which are not yet determinable.

	Termination costs	Professional fees and other	CEO transition charges	Total
Recognized during fiscal 2012	$9,016	$7,602	$2,256	$18,874
Paid during the year	(1,458)	(3,775)	(411)	(5,644)

Accrued as at December 30, 2012	$7,558	$3,827	$1,845	$13,230

Of the total accrual noted above, $12.4 million is recognized in Accounts payable, with the remaining balance primarily recognized in Other long-term liabilities, in the Consolidated Balance Sheet.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 3 ASSET IMPAIRMENT AND CLOSURE COSTS, NET

	Year ended
	December 30, 2012(1)	January 1, 2012(1)(2)	January 2, 2011(3)
Impairment charges	$0	$1,850	$18,352
Restaurant closure costs (recoveries)	(372)	(1,478)	9,946

	$(372)	$372	$28,298

(1)	Recoveries represent the final reversal of accruals upon the completion of closure activities in certain markets in New England.
(2)

Impairment charges, reflecting real estate and equipment fair values less costs to sell, relate to under-performing restaurants in the Company’s Portland market, $0.9 million of which related to consolidated VIEs.

(3)

Impairment charges, reflecting real estate and equipment fair values less costs to sell, relate to under-performing restaurants in the Portland, Providence and Hartford markets and costs related to the closure of 36 restaurants and 18 self-serve kiosks in these markets. Some of these restaurants were previously consolidated as VIEs and, as a result of these closures, were deconsolidated.

There was no estimated obligation associated with restaurant closures included in Accrued liabilities, Other in the Consolidated Balance Sheet as at December 30, 2012 (2011: $0.8 million).

NOTE 4 SALE OF INTEREST IN MAIDSTONE BAKERIES

On October 29, 2010, the Company disposed of its 50% interest in Maidstone Bakeries (“Maidstone”) to a subsidiary of Aryzta AG, the Company’s then joint venture partner, for gross cash proceeds of $475.0 million. Prior to the disposition, the Company was considered to have the power to direct the activities of Maidstone that are most significant to its economic performance, since the Company determined which products were to be manufactured by Maidstone, exclusively for Tim Hortons restaurants and at pricing determined by both joint venture parties, and therefore consolidated Maidstone and the results of its operations as the primary beneficiary. Subsequent to the disposition date, the Company is no longer the primary beneficiary of Maidstone and, accordingly, the Company no longer consolidates Maidstone, nor considers it to be a related party.

The Company’s investment in Maidstone at the time of sale was $72.7 million (comprised of the net assets and liabilities, less the applicable noncontrolling interest), resulting in a gain on sale of $402.3 million before taking into account certain related obligations and taxes.

The Company deferred $41.2 million of the gain as a fair value liability estimate associated with an ongoing supply agreement which obliges the Company to purchase donuts and Timbits from Maidstone until early fiscal 2016 or, at the Company’s option, until late 2017. The fair value of the supply agreement was estimated using an income approach and a discounted cash flow model based on a combination of different earnings scenarios with an 8.6% discount rate. The deferred liability related to the supply agreement is being amortized over the remaining term of the minimum obligation to purchase. Approximately $8.3 million (2011: $8.3 million; 2010: $1.3 million) was amortized and recognized as a reduction in Cost of sales in the Consolidated Statement of Operations in fiscal 2012. Approximately $7.9 million (2011: $8.3 million) is recognized as a current liability in Accrued liabilities, Other, and the remaining $15.4 million (2011: $23.3 million) is recognized in Other long-term liabilities in the Consolidated Balance Sheet as at December 30, 2012 (see note 14).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table summarizes the gain on the sale of the Company’s interest in Maidstone Bakeries in fiscal 2010:

Gain on sale	$402,269
Maidstone Bakeries supply agreement deferred liability	(41,194)

Net gain on sale before income taxes	361,075
Income tax expense	40,621

Net gain on sale, net of taxes	$320,454

NOTE 5 EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net income attributable to Tim Hortons Inc.	$402,885	$382,812	$623,959

Weighted average number of shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	155,160	162,145	174,035
Dilutive impact of restricted stock units (in thousands)	217	197	162
Dilutive impact of stock options with tandem SARs (in thousands)	299	255	18

Weighted average number of shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	155,676	162,597	174,215

Basic earnings per common share attributable to Tim Hortons Inc.	$2.60	$2.36	$3.59

Diluted earnings per common share attributable to Tim Hortons Inc.	$2.59	$2.35	$3.58

NOTE 6 ACCOUNTS RECEIVABLE, NET

	As at
	December 30, 2012	January 1, 2012
Accounts receivable	$112,522	$137,437
Other receivables(1)	60,328	37,468

	172,850	174,905
Allowance	(1,245)	(1,238)

Accounts receivable, net	$171,605	$173,667

(1)	Includes accrued income tax, accrued rent and other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7 NOTES RECEIVABLE, NET

	As at
	December 30, 2012			January 1, 2012
	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
FIPs	$20,235	$(14,441)	$5,794	$24,756	$(16,219)	$8,537
Other notes receivable(1)	4,773	0	4,773	6,765	0	6,765

Notes receivable	25,008	(14,441)	10,567	31,521	(16,219)	15,302

Allowance(3)			(1,790)			(2,001)

Notes receivable, net			$8,777			$13,301
Current portion, net			(7,531)			(10,144)

Long-term portion, net			$1,246			$3,157

	As at
	December 30, 2012			January 1, 2012
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP Notes and other)	$6,969	$(1,269)	$5,700	$10,471	$(3,121)	$7,350
Past due status < 90 days (FIP Notes)	407	(407)	0	1,276	(686)	590
Past due status > 90 days (FIP Notes)	17,632	(12,765)	4,867	19,774	(12,412)	7,362

Notes receivable	25,008	(14,441)	10,567	31,521	(16,219)	15,302

Allowance(3)			(1,790)			(2,001)

Notes receivable, net			$8,777			$13,301

(1)	Other notes receivable relate primarily to various equipment and other financing programs.
(2)

In cases where the Company is considered to be the primary beneficiary of a VIE, the Company is required to consolidate that VIE and eliminate various intercompany assets and liabilities. The most significant of these are the notes payable to the Company, which reduce the Notes receivable, net reported in the Consolidated Balance Sheet (see note 23).

(3)

The Company has recognized an allowance to reflect the current value, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral. Substantially all of the allowance relates to past-due FIP Notes.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8 INCOME TAXES

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011(1)
Current
Canadian(2)	$148,168	$157,685	$193,571
Foreign(3)	3,323	5,240	9,758

	151,491	162,925	203,329

Deferred
Canadian(2)	2,836	(2,506)	(4,716)
Foreign(3)	2,019	(2,565)	2,327

	4,855	(5,071)	(2,389)

Income tax expense	$156,346	$157,854	$200,940

(1)	Fiscal 2010 includes $40.6 million of taxes on income of $361.1 million related to the sale of the Company’s interest in Maidstone Bakeries (see note 4).
(2)	Income before income taxes representing Canadian earnings in fiscal 2012 was $554.9 million (2011: $536.1 million; 2010: $465.4 million).
(3)	The foreign income tax expense is for U.S. and European earnings.

A reconciliation of statutory Canadian and provincial income tax rates is shown below:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Income before income taxes	$564,112	$543,602	$848,058
Statutory rate	26.5%	28.3%	31.0%
Income taxes at statutory rate	149,551	153,567	262,729
Taxation difference on foreign earnings	4,869	(560)	(4,771)
Provincial, state and local tax rate differentials	634	152	(2,380)
Change in reserves for uncertain tax positions	(1,620)	3,271	5,716
Deferred tax assets and other amounts not benefited for tax purposes	5,689	164	9,582
Tax differential on sale of interest in Maidstone Bakeries(1)	(1,272)	(1,403)	(71,483)
Other	(1,505)	2,663	1,547

Income taxes at effective rate	$156,346	$157,854	$200,940

Effective tax rate	27.7%	29.0%	23.7%

(1)

Fiscal 2012 and fiscal 2011 include a tax differential on the amortization of the supply agreement, and fiscal 2010 includes a tax differential on the sale of the Company’s interest in Maidstone Bakeries (see note 4).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The tax-effected temporary differences which gave rise to deferred tax assets and liabilities consisted of the following:

	December 30, 2012	January 1, 2012
Deferred tax assets
U.S. foreign tax credit carryforwards	$23,209	$22,546
Lease transactions	56,645	47,299
Property and equipment basis differences	11,008	10,758
Intangible assets basis differences	1,643	1,572
Stock-based compensation plans	5,776	4,379
Reserves not currently deductible	3,696	3,656
Deferred income	13,574	15,436
Loss carryforwards	5,037	10,740
All other	696	1,063

	121,284	117,449
Valuation allowance(1)	(39,190)	(40,494)

	$82,094	$76,955

Deferred tax liabilities
Lease transactions	$38,244	$34,022
Property and equipment basis differences	30,711	24,775
Unremitted earnings – foreign operations(2)	2,314	197
Stock-based compensation plans	2,975	2,983
All other	745	2,108

	$74,989	$64,085

Net deferred tax assets	$7,105	$12,870

Reported in Consolidated Balance Sheet as:
Deferred income taxes – current asset	$7,142	$5,281
Deferred income taxes – long-term asset	10,559	12,197
Deferred income taxes – current liability	(197)	0
Deferred income taxes – long-term liability	(10,399)	(4,608)

	$7,105	$12,870

(1)	Valuation allowance is primarily related to the U.S. foreign tax credit carryforward and loss carryforwards.
(2)	The Company has provided for deferred taxes as at December 30, 2012 on approximately $88.2 million (2011: $9.0 million) of undistributed earnings that are not indefinitely reinvested.

The Company periodically assesses the realization of its net deferred tax assets based on current and historical operating results, as well as expectations of future operating results. The Company has weighed both positive and negative evidence in determining whether to continue to maintain or provide a valuation allowance on certain deferred tax assets. The Company continues to provide a full valuation allowance on deferred tax assets in the U.S, which consist primarily of foreign tax credit carryforwards. In addition, the Company has provided a full valuation allowance on losses resulting from public company costs and certain state net operating loss carryforwards. The Company’s determination to maintain or provide a valuation allowance is based on what it believes may be the more likely than not result in the reasonably foreseeable future. The Company will continue to assess the realization of the deferred tax assets and may consider the release of all or a portion of the valuation allowance in the future based on the weight of evidence at that time.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Deferred taxes are not provided for temporary differences that represent the excess of the carrying amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries, where the differences are considered indefinitely reinvested. These temporary differences may become taxable upon actual or deemed repatriation of earnings from the subsidiaries, or as a result of a sale or liquidation of subsidiaries which is not typical or planned. Determination of the deferred income taxes for these temporary differences is not practicable as the liability, if any, depends on circumstances existing if and when realization occurs. The amount of these temporary differences represented by undistributed earnings considered indefinitely reinvested in the foreign subsidiaries was approximately $213.0 million as at December 30, 2012 (2011: $213.0 million). The Company did not have significant cash on hand as at December 30, 2012 in the foreign subsidiaries to distribute these earnings.

The Company’s Canadian pre-tax non-capital loss carryforwards of $16.3 million, the tax benefit of which is offset by a valuation allowance, will expire between fiscal 2029 and fiscal 2032 for federal and provincial purposes. U.S. state loss carryforwards of approximately $52.6 million, the tax benefit of which, if any, is primarily offset by a valuation allowance, will expire between fiscal 2013 and fiscal 2032.

The Company’s U.S. foreign tax credits of $23.2 million will expire between fiscal 2016 and fiscal 2022.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding related interest), is as follows:

	December 30, 2012	January 1, 2011
Balance at beginning of year	$29,755	$25,949
Additions based on tax positions related to the current year	1,034	2,259
Additions for tax positions of prior years	1,978	5,051
Reduction for tax positions of prior years	(3,533)	(1,148)
Reduction related to settlements with taxing authorities	(895)	(851)
Reductions as a result of a lapse of applicable statute of limitations	(3,298)	(1,505)

Balance at end of year	$25,041	$29,755

Reported in the Consolidated Balance Sheet as:
Accrued liabilities, Taxes	$3,835	$5,647
Other long-term liabilities (note 14)	21,206	24,108

	$25,041	$29,755

Included in the balance of unrecognized tax benefits as at December 30, 2012 are $0.8 million of uncertain tax positions for which ultimate deductibility or recoverability is highly certain but for which there is uncertainty about the timing of such deductibility or recoverability (2011: $3.1 million). The deferral of the deductibility or recoverability of amounts to a future period would not affect the annual effective rate but would accelerate the payment of tax and related interest and penalties to an earlier period. The taxes paid or withheld would subsequently be recovered when the amounts become ultimately deductible or recoverable. Of the $25.0 million unrecognized tax benefits as at December 30, 2012, approximately $24.2 million would impact the effective tax rate over time, if recognized (2011: $26.7 million).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As at December 30, 2012, the Company had accrued, cumulatively, approximately $8.8 million (2011: $8.3 million) for the potential payment of interest and penalties. During fiscal 2012, the Company accrued an additional $0.5 million in tax expense related to interest and penalties (2011: $1.2 million).

For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA is currently conducting an examination of the 2005 through to 2010 taxation years in respect of certain international issues related to transfer pricing. Submissions by the Company were delivered in the fourth quarter of 2012 to clarify certain assumptions that the CRA is making in its examination. Also, a Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for 2008 and 2009 taxation years. For U.S. federal tax purposes, the Company remains open to examination commencing with the 2009 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of 3 to 5 years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

It is reasonably possible that the total amount of unrecognized tax benefits will increase over the next 12 months by up to $4.3 million, plus interest and penalties, as a result of possible tax authority audit and appeal settlements primarily relating to the deductibility of interest and other business expenses. In addition, it is also reasonably possible that unrecognized tax benefits will decrease over the next 12 months by up to $13.6 million plus interest and penalties, as a result of possible tax authority audit settlements and expiry of statute of limitations primarily related to certain international tax issues. There could be fluctuations in the amount of unrecognized tax benefits over the next 12 months as a result of the timing of the settlement of these tax audits and appeals and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has made its estimates based on current facts and circumstances and cannot predict with sufficient certainty subsequent or changed facts and circumstances that may affect its estimates.

NOTE 9 INVENTORIES AND OTHER, NET

	As at
	December 30, 2012	January 1, 2012
Raw materials	$19,941	$49,450
Finished goods	75,660	77,440

	95,601	126,890
Inventory obsolescence provision	(1,015)	(844)

Inventories, net	94,586	126,046
Prepaids and other	12,414	10,953

Total Inventories and other, net	$107,000	$136,999

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 10 PROPERTY AND EQUIPMENT, NET

	As at
	December 30, 2012	January 1, 2012
Land	$248,097	$242,679
Buildings and leasehold improvements	1,481,454	1,374,798
Restaurant and other equipment	188,216	165,920
Capital leases(1)	205,543	186,757
Computer hardware and software(2)	117,266	111,477
Advertising fund property and equipment(3)	116,044	71,082
Manufacturing and other equipment	112,991	107,826
Construction in progress	18,957	30,788

Property and equipment, net of impairment	2,488,568	2,291,327
Accumulated depreciation and amortization	(935,260)	(827,562)

Total Property and equipment, net	$1,553,308	$1,463,765

(1)	Capital leases relate primarily to leased buildings. The Company added $26.1 million of capital leased assets in fiscal 2012 (2011: $27.8 million).
(2)

Includes internally and externally developed software of $71.9 million, at cost, as at December 30, 2012 (2011: $70.1 million) with a net book value of $26.8 million as at December 30, 2012 (2011: $30.9 million).

(3)	Consists primarily of menu board equipment.

In fiscal 2012, the Company capitalized $0.3 million of interest and other costs, primarily associated with the construction of new restaurants (2011: $0.7 million; 2010: $0.2 million).

NOTE 11 INTANGIBLE ASSETS, NET

	As at
	December 30, 2012	January 1, 2012
Persona	$6,455	$6,455
Exclusivity rights and other license rights	4,524	4,428

	10,979	10,883
Accumulated amortization	(7,305)	(6,339)

Total Intangible assets, net	$3,674	$4,544

Total intangible amortization expense was $1.0 million in fiscal 2012 (2011: $1.0 million; 2010: $1.8 million). The estimated intangible amortization expense for fiscal 2013 is approximately $0.9 million and approximately $0.4 million each year through fiscal 2019.

Exclusivity rights and other license rights

The Company has a master license arrangement with Kahala Franchise Corp., the franchisor of the Cold Stone Creamery® brand in Canada, and a separate arrangement with Kahala Franchising, L.L.C. in the U.S. The Company has the exclusive development rights in Canada, and certain non-exclusive rights to use licenses within the U.S., to operate ice cream and frozen confections in approved retail outlets. Under the Canadian agreement,

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

the Company acquired exclusive Cold Stone Creamery development rights in Canada for $4.0 million. This exclusivity right is being amortized over a period of ten years ending in fiscal 2019, corresponding with the initial term of the agreement. Other license rights are being amortized over the term of the licenses.

NOTE 12 OTHER ASSETS

	As at
	December 30, 2012	January 1, 2012
Bearer deposit notes(1)	$41,403	$30,591
TRS contracts(1)	7,504	9,286
Rent leveling	5,240	5,154
Other long-term assets	10,649	11,276

Total Other assets	$64,796	$56,307

(1)

The Company holds these notes as collateral to reduce the carrying cost of the TRS. If the TRS is unwound, a proportionate share of these notes would also unwind (see note 17). See note 16 for the fair values of these assets.

NOTE 13 EQUITY INVESTMENTS

Combined summarized financial information for the Company’s investments accounted for using the equity method is shown below. These amounts are, in aggregate, at 100% levels. The net income amounts shown below generally exclude income tax expense as the majority of these investments pertain to a partnership or joint venture, in which case ownership percentage of earnings is attributed to the partner or joint venturer and the associated income tax is included in Income taxes in the Consolidated Statement of Operations.

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Income Statement Information
Revenues	$42,863	$42,105	$41,189
Expenses attributable to revenues	$(12,902)	$(12,712)	$(13,366)
Net income	$29,382	$29,067	$27,225
Equity income—THI	$14,693	$14,354	$14,649

	As at
	December 30, 2012	January 1, 2012
Balance Sheet Information
Current assets	$8,408	$7,442
Non-current assets	$86,352	$89,379
Current liabilities	$4,010	$1,971
Non-current liabilities	$9,138	$9,671
Shareholders’ equity	$81,612	$85,179
Equity investment by THI	$41,268	$43,014

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company’s most significant equity investment is its 50% joint-venture interest with Wendy’s, which jointly holds real estate underlying Canadian combination restaurants (see note 23). In fiscal 2012, the Company received distributions of $15.3 million (2011: $15.0 million; 2010: $14.3 million) from this joint venture.

NOTE 14 ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER AND OTHER LONG-TERM LIABILITIES

Accounts payable

	As at
	December 30, 2012	January 1, 2012
Accounts payable	$126,312	$145,985
Construction holdbacks and accruals	31,008	31,933
Corporate reorganization accrual (note 2)	12,442	0

Total Accounts payable	$169,762	$177,918

Accrued liabilities, Other

	As at
	December 30, 2012	January 1, 2012
Tim Card obligations	$149,888	$125,316
Contingent rent expense accrual	9,962	12,698
Maidstone Bakeries supply contract deferred liability (note 4)	7,929	8,335
Other accrued liabilities(1)	30,092	32,966

Total Accrued liabilities, Other	$197,871	$179,315

(1)	Includes deferred revenues, deposits, and various equipment and other accruals.

Other long-term liabilities

	As at
	December 30, 2012	January 1, 2012
Accrued rent leveling liability	$29,244	$29,564
Uncertain tax position liability(1) (note 8)	28,610	30,531
Stock-based compensation liabilities (note 21)	17,479	19,861
Maidstone Bakeries supply contract deferred liability (note 4)	15,352	23,281
Other accrued long-term liabilities(2)	18,929	17,733

Total Other long-term liabilities	$109,614	$120,970

(1)	Includes accrued interest of $7.4 million (2011: $6.4 million).
(2)	Includes deferred revenues and various other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 15 LONG-TERM DEBT

	As at
	December 30, 2012	January 1, 2012
Senior Notes	$301,544	$301,893
Advertising fund debt	56,500	0
Other debt	60,223	52,305

	$418,267	$354,198
Less: current portion(1)	(11,947)	(1,772)

Total Long-term debt	$406,320	$352,426

(1)	Excludes current portion due under capital leases of $8.8 million as at December 30, 2012 (2011: $8.2 million).

The Company’s weighted average effective interest rate on total debt as at December 30, 2012 is 6.2% (2011: 6.0%). See note 16 for the fair value of the Company’s total debt.

Future maturities for the Company’s long-term debt, as at December 30, 2012 are shown below:

Long-term debt
2013	$11,947
2014	10,941
2015	10,545
2016	10,679
2017	311,026
Subsequent years	61,584

Total principal repayments	416,722
Premium—Senior Notes	1,545

Total	$418,267
Current portion	(11,947)

$406,320

Senior Notes

In fiscal 2010, the Company issued $300.0 million of Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) in two tranches for net proceeds of $302.3 million, which included a premium of $2.3 million. The Company also entered into interest rate forwards (with a notional value of $195.0 million), which acted as a cash flow hedge to limit the interest rate volatility in the period prior to the initial issuance of the Senior Notes, and resulted in a loss of $4.9 million on settlement. The premium, the loss on the interest rate forwards, and financing fees of approximately $1.8 million were deferred and are being amortized to Interest expense in the Consolidated Statement of Operations over 7 years. The effective yield, including all fees, premium and the interest rate forwards loss, is 4.45%.

The Senior Notes bear a fixed interest rate of 4.20% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Senior Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the Trust Indenture,

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

and, with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the Revolving Bank Facility (see below) dated December 13, 2010, and amended January 26, 2012, except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower, and statutory preferred exceptions.

The Senior Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For so long as the Borrower’s and TDL’s third-party revenues represent at least 75% of the consolidated revenues of the Company, as tested quarterly on a rolling twelve-month basis, TDL will remain the sole subsidiary guarantor. To the extent that combined third-party revenues of these 2 entities is less than 75% of consolidated revenues, additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. In each case, the Borrower’s subsidiary with the highest gross revenue must be one of the guarantors. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are certain covenants limiting liens to secure borrowed money (subject to permitted exceptions), and limiting the Company’s ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements), but there are no financial covenants.

The Senior Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ notice, but no more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Senior Notes, plus 0.30%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Senior Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.

Revolving bank facility

The 5-year unsecured revolving bank facility (“Revolver”), as amended, is with a syndicate of 7 Canadian and U.S. financial institutions of which Canadian financial institutions hold approximately 64% of the total funding commitment. The Revolver has a similar guarantee structure as the Senior Notes and may be drawn by the Borrower or TDL and, as such, has a Tim Hortons Inc. guarantee that cannot be released. The Revolver consists of $250.0 million (which includes $25.0 million overdraft availability and a $25.0 million letter of credit facility). The Revolver is undrawn, except for approximately $5.6 million (2011: $7.1 million) to support standby letters of credit and is available for general corporate purposes. The Company incurs commitment fees, whether the facility is used or unused. The Company amended its Revolver on January 26, 2012 (the “Amendment”). Under the Revolving Bank Facility, the commitment fee varies according to our credit rating. The Amendment reduced the current annual facility fee payable to 0.20% (2011: 0.38%) of the facility amount and extended the maturity date to January 26, 2017.

The Revolver provides variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under the Revolver can cause the borrowing to be the base rate which has a floor of 1 month LIBOR plus 1.0%. This facility does not carry a market disruption clause.

The Revolver contains various covenants which, among other things, require the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as at December 30, 2012.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The consolidated maximum debt coverage ratio is computed as consolidated total debt divided by net income (excluding net income of VIEs) before interest expense, taxes, depreciation and amortization, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes (without duplication) all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities (excluding those scheduled in the Revolver).

The minimum fixed charge coverage is computed as net income (excluding net income of VIEs) before interest expense, taxes, depreciation and amortization, rent expense, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges includes interest and rent expense.

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

Advertising fund debt

In fiscal 2011, the Ad Fund entered into a $95.8 million revolving credit facility bearing interest at a Banker’s Acceptance Fee plus applicable margin to be used to finance the acquisition and installation of LCD screens, media engines, drive through menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”). In December 2012, the Ad Fund converted $56.5 million of its revolving credit facility into a 7-year term loan (“Term Loan”) with a Canadian financial institution; and the revolving credit facility was reduced to $39.3 million. The revolving credit facility and the Term Loan are secured by the Ad Fund’s assets and are not guaranteed by Tim Hortons Inc. or any of its subsidiaries. There are no other financial covenants associated with the revolving credit facility or the Term Loan.

The Term Loan matures in November 2019, and will be repaid in equal quarterly installments. It bears interest at a Banker’s Acceptance Fee plus an applicable margin, with interest payable quarterly in arrears, commencing January 2013. Prepayment of the loan is permitted without penalty at any time in whole or in part.

Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental condition of the Ad Fund.

As at December 30, 2012, the revolving credit facility had not been drawn upon (2011: $10.0 million). The borrowings are reflected in Advertising fund liabilities in the Consolidated Balance Sheet. Of the $56.5 million

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Term Loan outstanding as at December 30, 2012, $9.7 million is recorded in Current portion of long-term obligations (2011: nil) and $46.8 million is recorded in Long-term debt (2011: nil) in the Consolidated Balance Sheet.

Other debt

Included in other debt as at December 30, 2012 is debt of $54.7 million (2011: $47.9 million) recognized in accordance with applicable lease accounting rules. The Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company constructed some of the structural elements of those restaurants, and records the lessor’s contributions to the construction costs for these certain restaurants as other debt. The average imputed interest rate for the debt recorded is approximately 15.7% (2011: 15.7%). In addition, the Company had other debt of $5.5 million as at December 30, 2012 (2011: $4.4 million).

NOTE 16 FAIR VALUES

Financial assets and liabilities measured at fair value

	As at
	December 30, 2012			January 1, 2012
	Notional value	Fair value hierarchy	Fair value asset (liability)(1)	Notional value	Fair value hierarchy	Fair value asset (liability)(1)
Forward currency contracts	$195,081	Level 2	$(2,014)	$196,412	Level 2	$4,759
TRS	41,403	Level 2	7,504	30,591	Level 2	9,286

Total derivatives	$236,484		$5,490	$227,003		$14,045

(1)

The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model. The fair value of forward currency contracts is determined using prevailing exchange rates. The fair value of each TRS is determined using the Company’s closing common share price on the last business day of the period, as quoted on the TSX.

Other financial assets and liabilities not measured at fair value

The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis in the Consolidated Balance Sheet:

	As at
	December 30, 2012			January 1, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Cash and cash equivalents(1)	Level 1	$120,139	$120,139	Level 1	$126,497	$126,497
Restricted cash and cash equivalents(1)	Level 1	150,574	150,574	Level 1	130,613	130,613
Bearer deposit notes(2)	Level 2	41,403	41,403	Level 2	30,591	30,591
Notes receivable, net(3)	Level 3	8,777	8,777	Level 3	13,301	13,301
Senior Notes(4)	Level 2	(325,857)	(301,544)	Level 2	(325,308)	(301,893)
Advertising fund revolving credit facility(5)	Level 2	0	0	Level 2	(10,000)	(10,000)
Advertising fund term debt(6)	Level 3	(56,500)	(56,500)	Level 3	0	0
Other debt(7)	Level 3	(125,000)	(60,223)	Level 3	(102,114)	(52,305)

(1)	The carrying values approximate fair values due to the short-term nature of these investments.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

(2)

The Company holds these notes as collateral to reduce the carrying costs of the TRS. The interest rate on these notes resets every 90 days; therefore, the fair value of these notes, using a market approach, approximates the carrying value.

(3)	Management estimates the current value, using a cost approach, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral.
(4)	The fair value of the Senior Notes, using a market approach, is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg LP.
(5)

Balance drawn as bankers acceptances with maturities of up to 180 days. The fair value, using a market approach, approximates the carrying value due to the short term nature of these borrowings, as the interest rate on the debt resets every 30 days.

(6)	Management estimates the fair value of this variable rate debt using a market approach, based on prevailing interest rates plus an applicable margin.
(7)

Management estimates the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, using an income approach, by discounting future cash flows using a company risk adjusted rate, over the remaining term of the debt.

NOTE 17 DERIVATIVES

	As at
	December 30, 2012				January 1, 2012
	Asset	Liability	Net asset (liability)	Classification on Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$494	$(2,315)	$(1,821)	Accounts payable, net	$4,771	$(916)	$3,855	Accounts receivable, net
Derivatives not designated as hedging instruments
TRS(2)	$8,614	$(1,110)	$7,504	Other assets	$9,286	$0	$9,286	Other assets
Forward currency contracts(1)	$5	$(198)	$(193)	Accounts payable, net	$936	$(32)	$904	Accounts receivable, net

(1)

Notional value as at December 30, 2012 of $195.1 million (2011: $196.4 million), with maturities ranging between January 2013 and December 2013. The forward contracts have no associated cash collateral.

(2)

The Company has TRS contracts covering 1.0 million of the Company’s underlying common shares. Notional value as at December 30, 2012 of $41.4 million (2011: $30.6 million), with maturities in May annually between fiscal 2015 through fiscal 2019. The TRS has associated cash collateral in the form of a bearer deposit note of $41.4 million (2011: $30.6 million) (see note 12).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

		Year ended December 30, 2012			Year ended January 1, 2012
Derivatives designated as cash flow hedging instruments(3)	Classification on Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)	Amount of gain (loss) recognized in OCI(1)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(1)
Forward currency contracts	Cost of sales	$(5,009)	$(667)	$(5,676)	$3,243	$4,149	$7,392
Interest rate forwards(2)	Interest (expense)	0	691	691	0	691	691

Total		(5,009)	24	(4,985)	3,243	4,840	8,083
Income tax effect	Income taxes	1,455	(13)	1,442	(1,001)	(1,344)	(2,345)

Net of income taxes		$(3,554)	$11	$(3,543)	$2,242	$3,496	$5,738

(1)	Other comprehensive income (“OCI”).
(2)	The Company entered into and settled interest rate forwards in fiscal 2010 relating to the Company’s outstanding term debt (see note 15).
(3)	Excludes amounts related to ineffectiveness, as they were not significant.

Derivatives relating to the TRS and certain foreign currency contracts not designated as hedging instruments resulted in a loss of $2.9 million in fiscal 2012 (2011: gain of $5.9 million; 2010: gain of $3.7 million). The loss associated with the TRS of $1.8 million in fiscal 2012 (2011: gain of $5.0 million; 2010: gain of $3.7 million), was recognized in General and administrative expenses, and the loss relating to the foreign currency contracts of $1.1 million in fiscal 2012 (2011: gain of $0.9 million; 2010: nil), was recognized in Cost of sales in the Consolidated Statement of Operations.

NOTE 18 LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through fiscal 2052. Land and building leases generally have an initial term of 10 to 30 years, while land-only lease terms can extend longer. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

Assets leased under capital leases and included in property and equipment, but excluding leasehold improvements, consisted of the following:

	As at
	December 30, 2012	January 1, 2012
Buildings	$197,438	$177,465
Other(1)	9,083	9,292
Accumulated depreciation	(67,721)	(60,259)

Total	$138,800	$126,498

(1)	Includes capital leases of the Ad Fund (see note 23).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

No individual lease is material to the Company. Future minimum lease payments for all leases, and the present value of the net minimum lease payments for all capital leases as at December 30, 2012, were as follows:

	Capital Leases	Operating Leases
2013	$19,690	$92,368
2014	18,652	87,578
2015	18,315	88,416
2016	16,226	76,080
2017	13,923	65,026
Subsequent years	126,999	547,381

Total minimum lease payments	$213,805	$956,849

Amount representing interest	(100,588)

Present value of net minimum lease payments	113,217
Current portion	(8,834)

	$104,383

Of the total future minimum lease obligations noted above, the Company has minimum lease receipts under non-cancelable subleases with lessees of $140.1 million for capital leases and $528.5 million for operating leases.

Rent expense consists of rentals for premises and equipment leases. Rent expense is included in Operating expenses in the Consolidated Statement of Operations and amounted to:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Minimum rents	$96,482	$89,329	$84,836
Contingent rents	77,842	74,549	71,492

Total rent expense	$174,324	$163,878	$156,328

In connection with the franchising of certain restaurants, the Company has also leased or subleased land, buildings and equipment to these restaurant owners. Lease terms are generally 10 years with 1 or more 5 year renewal options. The restaurant owners bear the cost of maintenance, insurance and property taxes.

Company assets under lease or sublease included in Property and equipment, net in the Consolidated Balance Sheet, consisted of the following:

	As at
	December 30, 2012	January 1, 2012
Land	$180,073	$174,292
Buildings and leasehold improvements	1,318,194	1,228,026
Restaurant equipment	70,645	62,993

	1,568,912	1,465,311
Accumulated depreciation	(604,703)	(538,511)

	$964,209	$926,800

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

At December 30, 2012, future minimum lease receipts, excluding any contingent rent, were as follows:

Operating Leases
2013	$232,144
2014	200,756
2015	169,127
2016	135,333
2017	108,221
Subsequent years	229,681

Total	$1,075,262

Rental income for each year is included in Rents and royalties revenues in the Consolidated Statement of Operations and amounted to:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Minimum rents	$300,021	$291,557	$268,980
Contingent rents	257,594	242,101	235,056

Total rental income	$557,615	$533,658	$504,036

NOTE 19 COMMITMENTS AND CONTINGENCIES

On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings have led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, asserted damages of approximately $1.95 billion. Those damages were claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May 2009, and the Company filed its responding materials as well as a motion for summary judgment in November 2009. The 2 motions were heard in August and October 2011. On February 24, 2012, the Court granted the Company’s motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. The Court also found that certain aspects of the test for certification of the action as a class proceeding had been met, but all of the underlying claims were nonetheless dismissed as part of the aforementioned summary judgment decision.

While the Court found in favour of the Company on all claims, the plaintiffs appealed from the summary judgment decision with respect to some of the claims for breach of contract and with respect to the claim for breach of the duty of good faith. The appeal was heard in December 2012 at which time the Court of Appeal for Ontario dismissed all claims in their entirety. The plaintiffs have filed an application to seek leave to appeal to the Supreme Court of Canada. If leave is granted and the appeal determined adversely to the Company, the matter could ultimately proceed to trial. The Company continues to believe that it would have good and tenable defenses if leave to appeal were granted, the plaintiffs were successful in the appeal, and the matters were to proceed to trial. However, if the matters were determined adversely to the Company at trial and that determination was upheld after all avenues of appeal were exhausted, it is possible that the claims could have a material adverse impact on the Company’s financial position or liquidity.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

In addition, the Company is party to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of any outstanding legal proceedings based on the amounts that are determined by the Company to be reasonably probable and estimable are not significant and are included in Accounts payable in the Consolidated Balance Sheet. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s consolidated financial statements.

The Company has entered into purchase arrangements with some of its suppliers for terms which generally do not exceed 1 fiscal year. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

NOTE 20 COMMON SHARES

Share repurchase programs

On February 23, 2012, the Company obtained regulatory approval from the TSX to commence a new share repurchase program (the “2012 Program”) for up to $200.0 million in common shares. The Company’s common shares have been purchased under the 2012 Program through a combination of 10b5-1 automatic trading plan purchases, private agreements with an arm’s length third party seller, and/or purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases have been made on the TSX, the New York Stock Exchange (“NYSE”) and/or other Canadian marketplaces, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. The 2012 Program commenced on March 5, 2012 and was completed on December 28, 2012, as the $200.0 million total repurchase limit was reached. Common shares purchased pursuant to the 2012 Program have been cancelled.

Shares held in the Trust

The Company established the Trust, which purchases shares on the open market to satisfy the Company’s obligation to deliver shares to settle the awards for most Canadian employees (see note 21). The cost of the purchase of common shares held by the Trust has been accounted for as a reduction in outstanding common shares. These shares will be held by the Trust until the RSUs vest, at which time they will be disbursed to certain Canadian employees. Occasionally, the Trust may sell shares to the Company to facilitate the remittance of the associated employee withholding obligations.

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

The Rights will become exercisable and begin to trade separately from the associated common shares at the “Separation Time,” which is generally the close of business on the tenth trading day after the earliest to occur of: (a) a public announcement that a person or a group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding common shares other than as a result of: (i) a reduction in the number of common shares outstanding; (ii) a Permitted Bid or Competing Permitted Bid (both as defined in the Rights Plan); (iii) acquisitions of common shares in respect of which the Company’s

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Board of Directors has waived the application of the Rights Plan; or (iv) other specified exempt acquisitions in which shareholders participate on a pro rata basis; (b) the date of commencement of, or the first public announcement of an intention of any person to commence, a take-over bid where the common shares subject to the bid, together with common shares owned by that person (including affiliates, associates and others acting jointly or in concert therewith) would constitute 20% or more of the outstanding common shares; and (c) the date upon which a Permitted Bid or Competing Permitted Bid ceases to be such.

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

The Rights Plan will remain in effect until September 28, 2018, subject to being reconfirmed by the Company’s shareholders every 3 years, commencing in fiscal 2015.

NOTE 21 STOCK-BASED COMPENSATION

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Restricted stock units	$9,537	$6,247	$6,475
Stock options and tandem SARs	1,599	9,055	5,838
Deferred stock units	726	2,021	1,950

Total stock-based compensation expense(1)	$11,862	$17,323	$14,263

(1)	Generally included in General and administrative expenses in the Consolidated Statement of Operations.

Total share-based awards of 1.1 million have been made under the 2006 Plan during years 2010 through May 10, 2012, and 0.4 million have been made under the 2012 Plan since May 10, 2012, to officers and certain employees, of which 0.6 million were granted as RSUs and 0.9 million as stock options with tandem SARs. Dividend equivalent rights have accrued on the RSUs.

The 2012 Plan authorizes up to a maximum of 2.9 million common shares of the Company for grants of awards. Awards that remained available to be granted under the 2006 Plan as of May 10, 2012 (the “Effective Date”), as well as awards granted under the 2006 Plan that are forfeited, or otherwise cease to be subject to such awards following the Effective Date (other than to the extent they are exercised for or settled in vested and non-forfeitable common shares) shall be transferred to and may be made available as awards under the 2012 Plan, provided that the aggregate number of common shares authorized for grants of awards under the 2012 Plan shall not exceed 2.9 million common shares. The terms of the 2006 Plan shall continue to govern awards granted under the 2006 Plan prior to the Effective Date. Following the Effective Date, no further awards will be made under the 2006 Plan. As at December 30, 2012, there were outstanding equity awards covering 1.4 million common shares under the 2012 Plan.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The Company uses TRS as economic hedges for a portion of its outstanding stock options with tandem SARs and substantially all of its DSUs (see note 17).

Restricted stock units

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance as at January 3, 2010	312	$31.15
Granted	189	35.04
Dividend equivalent rights	5	36.55
Vested and settled	(204)	32.48
Forfeited	(9)	31.38

Balance as at January 2, 2011	293	$32.83
Granted	165	45.76
Dividend equivalent rights	5	45.53
Vested and settled	(138)	30.24
Forfeited	(19)	36.69

Balance as at January 1, 2012	306	$40.91
Granted	192	54.49
Dividend equivalent rights	6	50.30
Vested and settled (1)	(160)	36.72
Forfeited	(32)	46.35

Balance as at December 30, 2012(2)	312	$50.91

(1)	Total grant value of RSUs that vested and were settled in fiscal 2012 was $5.8 million (2011: $4.2 million).
(2)

Total unrecognized compensation cost related to non-vested RSUs outstanding was $4.6 million (2011: $4.9 million) and is expected to be recognized over a weighted-average period of 1.5 years (2011: 1.4 years). The Company expects substantially all of the outstanding RSUs to vest.

Deferred stock units

	Deferred Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance as at January 3, 2010	83	$32.64
Granted	28	36.00
Dividend equivalent rights	1	36.98
Settled	(5)	32.51

Balance as at January 2, 2011	107	$33.57
Granted	22	46.13
Dividend equivalent rights	2	45.78

Balance as at January 1, 2012	131	$35.80
Granted	14	51.07
Dividend equivalent rights	2	53.59
Settled	(9)	37.36

Balance as at December 30, 2012(1)	138	$37.56

(1)	Total fair value liability for DSUs was $6.7 million (2011: $6.5 million) and is included in Other long-term liabilities in the Consolidated Balance Sheet.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Stock options and tandem stock appreciation rights

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance as at January 3, 2010	727	$29.86
Granted	403	35.23
Exercised(1)	(35)	28.87
Forfeited	(9)	32.24

Balance as at January 2, 2011	1,086	$31.87
Granted	339	45.76
Exercised(1)	(224)	30.56
Forfeited	(19)	35.10

Balance as at January 1, 2012	1,182	$36.05
Granted	254	54.86
Exercised(1)	(218)	31.64
Forfeited	(46)	41.66

Balance as at December 30, 2012(2)(3)(4)	1,172	$40.73

(1)	Total cash settlement of $4.2 million of SARs in fiscal 2012 (2011: $3.7 million; 2010: $0.3 million). The associated options were cancelled.
(2)	Total fair value liability for stock options/SARs outstanding was $10.8 million (2011: $13.4 million) and is included in Other long-term liabilities in the Consolidated Balance Sheet.
(3)	A total of 0.4 million stock options/SARs vested in fiscal 2012 (2011: 0.4 million), with an intrinsic value of $5.3 million (2011: $6.5 million).
(4)

Total unrecognized compensation cost related to non-vested stock options outstanding was $1.4 million (2011: $3.6 million) and is expected to be recognized over a weighted-average period of 1.5 years (2011: 1.7 years). The Company expects substantially all of the outstanding stock options with tandem SARs to vest.

The following table provides a summary of stock options/SARs outstanding:

Stock option/SARs Expiration Date	Stock Options with SARs	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life
	(in thousands)	(in dollars)	(in thousands)	(in years)
May 15, 2015	80	$33.02	$1,236	2.4
May 15, 2016	233	28.87	4,579	3.4
May 15, 2017	302	35.23	4,013	4.4
May 15, 2018	311	45.76	853	5.4
May 15, 2019	246	54.86	0	6.4

Total stock options/SARs outstanding as at December 30, 2012	1,172	$40.73	$10,681	4.7

Total stock options/SARs exercisable as at December 30, 2012	594	$34.22	$8,483	3.9

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The fair value of these awards was determined at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model, using the following assumptions:

	Year ended
	December 30, 2012	January 1, 2012
Expected share price volatility (1)	9% – 20%	16% – 22%
Risk-free interest rate(2)	1.1% – 1.3%	1.0% – 1.1%
Expected life(3)	1.0 – 4.0 years	1.7 – 3.9 years
Expected dividend yield(4)	1.8%	1.4%
Closing share price (in dollars)(5)	$48.51	$49.36

(1)	Estimated by using the Company’s historical share price volatility for a period similar to the expected life of the option as determined below.
(2)

Referenced from Government of Canada bonds with a maturity period similar to the expected life of the options. If an exact match in maturity was not found, the closest two maturities, one before and one after the expected life of the options, were used to extrapolate an estimated risk-free rate.

(3)	Based on historical experience.
(4)	Based on current, approved dividends expressed as a percentage of either the exercise price or the closing price at the end of the period, depending on the date of the assumption.
(5)	The closing share price is quoted from the TSX.

For purposes of the pricing model, grants are segregated by grant date and based on retirement eligibility, and the assumptions are adjusted accordingly. All stock options with tandem SARs granted to date vest over 3 years and expire 7 years from the date of issuance, provided that if an employee retires, the term decreases to the earlier of 4 years after retirement or expiration of the original term.

NOTE 22 RETIREMENT PLANS

Certain Company employees participate in various defined contribution plans. Costs for Company employees participating in these plans were approximately $7.5 million for fiscal 2012 (2011 and 2010: $6.9 million); these costs were recognized primarily in General and administrative expenses in the Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 23 VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Year-ended
	December 30, 2012
	Restaurant VIEs(1)	Advertising fund VIEs	Total VIEs
Sales	$338,005	$0	$338,005
Advertising levies(2)	0	5,624	5,624

Total revenues	338,005	5,624	343,629
Cost of sales	332,151	0	332,151
Operating expenses(2)	0	4,602	4,602

Operating income	5,854	1,022	6,876
Interest expense(2)	0	1,022	1,022

Income before taxes	5,854	0	5,854
Income taxes	973	0	973

Net income attributable to noncontrolling interests	$4,881	$0	$4,881

	Year-ended
	January 1, 2012			January 2, 2011
	Restaurant VIEs(1)	Advertising fund VIEs	Total VIEs	Restaurant VIEs & Other(1)(3)	Advertising fund VIEs	Total VIEs
Sales	$282,384	$0	$282,384	$298,960	$0	$298,960
Advertising levies(2)	0	634	634	0	671	671

Total revenues	282,384	634	283,018	298,960	671	299,631
Cost of sales	277,953	0	277,953	272,426	0	272,426
Operating expenses(2)	0	634	634	0	671	671
Other expense	900	0	900	0	0	0

Operating income	3,531	0	3,531	26,534	0	26,534
Interest expense(2)	138	0	138	(234)	0	(234)

Income before taxes	3,393	0	3,393	26,768	0	26,768
Income taxes	457	0	457	3,609	0	3,609

Net income attributable to noncontrolling interests	$2,936	$0	$2,936	$23,159	$0	$23,159

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.
(2)

Primarily relates to advertising levies, depreciation and interest costs associated with the Expanded Menu Board Program. Advertising levies are recognized in Rents and royalties in the Consolidated Statement of Operations.

(3)	Includes net revenues and operating income related to Maidstone Bakeries of $24.4 million up to October 29, 2010, the date of disposition of the 50% joint venture interest (see note 4).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

The following table presents assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds, on a gross basis, prior to consolidation adjustments:

	As at
	December 30, 2012		January 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$10,851	$0	$11,186	$0
Advertising fund restricted assets—current	0	45,337	0	37,765
Other current assets	6,770	0	6,142	0
Property and equipment, net(1)	19,536	57,925	19,492	20,814
Other long-term assets(2)	572	2,095	312	2,850

Total assets	$37,729	$105,357	$37,132	$61,429

Notes payable to Tim Hortons Inc.—current(2)	$13,637	$0	$15,370	$0
Advertising fund liabilities—current(3)	0	44,893	0	59,420
Other current liabilities(2)(4)	14,548	9,919	15,062	265
Notes payable to Tim Hortons Inc.—long-term(2)	804	0	849	0
Long-term debt(4)	0	46,849	0	0
Other long-term liabilities	5,887	3,696	3,966	1,744

Total liabilities	34,876	105,357	35,247	61,429

Equity of VIEs	2,853	0	1,885	0

Total liabilities and equity	$37,729	$105,357	$37,132	$61,429

(1)

Equipment of $53.4 million has been purchased cumulatively since fiscal 2011 in relation to the Expanded Menu Board Program. In fiscal 2012, $49.0 million is recognized in Capital expenditures in the Consolidated Statement of Cash Flows (2011: $4.4 million).

(2)

Various assets and liabilities are eliminated upon the consolidation of VIEs, the most significant of which are the FIP Notes payable to Tim Hortons Inc., which reduce the Notes receivable, net reported in the Consolidated Balance Sheet (see note 7).

(3)	Fiscal 2011 includes $10.0 million of borrowings related to the Expanded Menu Board Program (see note 15).
(4)

Fiscal 2012 includes $56.5 million of debt relating to the Expanded Menu Board Program, of which $9.7 million is recognized in Other current liabilities with the remainder recognized as Long-term debt (see note 15).

The Company has consolidated 365 (2011: 309) restaurants as at December 30, 2012 or approximately 8.6% (2011: 7.7%) of the Company’s total systemwide restaurants.

The Company has no equity interest in any of its consolidated Non-owned restaurants. Other than a limited number of lease and debt repayment guarantees provided for specific restaurant owners, none of the Company’s assets serve as collateral for the consolidated Non-owned restaurants, and creditors of these VIEs have no recourse to the Company. The guarantees provided for debt repayment as at December 30, 2012 and January 1, 2012 were not significant. The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims by the Company’s creditors as they are not legally included within the Company’s general assets.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Advertising funds

	Year-ended
	December 30, 2012	January 1, 2012	January 2, 2011
Company contributions to Canadian and US advertising funds	$10,813	$10,487	$4,156
Contributions from consolidated Non-owned restaurants	12,545	10,466	9,534

Total contributions	$23,358	$20,953	$13,690

These advertising funds spent $230.3 million in fiscal 2012 (2011: $215.0 million; 2010: $198.4 million).

The following table summarizes actual contribution rates, based on a percentage of restaurant sales, to the advertising funds for franchised and Company-operated restaurants:

	Advertising Fund contribution rate(1) as of year-end
	2012	2011	2010
Canada	3.5%	3.5%	3.5%
U.S.	4.0%	4.0%	4.0%

(1)

Franchise and license agreements require contributions of up to 4.0% of restaurant sales. Contribution rates for Canadian restaurant owners have been voluntarily reduced to 3.5% of restaurant sales, but the Company retains the right to remove this voluntary rate reduction at any time.

The Trust

The cost of the shares held by the Trust of $13.4 million as at December 30, 2012 (2011: $10.1 million) has been accounted for as a reduction in outstanding common shares in the Consolidated Balance Sheet.

VIEs for which the Company is not the primary beneficiary

Certain real estate ventures, including TIMWEN Partnership, are accounted for using the equity method (see note 13), based on the Company’s ownership percentages, and are included in Equity investments in the Consolidated Balance Sheet. The maximum exposure to potential losses associated with these non-consolidated VIEs is limited to the Company’s equity investments, which amounted to $41.3 million as at December 30, 2012 (2011: $43.0 million). See note 25 for additional disclosure regarding transactions with TIMWEN Partnership.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 24 SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry. The chief decision maker views and evaluates the Company’s reportable segments as the geographic locations of Canada and the U.S. Each segment includes the operating results of all manufacturing and distribution operations that are located in their respective geographic locations.

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenues(1)
Canada(2)	$2,610,886	$2,413,435	$2,113,748
U.S.	165,989	156,513	123,116

Total reportable segments	2,776,875	2,569,948	2,236,864
VIEs	343,629	283,018	299,631

Total	$3,120,504	$2,852,966	$2,536,495

Segment operating income (loss)
Canada(2)	$637,262	$607,749	$916,877
U.S(3)(4)	16,506	15,106	(18,363)

Reportable segment operating income	653,768	622,855	898,514
VIEs(5)(6)	6,876	3,531	26,534
Corporate charges(7)	(66,119)	(56,911)	(52,810)

Consolidated operating income	594,525	569,475	872,238
Interest, net	(30,413)	(25,873)	(24,180)

Income before income taxes	$564,112	$543,602	$848,058

Capital expenditures
Canada(8)	$175,810	$142,713	$105,670
U.S.	59,998	38,554	27,242

	$235,808	$181,267	$132,912

(1)	Inter-segment revenues have been eliminated.
(2)

Includes $361.1 million gain on sale of the Company’s 50% joint-venture interest in Maidstone Bakeries, partially offset by $30.0 million committed to restaurant owners in fiscal 2010, which was recognized as a reduction in revenues.

(3)

Fiscal 2011 includes asset impairment charges of $1.0 million which primarily reflected real estate values then current in the Company’s Portland market, and the reversal of approximately $1.5 million of accrued closure costs upon the substantial conclusion of closure activities related to the Company’s New England markets. Both items are included in Asset impairment and closure costs, net in the Consolidated Statement of Operations.

(4)	Includes an asset impairment charge and closure costs of $28.3 million in fiscal 2010 related to the Company’s Portland, Providence and Hartford markets.
(5)	Includes an asset impairment charge of $0.9 million in fiscal 2011 related to VIEs in the Portland market.
(6)	Includes operating income of $24.4 million from Maidstone Bakeries in fiscal 2010.
(7)

Corporate charges include certain overhead costs which are not allocated to individual business segments, the impact of certain foreign currency exchange gains and losses, and the net operating results from the

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Company’s Irish, United Kingdom and GCC international operations, which continue to be managed corporately. In fiscal 2012, corporate charges include $18.9 million of corporate reorganization expenses and, in fiscal 2011, $6.3 million of severance charges, advisory fees, and related costs and expenses related to the separation agreement with our former President and Chief Executive Officer (“CEO Separation Agreement”).
(8)	Includes $49.0 million of capital spending in fiscal 2012 related to the Ad Fund (2011: $4.4 million).

The following table provides a reconciliation of total reportable segment property and equipment, net and total assets to total consolidated Property and equipment, net and consolidated Total assets, respectively:

	As at
	December 30, 2012	January 1, 2012	January 2, 2011
Total Property and equipment, net
Canada(1)	$1,129,531	$1,060,341	$984,968
U.S.(1)	381,470	352,599	324,600

Total reportable segment property and equipment, net	1,511,001	1,412,940	1,309,568
VIE property and equipment, net	16,254	15,435	25,252
Corporate property and equipment, net	26,053	35,390	38,850

Consolidated Property and equipment, net	$1,553,308	$1,463,765	$1,373,670

	As at
	December 30, 2012	January 1, 2012	January 2, 2011
Total Assets
Canada(1)	$1,742,667	$1,653,371	$1,658,856
U.S.(1)	468,485	457,079	424,089

Total reportable segment assets	2,211,152	2,110,450	2,082,945
VIE assets	34,105	32,909	37,868
Corporate assets(2)	38,922	60,591	360,703

Consolidated Total assets	$2,284,179	$2,203,950	$2,481,516

(1)	The assets of the Canadian and U.S. advertising funds are reflected as part of their respective geographic locations.
(2)	Corporate assets include a nominal amount of assets related to the Company’s Irish, United Kingdom and GCC international operations, which continue to be managed corporately.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts are as follows:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Depreciation and amortization
Canada	$95,812	$85,409	$78,279
U.S.	24,485	21,041	21,394

Total reportable segments	120,297	106,450	99,673
VIEs	6,352	2,817	12,112
Corporate	5,518	6,602	6,600

	$132,167	$115,869	$118,385

U.S. Asset impairment	$0	$1,850	$17,770

Consolidated Sales and Cost of sales consisted of the following:

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Sales
Distribution sales(1)	$1,860,683	$1,705,692	$1,434,104
Company-operated restaurant sales	26,970	24,094	22,186
Sales from VIEs	338,006	282,384	298,954

	2,225,659	2,012,170	1,755,244

(1)	Fiscal 2010 included $30.0 million committed to restaurant owners from the Maidstone Bakeries disposition, which was recognized as a reduction in revenues.

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cost of sales
Distribution cost of sales	$1,633,169	$1,503,235	$1,279,911
Company-operated restaurant cost of sales	28,857	24,720	22,514
Cost of sales from VIEs	297,390	246,152	224,980

Total Cost of sales	$1,959,416	$1,774,107	$1,527,405

NOTE 25 RELATED PARTY TRANSACTIONS

Included in contingent rent expense (see note 18) are expenses associated with the Company’s 50-50 joint venture with Wendy’s for fiscal 2012 of $25.1 million (2011: $24.7 million). The Company had $2.0 million of accounts payable outstanding with this joint venture as at December 30, 2012 (2011: $2.6 million) and accounts receivable from this joint venture of $0.3 million (2011: $0.3 million).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

(in thousands of Canadian dollars, except share and per share data)

NOTE 26 QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012
	Q1	Q2	Q3	Q4
Revenues
Sales	$523,302	$563,772	$568,541	$570,044
Franchise revenues
Rents and royalties	180,186	198,973	201,556	200,277
Franchise fees	17,796	22,836	31,943	41,278

	197,982	221,809	233,499	241,555

Total revenues	721,284	785,581	802,040	811,599
Corporate reorganization expense(1)	0	(1,277)	(8,565)	(9,032)
Asset impairment and closure costs, net(2)	0	372	0	0
Other costs and expenses, net	(589,661)	(625,837)	(639,816)	(652,163)

Operating income	$131,623	$158,839	$153,659	$150,404

Net income attributable to Tim Hortons Inc.	$88,779	$108,067	$105,698	$100,341

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.56	$0.69	$0.68	$0.65

	2011
	Q1	Q2	Q3	Q4
Revenues
Sales	$454,477	$498,058	$511,488	$548,147
Franchise revenues
Rents and royalties	167,830	185,389	188,956	191,042
Franchise fees	21,180	19,313	26,486	40,600

	189,010	204,702	215,442	231,642

Total revenues	643,487	702,760	726,930	779,789
Asset impairment and closure costs, net(2)	0	0	(372)	0
Other costs and expenses, net(3)	(522,884)	(559,542)	(573,752)	(626,941)

Operating income	$120,603	$143,218	$152,806	$152,848

Net income attributable to Tim Hortons Inc.	$80,679	$95,549	$103,631	$102,953

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.48	$0.58	$0.65	$0.65

(1)	See note 2.
(2)	See note 3. The reversal of asset impairment and closure costs recognized in the second quarter of 2012 was previously classified within Other income, net in our quarterly reporting.
(3)	The second quarter of 2011 includes $6.3 million related to the CEO Separation Agreement ($4.6 million after tax).

SCHEDULE II

TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions)	Balance at End of Year
Fiscal year ended December 30, 2012:
Deferred tax asset valuation allowance	$40,494	$6,431	$(7,735)	$39,190
Allowance for doubtful accounts and notes	3,239	890	(1,094)	3,035
Inventory reserve	844	1,238	(1,067)	1,015

	$44,577	$8,559	$(9,896)	$43,240

Fiscal year ended January 1, 2012:
Deferred tax asset valuation allowance	$37,471	$2,226	$797	$40,494
Allowance for doubtful accounts and notes	1,484	4,651	(2,896)	3,239
Inventory reserve	1,052	689	(897)	844

	$40,007	$7,566	$(2,996)	$44,577

Fiscal year ended January 2, 2011:
Deferred tax asset valuation allowance	$58,639	$(18,938)	$(2,230)	$37,471
Allowance for doubtful accounts and notes	1,794	684	(994)	1,484
Inventory reserve	2,181	36	(1,165)	1,052

	$62,614	$(18,218)	$(4,389)	$40,007

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	December 30, 2012	January 1, 2012
Valuation allowance, deferred income taxes	$39,190	$40,494
Deducted from accounts receivable and notes receivable, net	3,035	3,239
Deducted from inventories and other, net	1,015	844

	$43,240	$44,577

Report of Independent Registered Public Accounting Firm

To the Shareholders of Tim Hortons Inc.

We have audited the accompanying consolidated balance sheets of Tim Hortons Inc. and its subsidiaries as at December 30, 2012 and January 1, 2012 and the related consolidated statement of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 30, 2012. In addition, we have audited the financial statement schedule listed in the accompanying index of the Annual Report on Form 10-K. We also have audited Tim Hortons Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and the financial statement schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries as of December 30, 2012 and January 1, 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, Tim Hortons Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

(Signed) PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

February 21, 2013

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

As of December 30, 2012, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 30, 2012, that such disclosure controls and procedures were effective.

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

As of December 30, 2012, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2012.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 30, 2012, as stated in their report set forth in Part II, Item 8 of this Form 10-K on pages 139-140 hereof.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information set forth below, will be included in the Company’s Form 10-K/A which will be filed no later than 120 days after December 30, 2012. Such information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Paul D. House	69	Executive Chairman, President and Chief Executive Officer	1985
Cynthia J. Devine	48	Chief Financial Officer	2003
David F. Clanachan	51	Chief Operations Officer	1997
William A. Moir	64	Chief Brand and Marketing Officer	1990
Roland M. Walton	57	President, Tim Hortons Canada	1997
Jill E. Aebker	41	Executive Vice President, General Counsel and Secretary	2006
Michel Meilleur	41	Executive Vice President, Tim Hortons U.S.	2008
Brigid V. Pelino	49	Executive Vice President, Human Resources	2008

Paul D. House joined the Company as Vice President of Marketing in 1985 and occupied various senior management positions leading to his appointment in January 1993 as Chief Operating Officer. He then became President and Chief Operating Officer in 1995, and Chief Executive Officer in November 2005. Mr. House was named Chairman of the Board in February 2007. He was a director on the Wendy’s Board from 1998 through February 2007. Mr. House is a member of the Board of Directors of the Tim Horton Children’s Foundation and serves on the Board of Trustees of Brock University, as well as the Advisory Board for Brock University Business School. Mr. House joined Dairy Queen® Canada in 1972 and held various management positions with that company, including Vice-President of Canadian Operations, responsible for the business in Canada. Mr. House holds a B.A. in Economics from McMaster University. On March 1, 2008, Mr. House became Executive Chairman of the Company’s Board of Directors. Effective as of May 24, 2011, Mr. House was appointed to serve as the President and Chief Executive Officer of the Company.

Cynthia J. Devine joined the Company in 2003 as Senior Vice President of Finance and Chief Financial Officer, responsible for overseeing accounting, financial reporting, investor relations, financial planning and analysis, treasury, internal audit, tax and information systems for the Company. She was promoted to Executive Vice President of Finance and Chief Financial Officer in April 2005. As of May 1, 2008, Ms. Devine was appointed as Chief Financial Officer and assumed additional accountability for the Company’s manufacturing operations and vertical integration strategy. These manufacturing operations include Maidstone Coffee, Fruition, Fruits and Fills, a fondant and fills facility, and the coffee plant in Hamilton, Ontario. As of August 2012, Ms. Devine also assumed accountability for the Company’s supply chain. Prior to joining the Company, Ms. Devine served as Senior Vice President, Finance for Maple Leaf Foods®, a large Canadian food processing company, and from 1999 to 2001, held the position of Chief Financial Officer for Pepsi-Cola® Canada. Ms. Devine, a Canadian Chartered Accountant, holds an Honours Business Administration degree from the Richard Ivey School of Business at the University of Western Ontario. Ms. Devine was a member of the Board of Directors of ING Direct® Canada until December 2012 and became a member of the Board of Directors of Empire Company Limited in early 2013. In August 2011, Ms. Devine was elected as a Fellow of the Canadian Institute of Chartered Accountants for contributions to the Chartered Accountant profession.

David F. Clanachan joined the Company in 1992 and held various positions in the Operations Department until he was promoted to the position of Vice President, Operations—Western Ontario in 1997. Prior to that time, he was a Director of Operations for an international food company, with approximately 12 years of experience in the industry. In August 2001, he was promoted to the position of Executive Vice President of Training,

Operations Standards and Research & Development and to Chief Operations Officer, United States and International, in May 2008. As of August 8, 2012, Mr. Clanachan was appointed as Chief Operations Officer and has executive accountability for all of the Company’s operating businesses, including Canada, the United States and International. Mr. Clanachan holds a Bachelor of Commerce degree from the University of Windsor. Mr. Clanachan serves on the School of Hospitality and Tourism, Management Policy Advisory Board for the University of Guelph and as a director of the Canadian Hospitality Foundation.

William A. Moir joined the Company in 1990 as Vice President of Marketing, and was promoted to Executive Vice President of Marketing in 1997. As of May 1, 2008, Mr. Moir was appointed as Chief Brand and Marketing Officer, and as the President of the Tim Horton Children’s Foundation and assumed responsibility for research and development, aligning product research and innovation programs with the Company’s brand and marketing activities. Prior to joining the Company, Mr. Moir gained extensive marketing management experience, holding key positions with K-Tel®, Shell Oil® and Labatt Breweries®. He is a director and past Chairman of the Coffee Association of Canada, a director of The Trillium Health Centre Foundation, a director of the Baycrest Foundation, as well as the President of, and a member of the Board of Directors of, the Tim Horton Children’s Foundation. Mr. Moir holds an Honours Business degree from the University of Manitoba.

Roland M. Walton joined the Company in 1997 as Executive Vice President of Operations, responsible for operations in both Canada and the U.S. and was appointed as Chief Operations Officer, Canada, in May 2008. As of August 8, 2012, Mr. Walton was appointed as President, Tim Hortons Canada. Mr. Walton directly oversees operations, restaurant development and growth strategy for the Canadian segment and also assumed responsibility for operations standards and training for the Tim Hortons brand. His restaurant industry experience includes Wendy’s Canada, Pizza Hut® Canada and Pizza Hut USA. In 1995, Mr. Walton held the position of Division Vice President for Pizza Hut USA’s Central Division. Mr. Walton holds a Bachelor of Commerce degree from the University of Guelph.

Jill E. Aebker joined the Company in 2006 as Senior Counsel, Securities, Corporate Administration and Assistant Secretary, and shortly thereafter became Associate General Counsel and Assistant Secretary, after which she has been promoted to positions of progressive accountability including Corporate Secretary in March 2008, Deputy General Counsel and Secretary in February 2010, Senior Vice President, Legal and Secretary in October 2011 and Senior Vice President, General Counsel and Secretary in February 2012. Ms. Aebker was appointed as Executive Vice President, General Counsel and Corporate Secretary as of August 8, 2012, and as Chief Compliance Officer and Chief Risk and Privacy Officer as of October 15, 2012. Prior to joining the Company, Ms. Aebker was corporate counsel at Wendy’s International, Inc. and practiced corporate and health care law for Squire Sanders LLP and Eastman & Smith Ltd. Ms. Aebker holds a Juris Doctor degree, a Master of Health Administration degree, and a Bachelor of Arts degree, all from The Ohio State University.

Michel Meilleur joined the Company in 1994 as a restaurant manager, and has since held several positions including District Manager, Director of Operations, Director of Training and Vice President of Strategic Projects. In 2004, he was promoted to Regional Vice President of Operations where he led the growth and development of the Company’s eastern U.S. region. In 2009, he assumed responsibility for all U.S. operations and relocated to the U.S. headquarters located in Dublin, Ohio. On August 8, 2012, Mr. Meilleur was appointed Executive Vice President, Tim Hortons U.S. and leads all aspects of the U.S. business. Mr. Meilleur holds an Honors Bachelor of Business Administration Degree with a minor in Psychology from Wilfrid Laurier University.

Brigid V. Pelino joined the Company in 2001 as Vice President, Human Resources, with responsibility for all aspects of Human Resource strategy for Canada, United States and internationally and was promoted to Senior Vice President, Human Resources in May 2008. As of August 8, 2012, Ms. Pelino was appointed as Executive Vice President, Human Resources. Prior to joining the Company, Ms. Pelino worked in increasingly senior level Human Resource positions for Canadian Tire Corporation®, Honeywell International® and General Electric®. Ms. Pelino holds an Honours Bachelors degree in Economics and Accounting and a Masters degree in Industrial Relations, both from the University of Toronto.

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

Section 303A.11 of the NYSE Listed Company Manual

The Company is a Canadian reporting issuer and qualifies as a foreign private issuer for the purposes of the Exchange Act. Its common shares are listed on the NYSE and the TSX. As a result, the Company is subject to, and complies with, a number of legislative and regulatory corporate governance requirements, policies and guidelines, including those of the TSX, the Canadian Securities Administrators, the NYSE and the SEC, as applicable. In recent years, these legislative and regulatory bodies have proposed and, in many cases, implemented a number of rules, regulations and policies in the area of corporate governance. These include the corporate governance listing standards of the NYSE, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform Act and the guidelines contained in National Policy 58-201 Corporate Governance Guidelines and disclosure requirements contained in National Instrument 58-101 Disclosure of Corporate Governance Practices.

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

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We will be providing information required by Items 6.B and 6.E.2 of Form 20-F in our management proxy circular for our annual and special meeting of our shareholders and filing it with the System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, we will be furnishing our management proxy circular to the SEC on Form 8-K. Our executive compensation disclosure will be in compliance with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. Although we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, we generally attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure. Information relating to executive compensation will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 30, 2012. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 30, 2012. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 30, 2012. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	and (2)—The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.

Report of Independent Registered Public Accounting Firm.

Consolidated Statement of Operations—Years ended December 30, 2012, January 1, 2012, and January 2, 2011.

Consolidated Balance Sheet—December 30, 2012 and January 1, 2012.

Consolidated Statement of Cash Flows—Years ended December 30, 2012, January 1, 2012, and January 2, 2011.

Consolidated Statement of Stockholders’ Equity—Years ended December 30, 2012, January 1, 2012, and January 2, 2011.

Consolidated Statement of Comprehensive Income—Years ended December 30, 2012, January 1, 2012, and January 2, 2011.

Notes to the Consolidated Financial Statements.

Schedule II—Valuation and Qualifying Accounts.

(3)	Listing of Exhibits—See Index to Exhibits.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are denoted in the Index to Exhibits beginning on page 148.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 148.

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

TIM HORTONS INC.

By:	/s/ PAUL D. HOUSE 2/21/13
Paul D. House President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. HOUSE	2/21/13		/s/ CYNTHIA J. DEVINE	2/21/13

Paul D. House Director, Executive Chairman of the Board, and President and Chief Executive Officer			Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

/s/ M. SHAN ATKINS*	2/21/13		/s/ MICHAEL J. ENDRES*	2/21/13

M. Shan Atkins, Director			Michael J. Endres, Director

/s/ MOYA M. GREENE*	2/21/13		/s/ FRANK IACOBUCCI*	2/21/13

Moya M. Greene, Director			Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	2/21/13		/s/ DAVID H. LEES*	2/21/13

John A. Lederer, Director			David H. Lees, Director

/s/ RONALD W. OSBORNE*	2/21/13		/s/ WAYNE C. SALES*	2/21/13

Ronald W. Osborne, Director			Wayne C. Sales, Director

		*By:	/s/ PAUL D. HOUSE	2/21/13

Paul D. House Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated herein by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009 (File No. 001-32843).

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009 (File No. 000-53793).

3(b)	By-Law No. 1 of the Registrant	Incorporated herein by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009 (File No. 001-32843).

4(a)	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated herein by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009 (File No. 001-32843).

4(b)	Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010 (File No. 001-32843).

4(c)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010 (File No. 001-32843).

4(d)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010 (File No. 001-32843).

4(e)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010 (File No. 001-32843).

10(a)	Senior Revolving Credit Facility Agreement, dated as of December 13, 2010, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 16, 2010 (File No. 001-32843).

10(b)	Amendment to Senior Revolving Credit Facility Agreement, dated as of January 26, 2012, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named herein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2012 (File No. 001-32843).

Exhibit	Description	Where found

*10(c)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(d)	Form of Employment Agreement, as amended, by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(e)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10(z) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010
(File No. 001-32843).

*10(f)	Second Amendment to Employment Agreement, dated March 22, 2012, by and between The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 23, 2012 (File No. 001-32843).

*10(g)	Severance Agreement and Final Release, effective as of May 31, 2011, by and between Tim Hortons Inc. and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 6, 2011 (File No. 001-32843).

*10(h)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(i)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010	Incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010 (File No. 001-32843).

*10(j)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(k)	Form of Retention Agreement by and between the Company and David F. Clanachan, Cynthia J. Devine, William A. Moir, Roland M. Walton and certain other members of senior management	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(l)	Letter Agreement dated as of August 8, 2012 by and between the Company and William A. Moir	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

Exhibit	Description	Where found

*10(m)	Employment (and Post-Employment) Covenants Agreement dated as of August 8, 2012 by and between the Company and William A. Moir	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(n)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010 (File No. 001-32843).

*10(o)	2012 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2012 (File No. 001-32843).

*10(p)	Executive Annual Performance Plan, as amended effective August 9, 2012	Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(q)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, as amended effective February 23, 2012	Incorporated herein by reference to Exhibit 10(m) to the Annual Report on Form 10-K of the Registrant filed with the Commission on February 28, 2012 (File No. 001-32843).

*10(r)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009, as further amended and restated effective February 21, 2013	Filed herewith.

*10(s)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(t)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(u)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(v)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

10(w)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference to Exhibit 10.3 to Form S-1/A filed with the Commission on February 27, 2006 (File No. 333-130035).

Exhibit	Description	Where found

10(x)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007 (File No. 001-32843).

*10(y)	Form of Restricted Stock Unit Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010 (File No. 001-32843).

*10(z)	Form of Nonqualified Stock Option Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010 (File No. 001-32843).

*10(aa)	Form of Restricted Stock Unit Award Agreement (2010 Performance Award—Named Executive Officers)	Incorporated herein by reference to Exhibit 10(aa) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010 (File No. 001-32843).

*10(bb)	Form of Restricted Stock Unit Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011 (File No. 001-32843).

*10(cc)	Form of Nonqualified Stock Option Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011 (File No. 001-32843).

*10(dd)	Form of Restricted Stock Unit Award Agreement (2012 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(ee)	Form of Nonqualified Stock Option Award Agreement (2012 Award)	Incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(ff)	Acknowledgment, dated as of October 29, 2010, by and among CillRyan’s Bakery Limited, Prophy and Fosters Star Limited	Incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K for fiscal year ended January 2, 2011 filed with the Commission on February 25, 2011 (File No. 001-32843).

21	Subsidiaries of the Registrant	Filed herewith.

Exhibit	Description	Where found

23	Consent of PricewaterhouseCoopers LLP	Filed herewith.

24	Powers of Attorney	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Denotes management contract or compensatory arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”