Form 10-Q
period 2013-03-31
Tim Hortons Inc.
filed 2013-05-08
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common shares	153,113,384 shares

Exhibit Index on page 41.

TIM HORTONS INC. AND SUBSIDIARIES

On May 3, 2013, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9924 for Cdn$1.00.

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

We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators (“CSA”). All references to our websites contained herein do not constitute incorporation by reference of the information contained on the website and such information should not be considered part of this documents.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except per share data)

	First quarter ended
	March 31, 2013	April 1, 2012
Revenues
Sales (note 13)	$523,887	$523,302
Franchise revenues
Rents and royalties	187,454	180,186
Franchise fees	20,196	17,796

	207,650	197,982

Total revenues	731,537	721,284

Costs and expenses
Cost of sales (note 13)	461,354	464,920
Operating expenses	75,733	65,925
Franchise fee costs	22,552	20,282
General and administrative expenses	38,668	41,423
Equity (income)	(3,349)	(3,246)
Corporate reorganization expenses (note 2)	9,475	0
Other (income) expense, net	(813)	357

Total costs and expenses, net	603,620	589,661

Operating income	127,917	131,623
Interest (expense)	(8,663)	(7,898)
Interest income	928	711

Income before income taxes	120,182	124,436
Income taxes	33,259	34,457

Net income	86,923	89,979
Net income attributable to noncontrolling interests (note 12)	752	1,200

Net income attributable to Tim Hortons Inc.	$86,171	$88,779

Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.56	$0.57

Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.56	$0.56

Weighted average number of common shares outstanding (in thousands) — Basic (note 3)	153,091	156,993

Weighted average number of common shares outstanding (in thousands) — Diluted (note 3)	153,548	157,490

Dividends per common share	$0.26	$0.21

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	March 31, 2013	April 1, 2012
Net income	$86,923	$89,979
Other comprehensive income (loss)
Translation adjustments gain (loss)	8,177	(7,836)
Unrealized gains (losses) from cash flow hedges (note 8):
Gain (loss) from change in fair value of derivatives	2,772	(3,502)
Amount of gain (loss) reclassified to earnings during the year	663	(1,148)
Tax (expense) recovery on other comprehensive gain (loss) (note 8)	(992)	1,285

Other comprehensive income (loss)	10,620	(11,201)

Comprehensive income	97,543	78,778
Comprehensive income attributable to noncontrolling interests	752	1,200

Comprehensive income attributable to Tim Hortons Inc.	$96,791	$77,578

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	March 31, 2013	December 30, 2012
Assets
Current assets
Cash and cash equivalents	$74,641	$120,139
Restricted cash and cash equivalents	104,021	150,574
Accounts receivable, net	211,137	171,605
Notes receivable, net (note 4)	5,932	7,531
Deferred income taxes	7,758	7,142
Inventories and other, net (note 5)	108,796	107,000
Advertising fund restricted assets (note 12)	43,543	45,337

Total current assets	555,828	609,328
Property and equipment, net	1,570,769	1,553,308
Intangible assets, net	3,423	3,674
Notes receivable, net (note 4)	5,672	1,246
Deferred income taxes	10,716	10,559
Equity investments	41,644	41,268
Other assets	71,326	64,796

Total assets	$2,259,378	$2,284,179

Liabilities and equity
Current liabilities
Accounts payable (note 6)	$134,391	$169,762
Accrued liabilities
Salaries and wages	13,969	21,477
Taxes	15,002	8,391
Other (note 6)	149,581	197,871
Deferred income taxes	581	197
Advertising fund liabilities (note 12)	44,542	44,893
Current portion of long-term obligations	19,337	20,781

Total current liabilities	377,403	463,372

Long-term obligations
Long-term debt	358,470	359,471
Long-term debt – Advertising fund	46,411	46,849
Capital leases	107,725	104,383
Deferred income taxes	10,049	10,399
Other long-term liabilities (note 6)	113,020	109,614

Total long-term obligations	635,675	630,716

Commitments and contingencies (note 9)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares, Issued: 153,404,839 shares	435,033	435,033
Common shares held in Trust, at cost: 314,334 shares and 316,923 shares, respectively	(13,247)	(13,356)
Contributed surplus	11,516	10,970
Retained earnings	939,853	893,619
Accumulated other comprehensive loss	(128,408)	(139,028)

Total equity of Tim Hortons Inc.	1,244,747	1,187,238
Noncontrolling interests (note 12)	1,553	2,853

Total equity	1,246,300	1,190,091

Total liabilities and equity	$2,259,378	$2,284,179

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	First quarter ended
	March 31, 2013	April 1, 2012
Cash flows provided from (used in) operating activities
Net income	$86,923	$89,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	35,638	30,956
Stock-based compensation expense (note 11)	7,387	7,181
Deferred income taxes	(1,113)	303
Changes in operating assets and liabilities
Restricted cash and cash equivalents	46,766	44,630
Accounts receivable	(37,849)	(19,799)
Inventories and other	(5,331)	(11,148)
Accounts payable and accrued liabilities	(87,073)	(70,481)
Taxes	6,597	(12,572)
Other	(3,741)	7,329

Net cash provided from operating activities	48,204	66,378

Cash flows (used in) provided from investing activities
Capital expenditures	(47,479)	(34,269)
Capital expenditures - Advertising fund (note 12)	(2,761)	(14,014)
Other investing activities	1,601	960

Net cash (used in) investing activities	(48,639)	(47,323)

Cash flows (used in) provided from financing activities
Repurchase of common shares (note 10)	0	(86,416)
Dividend payments to common shareholders	(39,885)	(33,046)
Short-term borrowings	0	25,000
Principal payments on long-term debt obligations	(4,488)	(2,045)
Other financing activities	(1,414)	9,736

Net cash (used in) financing activities	(45,787)	(86,771)

Effect of exchange rate changes on cash	724	(1,011)

(Decrease) in cash and cash equivalents	(45,498)	(68,727)
Cash and cash equivalents at beginning of period	120,139	126,497

Cash and cash equivalents at end of period	$74,641	$57,770

Supplemental disclosures of cash flow information:
Interest paid	$5,297	$4,656
Income taxes paid	$35,178	$53,190
Non-cash investing and financing activities:
Capital lease obligations incurred	$6,241	$4,439

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust				AOCI(1)
	Number	$	Number	$	Contributed Surplus $	Retained Earnings $	Translation Adjustment $	Cash Flow Hedges $	Total Equity THI $	NCI(2) $	Total Equity $
Balance as at January 1, 2012	157,815	$447,558	(277)	$(10,136)	$6,375	$836,968	$(128,170)	$(47)	$1,152,548	$1,885	$1,154,433
Repurchase of common shares(3)	(4,410)	(12,525)	(112)	(6,154)	0	(212,675)	0	0	(231,354)	0	(231,354)
Disbursed or sold from the Trust(4)	0	0	72	2,934	0	0	0	0	2,934	0	2,934
Stock based compensation	0	0	0	0	4,595	(2,143)	0	0	2,452	0	2,452
Other comprehensive income	0	0	0	0	0	0	(7,268)	(3,543)	(10,811)	0	(10,811)
NCI transactions	0	0	0	0	0	(907)	0	0	(907)	907	0
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	4,881	4,881
Net income attributable to THI	0	0	0	0	0	402,885	0	0	402,885	0	402,885
Dividends and distributions, net	0	0	0	0	0	(130,509)	0	0	(130,509)	(4,820)	(135,329)

Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Disbursed or sold from the Trust(4)	0	0	3	109	0	0	0	0	109	0	109
Stock based compensation	0	0	0	0	546	0	0	0	546	0	546
Other comprehensive income before reclassifications(5)	0	0	0	0	0	0	8,177	1,910	10,087	0	10,087
Amounts reclassified from AOCI(5)	0	0	0	0	0	0	0	533	533	0	533
NCI transactions	0	0	0	0	0	(52)	0	0	(52)	52	0
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	752	752
Net income attributable to THI	0	0	0	0	0	86,171	0	0	86,171	0	86,171
Dividends and distributions, net	0	0	0	0	0	(39,885)	0	0	(39,885)	(2,104)	(41,989)

Balance as at March 31, 2013	153,405	$435,033	(314)	$(13,247)	$11,516	$939,853	$(127,261)	$(1,147)	$1,244,747	$1,553	$1,246,300

(1)	Accumulated other comprehensive income.
(2)	Noncontrolling interests.
(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.
(4)	Amounts are net of tax (see note 11).
(5)	Amounts are net of tax (see note 8).

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act. References herein to “Tim Hortons,” or the “Company” refer to Tim Hortons Inc. and its subsidiaries. The Company’s principal business is the development and franchising of quick service restaurants primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos, espresso shots, specialty teas and fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other food products. As the franchisor, we collect royalty revenue from franchised restaurant sales. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of our system restaurants with coffee and other beverages, non-perishable food, supplies, packaging and equipment.

The following table outlines the Company’s systemwide restaurant counts and activity:

	First quarter ended
	March 31, 2013	April 1, 2012
Systemwide Restaurant Count
Franchised restaurants in operation—beginning of period	4,242	3,996
Restaurants opened	33	30
Restaurants closed	(10)	(2)
Net transfers within the franchised system	6	(5)

Franchised restaurants in operation—end of period	4,271	4,019
Company-operated restaurants	17	23

Total systemwide restaurants—end of period(1)	4,288	4,042

% of restaurants franchised—end of period	99.6%	99.4%

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above table are 246 primarily licensed locations in the Republic of Ireland and the United Kingdom as at March 31, 2013 (first quarter fiscal 2012: 253 restaurants).

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at March 31, 2013, and the results of operations, comprehensive income and cash flows for the first quarters ended March 31, 2013 and April 1, 2012. These Condensed Consolidated Financial Statements should be read in conjunction with the 2012 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the SEC and the CSA on February 21, 2013. The December 30, 2012 Condensed Consolidated Balance Sheet was derived from the audited 2012 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain entities and joint-ventures which the Company consolidates as variable interest entities (“VIEs”) (see note 12). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in equity income, which is included as part of operating income since these investments are operating ventures closely integrated into the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Accounting changes – new accounting standards

In the first quarter of fiscal 2013, we prospectively adopted Accounting Standards Update (“ASU”) No. 2013-02-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosure of significant reclassifications out of comprehensive income into net income, if the amount is required to be reclassified in its entirety (see Condensed Consolidated Statement of Equity and note 8).

NOTE 2	CORPORATE REORGANIZATION EXPENSES

The Company completed the realignment of roles and responsibilities under its new organizational structure at the end of the first quarter of fiscal 2013, and incurred termination costs and professional fees and other as set forth in the table below:

March 31, 2013
Termination costs	$6,632
Professional fees and other	2,543
CEO transition costs	300

Total Corporate reorganization expenses	$9,475

The Company also incurred CEO transition costs in the first quarter of fiscal 2013, related primarily to an employment agreement with an executive officer, and retention agreements with certain senior executives. The retention agreements provide bonuses to certain senior executives if they remain employed for a specified time period subsequent to the transition to a new CEO. The expense is being recognized over the estimated service period of these agreements. The Company has accrued $0.8 million as at March 31, 2013 relating to the retention agreements, for which the total expense may be up to $2.8 million.

The Company does not anticipate incurring significant additional costs related to the reorganization, with the exception of CEO transition costs, the amount of which is not yet determined.

	Termination costs	Professional fees and other	CEO transition charges	Total
Cost incurred during fiscal 2012	$9,016	$7,602	$2,256	$18,874
Paid during fiscal 2012	(1,458)	(3,775)	(411)	(5,644)

Accrued as at December 30, 2012	7,558	3,827	1,845	13,230
Cost incurred during the first quarter of fiscal 2013	6,632	2,543	300	9,475
Paid during the first quarter of fiscal 2013	(10,894)	(4,063)	(275)	(15,232)

Accrued as at March 31, 2013	$3,296	$2,307	$1,870	$7,473

Of the total accrual noted above, $6.2 million is recognized in Accounts payable, with the remaining balance primarily recognized in Other long-term liabilities.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 3	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	First quarter ended
	March 31, 2013	April 1, 2012
Net income attributable to Tim Hortons Inc.	$86,171	$88,779

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	153,091	156,993
Dilutive impact of RSUs(1)	221	227
Dilutive impact of stock options with tandem SARs(2)	236	270

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	153,548	157,490

Basic earnings per common share attributable to Tim Hortons Inc.	$0.56	$0.57

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.56	$0.56

(1)	Restricted stock units (“RSUs”).
(2)	Stock appreciation rights (“SARs”).

NOTE 4	NOTES RECEIVABLE, NET

	As at
	March 31, 2013			December 30, 2012

	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Franchise Incentive Program (“FIP”) notes(1)	$19,797	$(14,918)	$4,879	$20,235	$(14,441)	$5,794
Other notes receivable (3)	8,341	0	8,341	4,773	0	4,773

Notes receivable	28,138	(14,918)	13,220	25,008	(14,441)	10,567

Allowance			(1,616)			(1,790)

Notes receivable, net			$11,604			$8,777
Current portion, net			(5,932)			(7,531)

Long-term portion, net			$5,672			$1,246

	As at
	March 31, 2013			December 30, 2012

Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP Notes and other)	$10,215	$(1,952)	$8,263	$6,969	$(1,269)	$5,700
Past-due status < 90 days (FIP Notes)	391	(391)	0	407	(407)	0
Past-due status > 90 days (FIP Notes)	17,532	(12,575)	4,957	17,632	(12,765)	4,867

Notes receivable	28,138	(14,918)	13,220	25,008	(14,441)	10,567

Allowance			(1,616)			(1,790)

Notes receivable, net			$11,604			$8,777

(1)

The Company has outstanding FIP arrangements with certain U.S. restaurant owners, which generally provided interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures and signage.

(2)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Condensed Consolidated Balance Sheet (see note 12).
(3)	Relates primarily to notes receivable on various equipment and other financing programs, and notes issued to vendors in conjunction with the financing of certain property sales.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 5	INVENTORIES AND OTHER, NET

	As at
	March 31, 2013	December 30, 2012
Raw materials	$25,354	$19,941
Finished goods	77,457	75,660

	102,811	95,601
Inventory obsolescence provision	(1,174)	(1,015)

Inventories, net	101,637	94,586
Prepaids and other	7,159	12,414

Total Inventories and other, net	$108,796	$107,000

NOTE 6	ACCOUNTS PAYABLE, ACCRUED LIABILITIES, OTHER, AND OTHER LONG–TERM LIABILITIES

Accounts payable

	As at
	March 31, 2013	December 30, 2012
Accounts payable	$100,492	$126,312
Construction holdbacks and accruals	27,724	31,008
Corporate reorganization accrual (note 2)	6,175	12,442

Total Accounts payable	$134,391	$169,762

Accrued liabilities, Other

	As at
	March 31, 2013	December 30, 2012
Tim Card obligations	$110,410	$159,745
Contingent rent expense accrual	8,191	9,962
Maidstone Bakeries supply contract deferred liability	7,553	7,929
Other accrued liabilities(1)	23,427	20,235

Total Accrued liabilities, Other	$149,581	$197,871

(1)	Includes deferred revenues, deposits, and various equipment and other accruals.

Other long-term liabilities

	As at
	March 31, 2013	December 30, 2012
Accrued rent leveling liability	$28,660	$29,244
Uncertain tax position liability(1)	28,726	28,610
Stock-based compensation liabilities (note 11)	22,443	17,479
Maidstone Bakeries supply contract deferred liability	13,746	15,352
Other accrued long-term liabilities(2)	19,445	18,929

Total Other long-term liabilities	$113,020	$109,614

(1)	Includes accrued interest.
(2)	Includes deferred revenues and various other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 7	FAIR VALUES

Financial assets and liabilities measured at fair value

	As at
	March 31, 2013			December 30, 2012
	Notional value	Fair value hierarchy	Fair value asset (liability) (1)	Notional value	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives:
Forward currency contracts(2)	$165,318	Level 2	$2,009	$195,081	Level 2	$(2,014)
Interest rate swap(3)	33,750	Level 2	(482)	0	Level 2	0
Total return swaps (“TRS”)(4)	41,403	Level 2	14,257	41,403	Level 2	7,504

Total Derivatives	$240,471		$15,784	$236,484		$5,490

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.
(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.
(3)

In February 2013, the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt. The fair value is estimated using discounted cash flows and market-based observable inputs, including interest rate yield curves and discount rates.

(4)	The fair value of the TRS is determined using the Company’s closing common share price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange (“TSX”).

Other financial assets and liabilities not measured at fair value

The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	March 31, 2013			December 30, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Cash and cash equivalents(1)	Level 1	$74,641	$74,641	Level 1	$120,139	$120,139
Restricted cash and cash equivalents(1)	Level 1	104,021	104,021	Level 1	150,574	150,574
Bearer deposit notes(2)	Level 2	41,403	41,403	Level 2	41,403	41,403
Notes receivable, net(3)	Level 3	11,604	11,604	Level 3	8,777	8,777
Senior unsecured notes, series 1(4)	Level 2	(325,725)	(301,457)	Level 2	(325,857)	(301,544)
Advertising fund term debt(5)	Level 3	(54,482)	(54,482)	Level 3	(56,500)	(56,500)
Other debt(6)	Level 3	(123,286)	(59,223)	Level 3	(125,000)	(60,223)

(1)	The carrying values approximate fair values due to the short-term nature of these investments.
(2)

The Company holds these notes as collateral to reduce the carrying costs of the TRS. The interest rate on these notes resets every 90 days; therefore, the fair value of these notes, using a market approach, approximates the carrying value.

(3)	Management estimates the current value, using a cost approach, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral.
(4)	The fair value of the senior unsecured notes, using a market approach, is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg LP.
(5)	Management estimates the fair value of this variable rate debt using a market approach, based on prevailing interest rates plus an applicable margin.
(6)

Management estimates the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, using an income approach, by discounting future cash flows using a Company risk-adjusted rate, over the remaining term of the debt.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8	DERIVATIVES

	As at
	March 31, 2013				December 30, 2012
	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$2,361	$(438)	$1,923	Accounts receivable, net	$494	$(2,315)	$(1,821)	Accounts payable
Interest rate swap(2)	$0	$(482)	$(482)	Other long-term liabilities	$0	$0	$0	n/a
Derivatives not designated as hedging instruments
TRS(3)	$14,257	$0	$14,257	Other assets	$8,614	$(1,110)	$7,504	Other assets
Forward currency contracts(1)	$92	$(6)	$86	Accounts receivable, net	$5	$(198)	$(193)	Accounts payable

(1)	Notional value as at March 31, 2013 of $165.3 million (fiscal 2012: $195.1 million), with maturities ranging between April 2013 and March 2014; no associated cash collateral.
(2)	Notional value as at March 31, 2013 of $33.8 million (fiscal 2012: $nil), with maturities through fiscal 2019; no associated cash collateral.
(3)

TRS contracts cover 1.0 million of the Company’s underlying common shares. The notional value and associated cash collateral, in the form of bearer deposit notes (see note 7), was $41.4 million as at March 31, 2013 (fiscal 2012: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2019.

		First quarter ended March 31, 2013			First quarter ended April 1, 2012
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)

Forward currency contracts	Cost of sales	$3,273	$471	$3,744	$(3,502)	$(1,321)	$(4,823)
Interest rate swap	Interest (expense)	(501)	19	(482)	0	0	0
Interest rate forwards(3)	Interest (expense)	0	173	173	0	173	173

Total		2,772	663	3,435	(3,502)	(1,148)	(4,650)
Income tax effect	Income taxes	(862)	(130)	(992)	987	298	1,285

Net of income taxes		$1,910	$533	$2,443	$(2,515)	$(850)	$(3,365)

(1)	Excludes amounts related to ineffectiveness, as they were not significant.
(2)	Other comprehensive income (“OCI”).
(3)	The Company entered into and settled interest rate forwards in fiscal 2010 relating to the Company’s outstanding term debt.

The following table summarizes the (gain) loss on derivatives not designated as hedging instruments:

	Classification on Condensed Consolidated Statement of Operations	First quarter ended
		March 31, 2013	April 1, 2012
TRS	General and administrative expenses	$(6,753)	$(3,232)
Forward currency contracts	Cost of sales	(279)	748

Total net gain		$(7,032)	$(2,484)

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9	COMMITMENTS AND CONTINGENCIES

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

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial conditions and earnings.

NOTE 10	COMMON SHARES

Share repurchase programs

On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TSX rules. The 2013 Program has received regulatory approval from the TSX. Under the 2013 Program, the Company’s common shares will be purchased through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program commenced on February 26, 2013 and is due to expire on February 25, 2014, or earlier if the $250.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

There were no share repurchases during the first quarter of fiscal 2013. Share repurchase activity for fiscal 2012 is reflected in the Condensed Consolidated Statement of Equity; all shares repurchased in fiscal 2012 were cancelled.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 11	STOCK-BASED COMPENSATION

	First quarter ended
	March 31, 2013	April 1, 2012
RSUs	$1,102	$2,658
Stock options and tandem SARs	5,075	3,745
DSUs(1)	1,210	778

Total stock-based compensation expense(2)	$7,387	$7,181

(1)	Deferred share units (“DSUs”).
(2)	Generally included in General and administrative expenses on the Condensed Consolidated Statement of Operations.

The Company has entered into TRS as economic hedges for a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs, and recognized a gain of $6.7 million in the first quarter ended March 31, 2013 (first quarter fiscal 2012: gain of $3.2 million) in General and administrative expenses (see note 8).

Deferred share units

Approximately 4,300 DSUs were granted during the first quarter ended March 31, 2013 (first quarter fiscal 2012: 4,400), at a fair market value of $50.07 (first quarter fiscal 2012: $52.80). There were no DSU settlements during the first quarters of fiscal 2013 or fiscal 2012.

Restricted stock units

The following table is a summary of activity for RSUs granted to employees under the Company’s 2006 and 2012 Stock Incentive Plans for the periods set forth below:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance as at January 1, 2012	306	$40.91
Granted	192	54.49
Dividend equivalent rights	6	50.30
Vested and settled	(160)	36.72
Forfeited	(32)	46.35

Balance as at December 30, 2012	312	$50.91
Dividend equivalent rights	2	52.55
Vested and settled(1)	(5)	52.85
Forfeited	(8)	51.29

Balance as at March 31, 2013	301	$50.80

(1)	Settled with common shares from the TDL RSU Employee Benefit Plan Trust (“Trust”).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Stock options and tandem SARs

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance as at January 1, 2012	1,182	$36.05
Granted	254	54.86
Exercised	(218)	31.64
Forfeited	(46)	41.66

Balance as at December 30, 2012	1,172	$40.73
Exercised(1)	(77)	32.57

Balance as at March 31, 2013	1,095	$41.30

(1)	Total cash settlement of $1.4 million of SARs in the first quarter of fiscal 2013 (first quarter fiscal 2012: $0.6 million). The associated options were cancelled.

NOTE 12	VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company has consolidated 345 Non-owned restaurants as at March 31, 2013 (fiscal 2012: 365 restaurants), or approximately 8.0% of the Company’s total systemwide restaurants (fiscal 2012: 8.6%). On average, a total of 358 Non-owned restaurants were consolidated during the first quarter of fiscal 2013 (first quarter fiscal 2012: average of 306 restaurants).

Advertising Funds

The Ad Fund has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). The advertising levies, depreciation, interest costs, capital expenditures and financing associated with the Expanded Menu Board Program are presented on a gross basis on the Condensed Consolidated Statement of Operations and Cash Flows. The Ad Fund has purchased $2.8 million of equipment for the Expanded Menu Board Program in the first quarter of fiscal 2013 and $56.2 million cumulatively since fiscal 2011.

In February 2013, the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt.

The advertising funds spent approximately $69.5 million in the first quarter of fiscal 2013 (first quarter fiscal 2012: $73.7 million). Company contributions to the Canadian and U.S. advertising funds consisted of the following:

	First quarter ended
	March 31, 2013	April 1, 2012
Company contributions	$2,704	$2,603
Contributions from consolidated Non-owned restaurants	3,237	2,897

Total Company contributions	$5,941	$5,500

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	First quarter ended
	March 31, 2013			April 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$86,760	$0	$86,760	$78,014	$0	$78,014
Advertising levies(1)	0	2,531	2,531	0	487	487

Total revenues	86,760	2,531	89,291	78,014	487	78,501
Cost of sales(2)	85,866	0	85,866	76,588	0	76,588
Operating expenses(1)	0	2,099	2,099	0	385	385

Operating income	894	432	1,326	1,426	102	1,528
Interest expense	0	432	432	0	102	102

Income before taxes	894	0	894	1,426	0	1,426
Income taxes	142	0	142	226	0	226

Net income attributable to noncontrolling interests	$752	$0	$752	$1,200	$0	$1,200

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

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	March 31, 2013		December 30, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$9,044	$0	$10,851	$0
Advertising fund restricted assets – current	0	43,543	0	45,337
Other current assets	6,350	0	6,770	0
Property and equipment, net	18,463	56,995	19,536	57,925
Other long-term assets(1)	440	2,341	572	2,095

Total assets	$34,297	$102,879	$37,729	$105,357

Notes payable to Tim Hortons Inc. – current(1)	$13,646	$0	$13,637	$0
Advertising fund liabilities – current	0	44,542	0	44,893
Other current liabilities(1)	12,652	8,830	14,548	9,919
Notes payable to Tim Hortons Inc. – long-term (1)	1,272	0	804	0
Long-term debt(2)	0	46,411	0	46,849
Other long-term liabilities	5,174	3,096	5,887	3,696

Total liabilities	32,744	102,879	34,876	105,357

Equity of VIEs	1,553	0	2,853	0

Total liabilities and equity	$34,297	$102,879	$37,729	$105,357

(1)

Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet.

(2)

Balance as at March 31, 2013 includes $54.5 million of debt relating to the Expanded Menu Board Program (fiscal 2012: $56.5 million), of which $8.1 million is recognized in Other current liabilities (fiscal 2012: $9.7 million) with the remainder recognized as Long-term debt.

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

Trust

In connection with RSUs granted to certain employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most Canadian employees. The cost of the shares held by the Trust of $13.2 million as at March 31, 2013 (fiscal 2012: $13.4 million), is presented as a reduction in outstanding common shares on the Condensed Consolidated Balance Sheet.

VIEs for which the Company is not the primary beneficiary

These VIEs are primarily real estate ventures, the most significant being the TIMWEN Partnership. The Company does not consolidate these entities as control is considered to be shared by both the Company and the other joint owner(s).

NOTE 13	SEGMENT REPORTING

The Company operates exclusively in the quick service restaurant industry. Beginning in the first quarter of 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:

Canadian and U.S. business units. Each of the Canadian and U.S. business units include the results of substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income based on the unit’s respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; and (v) business-unit-related general and administrative expenses. The respective business units exclude the effect of VIEs, consistent with how the chief decision maker views and evaluates the business unit’s results.

Corporate services. Corporate services is comprised of services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply to provide our restaurants owners with consistent, predictable pricing, which may extend beyond a quarter. Corporate services also includes the results of our International operations, which are currently not significant.

Previously, the results of manufacturing activities and distribution services were included within the respective geographic segment where the facility was located. Additionally, we have revised the allocation of shared restaurant services, such as restaurant technology and operations standards, between the Canadian and U.S. business units.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The Company has reclassified the segment data for the prior period to conform to the current period’s presentation.

	First quarter ended
	March 31, 2013	April 1, 2012
Revenues(1)
Canada	$593,673	$599,883
U.S.	44,448	38,429
Corporate services	4,125	4,471

Total reportable segments	642,246	642,783
VIEs	89,291	78,501

Total	$731,537	$721,284

Segment Operating Income (Loss)
Canada	$145,821	$147,226
U.S.	910	1,654
Corporate services	(10,665)	(18,785)

Total reportable segments	136,066	130,095
VIEs	1,326	1,528
Corporate reorganization expenses	(9,475)	0

Consolidated Operating Income	$127,917	$131,623
Interest, Net	(7,735)	(7,187)

Income before income taxes	$120,182	$124,436

(1)	There are no inter-segment revenues included in the above table.

	First quarter ended
	March 31, 2013	April 1, 2012
Capital expenditures
Canada	$30,276	$23,782
U.S.	15,361	7,992
Corporate services	1,842	2,495

Total reportable segments	$47,479	$34,269

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The following table provides a reconciliation of reportable segment Property and equipment, net and Total assets to consolidated Property and equipment, net and consolidated Total assets, respectively:

	As at
	March 31, 2013	December 30, 2012
Total Property and equipment, net
Canada(1)	$926,564	$915,733
U.S. (1)	389,856	378,457
Corporate services(2)	182,295	184,938

Total reportable segments	1,498,715	1,479,128
VIEs	72,054	74,180

Consolidated Property and equipment, net	$1,570,769	$1,553,308

Total Assets
Canada	$1,231,250	$1,175,552
U.S.	415,550	400,231
Corporate services	286,124	281,043

Total reportable segments	1,932,924	1,856,826
VIEs	133,139	139,462
Unallocated assets(3)	193,315	287,891

Consolidated Total assets	$2,259,378	$2,284,179

(1)	Includes primarily restaurant-related assets such as land, building and leasehold improvements.
(2)	Includes property and equipment related to distribution services, manufacturing activities, and other corporate assets.
(3)	Includes Cash and cash equivalents, Restricted cash and cash equivalents, Deferred income taxes and Prepaids, except as related to VIEs.

Consolidated Sales and Cost of sales comprise the following:

	First quarter ended
	March 31, 2013	April 1, 2012
Sales
Distribution sales	$431,151	$439,728
Company-operated restaurant sales	5,976	5,560
Sales of VIEs	86,760	78,014

Total Sales	$523,887	$523,302

Cost of sales
Distribution cost of sales	$375,553	$389,948
Company-operated restaurant cost of sales	7,010	6,080
Cost of sales of VIEs	78,791	68,892

Total Cost of sales	$461,354	$464,920

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2012 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 30, 2012 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 21, 2013, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC and the CSA on May 8, 2013. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in our Annual Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

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

Description of Business

We predominantly franchise Tim Hortons restaurants primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks, including lattes, cappuccinos, espresso shots, specialty teas and fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other products. As the franchisor, we collect royalty revenue from franchised restaurant sales. Our business model also includes controlling the real estate for the substantial majority of our franchised restaurants, which generates another source of revenue. As at March 31, 2013, we leased or owned the real estate for approximately 83.0% of our full-serve system restaurants in North America, including 792 owned locations (534 sites in Canada and 258 sites in the U.S.). Real estate that is not controlled by us is generally for our non-standard restaurants, including, for example, full-serve kiosks in offices, retail locations, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas stations, grocery stores, and other convenience locations as well as for our restaurants located outside of North America. We view our supply chain activities as being central to our business model and an important means of supporting our business units in meeting the needs of our restaurant owners. We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to most system restaurants in Canada through our 5 distribution centres, and frozen, refrigerated and shelf-stable products from our Guelph and Kingston distribution facilities in our Ontario and Quebec markets. Our management of supply chain activities enables us to leverage our scale in Canada to create efficiencies, build competitive advantage, and provide quality, cost-competitive and timely deliveries to our restaurant owners, while generating returns for our shareholders. Where we are not able to leverage our scale or create warehousing or transportation efficiencies, such as in the U.S. market and in select parts of Canada, we typically still manage and control the supply chain but use third-party warehousing and transportation. In keeping with our vertical integration model, we also operate 2 coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Executive Overview

Systemwide sales grew 3.2% in the first quarter of 2013, driven by new restaurant development, but partially offset by a decline in same-store sales in both Canada and the U.S. Both the Canadian and U.S. economies continue to show signs of weakness as unemployment levels have recently risen in Canada, and U.S. unemployment levels remain elevated relative to pre-recessionary levels. We believe that concerns about high household debt and a cooling housing market in Canada, and tighter fiscal policy, among other things in the U.S., continue to impact consumer confidence and discretionary spending. As a result, we continue to operate in a challenging macro-economic environment with low growth, further aggravated by intensified promotional activity, such as discounts, bundling, product giveaways, and coupons, which may also have negatively impacted our same-store sales growth. Our same-store sales results were negatively impacted by the inclusion of both New Year’s Day and the Easter weekend in the first quarter of 2013, as these holidays did not affect the operating results of the first quarter of 2012. Additionally, we had strong prior year comparables in both Canada and the U.S., which benefited from unseasonably warm weather across most of our Canadian and U.S. markets in the first quarter of 2012, and resulted in minimal lost operating days and accelerated sales of our specialty cold drinks. In comparison, we experienced more traditional winter weather throughout the first quarter of 2013, with more days impacted by colder weather and higher levels of precipitation in certain key markets.

Same-store sales declined in Canada by 0.3%. Same-store sales were positively impacted by higher average cheque due to both pricing and favourable product mix, which was more than offset by a decline in same-store transactions due, we believe, to the factors noted above. Our product mix continues to benefit from our Panini sandwiches and single-serve offerings using Kraft’s Tassimo® T-Disc on-demand beverage platform, which was launched in late fiscal 2012. We also introduced, towards the end of the first quarter of 2013, flatbread Breakfast Panini sandwiches and vanilla bean lattes.

Same-store sales declined in the U.S. by 0.5%. Same-store sales were positively impacted from higher average cheque, due primarily to pricing, which was more than offset by a decline in same-store transactions due, we believe, to the factors noted above. In the U.S., traditional winter weather in the first quarter of 2013 had a negative effect on sales of both our cold specialty drinks and our Cold Stone Creamery® products. Our promotional activity in the first quarter of 2013 emphasized our value positioning, in light of the challenging macro-economic environment.

A number of initiatives are planned for the balance of fiscal 2013, which we believe will help drive same-store sales growth in both Canada and the U.S., including a strong promotional calendar, category extensions and operational initiatives. We will also continue to focus on our long-term initiatives to increase capacity, such as our drive-thru initiatives currently planned at more than 1,000 locations in Canada, including enhanced menu boards, and may include double order stations and order station relocations.

Marc Caira has been appointed President and CEO effective July 2nd, 2013. Mr. Caira was most recently Global CEO of Nestlé Professional and a member of the Executive Board of Nestlé SA, the world’s largest food and beverage company, and recognized leader in nutrition, health and wellness. He replaces Paul House, who will become Chairman of the Board of Directors at that time. Mr. House has led the Company since May of 2011 serving as Executive Chairman, President and CEO.

We completed the realignment of roles and responsibilities within our Corporate Centre and Business Unit design at the end of the first quarter of 2013, and recognized a related charge of $9.5 million in the first quarter of 2013. We do not anticipate significant further charges related to the reorganization, with the exception of CEO transition costs, the amount of which is not yet determined. As a result of the Corporate reorganization, effective in the first quarter of 2013, we have revised our segment reporting to align with our new internal reporting structure, which is now comprised of business units in both Canada and the U.S., and Corporate services. Our discussion and analysis for the first quarter of 2013 is presented based on this new segment structure.

Operating income decreased $3.7 million, or 2.8%, to $127.9 million in the first quarter of 2013 compared to $131.6 million in the first quarter of 2012. Adjusted operating income (refer to non-GAAP table), which excludes Corporate reorganization expenses, increased $5.8 million, or 4.4%. The increase was driven primarily by systemwide sales growth, resulting in higher rents and royalties revenues and distribution income, and lower general and administrative expenses due primarily to lower stock-based compensation expense, partially offset by higher operating expenses including higher support costs related to property maintenance.

Net income attributable to Tim Hortons Inc. was $86.2 million in the first quarter of 2013, as compared to $88.8 million in the comparative period, decreasing $2.6 million or 2.9%. The decrease was primarily due to lower operating income, which was significantly impacted by the Corporate reorganization expenses recognized of $9.5 million ($7.4 million after-tax).

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) was $0.56, which was flat compared to the first quarter of 2012. Corporate reorganization expenses recognized in the first quarter of 2013 reduced our EPS by approximately $0.05. EPS was positively impacted by the cumulative effect of our share repurchase program, as we had approximately 3.9 million, or 2.5%, fewer average fully-diluted common shares outstanding in the first quarter of 2013 than the first quarter of 2012. The favourable impact from the share repurchase program was offset by the decrease in net income attributable to Tim Hortons Inc., as noted above.

Selected Operating and Financial Highlights

	First quarter ended
($ in millions, except per share data)	March 31, 2013	April 1, 2012
Systemwide sales growth(1)	3.2%	9.4%
Same-store sales growth (decline)
Canada	(0.3)%	5.2%
U.S.	(0.5)%	8.5%
Systemwide restaurants	4,288	4,042
Revenues	$731.5	$721.3

	First quarter ended
($ in millions, except per share data)	March 31, 2013	April 1, 2012
Operating income	$127.9	$131.6
Adjusted operating income(2)	$137.4	$131.6
Net income attributable to Tim Hortons Inc.	$86.2	$88.8
Diluted EPS	$0.56	$0.56
Weighted average number of common shares outstanding – Diluted (in millions)	153.5	157.5

(1)

Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, which includes the effects of foreign currency translation, was 3.2% and 9.5% for the first quarters of 2013 and 2012, respectively.

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

	First quarter ended		Change from prior quarter
	March 31, 2013	April 1, 2012	$	%
	(in millions)
Operating income	$127.9	$131.6	$(3.7)	(2.8)%
Add: Corporate reorganization expenses	9.5	—	9.5	n/m

Adjusted operating income(a)	$137.4	$131.6	$5.8	4.4%

All numbers rounded

n/m	Not meaningful
(a)

Includes operating income for non-owned restaurants consolidated pursuant to applicable accounting rules (“consolidated Non-owned restaurants”) and from the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) of $1.3 million and $1.5 million in the first quarters of 2013 and 2012, respectively, which decreased adjusted operating income growth by 0.2%.

We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of the system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance.

Systemwide Sales Growth

Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants, but exclude sales from our Republic of Ireland and United Kingdom licensed locations, as these locations operate on a significantly different business model compared to our North American and other International operations. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered.

Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., with approximately 99.6% of our system franchised as at March 31, 2013. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 358 and 306 consolidated Non-owned restaurants, on average, for the first quarters of 2013 and 2012, respectively. Systemwide sales impact our royalties and rental revenues, as well as our distribution sales.

Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants), and are ultimately driven by consumer demand.

Same-Store Sales Growth

Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including: new product introductions; improvements in restaurant speed of service and other operational efficiencies; hospitality initiatives; frequency of guest visits; expansion into, and enhancement of, broader menu offerings; promotional activities; pricing; and weather. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same volume of purchases at the new pricing.

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. Our Panini sandwiches and single-serve products, both introduced towards the end of fiscal 2012, continue to prove popular amongst our guests. Towards the end of the first quarter of 2013, we introduced, in Canada, our new flatbread Breakfast Panini sandwiches, which leveraged our existing Panini platform, and expanded our hot beverage selection with the introduction of vanilla bean lattes. In both Canada and the U.S., we introduced our new thick-cut bacon, which is used across all of our dayparts.

Following the successful launch of the Company’s single-serve coffee offering on the Tassimo system in fiscal 2012, we have reached an agreement to introduce premium Tim Hortons coffee on the Mother Parkers Tea & Coffee RealCup™ platform. The RealCup system uses a unique, patented filter design that is compatible with K-Cup® brewers, but is not affiliated with K-Cup or Keurig®. Under the terms of the agreement, Tim Hortons premium-blend coffee and decaf coffee will be sold in Tim Hortons restaurants in Canada and the U.S., and online in a single-serve format. This market introduction, anticipated in July of this year, will provide access to approximately half of the Canadian market not currently reached by our existing single-serve coffee offering, and an even larger share in the U.S.

New Restaurant Development

The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth below is a summary of restaurant openings and closures for the first quarters ended March 31, 2013, and April 1, 2012.

	First quarter ended March 31, 2013			First quarter ended April 1, 2012
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	22	2	24	21	1	22
Restaurants closed	(7)	—	(7)	(2)	—	(2)

Net change	15	2	17	19	1	20

U.S.
Restaurants opened	7	1	8	6	1	7
Restaurants closed	(4)	—	(4)	—	—	—

Net change	3	1	4	6	1	7

International (GCC)
Restaurants opened	3	—	3	1	—	1

Total Company
Restaurants opened	32	3	35	28	2	30
Restaurants closed	(11)	—	(11)	(2)	—	(2)

Net change	21	3	24	26	2	28

From the end of the first quarter of 2012 to the end of the first quarter of 2013, we opened 246 system restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, which will permit us to upgrade size and layout or add a drive-thru, and typically occur at the end of a lease term or the end of the useful life of the principal asset. The restaurant closures in the first quarter of 2013 were all in the normal course of operations. We have also closed, and may continue to close, restaurants for which the restaurant location has performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales and, therefore, lower associated royalties and distribution sales. In the U.S., self-serve locations are intended to increase our brand presence and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we have used self-serve kiosks in locations where existing full-service locations are at capacity, among other reasons.

We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the Gulf Cooperation Council (“GCC”). The master license agreement is primarily a royalty-based model that includes franchise fees upon the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital investment and real estate development required to open new restaurants, along with operations and marketing. The Company has recently signed an area development agreement with Apparel to develop up to 100 Tim Hortons multi-format restaurants in Saudi Arabia over the next 5 years. Development in Saudi Arabia will be managed by Apparel and will focus on major urban markets, with opportunity for development beyond the initial 100 targeted locations. We continue to assess additional markets for development in various regions of the world as part of our international strategy with a view to further expanding our international presence over time.

The Company also had, as at March 31, 2013, 246 primarily licensed locations in the Republic of Ireland and in the United Kingdom compared to 253 locations as at April 1, 2012, which are not included in our new restaurant development or systemwide restaurant count.

We have exclusive development rights in Canada, and certain rights to use licenses in the U.S. within Tim Hortons locations, to operate Cold Stone Creamery ice cream and frozen confection retail outlets. As at March 31, 2013, we had 257 co-branded locations, 147 in Canada and 110 in the U.S. (103 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations) as compared to 235 locations as at April 1, 2012, 135 in Canada and 100 in the U.S. (93 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations). We have also complemented our Cold Stone Creamery offering in Canada with 32 Cold Stone Creamery self-serve freezers in Tim Hortons locations, which are not included in our Cold Stone Creamery restaurant count.

Set forth in the table below is our restaurant count by restaurant type:

Systemwide Restaurant Count

	As at
	March 31, 2013	December 30, 2012	April 1, 2012
Canada
Company-operated	15	18	16
Franchised – standard and non-standard	3,312	3,294	3,179
Franchised – self-serve kiosks	126	124	120

Total	3,453	3,436	3,315

% Franchised	99.6%	99.5%	99.5%

U.S.
Company-operated	2	4	7
Franchised – standard and non-standard	626	621	549
Franchised – self-serve kiosks	180	179	165

Total	808	804	721

% Franchised	99.8%	99.5%	99.0%

International (GCC)
Franchised – standard and non-standard	27	24	6

% Franchised	100%	100%	100%

Total system
Company-operated	17	22	23
Franchised – standard and non-standard	3,965	3,939	3,734
Franchised – self-serve kiosks	306	303	285

Total	4,288	4,264	4,042

% Franchised	99.6%	99.5%	99.4%

Segment Operating Income

We have revised our segment reporting as a result of the realignment of roles and responsibilities within our Business Unit and Corporate Centre design (see Results of Operations – Corporate Reorganization Expenses). Beginning in the first quarter of 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:

Canadian and U.S. business units. Each of the Canadian and U.S. business units include the results of substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income based on the unit’s respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; and (v) business-unit-related general and administrative expenses. The respective business units exclude the effect of VIEs, consistent with how the chief decision maker views and evaluates the business unit’s results.

Corporate services. Corporate services is comprised of services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply to provide our restaurants owners with consistent, predictable pricing, which may extend beyond a quarter. Corporate services also includes the results of our International operations, which are currently not significant.

Previously, the results of manufacturing activities and distribution services were included within the respective geographic segment where the facility was located. Additionally, we have revised the allocation of shared restaurant services, such as restaurant technology and operations standards, between the Canadian and U.S. business units.

The Company has reclassified the segment data for the prior periods to conform to the current period’s presentation. Set forth in the table below is the segment operating income of our reportable segments for the first quarter of 2013 as compared to the first quarter of 2012:

	First quarter ended March 31, 2013	% of Revenues	First quarter ended April 1, 2012	% of Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada	$145,821	24.6%	$147,226	24.5%	$(1,404)	(1.0)%
U.S.	910	2.0%	1,654	4.3%	(745)	(45.0)%
Corporate services	(10,665)	n/m	(18,785)	n/m	8,120	(43.2)%

Reportable segment operating income	136,066	21.2%	130,095	20.2%	5,971	4.6%
VIEs	1,326	1.5%	1,528	1.9%	(202)	(13.2)%
Corporate reorganization expenses	(9,475)	n/m	—	n/m	(9,475)	n/m

Consolidated Operating income	$127,917	17.5%	$131,623	18.3%	$(3,706)	(2.8)%

n/m	Not meaningful

Canada

Operating income was $145.8 million in the first quarter of 2013, a decrease of $1.4 million, or 1.0%, compared to the first quarter of 2012. Systemwide sales growth of 2.5% was driven by incremental sales from the net addition of new restaurants, partially offset by a decline in same-store sales of 0.3%. Adjusting for the estimated effect of the additional holidays in the first quarter of 2013, we believe that we would have noted marginally positive same-store sales growth. Systemwide sales growth resulted in growth in rents and royalties revenues, which was more than offset by increased operating expenses due to an overall increase in the number of properties owned or leased and higher support costs related to property maintenance. The decrease in rents and royalties income was partially offset by an increase in supply chain income, driven by the growth in systemwide sales.

In the first quarter of 2013, we saw continued growth in average cheque, which benefited from both pricing and favourable product mix. Our product mix was positively impacted by the continued success of our Panini sandwiches and our new single-serve take-home products, which offset a decrease in our hot beverage sales, which in the first quarter of 2012, had both new product innovation and extensive promotional activity. We also introduced category extensions towards the end of the first quarter of 2013, such as our Breakfast Panini sandwiches and vanilla bean lattes. There was a slight decline in systemwide transactions in the first quarter of 2013, due in part, we believe, to continued challenging general macro-economic operating conditions, the inclusion of holidays within the first quarter of 2013 that fell outside of the first quarter of 2012, and strong prior year comparables benefiting from unseasonably warm weather in the first quarter of 2012 as compared to more typical winter weather in the first quarter of 2013.

We opened 24 restaurants and closed 7 in the normal course of operations, in the first quarter of 2013, as compared to opening 22 restaurants and closing 2 in the first quarter of 2012.

In Canada, we continue to pursue menu, promotional and operational initiatives to adapt to the current operating environment and grow our business. Recently, these initiatives included the national launch of Panini sandwiches in Canada, and single-serve coffee in both Canada and the U.S. We also continue to execute medium to longer-term growth-oriented initiatives. These initiatives include active development in Canada as we believe there is considerable opportunity to further build our presence in key markets across the country. Our capital investments in Canada have increased in fiscal 2013 as we work to create additional capacity at approximately 1,000 restaurants under our drive-thru programs, continue our restaurant development and increase the scale of our renovation program.

U.S.

Operating income was $0.9 million in the first quarter of 2013, representing a decrease of $0.7 million, or 45.0%, compared to the first quarter of 2012. Systemwide sales growth of 7.8% was driven by incremental sales from the net addition of new restaurants, partially offset by a decline in same-store sales of 0.5%. Adjusting for the estimated effect of additional holidays in the first quarter of 2013 would have reduced the decline in our U.S. same-store sales. Systemwide sales growth led to growth in rents and royalties revenues, which was more than offset by an increase in relief primarily related to restaurants opened in fiscal 2012 and higher operating expenses due to an overall increase in the number of properties owned or leased, and increased renovation activity. This decrease was partially offset by an increase in supply chain income, driven by the growth in systemwide sales.

In the first quarter of 2013, we saw continued growth in average cheque, primarily as a result of pricing. Our promotions in the U.S., such as our breakfast options for under $2.00 and $0.49 donut with a hot beverage purchase, emphasized our value offerings in light of challenging macro-economic operating conditions. Total system restaurant transactions continued to grow as a result of the addition of new restaurants.

We opened 8 restaurants and closed 4 in the normal course of operations, in the first quarter of 2013, as compared to opening 7 restaurants and no closures in the first quarter of 2012.

Our approach to development of the U.S. market has changed during our two decades of active development, and we expect it to continue to evolve. Having initially seeded a number of local markets in 11 states, we have more recently been deploying our capital into our highest U.S. growth markets to increase the density of our restaurant footprint, which leverages advertising scale and creates opportunity for increased guest frequency and average unit volumes. While we have achieved systemwide sales progression in our U.S. business, we believe there may be additional opportunities to drive better returns in the U.S. market through a less capital-intensive development approach. In conjunction with our strategic planning, as we make decisions that will guide capital allocation to drive growth for the next few years, one of the options we will actively explore in the U.S. is working with well-capitalized franchisees. Working with such franchisees would enable us to deploy less capital, while increasing development and brand awareness in various markets. There can be no assurances at this time as to whether we will be able to implement such approaches or that such approaches will yield the anticipated results.

Corporate services

Our Corporate services segment had an operating loss of $10.7 million in the first quarter of 2013, compared to an operating loss of $18.8 million in the first quarter of 2012. The primary driver of the lower operating loss was income from distribution services resulting from operational improvements in our distribution centres, the timing of certain expenses, and variability related to commodity costs which is likely to reverse in the latter part of fiscal 2013. Also contributing to the reduced operating loss were lower general and administrative expenses due primarily to lower salaries and benefits (see Results of Operations – General and Administrative Expenses). Other income, related primarily to a corporate property sale, was also recognized in Corporate services in the first quarter of 2013.

Variable interest entities (“VIEs”)

Operating income from our VIEs was $1.3 million in the first quarter of 2013, a decrease of $0.2 million compared to the first quarter of 2012. Although we consolidated, on average, 52 additional Non-owned restaurants in the first quarter of 2013, 49 were U.S. restaurants, which generally have lower profitability than our Canadian restaurants.

Results of Operations

	First quarter ended March 31, 2013	% of Revenues	First quarter ended April 1, 2012	% of Revenues	Change (1)
					Dollars	Percentage
	($ in thousands)
Revenues
Sales	$523,887	71.6%	$523,302	72.6%	$585	0.1%
Franchise revenues:
Rents and royalties(2)	187,454	25.6%	180,186	25.0%	7,268	4.0%
Franchise fees	20,196	2.8%	17,796	2.5%	2,400	13.5%

	207,650	28.4%	197,982	27.4%	9,668	4.9%

Total revenues	731,537	100.0%	721,284	100.0%	10,253	1.4%

Costs and expenses
Cost of sales	461,354	63.1%	464,920	64.5%	(3,566)	(0.8)%
Operating expenses	75,733	10.4%	65,925	9.1%	9,808	14.9%
Franchise fee costs	22,552	3.1%	20,282	2.8%	2,270	11.2%
General and administrative expenses	38,668	5.3%	41,423	5.7%	(2,755)	(6.7)%
Equity (income)	(3,349)	(0.5)%	(3,246)	(0.5)%	(103)	3.2%
Corporate reorganization expenses	9,475	1.3%	—	0.0%	9,475	n/m
Other (income) expense, net	(813)	(0.1)%	357	0.0%	(1,170)	n/m

Total costs and expenses, net	603,620	82.5%	589,661	81.8%	13,959	2.4%

Operating income	127,917	17.5%	131,623	18.2%	(3,706)	(2.8)%
Interest (expense)	(8,663)	(1.2)%	(7,898)	(1.1)%	(765)	9.7%
Interest income	928	0.1%	711	0.1%	217	30.5%

Income before income taxes	120,182	16.4%	124,436	17.3%	(4,254)	(3.4)%
Income taxes	33,259	4.5%	34,457	4.8%	(1,198)	(3.5)%

Net income	86,923	11.9%	89,979	12.5%	(3,056)	(3.4)%
Net income attributable to noncontrolling interests	752	0.1%	1,200	0.2%	(448)	(37.3)%

Net income attributable to Tim Hortons Inc.	$86,171	11.8%	$88,779	12.3%	$(2,608)	(2.9)%

n/m	Not meaningful
(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the first quarter of 2013.

(2)

Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and advertising levies of $2.5 million and $0.5 million in the first quarters of 2013 and 2012, respectively, primarily associated with the Ad Fund’s program to acquire LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Condensed Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	First quarter ended
	March 31, 2013	April 1, 2012
Franchised restaurant sales:
Canada (Canadian dollars)	$1,408,454	$1,375,274
U.S. (U.S. dollars)	$137,169	$126,482

Revenues

Sales

Sales for the first quarter of 2013 increased $0.6 million, or 0.1%, over the first quarter of 2012 to $523.9 million. The increase in sales was driven by the increase in the number of consolidated Non-owned restaurants, partially offset by a decrease in distribution sales.

Distribution sales. Distribution sales were $431.2 million in the first quarter of 2013, compared to $439.7 million in the first quarter of 2012, decreasing $8.6 million, or 2.0%. Pricing, driven primarily by lower prices for coffee and other commodities and reflective of their lower underlying costs, and to a lesser extent, product mix, decreased distribution sales by approximately $21.9 million. Partially offsetting the decrease was systemwide sales growth, which drove an increase in distribution sales of $12.5 million.

Our distribution sales continue to be subject to changes related to underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other product costs. Changes in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in spot market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for a 6-month period of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter.

Company-operated restaurants sales. Company-operated restaurant sales were $6.0 million in the first quarter of 2013, compared to $5.6 million in the first quarter of 2012. The increase of $0.4 million, or 7.5%, was driven by the increase in the average number of Company-operated restaurants, as well as the mix of Company-operated restaurants between Canada and the U.S. On average, we operated 21 Company-operated restaurants during the first quarter of 2013, 18 in Canada and 3 in the U.S., as compared to 20 in the first quarter of 2012, 12 in Canada and 8 in the U.S. Company-operated restaurant sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants.

We ended the first quarter of 2013 with 15 Company-operated restaurants in Canada, and 2 in the U.S., representing approximately 0.4% of total systemwide restaurants. Comparatively, we ended the first quarter of 2012 with 16 Company-operated restaurants in Canada, and 7 in the U.S., representing 0.6% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. As such, Company-operated revenue is also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales were $86.8 million and $78.0 million in the first quarters of 2013 and 2012, respectively, representing an increase of 11.2%. The increase in VIEs’ sales of $8.7 million was primarily due to an increase in the number of consolidated Non-owned restaurants, partially offset by lower restaurant sales in our U.S. consolidated Non-owned restaurants. During the first quarter of 2013, we consolidated, on average, approximately 358 Non-owned restaurants (122 in Canada and 236 in the U.S.), compared to 306 Non-owned restaurants (119 in Canada and 187 in the U.S.) in the first quarter of 2012.

Franchise Revenues

Rents and Royalties. Revenue from rents and royalties was $187.5 million in the first quarter of 2013, as compared to $180.2 million in the first quarter of 2012, increasing $7.3 million, or 4.0%, from the comparative quarter. Rents and royalties growth was driven primarily by sales from the net addition of 225 new full-serve restaurants across all of our markets, partially offset by the decrease in same-store sales growth in the first quarter of 2013 as compared to the first quarter of 2012, resulting in an approximate $5.1 million, or 2.8%, growth in rents and royalties revenues. We also recognized an additional $2.0 million of advertising levies specifically attributed to the Ad Fund’s Expanded Menu Board Program.

Franchise Fees. Franchise fees were $20.2 million in the first quarter of 2013, increasing $2.4 million, or 13.5%, from the first quarter of 2012. The primary factors resulting in the increase were a higher number of renovations, and type and number of restaurant resales, partially offset by fewer non-standard and standard restaurant sales. We opened more restaurants in the first quarter of 2013 under operator agreements in both Canada and the U.S. compared to the first quarter of 2012. Restaurants opening under operator agreements do not result in the recognition of any franchise fees as we retain ownership of the equipment.

Total Costs and Expenses

Cost of Sales

Cost of sales was $461.4 million in the first quarter of 2013, compared to $464.9 million in the first quarter of 2012, representing a decrease of $3.6 million, or 0.8%. The decrease in cost of sales was driven by lower distribution cost of sales, partially offset by higher cost of sales from VIEs.

Distribution cost of sales. Distribution cost of sales was $375.6 million in the first quarter of 2013, compared to $389.9 million in the first quarter of 2012, decreasing $14.4 million, or 3.7%. Pricing, related primarily to lower underlying commodity costs for coffee and other commodities, and to a lesser extent, product mix, contributed $25.7 million of the decrease, partially offset by systemwide sales growth, which drove an increase in distribution cost of sales of $11.1 million.

Company-operated restaurants’ cost of sales. Cost of sales for our Company-operated restaurants was $7.0 million, representing an increase of $0.9 million, or 15.3%. The increase was primarily attributable to an overall increase in restaurant operating costs resulting from the type of Company-operated restaurants, as well as the fact that we operated, on average, 1 additional Company-operated restaurant in the first quarter of 2013 compared to the first quarter of 2012. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $78.8 million and $68.9 million in the first quarters of 2013 and 2012, respectively. The increase in VIEs’ cost of sales of $9.9 million was primarily due to an increase in the average number of consolidated Non-owned restaurants, largely in the U.S.

Operating Expenses

Total operating expenses were $75.7 million in the first quarter of 2013, as compared to $65.9 million in the first quarter of 2012, increasing $9.8 million, or 14.9%. Total depreciation expense increased by $4.6 million year-over-year, $1.7 million of which was depreciation related to the Ad Fund’s Expanded Menu Board Program. The remaining increase in depreciation was due to an increase in the number of properties that we either own or lease, and then sublease to restaurant owners, and renovations to existing restaurants. Additionally, total rent expense increased by $2.7 million year-over-year, primarily due to 151 additional properties that were leased and then subleased to restaurant owners, partially offset by lower percentage rent expense on certain properties resulting from lower restaurant sales. Operating expenses also increased by approximately $2.7 million related to property maintenance.

Franchise Fee Costs

Franchise fee costs were $22.6 million in the first quarter of 2013, an increase of $2.3 million, or 11.2%, over the first quarter of 2012. The increase in franchise fee costs was primarily driven by an increase in the number and type of renovations in the first quarter of 2013 compared to the first quarter of 2012, partially offset by fewer non-standard and standard restaurant sales.

General and Administrative Expenses

General and administrative expenses decreased by $2.8 million to $38.7 million in the first quarter of 2013, due primarily to lower salaries and benefits. Salaries and benefits decreased due to lower stock-based compensation, resulting from a higher gain on our economic hedges partially offset by stock option revaluations in the first quarter of 2013 compared to the first quarter of 2012, as well as an equity grant which occurred in February 2012. Salaries and benefits also decreased in the first quarter of 2013 due to vacancies from the Corporate reorganization, which are expected to be filled as 2013 progresses. Partially offsetting these decreases was the favourable timing of certain benefit costs in the first quarter of 2012.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter.

Equity Income

Equity income was $3.3 million in the first quarter of 2013, which was comparable to $3.2 million in in the first quarter of 2012. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which leases the Canadian Tim Hortons/Wendy’s® combination restaurants to restaurant owners or operators.

Corporate Reorganization Expenses

We completed the realignment of roles and responsibilities within our Corporate Centre and Business Unit design at the end of the first quarter of 2013 and recognized a related charge of $9.5 million, comprised of termination costs of $6.6 million, professional fees and other of $2.5 million, and CEO transition costs of $0.3 million. CEO transition costs, comprised of an employment agreement and retention agreements with certain senior executives, are being recognized over the estimated service period. We do not anticipate significant further costs related to the reorganization, with the exception of CEO transition costs, the amount of which is not yet determined.

Other (Income) Expense, net

Other (income), net, was $0.8 million in the first quarter of 2013 compared to other expense, net, of $0.4 million in the first quarter of 2012. Other (income), net in the first quarter of 2013 was primarily due to a corporate property sale, and favourable foreign exchange in comparison to the first quarter of 2012.

Interest Expense

Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $8.7 million and $7.9 million in the first quarters of 2013 and 2012, respectively, representing an increase of $0.8 million. The increase related primarily to interest associated with the Ad Fund’s borrowings for the Expanded Menu Board Program, and an increased number of capital leases outstanding.

Interest Income

Interest income is comprised primarily of interest earned from our cash and cash equivalents. Interest income was $0.9 million in the first quarter of 2013, an increase of $0.2 million compared to the first quarter of 2012, due primarily to higher average cash balances.

Income Taxes

The effective income tax rate for the first quarter of 2013 was 27.7% which was flat compared to the first quarter of 2012, as the benefit associated with Canadian statutory rate reductions has stabilized.

For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA is continuing to conduct an examination of the 2005 through 2010 taxation years in respect of certain international issues related to transfer pricing. During the first quarter of 2013, we provided responses to additional queries received from the CRA. Also, a Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for the 2008 and 2009 taxation years. For U.S. federal income tax purposes, the Company remains open to examination commencing with the 2009 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of 3 to 5 years subsequent to the filing of the respective return. The Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

Subsequent to the end of the first quarter of 2013, the Company and Wendy’s International, Inc. (“Wendy’s”) agreed to settle all outstanding claims under the separation agreements relating to our initial public offering and spin-off from Wendy’s. The agreed upon settlement will be reflected positively in our financial statements for the second quarter of 2013, and will not have a material impact on our earnings. As part of the settlement, the Company and Wendy’s agreed to a full and final release of all claims under the separation agreements, provided, however, that any matters arising in connection with outstanding Competent Authority claims remain open.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $0.4 million to $0.8 million in the first quarter of 2013. Although we consolidated, on average, 52 additional Non-owned restaurants as compared to the first quarter of 2012, 49 were U.S. restaurants, which generally have lower profitability than our Canadian restaurants.

Comprehensive Income

In the first quarter of 2013, comprehensive income attributable to Tim Hortons Inc. was $96.8 million, compared to $77.6 million in the first quarter of 2012, an increase of $19.2 million. The increase was primarily due to a translation adjustment gain of $8.2 million in the first quarter of 2013, as compared to a translation adjustment loss of $7.8 million in the first quarter of 2012, resulting in $16.0 million of translation adjustment changes year-over-year. Translation adjustment gains/losses arise primarily from the translation of our U.S. net assets into our reporting currency, Canadian dollars, at period-end rates. When the U.S. dollar strengthens or weakens relative to the Canadian dollar, we incur a translation adjustment gain or loss. Additionally, in the first quarter of 2013, we had a $2.4 million gain, net of taxes, related to cash flow hedges, compared to a $3.4 million loss in the first quarter of 2012. These increases were partially offset by the decrease in net income of $3.1 million from the first quarter of 2013 compared to the first quarter of 2012.

The exchange rates were as follows:

	As at
	March 31, 2013	December 30, 2012	April 1, 2012	January 1, 2012
US $1.00	$1.0160	$0.9965	$0.9975	$1.0170

XBRL Filing

Attached as Exhibit 101 to this report are documents formatted in Extensible Business Reporting Language (“XBRL”). The financial information contained in the XBRL-related documents are “unaudited” and/or “unreviewed,” as applicable.

As a result of the inherent limitations within the rendering tools, we have identified discrepancies that could not be corrected and, therefore, our XBRL tagged financial statements and footnotes should be read in conjunction with our Condensed Consolidated Financial Statements contained within this Form 10-Q.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has for the most part self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of fiscal 2013. Our $250.0 million revolving bank facility (“Revolving Bank Facility”) provides an additional source of liquidity (see Credit Facilities below for additional information).

In the first quarter of 2013, we generated $48.2 million of cash from operations, compared to $66.4 million in the first quarter of 2012, a decrease of $18.2 million (see Comparative Cash Flows below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures, excluding the Expanded Menu Board Program which is a capital expenditure of the Ad Fund, and our expected debt service requirements over the next 12 months. If additional funds are needed for strategic initiatives or other corporate purposes beyond those currently available under our Revolving Bank Facility, we believe that, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at March 31, 2013, we had approximately $466.2 million in long-term debt and capital leases on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.

Capital Allocation

The Company’s first priority in relation to its business model and capital allocation philosophy is to reinvest in the business to drive growth and the success of our system to create long-term value for our shareholders. Given our significant financial strength, the Company also regularly reviews opportunities for creating value and maximizing shareholder returns.

In particular, in early 2013 we evaluated potential options regarding the possible transfer of real estate under our control to a Real Estate Investment Trust (“REIT”) structure as we have seen significant recent REIT transactions in both Canada and the U.S. We had also previously evaluated whether a REIT structure could create value for the Company. For reasons specific to our Company, including that a majority of our real estate is leased, and that, under current arrangements with our restaurant owners, a significant portion of the income we derive in connection with the real estate under our control may not be qualifying income for a REIT, the Company has determined that establishing a REIT structure at this time would not create significant value. The Company’s analysis and conclusions in this regard have been reviewed and confirmed by the Company’s external financial and legal advisors.

In addition, in light of the persistent and historically low interest rate environment, and the financial flexibility afforded us by the strength of our balance sheet, we have evaluated, and continue to actively evaluate, the optimal capital structure for our Company. This analysis will be informed by a number of factors, including an assessment of the appropriate debt capacity of the Company and our objective of maintaining our investment grade rating. We believe maintaining our investment grade rating is important to facilitate access to capital at attractive rates, needed to enable business growth and the success of our system, which we believe leads to the creation of shareholder value.

Our review of our optimal capital structure, including consideration of potential share repurchase activity and other uses of leverage, also includes an analysis of how best to manage certain tax complexities unique to Tim Hortons. These complexities present challenges to moving cash through our cross-border corporate structure. Substantially all of our free cash flow is generated from our Canadian operations and passes through a U.S. holding company before distribution to the Canadian public company and, ultimately, our shareholders. This subjects the Canadian earnings to U.S. income and withholding taxes. A portion of the corporate structure was modified in fiscal 2009 when we completed our Canadian public company reorganization, and, in addition to providing operational and administrative efficiencies, has resulted in significant benefit to the Company as our effective tax rate in fiscal 2012 alone was approximately 8% lower than it would have been had we not undertaken the reorganization. Our effective tax rate is now based primarily on Canadian corporate statutory rates rather than the higher U.S. corporate statutory rates. We are working on various alternatives to address the constraints embedded in our current corporate structure. Addressing these constraints is an important consideration when evaluating potential benefits associated with any particular capital allocation strategy, and to maintaining our lower effective tax rate over the longer term.

We continue to actively explore these and other ideas designed to drive value and returns for our shareholders. Given the complexities associated with these matters, there can be no assurance at this time as to the ultimate determination and/or the nature and timing of any activities we may contemplate.

Common Shares

On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the Toronto Stock Exchange (“TSX”) rules. The 2013 Program has received regulatory approval from the TSX. Our common shares will be purchased under the 2013 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases will be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program began on February 26, 2013 and will expire on February 25, 2014, or earlier if the $250.0 million or the 10.0% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

During the first quarter of 2013, there were no share repurchases as part of the 2013 Program. We commenced our 2013 program in the second quarter of 2013 through a 10b5-1 automatic trading plan.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 153,404,839 common shares outstanding as at March 31, 2013. As at this same date, we had outstanding stock options with tandem stock appreciation rights to acquire 1,094,556 of our common shares to officers of the Corporation pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 516,403 were exercisable.

Dividends

In February 2013, our Board of Directors approved an increase in the targeted dividend payout range to 35% to 40% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain items, such as gains on divestitures, tax impacts and asset impairments that affect our annual net income attributable to Tim Hortons Inc. Also in February 2013, our Board of Directors approved an increase of 23.8% in the quarterly dividend to $0.26 per common share. The Board declared and we paid our March 2013 dividend at this new rate. On May 8, 2013, our Board of Directors declared a $0.26 per share quarterly dividend, payable on June 7, 2013 to shareholders of record at the close of business on May 23, 2013. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

Credit Facilities

We have an unsecured Revolving Bank Facility, which will mature on January 26, 2017. The facility is supported by a syndicate of 7 financial institutions, of which Canadian financial institutions hold approximately 64% of the total funding commitment. We may use the borrowings under the Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives.

The Revolving Bank Facility is for $250.0 million (which includes $25.0 million overdraft availability and a $25.0 million letter of credit facility). As at March 31, 2013, we had utilized $6.0 million of the facility to support standby letters of credit.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at March 31, 2013.

Ad Fund

As at March 31, 2013, the Ad Fund has a 7-year Term Loan (“Term Loan”) of $54.5 million with a Canadian financial institution related to the Expanded Menu Board Program. The Term Loan matures in November 2019 and will be repaid in equal quarterly installments. It bears interest of a Banker’s Acceptance Fee plus an applicable margin, with interest payable quarterly in arrears. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on the Term Loan. Prepayment of the loan is permitted without penalty at any time in whole or in part. We expect this debt to be serviced by the Ad Fund, and not from cash from operations.

The Ad Fund also has a Revolving Credit Facility bearing interest of a Banker’s Acceptance Fee plus an applicable margin of $39.3 million, which was undrawn as at March 31, 2013. The Term Loan and Revolving Credit Facility are secured by the Ad Fund’s assets and are not guaranteed by Tim Hortons Inc. or any of its subsidiaries.

There are no other financial covenants associated with the Revolving Credit Facility or the Term Loan. Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental condition of the Ad Fund.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in the first quarter of 2013 was $48.2 million compared to $66.4 million in the first quarter of 2012, a decrease of $18.2 million. The decrease was primarily due to working capital movements from lower cash receipts driven by the timing of statutory holidays at the end of the quarter, as well as higher payments related to the Corporate reorganization in the first quarter of 2013, partially offset by changes in tax balances receivable or payable to the comparative quarter related to specific transactions.

Investing Activities. Net cash used in investing activities was $48.6 million in the first quarter of 2013 compared to $47.3 million in the first quarter of 2012, an increase of $1.3 million. The increase was primarily due to increased capital expenditures for new and existing restaurants year-over-year, partially offset by a decrease in the Ad Fund’s capital expenditures related to the Expanded Menu Board Program. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures is as follows:

	First quarter ended
	March 31, 2013	April 1, 2012
	(in millions)
Capital expenditures(1)
New restaurants	$22.8	$17.0
Existing restaurants(2)	19.0	13.6
Ad Fund(3)	2.8	14.0
Other capital expenditures	5.6	3.7

Total capital expenditures	$50.2	$48.3

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.
(2)	Related primarily to renovations and restaurant replacements.
(3)	Related to the Expanded Menu Board Program which is being funded by the Ad Fund.

Capital expenditures for new restaurants in Canada and the U.S. were as follows:

	First quarter ended
	March 31, 2013	April 1, 2012
	(in millions)
Canada	$10.7	$10.3
U.S.(1)	12.1	6.7

Total	$22.8	$17.0

(1)	There were significant cash capital expenditures in the U.S. in the first quarter of 2013 relating to restaurants opened in the latter part of the fourth quarter of 2012.

Financing Activities. Financing activities used cash of $45.8 million in the first quarter of 2013 compared to $86.8 million in the first quarter of 2012. Our decreased use of cash for financing activities is a direct result of our share repurchase activity in the first quarter of 2013 as compared to the first quarter of 2012. We did not repurchase shares in the first quarter of 2013, whereas we accelerated the repurchase of common shares in the first quarter of 2012, temporarily funded by short-term borrowing of $25.0 million. Partially offsetting the decreased use of cash for share repurchases were our increased dividend payments reflecting the higher dividend rate, as we paid dividends of $39.9 million in the first quarter of 2013, compared to $33.0 million in the first quarter of 2012.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as at March 31, 2013 and December 30, 2012 as that term is described by the SEC.

The Application of Critical Accounting Policies

The Condensed Consolidated Financial Statements and accompanying footnotes included in this report have been prepared in accordance with U.S. GAAP, with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates. Also, materially different amounts may result under materially different conditions or from using materially different assumptions. However, management currently believes that any materially different amounts resulting from materially different conditions or material changes in facts or circumstances are unlikely.

Other than the adoption of a new accounting standard, as noted in Note 1 of the Condensed Consolidated Financial Statements, there have been no significant changes in critical accounting policies or management estimates since the year ended December 30, 2012. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K for the year ended December 30, 2012, filed with the SEC and the CSA on February 21, 2013.

Market Risk

Our exposure to various foreign exchange, commodity, interest rate, and inflationary risks remains substantially the same as reported in our 2012 Form 10-K for the year ended December 30, 2012.

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the first quarter ended March 31, 2013 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 21, 2013 (the “2012 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto), and our 2012 Form 10-K, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as to management’s expectations as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales revenues, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) experience a decline and/or increased volatility in the market price of its stock, (v) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (vi) increase costs, corporately or at restaurant-level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased guest demand for our products resulting in lower sales, revenues, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 35 of this Form 10-Q.

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

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial conditions and earnings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2012 Form 10-K filed on February 21, 2013 with the SEC and the CSA, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2012 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are updating certain of the risk factors previously disclosed in Part I, Item 1A of our 2012 Form 10-K, as set forth below, in order to reflect certain events which have occurred since the 2012 Form 10-K was filed.

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

We are currently in a CEO transition period and our Board of Directors has appointed Mr. Marc Caira to the position of President and Chief Executive Officer, effective July 2, 2013. With the change in leadership, there is a risk to retention of other members of senior management, even with the existing retention program in place, as well as to continuity of business initiatives, plans and strategies through the transition period.

In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design. We completed the process of realigning roles and responsibilities under that new structure by the end of the first quarter of 2013. As a result of the Corporate reorganization, there has been a slight net reduction in the size of our employee base due to the departure of certain employees, and we currently have vacancies in certain positions which need to be filled. Any lack of required resources for a prolonged period of time could negatively impact our operations and ability to execute our strategic initiatives; harm our ability to retain and motivate employees; and negatively impact our ability to attract new employees.

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

See additional disclosure under “Liquidity and Capital Resources – Capital Allocation” in Part I, Item 2 of this Form 10-Q that is incorporated into this section by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (Cdn.) (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.) (3) (4) (5)
Monthly Period #1 (December 31, 2012 — February 3, 2013)	—	n/a	—	$—
Monthly Period #2 (February 4, 2013 — March 3, 2013)	—	n/a	—	250,000,000
Monthly Period #3 (March 4, 2013 — March 31, 2013)	—	n/a	—	250,000,000

Total	—	n/a	—	$250,000,000

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.
(4)

On February 23, 2012, we announced we obtained regulatory approval from the Toronto Stock Exchange (the “TSX”) to commence a 2012 share repurchase program (“2012 Program”) for up to $200.0 million in common shares, not to exceed the regulatory maximum of 13,668,332 common shares, representing 10% of our public float as of February 20, 2012, as defined under the TSX rules. The 2012 Program commenced March 5, 2012 and was due to terminate on March 4, 2013 or earlier if the $200.0 million or 10% share maximum was reached. The 2012 Program was completed on December 28, 2012 as the $200.0 million total repurchase limit was reached. The common shares purchased under the 2012 Program were cancelled.

(5)

On February 21, 2013, we announced we obtained regulatory approval from the TSX to commence a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TXS rules. The 2013 Program was scheduled to commence on February 26, 2013 and is due to terminate on February 25, 2014, or earlier if the $250.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

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

TIM HORTONS INC. (Registrant)

Date: May 8, 2013	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

*10(a)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009, as further amended and restated effective February 21, 2013	Incorporated herein by reference to Exhibit 10(r) to the Annual Report on Form 10-K of the Registrant filed with the Commission on February 21, 2013 (File No. 001-32843).

*10(b)	Form of Restricted Stock Unit Award Agreement (2013 Award)	Filed herewith.

*10(c)	Form of Nonqualified Stock Option Award Agreement (2013 Award)	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Denotes management contract or compensatory arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”