Form 10-Q
period 2013-06-30
Tim Hortons Inc.
filed 2013-08-08
CIK 1345111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common shares	150,986,208 shares

Exhibit Index on page 47.

TIM HORTONS INC. AND SUBSIDIARIES

On August 2, 2013, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9635 for Cdn$1.00.

Availability of Information

Tim Hortons Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act (the “CBCA”), qualifies as a foreign private issuer in the U.S. for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although, as a foreign private issuer, the Company is no longer required to do so, the Company currently continues to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues
Sales (note 14)	$568,562	$563,772	$1,092,449	$1,087,074
Franchise revenues
Rents and royalties	209,289	198,973	396,743	379,159
Franchise fees	22,288	22,836	42,484	40,632

	231,577	221,809	439,227	419,791

Total revenues	800,139	785,581	1,531,676	1,506,865

Costs and expenses
Cost of sales (note 14)	489,092	492,900	950,446	957,820
Operating expenses	76,986	72,314	152,719	138,239
Franchise fee costs	23,326	24,794	45,878	45,076
General and administrative expenses	38,038	40,272	76,706	81,695
Equity (income)	(3,916)	(3,859)	(7,265)	(7,105)
Corporate reorganization expenses (note 2)	604	1,277	10,079	1,277
Other (income) expense, net	(570)	(956)	(1,383)	(599)

Total costs and expenses, net	623,560	626,742	1,227,180	1,216,403

Operating income	176,579	158,839	304,496	290,462
Interest (expense)	(8,922)	(8,650)	(17,585)	(16,548)
Interest income	791	723	1,719	1,434

Income before income taxes	168,448	150,912	288,630	275,348
Income taxes (note 3)	43,886	41,675	77,145	76,132

Net income	124,562	109,237	211,485	199,216
Net income attributable to noncontrolling interests (note 13)	826	1,170	1,578	2,370

Net income attributable to Tim Hortons Inc.	$123,736	$108,067	$209,907	$196,846

Basic earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.81	$0.70	$1.38	$1.27

Diluted earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.81	$0.69	$1.37	$1.26

Weighted average number of common shares outstanding (in thousands) – Basic (note 4)	152,083	155,351	152,597	155,589

Weighted average number of common shares outstanding (in thousands) – Diluted (note 4)	152,637	155,995	153,133	156,207

Dividends per common share	$0.26	$0.21	$0.52	$0.42

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of Canadian dollars)

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$124,562	$109,237	$211,485	$199,216
Other comprehensive income (loss)
Translation adjustments gain (loss)	15,205	8,342	23,382	506
Unrealized gains (losses) from cash flow hedges (note 9)
Gain (loss) from change in fair value of derivatives	5,307	2,114	8,079	(1,389)
Amount of net gain (loss) reclassified to earnings during the period	378	(800)	1,041	(1,948)
Tax (expense) recovery (note 9)	(1,333)	(334)	(2,325)	951

Other comprehensive income (loss)	19,557	9,322	30,177	(1,880)

Comprehensive income	144,119	118,559	241,662	197,336
Comprehensive income attributable to noncontrolling interests	826	1,170	1,578	2,370

Comprehensive income attributable to Tim Hortons Inc.	$143,293	$117,389	$240,084	$194,966

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands of Canadian dollars, except share and per share data)

	As at
	June 30, 2013	December 30, 2012
Assets
Current assets
Cash and cash equivalents	$86,603	$120,139
Restricted cash and cash equivalents	104,780	150,574
Accounts receivable, net	188,989	171,605
Notes receivable, net (note 5)	5,946	7,531
Deferred income taxes	6,844	7,142
Inventories and other, net (note 6)	109,639	107,000
Advertising fund restricted assets (note 13)	38,264	45,337

Total current assets	541,065	609,328
Property and equipment, net	1,588,991	1,553,308
Intangible assets, net	3,195	3,674
Notes receivable, net (note 5)	5,662	1,246
Deferred income taxes	11,540	10,559
Equity investments	41,830	41,268
Other assets	72,603	64,796

Total assets	$2,264,886	$2,284,179

Liabilities and equity
Current liabilities
Accounts payable (note 7)	$140,648	$169,762
Accrued liabilities
Salaries and wages	14,642	21,477
Taxes	12,574	8,391
Tim Card obligation and other (note 7)	147,913	197,871
Deferred income taxes	1,052	197
Advertising fund liabilities (note 13)	42,624	44,893
Current portion of long-term obligations	20,130	20,781

Total current liabilities	379,583	463,372

Long-term obligations
Long-term debt	364,335	359,471
Long-term debt – Advertising fund	44,393	46,849
Capital leases	115,645	104,383
Deferred income taxes	8,468	10,399
Other long-term liabilities (note 7)	116,601	109,614

Total long-term obligations	649,442	630,716

Commitments and contingencies (note 10)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares. Issued: 151,319,384 and 153,404,839 shares, respectively (note 11)	429,105	435,033
Common shares held in Trust, at cost:
340,314 and 316,923 shares, respectively (note 13)	(14,969)	(13,356)
Contributed surplus	13,388	10,970
Retained earnings	916,421	893,619
Accumulated other comprehensive loss	(108,851)	(139,028)

Total equity of Tim Hortons Inc.	1,235,094	1,187,238
Noncontrolling interests (note 13)	767	2,853

Total equity	1,235,861	1,190,091

Total liabilities and equity	$2,264,886	$2,284,179

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands of Canadian dollars)

	Year-to-date period ended
	June 30, 2013	July 1, 2012
Cash flows provided from (used in) operating activities
Net income	$211,485	$199,216
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	72,368	62,379
Stock-based compensation expense (note 12)	12,535	11,869
Deferred income taxes	(2,539)	(2,081)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	46,356	43,290
Accounts receivable	(8,254)	(32,425)
Inventories and other	(5,218)	7,285
Accounts payable and accrued liabilities	(75,262)	(64,156)
Taxes	4,144	(8,674)
Other	2,714	(352)

Net cash provided from operating activities	258,329	216,351

Cash flows (used in) provided from investing activities
Capital expenditures	(88,272)	(66,628)
Capital expenditures – Advertising fund (note 13)	(5,224)	(30,830)
Other investing activities	6,125	(8,710)

Net cash (used in) investing activities	(87,371)	(106,168)

Cash flows (used in) provided from financing activities
Repurchase of common shares (note 11)	(113,803)	(136,509)
Dividend payments to common shareholders	(79,348)	(65,661)
Net proceeds from issue of debt – Advertising fund (note 13)	0	32,262
Principal payments on long-term debt obligations	(8,543)	(4,078)
Other financing activities	(5,001)	(4,739)

Net cash (used in) financing activities	(206,695)	(178,725)

Effect of exchange rate changes on cash	2,201	(222)

(Decrease) in cash and cash equivalents	(33,536)	(68,764)
Cash and cash equivalents at beginning of period	120,139	126,497

Cash and cash equivalents at end of period	$86,603	$57,733

Supplemental disclosures of cash flow information:
Interest paid	$17,131	$16,199
Income taxes paid	$77,540	$94,605
Non-cash investing and financing activities:
Capital lease obligations incurred	$19,219	$13,133

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust		Contributed Surplus $	Retained Earnings $	AOCI(1)		Total Equity THI $	NCI(2) $	Total Equity $
	Number	$	Number	$			Translation Adjustment $	Cash Flow Hedges $
Balance as at January 1, 2012	157,815	$447,558	(277)	$(10,136)	$6,375	$836,968	$(128,170)	$(47)	$1,152,548	$1,885	$1,154,433
Repurchase of common shares(3)	(4,410)	(12,525)	(112)	(6,154)	0	(212,675)	0	0	(231,354)	0	(231,354)
Disbursed or sold from the Trust(4)	0	0	72	2,934	0	0	0	0	2,934	0	2,934
Stock based compensation	0	0	0	0	4,595	(2,143)	0	0	2,452	0	2,452
Other comprehensive loss	0	0	0	0	0	0	(7,268)	(3,543)	(10,811)	0	(10,811)
NCI transactions	0	0	0	0	0	(907)	0	0	(907)	907	0
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	4,881	4,881
Net income attributable to THI	0	0	0	0	0	402,885	0	0	402,885	0	402,885
Dividends and distributions, net	0	0	0	0	0	(130,509)	0	0	(130,509)	(4,820)	(135,329)

Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Repurchase of common shares(3)	(2,086)	(5,928)	(43)	(2,453)	0	(107,875)	0	0	(116,256)	0	(116,256)
Disbursed or sold from the Trust(4)	0	0	20	840	0	0	0	0	840	0	840
Stock based compensation	0	0	0	0	2,418	171	0	0	2,589	0	2,589
Other comprehensive income before reclassifications(5)	0	0	0	0	0	0	23,382	5,938	29,320	0	29,320
Amounts reclassified from AOCI(5)	0	0	0	0	0	0	0	857	857	0	857
NCI transactions	0	0	0	0	0	(53)	0	0	(53)	53	0
Net income attributable to NCI	0	0	0	0	0	0	0	0	0	1,578	1,578
Net income attributable to THI	0	0	0	0	0	209,907	0	0	209,907	0	209,907
Dividends and distributions, net	0	0	0	0	0	(79,348)	0	0	(79,348)	(3,717)	(83,065)

Balance as at June 30, 2013	151,319	$429,105	(340)	$(14,969)	$13,388	$916,421	$(112,056)	$3,205	$1,235,094	$767	$1,235,861

(1)	Accumulated other comprehensive income.
(2)	Noncontrolling interests.
(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.
(4)	Amounts are net of tax (see note 12).
(5)	Amounts are net of tax (see note 9).

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act. References herein to “Tim Hortons”, or the “Company” refer to Tim Hortons Inc. and its subsidiaries. The Company’s principal business is the development and franchising of quick service restaurants primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), specialty teas and fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other food products. As the franchisor, we collect royalty revenue from franchised restaurant sales. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of our system restaurants with coffee and other beverages, non-perishable food, supplies, packaging and equipment.

The following table outlines the Company’s systemwide restaurant count and activity:

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Systemwide Restaurant Count
Franchised restaurants in operation – beginning of period	4,271	4,019	4,242	3,996
Restaurants opened	27	38	60	68
Restaurants closed	(12)	(10)	(22)	(12)
Net transfers within the franchised system	(2)	3	4	(2)

Franchised restaurants in operation – end of period	4,284	4,050	4,284	4,050
Company-operated restaurants	20	21	20	21

Total systemwide restaurants – end of period(1)	4,304	4,071	4,304	4,071

% of restaurants franchised – end of period	99.5%	99.5%	99.5%	99.5%

(1)

Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above table are 251 primarily licensed locations in the Republic of Ireland and the United Kingdom as at June 30, 2013 (second quarter fiscal 2012: 243 restaurants).

Basis of presentation and principles of consolidation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at June 30, 2013, and the results of operations, comprehensive income and cash flows for the second quarters ended June 30, 2013 and July 1, 2012. These Condensed Consolidated Financial Statements should be read in conjunction with the 2012 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K filed with the SEC and the CSA on February 21, 2013. The December 30, 2012 Condensed Consolidated Balance Sheet was derived from the audited 2012 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.

The Condensed Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain entities which the Company consolidates as variable interest entities (“VIEs”) (see note 13). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these non-consolidated affiliates is included in Equity income, which is included as part of operating income because these investments are operating ventures closely integrated into the Company’s business operations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

Accounting changes – new accounting standards

In the first quarter of fiscal 2013, we prospectively adopted Accounting Standards Update No. 2013-02 – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosure of significant reclassifications out of comprehensive income into net income, if the amount is required to be reclassified in its entirety (see Condensed Consolidated Statement of Equity and note 9).

NOTE 2	CORPORATE REORGANIZATION EXPENSES

The Company completed the realignment of roles and responsibilities under its new organizational structure at the end of the first quarter of fiscal 2013, and incurred the following expenses, as set forth in the table below:

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Termination costs	$0	$0	$6,632	$0
Professional fees and other	0	1,277	2,543	1,277
CEO transition costs	604	0	904	0

Total Corporate reorganization expenses	$604	$1,277	$10,079	$1,277

The CEO transition costs incurred in the second quarter of 2013 consist primarily of stock-based compensation expense. The Company expects to incur an additional approximate $1.0 million related to CEO transition through the remainder of fiscal 2013. CEO transition costs also include expenses related to an employment agreement with an executive officer and retention agreements with certain senior executives. The retention agreements provide bonuses to certain senior executives if they remain employed for a specified time period subsequent to the transition to a new CEO. The expense is being recognized over the estimated service period of these agreements. The Company has accrued $1.1 million as at June 30, 2013 relating to the retention agreements, for which the total expense may be up to $2.8 million.

	Termination costs	Professional fees and other	CEO transition charges	Total
Cost incurred during fiscal 2012	$9,016	$7,602	$2,256	$18,874
Paid during fiscal 2012	(1,458)	(3,775)	(411)	(5,644)

Accrued as at December 30, 2012	7,558	3,827	1,845	13,230
Cost incurred during fiscal 2013 to-date	6,632	2,543	904	10,079
Paid during fiscal 2013 to-date	(12,177)	(5,185)	(344)	(17,706)

Accrued as at June 30, 2013(1)	$2,013	$1,185	$2,405	$5,603

(1)	Of the total accrual, $5.0 million is recognized in Accounts Payable (fiscal 2012: $12.4 million).

NOTE 3	INCOME TAXES

The effective income tax rate was 26.1% for the second quarter ended June 30, 2013 (second quarter fiscal 2012: 27.6%) and 26.7% for the year-to-date period ended June 30, 2013 (year-to-date period fiscal 2012: 27.6%). The reduction in the income tax rate in the second quarter of 2013 compared to the second quarter of 2012 is primarily due to the favourable impact related to a reserve release resulting from a statute of limitations lapse and tax benefits associated with other discrete items, partially offset by an increase to prior year tax reserves as a result of audit activity.

For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA has issued notices of reassessment for the 2005 through 2009 taxation years for transfer pricing adjustments related to our former investment in the Maidstone Bakery joint venture. The proposed adjustments, including tax, penalty and interest, total approximately $60.0 million. We will be required to deposit approximately $35.0 million of the proposed adjustment with the CRA and other taxation authorities by October 2013. Although the outcome of this matter cannot be predicted with certainty, the Company intends to contest this matter vigorously and we believe that we will ultimately prevail based on the merits of our position. At this time, we believe that we have adequately reserved for this matter; however, we will continue to evaluate our reserves as we progress through the appeals or litigation process with the CRA. If the CRA’s position is ultimately sustained as proposed, it may have a material adverse impact on earnings in the period that the matter is settled.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 4	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income attributable to Tim Hortons Inc.	$123,736	$108,067	$209,907	$196,846

Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	152,083	155,351	152,597	155,589
Dilutive impact of RSUs(1)	295	317	286	311
Dilutive impact of stock options with tandem SARs(2)	259	327	250	307

Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	152,637	155,995	153,133	156,207

Basic earnings per common share attributable to Tim Hortons Inc.	$0.81	$0.70	$1.38	$1.27

Diluted earnings per common share attributable to Tim Hortons Inc.	$0.81	$0.69	$1.37	$1.26

(1)	Restricted stock units (“RSUs”).
(2)	Stock appreciation rights (“SARs”).

NOTE 5	NOTES RECEIVABLE, NET

	As at
	June 30, 2013			December 30, 2012
	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Franchise Incentive Program (“FIP”) notes(1)	$20,518	$(15,333)	$5,185	$20,235	$(14,441)	$5,794
Other notes receivable(3)	8,249	0	8,249	4,773	0	4,773

Notes receivable	$28,767	$(15,333)	$13,434	$25,008	$(14,441)	$10,567

Allowance			(1,826)			(1,790)

Notes receivable, net			$11,608			$8,777
Current portion, net			(5,946)			(7,531)

Long-term portion, net			$5,662			$1,246

	As at
	June 30, 2013			December 30, 2012
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP Notes and other)	$9,979	$(1,931)	$8,048	$6,969	$(1,269)	$5,700
Past-due status < 90 days (FIP Notes)	234	(0)	234	407	(407)	0
Past-due status > 90 days (FIP Notes)	18,554	(13,402)	5,152	17,632	(12,765)	4,867

Notes receivable	$28,767	$(15,333)	$13,434	$25,008	$(14,441)	$10,567

Allowance			(1,826)			(1,790)

Notes receivable, net			$11,608			$8,777

(1)

The Company has outstanding FIP arrangements with certain U.S. restaurant owners, which generally provided interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures and signage.

(2)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Condensed Consolidated Balance Sheet (see note 13).
(3)	Relates primarily to notes issued to vendors in conjunction with the financing of certain property sales and on various equipment and other financing programs.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 6	INVENTORIES AND OTHER, NET

	As at
	June 30, 2013	December 30, 2012
Raw materials	$29,420	$19,941
Finished goods	71,064	75,660

	100,484	95,601
Inventory obsolescence provision	(870)	(1,015)

Inventories, net	99,614	94,586
Prepaids and other	10,025	12,414

Total Inventories and other, net	$109,639	$107,000

NOTE 7	ACCOUNTS PAYABLE, TIM CARD OBLIGATION AND OTHER, AND OTHER LONG–TERM LIABILITIES

Accounts payable

	As at
	June 30, 2013	December 30, 2012
Accounts payable	$114,881	$126,312
Construction holdbacks and accruals	20,812	31,008
Corporate reorganization accrual (note 2)	4,955	12,442

Total Accounts payable	$140,648	$169,762

Tim Card obligation and other

	As at
	June 30, 2013	December 30, 2012
Tim Card obligation	$112,508	$159,745
Contingent rent expense accrual	8,895	9,962
Maidstone Bakeries supply contract deferred liability	7,553	7,929
Other accrued liabilities(1)	18,957	20,235

Total Accrued liabilities, Other	$147,913	$197,871

(1)	Includes deferred revenues, deposits, and various equipment and other accruals.

Other long-term liabilities

	As at
	June 30, 2013	December 30, 2012
Accrued rent leveling liability	$30,149	$29,244
Uncertain tax position liability(1)	32,724	28,610
Stock-based compensation liabilities (note 12)	23,112	17,479
Maidstone Bakeries supply contract deferred liability	11,763	15,352
Other accrued long-term liabilities(2)	18,853	18,929

Total Other long-term liabilities	$116,601	$109,614

(1)	Includes accrued interest.
(2)	Includes deferred revenues and various other accruals.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 8	FAIR VALUES

Financial assets and liabilities measured at fair value

	As at
	June 30, 2013			December 30, 2012
	Notional value	Fair value hierarchy	Fair value asset (liability)(1)	Notional value	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives:
Forward currency contracts(2)	$151,645	Level 2	$7,073	$195,081	Level 2	$(2,014)
Interest rate swap(3)	32,500	Level 2	35	0	Level 2	0
Total return swaps (“TRS”)(4)	41,403	Level 2	15,739	41,403	Level 2	7,504

Total Derivatives	$225,548		$22,847	$236,484		$5,490

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.
(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.
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

Other financial assets and liabilities not measured at fair value

The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	June 30, 2013			December 30, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Cash and cash equivalents(1)	Level 1	$86,603	$86,603	Level 1	$120,139	$120,139
Restricted cash and cash equivalents(1)	Level 1	104,780	104,780	Level 1	150,574	150,574
Bearer deposit notes(2)	Level 2	41,403	41,403	Level 2	41,403	41,403
Notes receivable, net(3)	Level 3	11,608	11,608	Level 3	8,777	8,777
Senior unsecured notes, series 1(4)	Level 2	(316,764)	(301,370)	Level 2	(325,857)	(301,544)
Advertising fund term debt(5)	Level 3	(52,464)	(52,464)	Level 3	(56,500)	(56,500)
Other debt(6)	Level 3	(113,623)	(65,668)	Level 3	(125,000)	(60,223)

(1)	The carrying values approximate fair values due to the short-term nature of these investments.
(2)

The Company holds these notes as collateral to reduce the carrying costs of the TRS. The interest rate on these notes resets every 90 days; therefore, the fair value of these notes, using a market approach, approximates the carrying value.

(3)

Management generally estimates the current value of notes receivable, using a cost approach, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral.

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 9	DERIVATIVES

	As at
	June 30, 2013				December 30, 2012
	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$6,931	$(14)	$6,917	Accounts receivable, net	$494	$(2,315)	$(1,821)	Accounts payable
Interest rate swap(2)	$35	$0	$35	Other assets	$0	$0	$0	n/a
Derivatives not designated as hedging instruments
TRS(3)	$15,739	$0	$15,739	Other assets	$8,614	$(1,110)	$7,504	Other assets
Forward currency contracts(1)	$156	$0	$156	Accounts receivable, net	$5	$(198)	$(193)	Accounts payable

(1)	Notional value as at June 30, 2013 of $151.6 million (fiscal 2012: $195.1 million), with maturities ranging between July 2013 and May 2014; no associated cash collateral.
(2)	Notional value as at June 30, 2013 of $32.5 million (fiscal 2012: $nil), with maturities through fiscal 2019; no associated cash collateral.
(3)

The notional value and associated cash collateral, in the form of bearer deposit notes (see note 8), was $41.4 million as at June 30, 2013 (fiscal 2012: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2019.

		Second quarter ended June 30, 2013			Second quarter ended July 1, 2012
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$4,851	$144	$4,995	$2,114	$(973)	$1,141
Interest rate swap	Interest (expense)	456	61	517	0	0	0
Interest rate forwards(3)	Interest (expense)	0	173	173	0	173	173

Total		5,307	378	5,685	2,114	(800)	1,314
Income tax effect	Income taxes	(1,279)	(54)	(1,333)	(545)	211	(334)

Net of income taxes		$4,028	$324	$4,352	$1,569	$(589)	$980

		Year-to-date period ended June 30, 2013			Year-to-date period ended July 1, 2012
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$8,124	$615	$8,739	$(1,389)	$(2,294)	$(3,683)
Interest rate swap	Interest (expense)	(45)	80	35	0	0	0
Interest rate forwards(3)	Interest (expense)	0	346	346	0	346	346

Total		8,079	1,041	9,120	(1,389)	(1,948)	(3,337)
Income tax effect	Income taxes	(2,141)	(184)	(2,325)	441	510	951

Net of income taxes		$5,938	$857	$6,795	$(948)	$(1,438)	$(2,386)

(1)	Excludes amounts related to ineffectiveness, as they were not significant.
(2)	Other comprehensive income (“OCI”).
(3)	The Company entered into and settled interest rate forwards in fiscal 2010 relating to the Company’s outstanding term debt.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The following table summarizes the (gain) loss on derivatives not designated as hedging instruments:

	Classification on Condensed Consolidated Statement of Operations	Second quarter ended		Year-to-date ended
		June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
TRS	General and administrative expenses	$(1,482)	$(180)	$(8,235)	$(3,412)
Forward currency contracts	Cost of sales	(69)	211	(349)	959

Total (gain) loss, net		$(1,551)	$31	$(8,584)	$(2,453)

NOTE 10	COMMITMENTS AND CONTINGENCIES

On June 12, 2008, a proposed class action was issued against the Company and certain of its affiliates in the Ontario Superior Court by two of its franchisees, alleging, among other things, that the Company’s Always Fresh baking system and lunch offerings led to lower franchisee profitability. The claim, as amended, asserted damages of approximately $1.95 billion on behalf of certain Canadian restaurant owners. The action was dismissed in its entirety by summary judgment on February 24, 2012 and all avenues of appeal have been exhausted.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition and earnings.

NOTE 11	COMMON SHARES

Share repurchase programs

On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float, as defined under the TSX rules as of February 14, 2013. The 2013 Program received regulatory approval from the TSX. Under the 2013 Program, the Company’s common shares may be purchased through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases may be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program commenced on February 26, 2013 and is due to expire on February 25, 2014, or earlier if the $250.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

Share repurchase activity for fiscal 2013 and 2012 is reflected in the Condensed Consolidated Statement of Equity; all shares repurchased were cancelled.

The Company obtained regulatory approval from the TSX to amend its Normal Course Issuer Bid (“NCIB”) to remove the former maximum dollar cap of $250.0 million. The timing of the program and exact number of shares purchased under the NCIB will be at our discretion and subject to the negotiation and execution of a broker agreement. The Company’s common shares will be purchased under the program through a combination of a 10b5-1 automatic trading plan in accordance with pre-set trading instructions established at a time when the Corporation is not in possession of material, non-public information as well as at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations.

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 12	STOCK-BASED COMPENSATION

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
RSUs	$2,478	$3,132	$3,580	$5,790
Stock options and tandem SARs	2,264	1,305	7,339	5,050
DSUs(1)	406	251	1,616	1,029

Total stock-based compensation expense(2)	$5,148	$4,688	$12,535	$11,869

(1)	Deferred share units (“DSUs”).
(2)	Generally included in General and administrative expenses.

The Company has entered into TRS contracts as economic hedges, covering 1.0 million of the Company’s underlying common shares, which represents a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs. The Company recognized a gain of $1.5 million in the second quarter ended June 30, 2013 (second quarter fiscal 2012: gain of $0.2 million) and a gain of $8.2 million in the year-to-date period ended June 30, 2013 (year-to-date period fiscal 2012: gain of $3.4 million) in General and administrative expenses (see note 9) related to the revaluation of the TRS.

The Company’s Human Resource and Compensation Committee (“HRCC”) approves all stock-based compensation awards. All awards granted in May 2013 were granted under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). Details of stock-based compensation grants and settlements are set forth below.

Restricted stock units

The following table is a summary of activity for RSUs granted to employees under the Company’s 2006 and 2012 Stock Incentive Plans, for the periods set forth below:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance as at January 1, 2012	306	$40.91
Granted	192	54.49
Dividend equivalent rights	6	50.30
Vested and settled(1)	(160)	36.72
Forfeited	(32)	46.35

Balance as at December 30, 2012	312	$50.91
Granted	141	56.12
Dividend equivalent rights	4	53.49
Vested and settled(1)	(44)	51.39
Forfeited	(15)	51.23

Balance as at June 30, 2013	398	$52.72

(1)	Generally settled with common shares from the TDL RSU Employee Benefit Plan Trust (“Trust”).

In the second quarter ended June 30, 2013, the Company funded the Trust, which, in turn, purchased approximately 43,000 common shares for $2.5 million (second quarter fiscal 2012: 112,000 common shares for $6.2 million).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

RSUs that vested during the second quarter of fiscal 2013 and 2012 were settled with the participants in the following manner:

	RSU Gross Settlement	RSU Settlement, net of tax
	Units	Units	Amount
	(in thousands)
2012
Settled with common shares from the Trust	34	18	$670
Settled by an open market purchase	7	5	250

Total restricted stock settlement	41	23	$920

2013
Settled with common shares from the Trust	33	17	$730
Settled by an open market purchase	6	4	210

Total restricted stock settlement	39	21	$940

Stock options and tandem SARs

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance as at January 1, 2012	1,182	$36.05
Granted	254	54.86
Exercised	(218)	31.64
Forfeited	(46)	41.66

Balance as at December 30, 2012	1,172	$40.73
Granted	241	56.12
Exercised(1)	(181)	35.64
Forfeited	(10)	52.38

Balance as at June 30, 2013	1,222	$44.42

(1)

Total cash settlement, net of applicable withholding taxes of $2.5 million of SARs in the year-to-date period ended June 30, 2013 (year-to-date period fiscal 2012: 96,000 units for $1.5 million). The associated options were cancelled.

Deferred share units

Approximately 7,600 DSUs were granted during the year-to-date period of fiscal 2013 (year-to-date period fiscal 2012: 8,100) at a fair market value of $52.54 (year-to-date period fiscal 2012: $53.78). There were no DSU settlements during the second quarter and year-to-date periods of fiscal 2013 (second quarter and year-to-date periods of fiscal 2012: 9,400).

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

NOTE 13	VARIABLE INTEREST ENTITIES

VIEs for which the Company is the primary beneficiary

Non-owned restaurants

The Company has consolidated 350 Non-owned restaurants as at June 30, 2013 (fiscal 2012: 365 restaurants), or approximately 8.1% of the Company’s total systemwide restaurants (fiscal 2012: 8.6%). On average, a total of 347 Non-owned restaurants were consolidated during the second quarter of fiscal 2013 (second quarter fiscal 2012: average of 309 restaurants) and 353 were consolidated during the year-to-date period of fiscal 2013 (year-to-date-period of fiscal 2012: 307).

Advertising Funds

The Ad Fund has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). The advertising levies, depreciation, interest costs, capital expenditures and financing associated with the Expanded Menu Board Program are presented on a gross basis on the Condensed Consolidated Statement of Operations and Cash Flows. The Ad Fund has purchased $58.6 million of equipment cumulatively since fiscal 2011 for the Expanded Menu Board Program. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt related to the Expanded Menu Board Program.

The advertising funds spent approximately $59.7 million in the second quarter of fiscal 2013 (second quarter fiscal 2012: $47.9 million) and $129.2 million in the year-to-date period of fiscal 2013 (year-to-date period fiscal 2012: $121.8 million). Company contributions to the Canadian and U.S. advertising funds consisted of the following:

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Company contributions	$2,809	$2,718	$5,512	$5,321
Contributions from consolidated non-owned restaurants	3,488	3,167	6,725	6,064

Total Company contributions	$6,297	$5,885	$12,237	$11,385

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Second quarter ended
	June 30, 2013			July 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$93,464	$0	$93,464	$85,459	$0	$85,459
Advertising levies(1)	0	2,569	2,569	0	1,056	1,056

Total revenues	93,464	2,569	96,033	85,459	1,056	86,515
Cost of sales(2)	92,480	0	92,480	84,066	0	84,066
Operating expenses(1)	0	2,293	2,293	0	677	677

Operating income	984	276	1,260	1,393	379	1,772
Interest expense	0	276	276	0	379	379

Income before taxes	984	0	984	1,393	0	1,393
Income taxes	158	0	158	223	0	223

Net income attributable to noncontrolling interests	$826	$0	$826	$1,170	$0	$1,170

	Year-to-date period ended
	June 30, 2013			July 1, 2012
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$180,224	$0	$180,224	$163,473	$0	$163,473
Advertising levies(1)	0	5,100	5,100	0	1,543	1,543

Total revenues	180,224	5,100	185,324	163,473	1,543	165,016
Cost of sales(2)	178,346	0	178,346	160,654	0	160,654
Operating expenses(1)	0	4,392	4,392	0	1,062	1,062

Operating income	1,878	708	2,586	2,819	481	3,300
Interest expense	0	708	708	0	481	481

Income before taxes	1,878	0	1,878	2,819	0	2,819
Income taxes	300	0	300	449	0	449

Net income attributable to noncontrolling interests	$1,578	$0	$1,578	$2,370	$0	$2,370

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

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	June 30, 2013		December 30, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$7,867	$0	$10,851	$0
Advertising fund restricted assets – current	0	38,264	0	45,337
Other current assets	6,678	0	6,770	0
Property and equipment, net	22,162	57,769	19,536	57,925
Other long-term assets	176	1,633	572	2,095

Total assets	$36,883	$97,666	$37,729	$105,357

Notes payable to Tim Hortons Inc. – current(1)	$14,453	$0	$13,637	$0
Advertising fund liabilities – current	0	42,624	0	44,893
Other current liabilities	11,512	8,369	14,548	9,919
Notes payable to Tim Hortons Inc. – long-term(1)	880	0	804	0
Long-term debt(2)	0	44,393	0	46,849
Other long-term liabilities	9,271	2,280	5,887	3,696

Total liabilities	36,116	97,666	34,876	105,357

Equity of VIEs	767	0	2,853	0

Total liabilities and equity	$36,883	$97,666	$37,729	$105,357

(1)

Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 5).

(2)

Balance as at June 30, 2013 includes $52.5 million of debt relating to the Expanded Menu Board Program (fiscal 2012: $56.5 million), of which $8.1 million is recognized in Other current liabilities (fiscal 2012: $9.7 million) with the remainder recognized as Long-term debt.

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

Trust

In connection with RSUs granted to certain employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle the awards for most participating Canadian employees. The cost of the shares held by the Trust of $15.0 million as at June 30, 2013 (fiscal 2012: $13.4 million), is presented as a reduction in outstanding common shares on the Condensed Consolidated Balance Sheet.

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

The Company operates exclusively in the quick service restaurant industry. Effective the first quarter of fiscal 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:

Canadian and U.S. business units. Each of the Canadian and U.S. business units includes the results of substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income based on the unit’s respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; and (v) business-unit-related general and administrative expenses. The business units exclude the effect of consolidating VIEs, consistent with how the chief decision maker views and evaluates the respective business unit’s results.

Corporate services. Corporate services comprises services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply, which is intended to provide our restaurant owners with consistent, predictable pricing, and may extend beyond a quarter. Corporate services also includes the results of our International operations, which are currently not significant.

Previously, the results of manufacturing activities and distribution services were included within the respective geographic segment where the facility was located. Additionally, we have revised the allocation of shared restaurant services, such as restaurant technology and operations standards, between the Canadian and U.S. business units.

The Company has reclassified the segment data for the prior period to conform to the current period’s presentation.

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues(1)
Canada	$657,682	$651,361	$1,251,355	$1,251,244
U.S.	41,220	43,154	85,668	81,583
Corporate services	5,204	4,551	9,329	9,022

Total reportable segments	704,106	699,066	1,346,352	1,341,849
VIEs	96,033	86,515	185,324	165,016

Total	$800,139	$785,581	$1,531,676	$1,506,865

Operating Income (Loss)
Canada	$174,760	$165,360	$320,581	$312,586
U.S.	2,587	4,101	3,497	5,755
Corporate services	(1,424)	(11,117)	(12,089)	(29,902)

Total reportable segments	175,923	158,344	311,989	288,439
VIEs	1,260	1,772	2,586	3,300
Corporate reorganization expenses	(604)	(1,277)	(10,079)	(1,277)

Consolidated Operating Income	176,579	158,839	304,496	290,462
Interest, Net	(8,131)	(7,927)	(15,866)	(15,114)

Income before income taxes	$168,448	$150,912	$288,630	$275,348

(1)	There are no inter-segment revenues included in the above table.

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Capital expenditures
Canada	$30,145	$19,364	$60,421	$43,146
U.S.	7,785	10,697	23,146	18,689
Corporate services	2,863	2,298	4,705	4,793

Total reportable segments	$40,793	$32,359	$88,272	$66,628

TIM HORTONS INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands of Canadian dollars, except share and per share data)

The following table provides a reconciliation of reportable segment Property and equipment, net and Total assets to consolidated Property and equipment, net and consolidated Total assets, respectively:

	As at
	June 30, 2013	December 30, 2012
Total Property and equipment, net
Canada(1)	$934,006	$915,733
U.S.(1)	403,294	378,457
Corporate services(2)	175,295	184,938

Total reportable segments	1,512,595	1,479,128
VIEs	76,396	74,180

Consolidated Property and equipment, net	$1,588,991	$1,553,308

Total Assets
Canada	$1,217,356	$1,175,552
U.S.	427,576	400,231
Corporate services	278,850	281,043

Total reportable segments	1,923,782	1,856,826
VIEs	130,976	139,462
Unallocated assets(3)	210,128	287,891

Consolidated Total assets	$2,264,886	$2,284,179

(1)	Includes primarily restaurant-related assets such as land, building and leasehold improvements.
(2)	Includes property and equipment related to distribution services, manufacturing activities, and other corporate assets.
(3)	Includes Cash and cash equivalents, Restricted cash and cash equivalents, Deferred income taxes and Prepaids, except as related to VIEs.

Consolidated Sales and Cost of sales comprise the following:

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Sales
Distribution sales	$468,597	$471,274	$899,748	$911,002
Company-operated restaurant sales	6,501	7,039	12,477	12,599
Sales from VIEs	93,464	85,459	180,224	163,473

Total Sales	$568,562	$563,772	$1,092,449	$1,087,074

	Second quarter ended		Year-to-date period ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of sales
Distribution cost of sales	$399,019	$410,224	$774,572	$800,172
Company-operated restaurant cost of sales	6,613	7,697	13,623	13,777
Cost of sales from VIEs	83,460	74,979	162,251	143,871

Total Cost of sales	$489,092	$492,900	$950,446	$957,820

TIM HORTONS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2012 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 30, 2012 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 21, 2013, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC and the CSA on August 8, 2013. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. These forward-looking statements include information regarding our future economic and sales performance, expectations and objectives of management including with respect to our ability to obtain financing, our expectations regarding investment grade credit ratings, and our U.S. market strategy, and promotional and marketing initiatives. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to Item 1A. “Risk Factors” in Part I of our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement” and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

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

Description of Business

The Company’s principal business is the franchising of Tim Hortons restaurants, primarily in Canada and the U.S., that serve premium coffee, espresso-based hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), specialty teas and fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other food products. As the franchisor, Tim Hortons collects royalty revenue from franchised restaurant sales. Our business generates additional revenue by controlling the underlying real estate of our franchised restaurants; at June 30, 2013, we leased or owned the real estate for approximately 83% of our full-serve system restaurants in North America, including 791 owned locations (532 sites in Canada and 259 sites in the U.S.). Real estate that is not controlled by us is generally for our non-standard restaurants, including, for example, full-serve kiosks in offices, retail locations, hospitals, colleges, stadiums, arenas, and airports, as well as self-serve kiosks located in gas stations, grocery stores, and other convenience locations, as well as for our restaurants located outside of North America.

We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to most system restaurants in Canada through our five distribution centres, and frozen, refrigerated and shelf stable products from our Guelph and Kingston distribution facilities in our Ontario and Quebec markets. Where we are not able to leverage our scale or create warehousing or transportation efficiencies, such as in the U.S. and in certain Canadian markets, we typically manage and control the supply chain but use third-party warehousing and transportation. Our supply chain activities also include a significant consumer packaged goods business, commanding the second largest market share in sales of large canned coffee grocery retail sales in Canada. Our vertical integration model also includes two coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility in Oakville, Ontario.

Our management of supply chain activities enables us to leverage our scale in Canada to create efficiencies, build competitive advantage, and provide quality, cost-competitive and timely deliveries to our restaurant owners. Our supply chain model is an important contributor to our profitability, generating strong returns for our shareholders while requiring relatively modest deployment of capital. As such, we view our supply chain activities as being central to our business model and an important means of supporting our business units in meeting the needs of our restaurant owners. We generally invest in vertical integration if we consider that the investment would be strategic, would provide value to our restaurant owners and would generate a reasonable rate of return.

Executive Overview

Systemwide sales grew 5.0% in the second quarter of 2013, driven by new restaurant development and same-store sales growth of 1.5% in Canada and of 1.4% in the U.S. In the first half of 2013, systemwide sales grew by 4.1%, led by new restaurant development and same-store sales growth of 0.6% in Canada and 0.5% in the U.S. In both Canada and the U.S., we grew total systemwide transactions during the second quarter and the first half of 2013.

While our systemwide and same-store sales growth have improved in comparison to the first quarter of 2013, we continue to operate in a challenging macro-economic climate with low growth. We believe that the macro-economic climate has impacted consumer confidence and discretionary spending in both Canada and the U.S., leading to an overall intensified competitive environment, and ultimately, negatively impacting the performance of several restaurant chains. We believe that these factors continued to negatively impact our systemwide and same-store sales growth in both Canada and the U.S. during the quarter.

In the second quarter and first half of 2013, same-store sales growth in Canada was driven by gains in average cheque resulting primarily from pricing, and to a lesser extent, favourable product mix, partially offset by a decrease in transactions due in part, we believe, to the factors noted above. Our year-to-date same-store sales growth was negatively impacted by unfavourable weather conditions in the first quarter of 2013 compared to the first quarter of 2012. Additionally, we had strong prior year comparables in the first quarter of 2013 compared to the first quarter of 2012. Although we anticipate positive same-store sales growth in the last half of 2013, given our year-to-date results, we expect to be below our targeted full year same-store sales growth range of 2.0% to 4.0%.

In the second quarter of 2013, same-store sales growth in the U.S. was driven primarily by an increase in transactions, with minimal growth from pricing. For the first half of 2013, same-store sales growth in the U.S. was driven by gains in average cheque, primarily due to pricing in the first quarter of 2013. Similar to Canada, on a year-to-date basis, our same-store sales growth was negatively impacted by unfavourable weather conditions in the first quarter of 2013 compared to the first quarter of 2012. Additionally, we had strong prior year comparables in the first half of 2013 compared to the first half of 2012. Although we anticipate positive same-store sales growth in the last half of 2013, given our year-to-date results, we expect to be below our targeted full year same-store sales growth range of 3.0% to 5.0%.

We have a number of initiatives, including a strong promotional calendar, planned for the balance of fiscal 2013, which we believe will help drive same-store sales growth in both Canada and the U.S. We intend to introduce a number of category extensions, including the expansion of our single-serve products with the introduction of a Tim Hortons RealCup™ product, which is compatible with K-Cup® brewers, although not affiliated with K-Cup or Keurig®. We will also continue to focus on our long-term initiatives, such as our drive-thru initiatives, including enhanced menu boards, double order stations, and order station relocations, currently planned at more than 1,000 locations in Canada. These initiatives, as well as a review of other key aspects of the business, will be undertaken in connection with the strategic planning process currently underway, which is anticipated to be completed later in the year.

Marc Caira was appointed President and CEO effective July 2, 2013. Mr. Caira was most recently Global CEO of Nestlé Professional and a member of the Executive Board of Nestlé SA, the world’s largest food and beverage company, and a recognized leader in nutrition, health and wellness. On the same date, Paul House became Chairman of the Board of Directors, having formerly served as President and CEO, and Executive Chairman. Mr. House has agreed to provide transition services through the balance of fiscal 2013.

We completed the realignment of roles and responsibilities within our Corporate Centre and Business Unit design at the end of the first quarter of 2013. As a result of the corporate reorganization, effective from the first quarter of 2013, we have revised our segment reporting to align with our new internal reporting structure, which now comprises the business units in both Canada and the U.S., and Corporate services (see Segment Operating Income).

Operating income increased $17.7 million, or 11.2%, to $176.6 million in the second quarter of 2013, and adjusted operating income (refer to non-GAAP reconciliation), which excludes Corporate reorganization expenses, increased $17.1 million, or 10.7%. The growth was driven primarily by systemwide and same-store sales growth, resulting in higher rents and royalties and supply chain income. Our supply chain also benefited from operational improvements and favourable product margin variability, some of which is expected to reverse in the last half of 2013. Lower general and administrative expenses, due primarily to lower salaries and benefits, also contributed favourably to operating income growth in the second quarter of 2013. Our operating margin improved in the second quarter of 2013 to 22.1%, as compared to 20.2% in the second quarter of 2012.

Year-to-date, operating income increased $14.0 million, or 4.8%, to $304.5 million, and adjusted operating income (refer to non-GAAP table), which excludes our year-to-date Corporate reorganization expenses, increased $22.8 million, or 7.8%. The same factors that impacted the operating income growth in the second quarter of 2013 also impacted the first half of 2013.

Net income attributable to Tim Hortons Inc. increased $15.7 million, or 14.5%, to $123.7 million in the second quarter of 2013, and increased $13.1 million, or 6.6%, to $209.9 million in the first half of 2013. The increase in both periods was driven by higher operating income, as well as a lower effective tax rate of 26.1% in the second quarter of 2013 compared to 27.6% in the second quarter of 2012, and 26.7% in the first half of 2013 compared to the 27.6% in the first half of 2012. Our year-to-date results continue to be significantly impacted by Corporate reorganization expenses of $10.1 million ($7.9 million after-tax).

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased 17.0% to $0.81 in the second quarter of 2013, compared to $0.69 in the second quarter of 2012. Year-to-date, EPS increased 8.8% to $1.37 in the first half of 2013, compared to $1.26 in the second quarter of 2012. In addition to higher net income attributable to Tim Hortons Inc., our share repurchase program was a contributor to EPS growth in both periods, as we had, on average, 3.4 million, or 2.2%, fewer fully diluted common shares outstanding during the second quarter of 2013 compared to the first half of 2012, and 3.1 million, or 2.0%, fewer fully diluted common shares outstanding in the first half of 2013. Corporate reorganization expenses recognized in the first half of 2013 reduced our EPS by approximately $0.05, and by $0.01 in the first half of 2012. Given our year-to-date results, including our systemwide and same-store sales growth, lower general and administrative expenses, and the benefit of a lower effective tax rate, we expect to be within our targeted full year EPS range of $2.87 – $2.97 for fiscal 2013.

Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date ended
($ in millions, except per share data)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Systemwide sales growth(1)	5.0%	6.0%	4.1%	7.6%
Same-store sales growth(1)
Canada	1.5%	1.8%	0.6%	3.4%
U.S.	1.4%	4.9%	0.5%	6.6%
Systemwide restaurants	4,304	4,071	4,304	4,071
Revenues	$800.1	$785.6	$1,531.7	$1,506.9
Operating income	$176.6	$158.8	$304.5	$290.5
Adjusted operating income(2)	$177.2	$160.1	$314.6	$291.7
Net income attributable to Tim Hortons Inc.	$123.7	$108.1	$209.9	$196.8
Diluted EPS	$0.81	$0.69	$1.37	$1.26
Weighted average number of common shares outstanding – Diluted (in millions)	152.6	156.0	153.1	156.2

(1)	See Systemwide Sales Growth and Same-Store Sales Growth.
(2)

Adjusted operating income is a non-GAAP measure. See below for reconciliations of adjusting items used to calculate adjusted operating income. Management uses adjusted operating income to assist in the evaluation of year-over-year performance, and believes that it will be helpful to investors as a measure of underlying operational growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	Second quarter ended		Change from prior year
	June 30, 2013	July 1, 2012	$	%
	(in millions)
Operating income	$176.6	$158.8	$17.7	11.2%
Add: Corporate reorganization expenses	0.6	1.3	(0.7)	n/m

Adjusted operating income	$177.2	$160.1	$17.1	10.7%

	Year-to-date period ended		Change from prior year
	June 30, 2013	July 1, 2012	$	%
	(in millions)
Operating income	$304.5	$290.5	$14.0	4.8%
Add: Corporate reorganization expenses	10.1	1.3	8.8	n/m

Adjusted operating income	$314.6	$291.7	$22.8	7.8%

All numbers rounded

n/m	Not meaningful

We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of the system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance.

Systemwide Sales Growth

Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants, but exclude sales from our Republic of Ireland and United Kingdom licensed locations, as these locations operate on a significantly different business model compared to our North American and other International operations. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 5.1% and 6.4% for the second quarters of 2013 and 2012, respectively, and 4.2% and 7.9% in the first half of 2013 and 2012, respectively.

Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., with approximately 99.5% of our system franchised as at June 30, 2013. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than approximately 353 and 307 consolidated Non-owned restaurants, on average, for the first half of 2013 and 2012, respectively. Systemwide sales impact our royalties and rental revenues, as well as our distribution sales.

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

Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. In Canada, we expanded our cold beverage selection with the introduction of the Orange Tangerine Real Fruit Smoothie, and also introduced the Apple Cobbler donut, inspired by the Donut Showdown featured on Food Network™ Canada. In the U.S., we expanded our breakfast menu with the introduction of the Jalapeno Flatbread Breakfast Sandwich. In both Canada and the U.S., we introduced our Tim Hortons Coffee Partnership Blend, of which $1 from every sale helps support our Coffee Partnership Program.

We had a strong promotional calendar in the second quarter of 2013, including a promotion in Canada in which guests who purchased a Tim Hortons Tassimo T-Disc bundle received a Tassimo brewer. In both Canada and the U.S., we introduced our Iced Capp Chill to WinTM contest, and beginning in the second quarter and expected to continue throughout the summer of 2013, we are offering a small Iced Coffee, Frozen Lemonade and Iced Latte for $1 each plus applicable taxes.

New Restaurant Development

The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth in the table below is a summary of restaurant openings and closures:

	Second quarter ended June 30, 2013			Second quarter ended July 1, 2012
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	19	2	21	19	0	19
Restaurants closed	(5)	(1)	(6)	(3)	(5)	(8)

Net change	14	1	15	16	(5)	11

U.S.
Restaurants opened	5	0	5	6	9	15
Restaurants closed	(3)	(3)	(6)	(1)	(1)	(2)

Net change	2	(3)	(1)	5	8	13

International (GCC)
Restaurants opened	2	0	2	5	—	5

Total Company
Restaurants opened	26	2	28	30	9	39
Restaurants closed	(8)	(4)	(12)	(4)	(6)	(10)

Net change	18	(2)	16	26	3	29

	Year-to-date period ended June 30, 2013			Year-to-date period ended July 1, 2012
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	41	4	45	40	1	41
Restaurants closed	(12)	(1)	(13)	(5)	(5)	(10)

Net change	29	3	32	35	(4)	31

U.S.
Restaurants opened	12	1	13	12	10	22
Restaurants closed	(7)	(3)	(10)	(1)	(1)	(2)

Net change	5	(2)	3	11	9	20

International (GCC)
Restaurants opened	5	0	5	6	—	6

Total Company
Restaurants opened	58	5	63	58	11	69
Restaurants closed	(19)	(4)	(23)	(6)	(6)	(12)

Net change	39	1	40	52	5	57

From the end of the second quarter of 2012 to the end of the second quarter of 2013, we opened 233 system restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually, the majority of which have been in Canada. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, which will permit us to upgrade size and layout or add a drive-thru, and typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants which have performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

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

We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the Gulf Cooperation Council (“GCC”). The master license agreement is primarily a royalty-based model that includes franchise fees upon the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital investment and real estate development required to open new restaurants, along with operations and marketing. In the second quarter of 2013, the Company signed an area development agreement with Apparel to develop 100 Tim Hortons multi-format restaurants in Saudi Arabia over the next 5 years. Development in Saudi Arabia will be managed by Apparel and will focus on major urban markets, with opportunity for development beyond the initial 100 targeted locations. We continue to assess additional markets for development in various regions of the world as part of our international strategy, with a view to further expanding our international presence over time.

The Company also had, as at June 30, 2013, 251 primarily licensed locations in the Republic of Ireland and in the United Kingdom compared to 243 locations as at July 1, 2012, which are not included in our new restaurant development or systemwide restaurant count.

We have exclusive development rights in Canada, and certain rights to use licenses in the U.S. within Tim Hortons locations, to operate Cold Stone Creamery® ice cream and frozen confection retail outlets. As at June 30, 2013, we had 256 co-branded locations, 146 in Canada and 110 in the U.S. (103 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations) as compared to 239 locations as at July 1, 2012, 139 in Canada and 100 in the U.S. (93 in Tim Hortons restaurants and 7 in Cold Stone Creamery locations). We have also complemented our Cold Stone Creamery offering in Canada with 39 Cold Stone Creamery self-serve freezers in Tim Hortons locations, which are not included in our Cold Stone Creamery restaurant count.

Set forth in the table below is our restaurant count by restaurant type:

Systemwide Restaurant Count

	As at
	June 30, 2013	December 30, 2012	July 1, 2012
Canada
Company-operated	17	18	11
Franchised – standard and non-standard	3,324	3,294	3,200
Franchised – self-serve kiosk	127	124	115

Total	3,468	3,436	3,326

% Franchised	99.5%	99.5%	99.7%

U.S.
Company-operated	3	4	10
Franchised – standard and non-standard	627	621	551
Franchised – self-serve kiosks	177	179	173

Total	807	804	734

% Franchised	99.6%	99.5%	98.6%

International (GCC)
Franchised – standard and non-standard	29	24	11

% Franchised	100.0%	100.0%	100.0%

Total system
Company-operated	20	22	21
Franchised – standard and non-standard	3,980	3,939	3,762
Franchised – self-serve kiosks	304	303	288

Total	4,304	4,264	4,071

% Franchised	99.5%	99.5%	99.5%

Segment Operating Income

We have revised our segment reporting as a result of the realignment of roles and responsibilities within our Business Unit and Corporate Centre design (see Results of Operations – Corporate Reorganization Expenses). Effective the first quarter of 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:

Canadian and U.S. business units. Each of the Canadian and U.S. business units includes the results of substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income based on the unit’s respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; and (v) business-unit-related general and administrative expenses. The business units exclude the effect of consolidating VIEs, consistent with how the chief decision maker views and evaluates the respective business unit’s results.

Corporate services. Corporate services comprises services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply, which is intended to provide our restaurant owners with consistent, predictable pricing, and may extend beyond a quarter. Corporate services also includes the results of our International operations, which are currently not significant.

Previously, the results of manufacturing activities and distribution services were included within the respective geographic segment where the facility was located. Additionally, we have revised the allocation of shared restaurant services, such as restaurant technology and operations standards, between the Canadian and U.S. business units. As a result of the appointment of our new CEO on July 2, 2013, there may be further changes to our segment reporting.

The Company has reclassified the segment data for the prior periods to conform to the current period’s presentation. Set forth in the table below is the operating income (loss) of our reportable segments:

	Second quarter ended	% of Total	Second quarter ended	% of Total	Change
	June 30, 2013	Revenues	July 1, 2012	Revenues	Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada	$174,760	21.8%	$165,360	21.1%	$9,400	5.7%
U.S.	2,587	0.3%	4,101	0.5%	(1,514)	(36.9)%
Corporate services	(1,424)	n/m	(11,117)	n/m	9,693	n/m

Reportable segment operating income	175,923	22.0%	158,344	20.2%	17,579	11.1%
VIEs	1,260	0.2%	1,772	0.2%	(512)	(28.8)%
Corporate reorganization expenses	(604)	n/m	(1,277)	n/m	673	n/m

Consolidated Operating income	$176,579	22.1%	$158,839	20.2%	$17,740	11.2%

	Year-to-date period ended	% of Total	Year-to-date period ended	% of Total	Change
	June 30, 2013	Revenues	July 1, 2012	Revenues	Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada	$320,581	20.9%	$312,586	20.7%	$7,995	2.6%
U.S.	3,497	0.2%	5,755	0.4%	(2,258)	(39.2)%
Corporate services	(12,089)	n/m	(29,902)	n/m	17,813	n/m

Reportable segment operating income	311,989	20.4%	288,439	19.1%	23,550	8.2%
VIEs	2,586	0.2%	3,300	0.2%	(714)	(21.6)%
Corporate reorganization expenses	(10,079)	n/m	(1,277)	n/m	(8,802)	n/m

Consolidated Operating income	$304,496	19.9%	$290,462	19.3%	$14,034	4.8%

All numbers rounded

n/m	Not meaningful

Canada

Operating income was $174.8 million in the second quarter of 2013, an increase of $9.4 million, or 5.7%, compared to the second quarter of 2012. Systemwide sales growth of 4.4%, driven by the incremental sales of new restaurants year-over-year and same-store sales growth of 1.5%, resulted in higher rents and royalties income, and a higher allocation of supply chain income. Higher franchise fee income due to decreased support costs, and lower general and administrative expenses due primarily to vacancies, some of which may be filled during the balance of fiscal 2013, also contributed favourably to operating income growth in Canada. In the second quarter of 2013, we saw growth in total restaurant transactions as a result of the net addition of new restaurants.

Same-store sales growth in the second quarter of 2013 was driven by gains in average cheque resulting primarily from pricing, and to a lesser extent, favourable product mix, partially offset by a decrease in transactions. In the first half of 2013, we saw growth in total restaurant transactions as a result of the net addition of new restaurants. We opened 21 restaurants and closed 6 in the second quarter of 2013, as compared to opening 19 restaurants and closing 8 in the second quarter of 2012.

For the first half of 2013, operating income was $320.6 million, an increase of $8.0 million, or 2.6%, compared to the first half of 2012. Systemwide sales growth of 3.5% in the first half of 2013, driven by the net addition of new restaurants and same-store sales growth of 0.6%, resulted in higher rents and royalties income, although higher support costs related to property maintenance in the first half of 2013 had an unfavourable impact on operating income growth. The remaining factors influencing operating income growth in the second quarter of 2013 were also prevalent in the first half of 2013. In the first half of 2013, we opened 45 restaurants and closed 13, as compared to opening 41 restaurants and closing 10 in the first half of 2012. Similar to prior years, we expect that our restaurant openings will be concentrated in the second half of 2013.

In Canada, we continue to pursue menu, promotional and operational initiatives to adapt to the current operating environment and grow our business. Recently, our product efforts included the national launch of Panini sandwiches and single-serve coffee. We also continue to execute medium to longer-term growth-oriented strategies. These activities include active development in Canada as we believe there is considerable opportunity to further build our presence in key markets across the country. Our capital investments in Canada have increased in fiscal 2013 as we are targeting to implement our drive-thru capacity and throughput initiatives at approximately 1,000 restaurants, continue our restaurant development, and increase the scale of our renovation program.

U.S.

Operating income was $2.6 million in the second quarter of 2013, a decrease of $1.5 million, compared to the second quarter of 2012. Systemwide sales growth of 8.6% was driven by incremental sales from the net addition of new restaurants, and same-store sales growth of 1.4%. Systemwide sales growth led to growth in rents and royalties revenues, which was more than offset by an increase in relief primarily related to restaurants opened in fiscal 2012, and higher operating expenses due to an overall increase in the number of properties owned or leased. In the second quarter of 2012, we recognized a $0.7 million benefit due primarily to the reversal of previously accrued closure costs related to markets in New England. Franchise fee income also decreased due to variability in support costs. Partially offsetting these unfavourable items was a higher allocation of supply chain income, driven by an increase in systemwide sales growth.

In the second quarter of 2013, growth in the U.S. was driven primarily by an increase in transactions. We had minimal pricing in the second quarter of 2013 and our average cheque remained flat primarily as a result of promotional activity, offset for the most part by favourable product mix. Total systemwide restaurant transactions increased due to the net addition of new restaurants, and due to an increase in same-store transactions. In the second quarter of 2013, we opened 5 restaurants and closed 6 (including the net decrease of 3 self-serve kiosks), as compared to opening 15 restaurants and closing 2 (including the net addition of 8 self-serve kiosks) in the second quarter of 2012.

For the first half of 2013, operating income was $3.5 million, a decrease of $2.3 million compared to the first half of 2012. Systemwide sales growth of 8.2% was driven by the net addition of new restaurants and same-store sales growth of 0.5%. The same factors influencing operating income growth in the second quarter of 2013 were also prevalent in the first half of 2013. We opened 13 restaurants and closed 10 (including the net decrease of 2 self-serve kiosks) in the first half of 2013, as compared to opening 22 restaurants and closing 2 (including the net addition of 9 self-serve kiosks) in the first half of 2012. All of the restaurant closures in the first half of 2013 were non-standard restaurants or self-serve kiosks. Similar to prior years, we expect that our restaurant openings will be concentrated in the second half of 2013.

We believe the U.S. market has the potential to significantly contribute to the Company’s long-term earnings growth, and we are committed to driving market success. Our sales progression in many U.S. markets mirrors that of many of our Canadian markets in their early development stages. However, overall sales volumes in our newer U.S. markets do not yet match our larger, more developed markets in the U.S., and, as a result, do not generate a strong return. We are seeking meaningful improvement in the returns on the capital we have deployed in the U.S. segment, and we have accordingly begun to accelerate our initiative to partner with well-capitalized franchisees in the U.S. as part of our development approach. While development capital in 2013 is mostly committed, starting in 2014, we expect to reduce capital being deployed in the U.S. segment as we look to new ways to develop in the U.S. market.

Corporate services

Our Corporate services segment had an operating loss of $1.4 million in the second quarter of 2013, compared to an operating loss of $11.1 million in the second quarter of 2012. Year-to-date, our Corporate services segment had an operating loss of $12.1 million, compared to an operating loss of $29.9 million in the first half of 2012. The primary driver of the lower operating loss in both periods was income from distribution services resulting from operational improvements in our distribution centres, and favourable product margin variability, some of which we expect will reverse in the second half of 2013. Also contributing to the reduced operating loss were lower general and administrative expenses due primarily to lower salaries and benefits (see Results of Operations – General and Administrative Expenses), and increased manufacturing income driven by lower manufacturing costs. Our International operations also contributed positively, due in part to our expansion into Saudi Arabia. In the first half of 2013, other income related primarily to a corporate property sale, was recognized in Corporate services and also contributed favourably to the lower operating loss.

Variable interest entities (“VIEs”)

Operating income from our VIEs was $1.3 million in the second quarter of 2013, a decrease of $0.5 million compared to the second quarter of 2012. In the first half of 2013, operating income from our VIEs was $2.6 million, a decrease of $0.7 million compared to the first half of 2012. We consolidated, on average, an additional 38 and 46 Non-owned restaurants in the second quarter and first half of 2013, respectively, compared to the second quarter and first half of 2012. The increase in consolidated Non-Owned restaurants in both periods was driven primarily by U.S. restaurants, which generally have lower profitability than our Canadian restaurants, and resulted in the decline in operating income from VIEs.

Results of Operations

	Second quarter ended	% of	Second quarter ended	% of	Change(1)
	June 30, 2013	Revenues	July 1, 2012	Revenues	Dollars	Percentage
	($ in thousands)
Revenues
Sales	$568,562	71.1%	$563,772	71.8%	$4,790	0.8%
Franchise revenues:
Rents and royalties(2)	209,289	26.2%	198,973	25.3%	10,316	5.2%
Franchise fees	22,288	2.8%	22,836	2.9%	(548)	(2.4)%

	231,577	28.9%	221,809	28.2%	9,768	4.4%

Total revenues	800,139	100.0%	785,581	100%	14,558	1.9%

Costs and expenses
Cost of sales	489,092	61.1%	492,900	62.7%	(3,808)	(0.8)%
Operating expenses	76,986	9.6%	72,314	9.2%	4,672	6.5%
Franchise fee costs	23,326	2.9%	24,794	3.2%	(1,468)	(5.9)%
General and administrative expenses	38,038	4.8%	40,272	5.1%	(2,234)	(5.5)%
Equity (income)	(3,916)	(0.5)%	(3,859)	(0.5)%	(57)	1.5%
Corporate reorganization expenses	604	0.1%	1,277	0.2%	(673)	n/m
Other (income), net	(570)	(0.1)%	(956)	(0.1)%	386	n/m

Total costs and expenses, net	623,560	77.9%	626,742	79.8%	(3,182)	(0.5)

Operating income	176,579	22.1%	158,839	20.2%	17,740	11.2%
Interest (expense)	(8,922)	(1.1)%	(8,650)	(1.1)%	(272)	3.1%
Interest income	791	0.1%	723	0.1%	68	9.4%

Income before income taxes	168,448	21.1%	150,912	19.2%	17,536	11.6%
Income taxes	43,886	5.5%	41,675	5.3%	2,211	5.3%

Net income	124,562	15.6%	109,237	13.9%	15,325	14.0%
Net income attributable to noncontrolling interests	826	0.1%	1,170	0.1%	(344)	(29.4)%

Net income attributable to Tim Hortons Inc.	$123,736	15.5%	$108,067	13.8%	$15,669	14.5%

	Year-to-date period ended	% of	Year-to-date period ended	% of	Change(1)
	June 30, 2013	Revenues	July 1, 2012	Revenues	Dollars	Percentage
	($ in thousands)
Revenues
Sales	$1,092,449	71.3%	$1,087,074	72.1%	$5,375	0.5%
Franchise revenues:
Rents and royalties(2)	396,743	25.9%	379,159	25.2%	17,584	4.6%
Franchise fees	42,484	2.8%	40,632	2.7%	1,852	4.6%

	439,227	28.7%	419,791	27.9%	19,436	4.6%

Total revenues	1,531,676	100.0%	1,506,865	100%	24,811	1.6%

Costs and expenses
Cost of sales	950,446	62.1%	957,820	63.6%	(7,374)	(0.8)%
Operating expenses	152,719	10.0%	138,239	9.2%	14,480	10.5%
Franchise fee costs	45,878	3.0%	45,076	3.0%	802	1.8%
General and administrative expenses	76,706	5.0%	81,695	5.4%	(4,989)	(6.1)%
Equity (income)	(7,265)	(0.5)%	(7,105)	(0.5)%	(160)	2.3%
Corporate reorganization expenses	10,079	0.7%	1,277	0.1%	8,802	n/m
Other (income), net	(1,383)	(0.1)%	(599)	0.0%	(784)	n/m

Total costs and expenses, net	1,227,180	80.1%	1,216,403	80.7%	10,777	0.9%

Operating income	304,496	19.9%	290,462	19.3%	14,034	4.8%
Interest (expense)	(17,585)	(1.1)%	(16,548)	(1.1)%	(1,037)	6.3%
Interest income	1,719	0.1%	1,434	0.1%	285	19.9%

Income before income taxes	288,630	18.8%	275,348	18.3%	13,282	4.8%
Income taxes	77,145	5.0%	76,132	5.1%	1,013	1.3%

Net income	211,485	13.8%	199,216	13.2%	12,269	6.2%
Net income attributable to noncontrolling interests	1,578	0.1%	2,370	0.2%	(792)	(33.4)%

Net income attributable to Tim Hortons Inc.	$209,907	13.7%	$196,846	13.1%	$13,061	6.6%

n/m	Not meaningful
(1)

The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the second quarter of 2013. The exchange rates were as follows:

	As at
	June 30, 2013	March 31, 2013	December 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
US $1.00	$1.0518	$1.0160	$0.9965	$1.0181	$0.9975	$1.0170

(2)

Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and advertising levies of $2.6 million and $1.1 million in the second quarters of 2013 and 2012, respectively, and $5.1 million and $1.5 million in the first half of 2013 and 2012, respectively, primarily associated with the Ad Fund’s program to acquire LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Condensed Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	Second quarter ended		Year-to-date ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Franchised restaurant sales
Canada (Canadian dollars)	$1,570,814	$1,504,083	$2,979,268	$2,879,357
U.S. (U.S. dollars)	$145,498	$133,120	$282,667	$259,602

Revenues

Sales

Sales for the second quarter of 2013 increased $4.8 million, or 0.8%, over the second quarter of 2012 to $568.6 million and, in the first half of 2013, increased $5.4 million or 0.5% to $1,092.4 million. Systemwide sales growth drove an increase in distribution sales, which was more than offset by a decrease due to lower commodity costs. Sales increased due to an increase in the number of consolidated Non-owned restaurants.

Distribution sales. Distribution sales were $468.6 million in the second quarter of 2013, compared to $471.3 million in the second quarter of 2012, decreasing $2.7 million, or 0.6%. Pricing, driven primarily by lower prices for coffee and other commodities and reflective of their lower underlying costs, and to a lesser extent, product mix, decreased distribution sales by approximately $12.5 million. Partially offsetting the decrease was systemwide sales growth, which increased distribution sales by approximately $9.6 million.

For the first half of 2013, distribution sales decreased $11.3 million, or 1.2% to $899.7 million. Similar to the second quarter of 2013, pricing, driven primarily by lower prices for coffee and other commodities and reflective of their underlying costs, and to a lesser extent product mix, decreased distribution sales by approximately $33.8 million, partially offset by an increase of approximately $22.1 million driven by systemwide sales growth.

Our distribution sales continue to be subject to changes related to underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other products. Changes in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in spot market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for a 6-month period of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter.

Company-operated restaurant sales. Company-operated restaurant sales were $6.5 million in the second quarter of 2013, compared to $7.0 million in the second quarter of 2012, decreasing $0.5 million due to the type of Company-operated restaurants. On average, we operated 21 Company restaurants in both the second quarter of 2013 and 2012. Company-operated restaurant sales varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants.

For the first half of 2013, Company-operated restaurant sales were $12.5 million compared to $12.6 million in the first half of 2012, decreasing $0.1 million. Similar to the second quarter of 2013, the type of Company-operated restaurants drove the decline in Company-operated restaurant sales, partially offset by an average of 2 additional Company-operated restaurants.

We ended the second quarter of 2013 with 17 Company-operated restaurants in Canada, and 3 in the U.S., representing approximately 0.5% of total systemwide restaurants. Comparatively, we ended the second quarter of 2012 with 11 Company-operated restaurants in Canada, and 10 in the U.S., representing 0.6% of total systemwide restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise these restaurants. As such, Company-operated revenue is also impacted by the timing of these events throughout the year.

Variable interest entities’ sales. VIEs’ sales were $93.5 million and $85.5 million in the second quarters of 2013 and 2012, respectively, an increase of $8.0 million, or 9.4%. VIEs’ sales were $180.2 million and $163.5 million in the first half of 2013 and 2012, respectively, an increase of $16.8 million, or 10.2%. The increase in VIEs’ sales in both periods was driven by the increase in the average number of consolidated Non-owned restaurants, partially offset by a higher proportion of U.S. restaurants, which generally have lower sales. The following table outlines the number of consolidated Non-owned restaurants in each respective period:

	Second quarter ended		Year-to-date period ended		As at
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013	December 30, 2012
	Average		Average
Canada	114	121	118	120	117	131
U.S.	233	188	235	187	233	234

Total	347	309	353	307	350	365

Franchise Revenues

Rents and Royalties. Revenue from rents and royalties was $209.3 million in the second quarter of 2013, as compared to $199.0 million in the second quarter of 2012, increasing $10.3 million, or 5.2%. Rents and royalties growth was driven primarily by sales from the net addition of 217 new full-serve restaurants across all of our markets and same-store sales growth, both of which resulted in an approximate $9.0 million, or 4.5%, growth in rents and royalties revenues. We also recognized an additional $1.2 million of advertising levies primarily attributed to the Ad Fund’s Expanded Menu Board Program.

In the first half of 2013, revenue from rents and royalties was $396.7 million, as compared to $379.2 million in the first half of 2012, increasing $17.6 million, or 4.6%. Similar to the second quarter of 2013, the primary driver of growth was higher systemwide sales, which resulted in an approximate additional $14.2 million, or 3.8%. We also recognized an additional $3.6 million of advertising levies primarily attributed to the Ad Fund’s Expanded Menu Board Program.

Franchise Fees. Franchise fees were $22.3 million in the second quarter of 2013, decreasing $0.5 million, or 2.4%, from the second quarter of 2012. The decrease in franchise fees was due to a lower number and the type of restaurant sales and resales, partially offset by an increase in renovations. We also recognized the initial franchise fee related to our international expansion in Saudi Arabia.

In the first half of 2013, franchise fees were $42.5 million, increasing $1.9 million, or 4.6%, from the first half of 2012. The increase in franchise fees was due to an increase in renovations, and the recognition of the initial franchise fee related to our international expansion in Saudi Arabia, partially offset by a decrease in the number and the type of restaurant sales.

Total Costs and Expenses

Cost of Sales

Cost of sales was $489.1 million in the second quarter of 2013, compared to $492.9 million in the second quarter of 2012, a decrease of $3.8 million, or 0.8%. For the first half of 2013, cost of sales was $950.4 million as compared to $957.8 million, a decrease of $7.4 million, or 0.8%. The decrease during both of these periods was driven by lower distribution cost of sales, partially offset by higher cost of sales from VIEs.

Distribution cost of sales. Distribution cost of sales was $399.0 million in the second quarter of 2013, compared to $410.2 million in the second quarter of 2012, decreasing $11.2 million, or 2.7%. Pricing, related primarily to lower underlying commodity costs for coffee and other commodities, and to a lesser extent, operational improvements in our distribution centres, contributed approximately $19.8 million to the decrease, partially offset by systemwide sales growth, which drove an increase in distribution cost of sales of approximately $8.4 million.

For the first half of 2013, distribution cost of sales was $774.6 million, compared to $800.2 million in the first half of 2012, decreasing $25.6 million or 3.2%. Similar to the second quarter of 2013, pricing, related primarily to lower underlying commodity costs for coffee and other commodities, and to a lesser extent, operational improvements in our distribution centres, contributed approximately $45.6 million of the decrease, partially offset by an increase of approximately $19.6 million driven by systemwide sales growth.

Company-operated restaurants’ cost of sales. Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants. Cost of sales for our Company-operated restaurants was $6.6 million in the second quarter of 2013, decreasing $1.1 million, or 14.1%, compared to the second quarter of 2012, driven primarily by the type of Company-operated restaurants, with lower sales resulting in lower cost of sales.

For the first half of 2013, cost of sales for our Company-operated restaurants was $13.6 million, representing a decrease of $0.2 million, or 1.1% compared to the first half of 2012. The decrease was primarily due to the type of Company-operated restaurants, with lower sales resulting in lower cost of sales, partially offset by an increase in the average number of Company-operated restaurants.

Variable interest entities’ cost of sales. VIEs’ cost of sales was $83.5 million and $75.0 million in the second quarters of 2013 and 2012, respectively, an increase of $8.5 million. For the first half of 2013, VIEs’ cost of sales was $162.3 million compared to $143.9 million in the first half of 2012, an increase of $18.4 million. The increase in VIEs’ cost of sales in both periods was primarily driven by the increase in the average number of consolidated restaurants.

Operating Expenses

Total operating expenses were $77.0 million in the second quarter of 2013, as compared to $72.3 million in the second quarter of 2012, increasing $4.7 million, or 6.5%. Property-related depreciation expense increased by $2.4 million, due to an increase of 172 properties that we either own or lease, and then sublease to restaurant owners. Additionally, rent expense increased by $1.6 million year-over-year, primarily due to 152 additional properties that were leased and then subleased to restaurant owners. Operating expenses related to the Ad Fund, consisting primarily of depreciation expense related to the Expanded Menu Board Program, also increased by $1.4 million. Partially offsetting these increases were favourable support and other expenses in the second quarter of 2013.

In the first half of 2013, operating expenses increased $14.5 million, or 10.5%, to $152.7 million compared to $138.2 million in the first half of 2012. Year-over-year, property-related depreciation expense increased by $4.5 million, and rent expense increased by $4.3 million, due primarily to additional properties opened. Operating expenses related to the Ad Fund, consisting primarily of depreciation expense related to the Expanded Menu Board Program, increased by $3.3 million. Operating expenses also increased by approximately $2.0 million related to property maintenance.

Franchise Fee Costs

Franchise fee costs were $23.3 million in the second quarter of 2013, a decrease of $1.5 million, or 5.9%, over the second quarter of 2012. The decrease in franchise fee costs was primarily due to a lower number and the type of restaurant sales, and favourable support costs year-over-year, partially offset by an increase in renovations in the second quarter of 2013 compared to the second quarter of 2012.

Year-to-date in 2013, franchise fee costs were $45.9 million, an increase of $0.8 million, or 1.8%, over the first half of 2012. The increase in franchise fee costs was primarily driven by an increase in renovations in the first half of 2013 compared to the first half of 2012, partially offset by a lower number and the type of restaurant sales and favourable support costs year-over-year.

General and Administrative Expenses

General and administrative expenses were $38.0 million in the second quarter of 2013, decreasing by $2.2 million, or 5.5%, from the second quarter of 2012. The primary driver of the decrease was lower salaries and benefits due to vacancies, some of which we expect may be filled in the balance of fiscal 2013, and lower stock-based compensation expenses due to variability in stock-based compensation. Partially offsetting these decreases were additional promotional expenses incurred, primarily related to our international expansion, in the second quarter of 2013 as compared to the second quarter of 2012.

For the first half of 2013, general and administrative expenses decreased by $5.0 million, or 6.1%, to $76.7 million compared to the first half of 2012. Similar to the second quarter of 2013, the primary driver of the decrease was lower salaries and benefits from lower stock-based compensation expenses due to an additional equity grant in the first half of 2012 and variability in stock-based compensation, and vacancies, some which we expect may be filled in the balance of fiscal 2013. Partially offsetting these decreases was the unfavourable timing of certain benefit and other expenses year-over-year, and additional promotional expenses incurred in the first half of 2013 compared to the first half of 2012.

In general, our objective is for general and administrative expense growth not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter. We expect general and administrative expenses to increase in the second half of 2013, as some vacancies may be filled.

Equity Income

Equity income was $3.9 million in the second quarter of 2013, which was comparable to $3.9 million in the second quarter of 2012. For the first half of 2013, equity income was $7.3 million, compared to $7.1 million in the first half of 2012. Our most significant equity investment is our 50% interest in TIMWEN Partnership, which controls the real estate for the Canadian Tim Hortons/Wendy’s® combination restaurants.

Corporate Reorganization Expenses

In August 2012, we began the realignment of roles and responsibilities within a new organizational structure, which includes a Corporate Centre and Business Unit design, and completed that realignment at the end of the first quarter of 2013. We believe that the new structure will facilitate the execution of strategic initiatives as we continue to grow our business and streamline decision-making across the Company. We also believe that the new structure will create scalability for future growth and reduce our cost structure relative to what it otherwise would have been had we not undertaken the reorganization.

In the second quarter of 2013, we recognized $0.6 million of CEO transition costs comprised primarily of stock-based compensation expense, and costs related to an employment agreement and retention agreements with certain senior executives, which are being recognized over the estimated service period. In the second quarter of 2012, we incurred $1.3 million of professional fees.

In the first half of 2013, we recognized a total charge of $10.1 million, consisting primarily of termination costs and professional fees, compared to $1.3 million of professional fees in the first half of 2012. We do not anticipate significant further costs related to the reorganization, with the exception of approximately $1.0 million related to CEO transition in the balance of fiscal 2013.

Other (Income), net

Other (income), net, was $0.6 million in the second quarter of 2013, compared to other (income), net, of $1.0 million in the second quarter of 2012. In the second quarter of 2013, we recognized the favourable impact resulting from the settlement of a claim under the separation agreements with Wendy’s International, Inc. (“Wendy’s”) (see Results of Operations – Income Taxes), offset by the loss on the sale of a corporate asset. The remaining balance consists primarily of favourable foreign exchange. In comparison, in the second quarter of 2012, we recognized a $0.7 million benefit due primarily to the reversal of previously accrued closure costs related to markets in New England.

For the first half of 2013, other (income), net, was $1.4 million compared to other (income), net of $0.6 million in the first half of 2012. In addition to the items recognized in the second quarter of 2013, we also recognized, in the first half of 2013, the gain on a corporate property sale, and more favourable foreign exchange in comparison to the first half of 2012.

Interest Expense

Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $8.9 million and $8.7 million in the second quarters of 2013 and 2012, respectively. On a year-to-date basis, interest expense was $17.6 million in 2013 and $16.5 million in 2012. The increase in both periods was primarily due to an increase in the number of capital leases outstanding.

Interest Income

Interest income is comprised primarily of interest earned on our cash and cash equivalents. Interest income was $0.8 million and $0.7 million in the second quarters of 2013 and 2012, respectively. On a year-to-date basis, interest income was $1.7 million in 2013 and $1.4 million in 2012. The increase in both periods was primarily due to higher average cash balances.

Income Taxes

The effective income tax rate was 26.1% for the second quarter ended June 30, 2013, compared to 27.6% for the second quarter ended July 1, 2012. The effective income tax rate for the year-to-date periods ended June 30, 2013 and July 1, 2012 was 26.7% and 27.6%, respectively. The reduction in the income tax rate in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the favourable impact related to a reserve release resulting from a statute of limitations lapse and tax benefits associated with other discrete items, partially offset by an increase to prior year tax reserves as a result of audit activity.

For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA has issued notices of reassessment for the 2005 through 2009 taxation years for transfer pricing adjustments related to our former investment in the Maidstone Bakery joint venture. The proposed adjustments, including tax, penalty and interest, total approximately $60.0 million. We will be required to deposit approximately $35.0 million of the proposed adjustment with the CRA and other taxation authorities by October 2013. The cash deposit requirement will not have a material adverse impact on our liquidity. Although the outcome of this matter cannot be predicted with certainty, the Company intends to contest this matter vigorously and we believe that we will ultimately prevail based on the merits of our position. At this time, we believe that we have adequately reserved for this matter; however, we will continue to evaluate our reserves as we progress through the appeals or litigation process with the CRA. If the CRA’s position is ultimately sustained as proposed, it may have a material adverse impact on earnings in the period that the matter is settled.

A Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for the 2009 taxation year. For U.S. federal income tax purposes, the Company remains open to examination commencing with the 2009 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of 3 to 5 years subsequent to the filing of the respective return. Except as described previously, the Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.

During the quarter, the Company and Wendy’s agreed to a settlement of claims under the separation agreements relating to our initial public offering and spin-off from Wendy’s. The agreed upon settlement was reflected positively in our earnings, and did not have a material impact. As part of the settlement, the Company and Wendy’s agreed to a full and final release of all claims under the separation agreements, provided, however, that any matters arising in connection with outstanding Competent Authority claims remain open.

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

In the first half of 2013, we generated $258.3 million of cash from operations, compared to $216.4 million in the first half of 2012, an increase of $41.9 million (see Comparative Cash Flows below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures, excluding the Expanded Menu Board Program which is a capital expenditure of the Ad Fund, and our expected debt service requirements over the next 12 months. If additional funds are needed for strategic initiatives or other corporate purposes beyond those currently available under our Revolving Bank Facility, we believe that, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facility. Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. Any such borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.

When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at June 30, 2013, we had approximately $480.0 million in long-term debt (excluding current portion) and capital leases on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.

Capital Allocation

The Company regularly assesses our optimal capital structure and seeks to identify opportunities to generate value for shareholders. Consistent with this approach, early in 2013 the Company began reviewing its capital structure considering both external factors, such as the interest rate environment, as well as internal factors, such as our cross border inter-corporate structure and our future financial flexibility.

After careful consideration, the Board has approved a $900.0 million increase in debt levels of the Company, intended to be used to repurchase common shares. We are targeting a total of $1 billion in share repurchases over the next twelve months, subject to market conditions, the negotiation and execution of agreements, and regulatory approvals. This amount includes approximately $100.0 million from the authorization remaining in the existing share repurchase program, and the additional $900.0 million that we plan to finance by bank debt and/or bond issuance. The Company believes that our debt will remain investment grade at this increased leverage and our goal would be to maintain investment grade status in the future.

Consistent with this approach, the Company has obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to amend our Normal Course Issuer Bid (“NCIB”) to remove the former maximum dollar cap of $250.0 million. As a result, under our amended NCIB, we will be entitled to purchase up to 10% of our “public float” as at February 14, 2013 (being 15,239,531 common shares). In order to commence the share purchases immediately, the amended NCIB will begin in August subject to negotiation and execution of an amended broker agreement. We plan to retain flexibility and evaluate alternative means of purchasing shares, including, for example, implementing a new normal course or substantial issuer bid (“SIB”), subject to market conditions, the negotiation and execution of agreements, and regulatory approvals, for the remainder of the targeted $1 billion in share purchases in the most effective, efficient means possible.

The Company also assesses its capital structure in the context of strategic planning. While strategic planning activity will not be concluded until later in the year, we do expect to initiate a higher level of share repurchases now in order to take advantage of current historically low interest rates, which may begin to rise. We believe that this recapitalization would place our debt ratios more in line with both our Canadian retail peer group and many of our U.S. restaurant peers with similar capital intensity. We believe this planned additional leverage preserves our strong balance sheet, cash flows, and access to capital as we complete our strategic planning work later this year while allowing us to return value to shareholders. In assessing the appropriate capital structure, the Company took the following into account:

•

Remaining consistent with our focus on building shareholder value and our strong track record of returning capital to shareholders. We have repurchased approximately $1.7 billion in common shares since our initial public offering in 2006 while regularly increasing our dividends. We believe that leveraging our balance sheet strength and strong cash flows to buy back the targeted level of shares would be accretive, enhance shareholder value, and remain within the boundaries of a disciplined capital structure with adequate liquidity to execute our plans.

•

Maintaining a structure that is aligned with the capital intensity of our business. Our business model requires us to invest in our system to grow our business and drive Company returns and profitability over time, unlike some highly leveraged peers who do not have the same level of capital intensity. Our capital investments in Canada have generated significant return on invested capital and substantial profitability. In our view, the additional leverage is appropriate, given comparable benchmarks among Canadian consumer companies and U.S. restaurant chains with similar levels of capital intensity.

•

Preserving strategic flexibility. We believe that increasing leverage while maintaining an overall investment grade credit rating would allow us to responsibly manage our business in the future during all stages of the economic cycle and would protect our ability to access capital to invest in and grow our business for both the short- and long-term.

•

Addressing the constraints arising within our corporate structure. Our cross-border structure was a key consideration in determining the appropriate level of additional debt. The accretive benefits of our proposed heightened share repurchases are expected to more than offset the non-deductible portion of interest that results from increasing the amount of our debt to fund such repurchases. Under our current structure, increasing our debt levels substantially beyond an additional $900.0 million to repurchase shares could significantly accelerate our obligation to pay Canadian withholding taxes on distributions from our Canadian operating company to our parent corporation, and/or could also result in our incurring additional interest expense that may not be deductible for Canadian tax purposes. The Company carefully evaluates its cross-border structure with a view to mitigating the potential for a future increase in our effective tax rate. Addressing these constraints is an important consideration to maintaining our lower effective tax rate over the longer term.

In addition to evaluating our capital structure, the Company has periodically evaluated options regarding the possible transfer of real estate under our control to a real estate investment trust (“REIT”) structure. More recently, there have been a significant number of REIT transactions in both Canada and the U.S. Unlike many of the companies pursuing such transactions, the majority of our real estate is most often single-purpose use and leased, and, under current arrangements with our restaurant owners, a significant portion of the income we derive in connection with the real estate under our control may not be qualifying income for a REIT. As a result, the Company has determined that establishing a REIT structure at this time would not create significant value. The Company’s analysis and conclusions in this regard have been reviewed and confirmed by the Company’s external financial and legal advisors. The Company will continue to review regularly its portfolio and structure.

Common Shares

On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as defined under the TSX rules as of February 14, 2013. The 2013 Program received regulatory approval from the TSX. Our common shares may be purchased under the 2013 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases may be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program began on February 26, 2013 and will expire on February 25, 2014, or earlier if the $250.0 million or the 10.0% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

During the first half of 2013, we repurchased 2.1 million of our common shares at a cost of $113.8 million as part of the 2013 Program at an average cost of $54.52 per share.

On August 7, 2013, the Company obtained regulatory approval from the TSX to amend its Normal Course Issuer Bid (“NCIB”) to remove the former maximum dollar cap of $250.0 million. The timing of the program and exact number of shares purchased under the NCIB will be at our discretion and subject to the negotiation and execution of a broker agreement. The Company’s common shares will be purchased under the program through a combination of a 10b5-1 automatic trading plan in accordance with pre-set trading instructions established at a time when the Corporation is not in possession of material, non-public information as well as at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations.

Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 151,319,384 common shares outstanding as at June 30, 2013. As at this same date, we had outstanding stock options with tandem stock appreciation rights to acquire 1,222,346 of our common shares held by current and former officers of the Corporation pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 722,294 were exercisable.

Dividends

In February 2013, our Board of Directors approved an increase in the targeted dividend payout range to 35% to 40% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain items, such as gains on divestitures, tax impacts and asset impairments that affect our annual net income attributable to Tim

Hortons Inc. Also in February 2013, our Board of Directors approved an increase of 23.8% in the quarterly dividend to $0.26 per common share. The Board declared and we paid our March and June 2013 dividend at this new rate. On August 7, 2013, our Board of Directors declared a $0.26 per share quarterly dividend, payable on September 4, 2013 to shareholders of record at the close of business on August 19, 2013. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.

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

The Revolving Bank Facility is for $250.0 million (which includes $25.0 million overdraft availability and a $25.0 million letter of credit facility). As at June 30, 2013, we had utilized $6.8 million of the facility to support standby letters of credit.

The Revolving Bank Facility provides variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. This facility does not carry a market disruption clause. The Revolving Bank Facility contains various covenants which, among other things, require the maintenance of 2 financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at June 30, 2013.

Ad Fund

As at June 30, 2013, the Ad Fund had a 7-year Term Loan (“Term Loan”) of $52.5 million with a Canadian financial institution related to the Expanded Menu Board Program. The Term Loan matures in November 2019 and will be repaid in equal quarterly installments. It bears interest of a Banker’s Acceptance Fee plus an applicable margin, with interest payable quarterly in arrears. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on the Term Loan. Prepayment of the loan is permitted without penalty at any time in whole or in part. We expect this debt to be serviced by the Ad Fund, and not from cash from operations.

The Ad Fund also has a Revolving Credit Facility bearing interest of a Banker’s Acceptance Fee, plus an applicable margin, which was undrawn as at June 30, 2013. The Term Loan and Revolving Credit Facility are secured by the Ad Fund’s assets and are not guaranteed by Tim Hortons Inc. or any of its subsidiaries.

There are no other financial covenants associated with the Revolving Credit Facility or the Term Loan. Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental condition of the Ad Fund.

Comparative Cash Flows

Operating Activities. Net cash provided from operating activities in the first half of 2013 was $258.3 million compared to $216.4 million in the first half of 2012, an increase of $41.9 million. The increase was due to higher earnings in the first half of 2013 compared to the first half of 2012, and working capital movements, specifically higher cash receipts driven by the timing of a statutory holiday in the comparative period and changes in tax balances receivable or payable to the comparative quarter related to specific transactions, partially offset by increased inventory balances and higher payments in the first half of 2013 related to the Corporate reorganization.

Investing Activities. Net cash used in investing activities was $87.4 million in the first half of 2013 compared to $106.2 million in the first half of 2012, a decrease of $18.8 million. The decrease year-over-year is primarily due to a reduction in capital expenditures relating to our Expanded Menu Board Program and proceeds from the sale of corporate assets, partially offset by increased capital expenditures for new and existing restaurants year-over-year. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures is as follows:

	Year-to-date period ended
	June 30, 2013	July 1, 2012
	(in millions)
Capital expenditures(1)
New restaurants	$38.9	$31.7
Existing restaurants(2)	36.6	27.3
Other capital expenditures	12.8	7.7

Total capital expenditures, excluding Ad Fund	$88.3	$66.7
Ad Fund(3)	5.2	30.8

Total capital expenditures, including Ad Fund	$93.5	$97.5

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.
(2)	Related primarily to renovations and restaurant replacements.
(3)	Related to the Expanded Menu Board Program, which is being funded by the Ad Fund.

Capital expenditures for new restaurants in Canada and the U.S. were as follows:

	Year-to-date period ended
	June 30, 2013	July 1, 2012
	(in millions)
Canada	$20.3	$17.2
U.S.	18.6	14.5

Total	$38.9	$31.7

Financing Activities. Financing activities used cash of $206.7 million in the first half of 2013 compared to $178.7 million in the first half of 2012, an increase of $28.0 million. This increase was primarily due to the receipt of borrowings related to the Expanded Menu Board Program in the first half of 2012. We purchased and cancelled $113.8 million of common shares and paid dividends of $79.3 million in the first half of 2013, compared to $136.5 million and $65.7 million, respectively, in the first half of 2012.

Off-Balance Sheet Arrangements

We do not have “off-balance sheet” arrangements as at June 30, 2013 or December 30, 2012 as that term is described by the SEC.

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

SAFE HARBOR STATEMENT

Certain information contained in our Report on Form 10-Q for the second quarter ended June 30, 2013 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 21, 2013 (the “2012 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; ability to obtain financing on favourable terms; ability to maintain investment grade credit ratings; prospects and execution risks concerning the U.S. market strategy; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.

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

On June 12, 2008, a proposed class action was issued against the Company and certain of its affiliates in the Ontario Superior Court by two of its franchisees, alleging, among other things, that the Company’s Always Fresh baking system and lunch offerings led to lower franchisee profitability. The claim, as amended, asserted damages of approximately $1.95 billion on behalf of certain Canadian restaurant owners. The action was dismissed in its entirety by summary judgment on February 24, 2012 and all avenues of appeal have been exhausted.

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

In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design. We completed the process of realigning roles and responsibilities under that new structure at the end of the first quarter of 2013. As a result of the Corporate reorganization, there has been a slight net reduction in the size of our employee base due to the departure of certain employees, and we currently have vacancies in certain positions. Any lack of required resources for a prolonged period of time could negatively impact our operations and ability to execute our strategic initiatives; harm our ability to retain and motivate employees; and negatively impact our ability to attract new employees.

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

Our restaurant system is exposed to price volatility in connection with certain key commodities that we purchase in the ordinary course of business such as coffee, wheat, edible oils and sugar, which can impact revenues, costs and margins. Although we monitor our exposure to commodity prices and our forward hedging program (of varied duration, depending upon the type of underlying commodity) partially mitigates the negative impact of any cost increases, price volatility for commodities we purchase has increased due to conditions beyond our control, including economic and political conditions, currency fluctuations, availability of supply, weather conditions, pest damage and changing global consumer demand and consumption patterns. Increases and decreases in commodity costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to restaurant owner and guest acceptance, respectively. Notwithstanding the foregoing, while it is not our operating practice, we may choose not to pass along all price increases to our restaurant owners. As a result, commodity cost increases could have a more significant effect on our business and results of operations than if we had passed along all increases to our restaurant owners. Price fluctuations may also impact margins as many of these commodities are typically priced based on a fixed-dollar mark-up. Although we generally secure commitments for most of our key commodities that typically extend over a 6-month period, we may be forced to purchase commodities at higher prices at the end of the respective terms of our current commitments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Commodity Risk of our 2012
Form 10-K Report.

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

We have granted a master license for the development of Tim Hortons restaurants in the GCC. The licensee is expected to open and operate up to 120 multi-format restaurants over 5 years ending in 2016, which includes the 24 restaurant locations that were open for business by the end of 2012. We have also granted a 5 year master license for the development of 100 multi-format restaurants in Saudi Arabia with the same master licensee. Notwithstanding the foregoing, there can be no assurance that our international licensee will satisfy its development commitments to open the number of Tim Hortons restaurants stated in the master license agreement. From time to time, we may grant additional master licenses to licensees in other international markets in the future. International licensees may fail to meet their development commitments or may open restaurants more slowly than forecasted at the time such master license agreements are entered into, which would impact the level of expected financial return from such agreements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (Cdn.)(3) (4)
Monthly Period #1 (April 1, 2013 – May 5, 2013)	291,455	54.56	291,455	$234,100,000
Monthly Period #2 (May 6, 2013 – June 2, 2013)	1,586,027	54.53	1,539,000	150,273,052
Monthly Period #3 (June 3, 2013 – June 30, 2013)	257,000	54.76	257,000	136,200,707

Total	2,134,482	54.56	2,087,455	$136,200,707

(1)	Based on settlement date.
(2)	Inclusive of commissions paid to the broker to repurchase the common shares.
(3)	Exclusive of commissions paid to the broker to repurchase the common shares.

(4)

On February 21, 2013, we announced we obtained regulatory approval from the TSX to commence a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TSX rules. The 2013 Program commenced on February 26, 2013 and is due to terminate on February 25, 2014, or earlier if the $250.0 million or 10% share maximum is reached. On August 7, 2013, the Company obtained regulatory approval to amend the 2013 Program to remove the former maximum dollar cap of $250.0 million. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

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

ITEM 5.	OTHER INFORMATION

Automatic Share Disposition Program

During the second quarter of 2013, Paul D. House, then, the Executive Chairman, President and Chief Executive Officer of the Company (effective as of July 2, 2013, the Chairman of the Company), adopted an automatic securities disposition plan (the “Plan”). Pursuant to the Plan, commencing on the third business day after the release of the Corporation’s earnings release for the second quarter of 2013, a brokerage firm will be authorized to exercise a certain number of vested stock appreciation rights (“SARs”) held by Mr. House based on pre-established trading instructions. The Plan expires on May 30, 2014, but may terminate sooner in accordance with its terms. The maximum number of SARs that can be exercised over the duration of the Plan is 99,708. The Plan is intended to assist Mr. House with diversifying his personal investment holdings and tax and estate planning given his retirement as President and CEO of the Company.

Appointment of New Directors

Sherri Brillon and Thomas V. Milroy have been appointed to the Tim Hortons Board of Directors, effective August 8, 2013. Both new directors bring considerable financial expertise and leadership experience to the Board.

Ms. Brillon is Executive Vice-President and Chief Financial Officer of Encana Corporation, a leading North American energy producer. In her current role, Ms. Brillon directs the financial operations of the company and manages the availability of financial resources to enable the company to execute its strategy. Since joining one of Encana’s predecessor companies in 1985, her achievements have included key leadership roles in helping the company achieve some of its most significant milestones, including structuring the $22.5 billion merger that created Encana in 2002 and restructuring the organization into a pure play natural gas company in 2009. She has played a pivotal role in evaluating Encana’s investment opportunities and resource allocation and has been instrumental in assisting with corporate and operations planning, strategic planning and supply management. Ms. Brillon’s professional accomplishments include recognition as one of Canada’s Most Powerful Women: Top 100 Hall of Fame®. She has also been recognized by the Women of Influence organization.

Mr. Milroy is Chief Executive Officer of BMO Capital Markets, and is responsible for all of BMO Financial Group’s businesses involving corporate, institutional and government clients in North America and globally. Prior to his current role, to which he was appointed in 2008, Mr. Milroy had senior roles in investment and corporate banking, and was responsible for the integration of Bank of Montreal’s corporate banking with the investment banking capabilities of Nesbitt Burns. He was subsequently also responsible for the integration of the corporate banking business of Harris Bank and Nesbitt Burns in the U.S. In 2001, Mr. Milroy was appointed Vice-Chair and Global Head of Investment and Corporate Banking, and in 2006 he was named Co-President of BMO Capital Markets. Previously, Mr. Milroy worked in the Mergers and Acquisition group of a U.S. investment banking firm in New York and Toronto. Prior to that, he practiced securities law as a partner in a Toronto-based law firm.

Compensation Program Review

        At the Corporation’s Annual Meeting of Shareholders held on May 9, 2013, the Corporation’s non-binding advisory resolution regarding executive compensation (“say-on-pay”) received 94.9% approval from shareholders. In order to consider shareholder sentiment, the say-on-pay policy provides that the Human Resource and Compensation Committee of the Board of Directors (the “HRCC”) consider whether any adjustments should be made to the Corporation’s executive compensation policies in light of the results of the say-on-pay vote. The HRCC undertook this assessment and acknowledged the strong say-on-pay approval. As described in the Corporation’s management proxy circular dated March 12, 2013, however, the HRCC, with the assistance of its independent compensation consultant, has commenced a comprehensive review of the Corporation’s executive compensation programs. Following completion of the review, the HRCC expects that changes will be made to the Corporation’s executive compensation programs, including with respect to new and/or additional performance objectives under the short- and long-term incentive plans. These changes are expected to be adopted during 2013 and apply to 2014 compensation.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 47.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date: August 8, 2013	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

*10(a)	Employment Offer Letter by and between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant.

*10(b)	Employment and Post-Employment Covenants Agreement by and between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant.

*10(c)	Change in Control Agreement by and between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant.

*10(d)	Amended and Restated Supplemental Executive Retirement Plan, adopted to be effective January 1, 2009 and most recently amended on May 8, 2013	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Denotes management contract or compensatory arrangement.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”