Form 10-Q
period 2013-09-29
Tim Hortons Inc.
filed 2013-11-07
CIK 1345111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
 FORM 10-Q
  _________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32843
 _________________________________________________
 TIM HORTONS INC.
(Exact name of Registrant as specified in its charter)
 ________________________________________________

Canada	98-0641955
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

874 Sinclair Road, Oakville, ON, Canada	L6K 2Y1
(Address of principal executive offices)	(Zip code)
905-845-6511
(Registrant’s phone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common shares	147,091,058 shares
Exhibit Index on page 48.

TIM HORTONS INC. AND SUBSIDIARIES
INDEX

Pages

PART I: Financial Information
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Operations for the third quarters and year-to-date periods ended September 29, 2013 and September 30, 2012	3
Condensed Consolidated Statement of Comprehensive Income for the third quarters and year-to-date periods ended September 29, 2013 and September 30, 2012	4
Condensed Consolidated Balance Sheet as at September 29, 2013 and December 30, 2012	5
Condensed Consolidated Statement of Cash Flows for the year-to-date periods ended September 29, 2013 and September 30, 2012	6
Condensed Consolidated Statement of Equity for the year-to-date-periods ended September 29, 2013 and December 30, 2012	7
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Item 4. Controls and Procedures	43
PART II: Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults upon Senior Securities	46
Item 4. Mine Safety Disclosure	46
Item 5. Other Information	46
Item 6. Exhibits	46
Signature	47
Index to Exhibits	48
On November 1, 2013, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9577 for Cdn$1.00.
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
We make available, through our internet website for investors (www.timhortons-invest.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with the Canadian Securities Administrators (“CSA”). All references to our websites contained herein do not constitute incorporation by reference of the information contained on the websites and such information should not be considered part of this document.
Reporting Currency
The majority of the Company’s operations, restaurants and cash flows are based in Canada, and the Company is primarily managed in Canadian dollars. As a result, the Company’s reporting currency is the Canadian dollar. All amounts are expressed in Canadian dollars unless otherwise noted.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues
Sales (note 14)	$575,780	$568,541	$1,668,229	$1,655,615
Franchise revenues
Rents and royalties	212,114	201,556	608,857	580,715
Franchise fees	37,459	31,943	79,943	72,575
	249,573	233,499	688,800	653,290
Total revenues	825,353	802,040	2,357,029	2,308,905
Costs and expenses
Cost of sales (note 14)	501,856	497,617	1,452,302	1,455,437
Operating expenses	78,307	73,205	231,026	211,444
Franchise fee costs	37,865	32,083	83,743	77,159
General and administrative expenses	38,787	40,913	115,493	122,608
Equity (income)	(4,075)	(3,951)	(11,340)	(11,056)
Corporate reorganization expenses (note 2)	953	8,565	11,032	9,842
Asset impairment (note 14)	2,889	—	2,889	(372)
Other (income) expense, net	(57)	(51)	(1,440)	(278)
Total costs and expenses, net	656,525	648,381	1,883,705	1,864,784
Operating income	168,828	153,659	473,324	444,121
Interest (expense)	(9,406)	(8,509)	(26,991)	(25,057)
Interest income	919	760	2,638	2,194
Income before income taxes	160,341	145,910	448,971	421,258
Income taxes (note 3)	45,386	38,956	122,531	115,088
Net income	114,955	106,954	326,440	306,170
Net income attributable to non-controlling interests (note 13)	1,092	1,256	2,670	3,626
Net income attributable to Tim Hortons Inc.	$113,863	$105,698	$323,770	$302,544
Basic earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.76	$0.68	$2.12	$1.94
Diluted earnings per common share attributable to Tim Hortons Inc. (note 4)	$0.75	$0.68	$2.12	$1.94
Weighted average number of common shares outstanding (in thousands) – Basic (note 4)	150,342	154,478	152,379	155,607
Weighted average number of common shares outstanding (in thousands) – Diluted (note 4)	150,864	155,067	152,919	156,247
Dividends per common share	$0.26	$0.21	$0.78	$0.63
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands of Canadian dollars)

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$114,955	$106,954	$326,440	$306,170
Other comprehensive (loss) income
Translation adjustments (loss) gain	(9,133)	(13,292)	14,250	(12,786)
Unrealized (losses) gains from cash flow hedges (note 9)
(Loss) from change in fair value of derivatives	(10,686)	(5,717)	(2,607)	(7,106)
Amount of net loss (gain) reclassified to earnings during the period	(2,068)	474	(1,027)	(1,474)
Tax recovery (expense) (note 9)	1,509	1,444	(816)	2,395
Other comprehensive (loss) income	(20,378)	(17,091)	9,800	(18,971)
Comprehensive income	94,577	89,863	336,240	287,199
Comprehensive income attributable to non-controlling interests	1,092	1,256	2,670	3,626
Comprehensive income attributable to Tim Hortons Inc.	$93,485	$88,607	$333,570	$283,573
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	As at
	September 29, 2013	December 30, 2012
Assets
Current assets
Cash and cash equivalents	$44,877	$120,139
Restricted cash and cash equivalents	100,964	150,574
Accounts receivable, net	185,819	171,605
Notes receivable, net (note 5)	6,565	7,531
Deferred income taxes	8,015	7,142
Inventories and other, net (note 6)	111,930	107,000
Advertising fund restricted assets (note 13)	48,722	45,337
Total current assets	506,892	609,328
Property and equipment, net	1,615,880	1,553,308
Intangible assets, net	2,943	3,674
Notes receivable, net (note 5)	5,177	1,246
Deferred income taxes	11,686	10,559
Equity investments	41,304	41,268
Other assets	81,870	64,796
Total assets	$2,265,752	$2,284,179
Liabilities and equity
Current liabilities
Accounts payable (note 7)	$180,102	$169,762
Accrued liabilities
Salaries and wages	22,489	21,477
Taxes	15,599	8,391
Tim Card obligation and other (note 7)	150,997	197,871
Deferred income taxes	342	197
Advertising fund liabilities (note 13)	63,672	44,893
Current portion of long-term obligations	20,549	20,781
Total current liabilities	453,750	463,372
Long-term obligations
Long-term debt	367,231	359,471
Long-term debt – Advertising fund	42,375	46,849
Capital leases	115,370	104,383
Deferred income taxes	8,466	10,399
Other long-term liabilities (note 7)	115,752	109,614
Total long-term obligations	649,194	630,716
Commitments and contingencies (note 10)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares. Issued: 149,122,408 and 153,404,839 shares, respectively (note 11)	422,871	435,033
Common shares held in Trust, at cost: 340,314 and 316,923 shares, respectively (note 13)	(14,969)	(13,356)
Contributed surplus	14,580	10,970
Retained earnings	868,526	893,619
Accumulated other comprehensive loss	(129,228)	(139,028)
Total equity of Tim Hortons Inc.	1,161,780	1,187,238
Non-controlling interests (note 13)	1,028	2,853
Total equity	1,162,808	1,190,091
Total liabilities and equity	$2,265,752	$2,284,179

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands of Canadian dollars)

	Year-to-date period ended
	September 29, 2013	September 30, 2012
Cash flows provided from (used in) operating activities
Net income	$326,440	$306,170
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	110,447	96,842
Stock-based compensation expense (note 12)	17,132	12,722
Deferred income taxes	(2,458)	(2,387)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	50,020	45,728
Accounts receivable	(11,010)	(2,913)
Inventories and other	(7,913)	26,186
Accounts payable and accrued liabilities	(58,213)	(63,430)
Taxes	7,183	(10,220)
Other	6,524	7,433
Net cash provided from operating activities	438,152	416,131
Cash flows (used in) provided from investing activities
Capital expenditures	(132,726)	(112,812)
Capital expenditures – Advertising fund (note 13)	(9,554)	(46,190)
Other investing activities	6,709	(7,812)
Net cash (used in) investing activities	(135,571)	(166,814)
Cash flows (used in) provided from financing activities
Repurchase of common shares (note 11)	(242,222)	(172,656)
Dividend payments to common shareholders	(118,579)	(98,172)
Net proceeds from issue of debt – Advertising fund (note 13)	—	42,500
Principal payments on long-term debt obligations	(12,901)	(5,502)
Other financing activities	(5,601)	(5,336)
Net cash (used in) financing activities	(379,303)	(239,166)
Effect of exchange rate changes on cash	1,460	(1,586)
(Decrease) Increase in cash and cash equivalents	(75,262)	8,565
Cash and cash equivalents at beginning of period	120,139	126,497
Cash and cash equivalents at end of period	$44,877	$135,062
Supplemental disclosures of cash flow information:
Interest paid	$23,259	$19,869
Income taxes paid	$117,418	$134,815
Non-cash investing and financing activities:
Capital lease obligations incurred	$25,217	$10,864
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust				AOCI(1)
					Contributed Surplus	Retained Earnings	Translation Adjustment	Cash Flow Hedges	Total Equity THI	NCI(2)	Total Equity
	Number	$	Number	$	$	$	$	$	$	$	$
Balance as at January 1, 2012	157,815	$447,558	(277)	$(10,136)	$6,375	$836,968	$(128,170)	$(47)	$1,152,548	$1,885	$1,154,433
Repurchase of common shares(3)	(4,410)	(12,525)	(112)	(6,154)	—	(212,675)	—	—	(231,354)	—	(231,354)
Disbursed or sold from the Trust(4)	—	—	72	2,934	—	—	—	—	2,934	—	2,934
Stock based compensation	—	—	—	—	4,595	(2,143)	—	—	2,452	—	2,452
Other comprehensive (loss)	—	—	—	—	—	—	(7,268)	(3,543)	(10,811)	—	(10,811)
NCI transactions	—	—	—	—	—	(907)	—	—	(907)	907	—
Net income attributable to NCI	—	—	—	—	—	—	—	—	—	4,881	4,881
Net income attributable to THI	—	—	—	—	—	402,885	—	—	402,885	—	402,885
Dividends and distributions, net	—	—	—	—	—	(130,509)	—	—	(130,509)	(4,820)	(135,329)
Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Repurchase of common shares(3)	(4,283)	(12,162)	(43)	(2,453)	—	(230,060)	—	—	(244,675)	—	(244,675)
Disbursed or sold from the Trust(4)	—	—	20	840	—	—	—	—	840	—	840
Stock based compensation	—	—	—	—	3,610	259	—	—	3,869	—	3,869
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	14,250	(3,833)	10,417	—	10,417
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(617)	(617)	—	(617)
NCI transactions	—	—	—	—	—	(483)	—	—	(483)	483	—
Net income attributable to NCI	—	—	—	—	—	—	—	—	—	2,670	2,670
Net income attributable to THI	—	—	—	—	—	323,770	—	—	323,770	—	323,770
Dividends and distributions, net	—	—	—	—	—	(118,579)	—	—	(118,579)	(4,978)	(123,557)
Balance as at September 29, 2013	149,122	$422,871	(340)	$(14,969)	$14,580	$868,526	$(121,188)	$(8,040)	$1,161,780	$1,028	$1,162,808
________________

(1)	Accumulated other comprehensive income.

(2)	Non-controlling interests.

(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.

(4)	Amounts are net of tax (see note 12).

(5)	Amounts are net of tax (see note 9).
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act. References herein to “Tim Hortons” or the “Company” refer to Tim Hortons Inc. and its subsidiaries. The Company’s principal business is the development and franchising of quick service restaurants primarily in Canada and the U.S., that serve premium coffee, hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), specialty teas and fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other food products. As the franchisor, we collect royalty revenue from franchised restaurant sales. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of our system restaurants with coffee and other beverages, non-perishable food, supplies, packaging and equipment.
The following table outlines the Company’s systemwide restaurant count and activity:

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Systemwide Restaurant Count
Franchised restaurants in operation – beginning of period	4,284	4,050	4,242	3,996
Restaurants opened	51	72	111	140
Restaurants closed	(5)	(6)	(27)	(18)
Net transfers within the franchised system	2	(1)	6	(3)
Franchised restaurants in operation – end of period	4,332	4,115	4,332	4,115
Company-operated restaurants – end of period	18	23	18	23
Total systemwide restaurants – end of period(1)	4,350	4,138	4,350	4,138
% of restaurants franchised – end of period	99.6%	99.4%	99.6%	99.4%
________________

(1)
Includes various types of standard and non-standard restaurant formats in Canada, the U.S. and the Gulf Cooperation Council (“GCC”) with differing restaurant sizes and menu offerings as well as self-serve kiosks, which serve primarily coffee products and a limited product selection. Collectively, the Company refers to all of these restaurants and kiosks as “systemwide restaurants.”

Excluded from the above table are 256 primarily licensed locations in the Republic of Ireland and the United Kingdom as at September 29, 2013 (September 30, 2012: 241 restaurants).
Basis of presentation and principles of consolidation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at September 29, 2013, and the results of operations, comprehensive income and cash flows for the third quarters ended September 29, 2013 and September 30, 2012. These Condensed Consolidated Financial Statements should be read in conjunction with the audited 2012 Consolidated Financial Statements which are contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012 filed with the SEC and the CSA on February 21, 2013. The December 30, 2012 Condensed Consolidated Balance Sheet included herein was derived from the audited 2012 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.
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
(in thousands of Canadian dollars)

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
NOTE 2    CORPORATE REORGANIZATION EXPENSES
The Company completed the realignment of roles and responsibilities under its new organizational structure at the end of the first quarter of fiscal 2013, and incurred the following expenses, as set forth in the table below:

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Termination costs	$—	$4,255	$6,632	$4,255
Professional fees and other	—	2,079	2,543	3,356
CEO transition costs	953	2,231	1,857	2,231
Total Corporate reorganization expenses	$953	$8,565	$11,032	$9,842
The CEO transition costs incurred in the third quarter of fiscal 2013 consist primarily of compensation expense. CEO transition costs also include expenses related to an employment agreement with an executive officer and retention agreements with certain senior executives. The retention agreements provide bonuses to certain senior executives if they remain employed for a specified time period subsequent to the CEO transition. The expense is being recognized over the estimated service period of these agreements. The Company has accrued $1.7 million as at September 29, 2013 relating to the retention agreements, for which the total expense may be up to $2.8 million. The Company does not anticipate incurring further significant corporate reorganization expenses in conjunction with this reorganization.

	Termination costs	Professional fees and other	CEO transition costs	Total
Cost incurred during fiscal 2012	$9,016	$7,602	$2,256	$18,874
Paid during fiscal 2012	(1,458)	(3,775)	(411)	(5,644)
Accrued as at December 30, 2012	7,558	3,827	1,845	13,230
Cost incurred during fiscal 2013 to-date	6,632	2,543	1,857	11,032
Paid during fiscal 2013 to-date	(12,354)	(6,141)	(210)	(18,705)
Accrued as at September 29, 2013(1)	$1,836	$229	$3,492	$5,557
_____________

(1)	Of the total accrual, $4.9 million is recognized in Accounts Payable (December 30, 2012: $12.4 million).
NOTE 3    INCOME TAXES
The effective income tax rate was 28.3% for the third quarter ended September 29, 2013 (third quarter fiscal 2012: 26.7%) and 27.3% for the year-to-date period ended September 29, 2013 (year-to-date period fiscal 2012: 27.3%). The change in the effective tax rate in the third quarter of 2013 compared to the third quarter of 2012 is primarily due to a reduction in liabilities for unrecognized tax benefits in the third quarter of 2012, which did not recur. In addition, an asset impairment charge was recorded during the current quarter on long-lived assets (see note 14) with no corresponding tax benefit recognized.
For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA issued notices of reassessment for the 2005 through 2009 taxation years for transfer pricing adjustments related to our former investment in the Maidstone Bakery joint venture. The proposed adjustments, including tax, penalty and interest, total approximately $60.0 million. The Company is required to maintain approximately $38.0 million of the proposed adjustment on deposit with the CRA and other taxation authorities while this matter is under dispute, most of which was deposited in October 2013. Although the outcome of this matter cannot be

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

predicted with certainty, the Company intends to contest this matter vigorously, and believes that it will ultimately prevail based on the merits of its position. At this time, the Company believes that it has adequately reserved for this matter; however, it will continue to evaluate its reserves as it progresses through the appeals, and litigation process, if necessary, with the CRA. If the CRA’s position is ultimately sustained as proposed, it may have a material adverse impact on earnings in the period that the matter is ultimately resolved.
NOTE 4    EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income attributable to Tim Hortons Inc.	$113,863	$105,698	$323,770	$302,544
Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	150,342	154,478	152,379	155,607
Dilutive impact of RSUs(1)	264	304	285	329
Dilutive impact of stock options with tandem SARs(2)	258	285	255	311
Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	150,864	155,067	152,919	156,247
Basic earnings per common share attributable to Tim Hortons Inc.	$0.76	$0.68	$2.12	$1.94
Diluted earnings per common share attributable to Tim Hortons Inc.	$0.75	$0.68	$2.12	$1.94
________________

(1)	Restricted stock units (“RSUs”).

(2)	Stock appreciation rights (“SARs”).
NOTE 5    NOTES RECEIVABLE, NET

	As at
	September 29, 2013			December 30, 2012
	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Franchise Incentive Program (“FIP”) notes(1)	$18,806	$(13,466)	$5,340	$20,235	$(14,441)	$5,794
Other notes receivable(3)	8,567	—	8,567	4,773	—	4,773
Notes receivable	$27,373	$(13,466)	13,907	$25,008	$(14,441)	10,567
Allowance			(2,165)			(1,790)
Notes receivable, net			$11,742			$8,777

Current portion, net			$6,565			$7,531
Long-term portion, net			$5,177			$1,246

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

	As at
	September 29, 2013			December 30, 2012
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP notes and other)	$10,283	$(1,917)	$8,366	$6,969	$(1,269)	$5,700
Past-due status < 90 days (FIP notes)	—	—	—	407	(407)	—
Past-due status > 90 days (FIP notes)	17,090	(11,549)	5,541	17,632	(12,765)	4,867
Notes receivable	$27,373	$(13,466)	$13,907	$25,008	$(14,441)	$10,567
Allowance			(2,165)			(1,790)
Notes receivable, net			$11,742			$8,777
________________

(1)
The Company has outstanding FIP arrangements with certain U.S. restaurant owners, which generally provided interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures and signage.

(2)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Condensed Consolidated Balance Sheet (see note 13).

(3)	Relates primarily to notes issued to vendors in conjunction with the financing of a property sale, and on various equipment and other financing programs.
NOTE 6    INVENTORIES AND OTHER, NET

	As at
	September 29, 2013	December 30, 2012
Raw materials	$27,745	$19,941
Finished goods	76,180	75,660
	103,925	95,601
Inventory obsolescence provision	(920)	(1,015)
Inventories, net	103,005	94,586
Prepaids and other	8,925	12,414
Total Inventories and other, net	$111,930	$107,000

NOTE 7	ACCOUNTS PAYABLE, TIM CARD OBLIGATION AND OTHER, AND OTHER LONG–TERM LIABILITIES
Accounts payable

	As at
	September 29, 2013	December 30, 2012
Accounts payable	$128,334	$126,312
Construction holdbacks and accruals	46,906	31,008
Corporate reorganization accrual (note 2)	4,862	12,442
Total Accounts payable	$180,102	$169,762

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

Tim Card obligation and other

	As at
	September 29, 2013	December 30, 2012
Tim Card obligation	$104,682	$159,745
Contingent rent expense accrual	9,645	9,962
Maidstone Bakeries supply contract deferred liability	7,553	7,929
Other accrued liabilities(1)	29,117	20,235
Total Accrued liabilities, Other	$150,997	$197,871
 ________________

(1)	Includes deferred revenues, deposits, and various equipment and other accruals.
Other long-term liabilities

	As at
	September 29, 2013	December 30, 2012
Accrued rent leveling liability	$30,875	$29,244
Uncertain tax position liability(1)	32,862	28,610
Stock-based compensation liabilities (note 12)	23,867	17,479
Maidstone Bakeries supply contract deferred liability	9,781	15,352
Other accrued long-term liabilities(2)	18,367	18,929
Total Other long-term liabilities	$115,752	$109,614
 ________________

(1)	Includes accrued interest.

(2)	Includes deferred revenues and various other accruals.
NOTE 8    FAIR VALUES
Financial assets and liabilities measured at fair value

	As at
	September 29, 2013		December 30, 2012
	Fair value hierarchy	Fair value asset (liability)(1)	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives
Forward currency contracts(2)	Level 2	$1,320	Level 2	$(2,014)
Interest rate swap(3)	Level 2	11	n/a	—
2013 Interest rate forwards(4)	Level 2	(7,235)	n/a	—
Total return swaps (“TRS”)(5)	Level 2	18,541	Level 2	7,504
Total Derivatives		$12,637		$5,490
________________

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.

(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.

(3)	The fair value is estimated using discounted cash flows and market-based observable inputs, including interest rate yield curves and discount rates.

(4)
Interest rate forwards are valued using a regression analysis that considers the respective Government of Canada bond yield and over-the-counter interest rates representing the yield for lending securities against cash, also known as repo rates. The regression analysis includes using a hypothetical derivative approach for both prospective and retrospective effectiveness assessments.

(5)	The fair value of the TRS is determined using the Company’s common share closing price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange (“TSX”).

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

Other financial assets and liabilities not measured at fair value
As at September 29, 2013 and December 30, 2012, the carrying values of Cash and cash equivalents and Restricted cash and cash equivalents approximated their fair values due to the short term nature of these investments.
The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	September 29, 2013			December 30, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Bearer deposit notes(1)	Level 2	$41,403	$41,403	Level 2	$41,403	$41,403
Notes receivable, net(2)	Level 3	$11,742	$11,742	Level 3	$8,777	$8,777
Senior unsecured notes, series 1(3)	Level 2	$(313,653)	$(301,283)	Level 2	$(325,857)	$(301,544)
Advertising fund term debt(4)	Level 3	$(50,446)	$(50,446)	Level 3	$(56,500)	$(56,500)
Other debt(5)	Level 3	$(124,687)	$(68,825)	Level 3	$(125,000)	$(60,223)
________________

(1)
The Company holds these notes as collateral to reduce the carrying costs of the TRS. The interest rate on these notes resets every 90 days; therefore, the fair value of these notes, using a market approach, approximates the carrying value.

(2)
Management generally estimates the current value of notes receivable, using a cost approach, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral.

(3)	The fair value of the senior unsecured notes, using a market approach, is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg LP.

(4)	Management estimates the fair value of this variable rate debt using a market approach, based on prevailing interest rates plus an applicable margin.

(5)
Management estimates the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, using an income approach, by discounting future cash flows using a Company risk-adjusted rate over the remaining term of the debt.

NOTE 9    DERIVATIVES

	As at
	September 29, 2013				December 30, 2012
	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$2,317	$(1,068)	$1,249	Accounts receivable, net	$494	$(2,315)	$(1,821)	Accounts payable, net
Interest rate swap(2)	$11	$—	$11	Other assets	$—	$—	$—	n/a
2013 Interest rate forwards(3)	$—	$(7,235)	$(7,235)	Accounts payable, net	$—	$—	$—	n/a
Derivatives not designated as hedging instruments
TRS(4)	$18,541	$—	$18,541	Other assets	$8,614	$(1,110)	$7,504	Other assets
Forward currency contracts(1)	$71	$—	$71	Accounts receivable, net	$5	$(198)	$(193)	Accounts payable, net
________________

(1)	Notional value as at September 29, 2013 of $151.9 million (December 30, 2012: $195.1 million), with maturities ranging between October 2013 and December 2014; no associated cash collateral.

(2)	Notional value as at September 29, 2013 of $31.3 million (December 30, 2012: nil), with maturities through fiscal 2019; no associated cash collateral.

(3)	Notional value as at September 29, 2013 of $498.0 million (December 30, 2012: nil), with maturities in December 2013; no associated cash collateral.

(4)
The notional value and associated cash collateral, in the form of bearer deposit notes (see note 8), was $41.4 million as at September 29, 2013 (December 30, 2012: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2019.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

		Third quarter ended September 29, 2013			Third quarter ended September 30, 2012
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$(3,368)	$(2,300)	$(5,668)	$(5,717)	$302	$(5,415)
Interest rate swap(3)	Interest (expense)	(83)	59	(24)	—	—	—
2010 Interest rate forwards(4)	Interest (expense)	—	173	173	—	172	172
2013 Interest rate forwards(5)	n/a	(7,235)	—	(7,235)	—	—	—
Total		(10,686)	(2,068)	(12,754)	(5,717)	474	(5,243)
Income tax effect	Income taxes	915	594	1,509	1,569	(125)	1,444
Net of income taxes		$(9,771)	$(1,474)	$(11,245)	$(4,148)	$349	$(3,799)

		Year-to-date period ended September 29, 2013			Year-to-date period ended September 30, 2012
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$4,756	$(1,685)	$3,071	$(7,106)	$(1,992)	$(9,098)
Interest rate swap(3)	Interest (expense)	(128)	139	11	—	—	—
2010 Interest rate forwards(4)	Interest (expense)	—	519	519	—	518	518
2013 Interest rate forwards(5)	n/a	(7,235)	—	(7,235)	—	—	—
Total		(2,607)	(1,027)	(3,634)	(7,106)	(1,474)	(8,580)
Income tax effect	Income taxes	(1,226)	410	(816)	2,011	384	2,395
Net of income taxes		$(3,833)	$(617)	$(4,450)	$(5,095)	$(1,090)	$(6,185)
________________

(1)	Excludes amounts related to ineffectiveness, as they were not significant.

(2)	Other comprehensive income (“OCI”).

(3)	In February 2013, the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt.

(4)	The Company entered into and settled interest rate forwards in fiscal 2010 relating to the Company’s outstanding term debt.

(5)
The Company entered into interest rate forwards during the third quarter of fiscal 2013 in anticipation of the Company obtaining longer-term financing in the fourth quarter of 2013, barring unforeseen market conditions and subject to the negotiation and execution of agreements.

The following table summarizes the (gain) loss on derivatives not designated as hedging instruments:

	Classification on Condensed Consolidated Statement of Operations	Third quarter ended		Year-to-date period ended
		September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
TRS	General and administrative expenses	$(2,802)	$2,523	$(11,037)	$(889)
Forward currency contracts	Cost of sales	85	315	(264)	1,274
Total (gain) loss, net		$(2,717)	$2,838	$(11,301)	$385

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 10    COMMITMENTS AND CONTINGENCIES
On June 12, 2008, a proposed class action was issued against the Company and certain of its affiliates in the Ontario Superior Court by two of its franchisees, alleging, among other things, that the Company’s Always Fresh baking system and lunch offerings led to lower franchisee profitability. The claim, as amended, asserted damages of approximately $1.95 billion on behalf of certain Canadian restaurant owners. The action was dismissed in its entirety by summary judgment on February 24, 2012 and all avenues of appeal were exhausted during the second quarter of 2013.
In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition and earnings.
NOTE 11    COMMON SHARES
Share repurchase programs
On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float, as defined under the TSX rules as of February 14, 2013, or $250.0 million in the aggregate. The 2013 Program received regulatory approval from the TSX. On August 8, 2013, the 2013 Program was amended to remove the former maximum dollar cap. Under the 2013 Program, the Company’s common shares may be purchased through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases may be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program commenced on February 26, 2013 and is due to expire on February 25, 2014, or earlier if the 10% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.
Share repurchase activity for fiscal 2013 and 2012 is reflected in the Condensed Consolidated Statement of Equity; all shares repurchased were cancelled.
NOTE 12    STOCK-BASED COMPENSATION

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
RSUs	$1,510	$2,362	$5,090	$8,152
Stock options and tandem SARs	2,573	(1,416)	9,912	3,634
DSUs(1)	514	(93)	2,130	936
Total stock-based compensation expense(2)	$4,597	$853	$17,132	$12,722
________________

(1)	Deferred share units (“DSUs”).

(2)	Generally included in General and administrative expenses.
The Company has entered into TRS contracts as economic hedges, covering 1.0 million of the Company’s underlying common shares, which represents a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs. The Company recognized a gain of $2.8 million in the third quarter ended September 29, 2013 (third quarter fiscal 2012: loss of $2.5 million) and a gain of $11.0 million in the year-to-date period ended September 29, 2013 (year-to-date period fiscal 2012: gain of $0.9 million) in General and administrative expenses (see note 9) related to the revaluation of the TRS contracts.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

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
Restricted stock units
The following table is a summary of activity for RSUs granted to employees under the Company’s 2006 and 2012 Stock Incentive Plans, for the periods set forth below:

	Restricted Stock Units	Weighted Average Grant Value per Unit
	(in thousands)	(in dollars)
Balance as at January 1, 2012	306	$40.91
Granted	192	54.49
Dividend equivalent rights	6	50.30
Vested and settled(1)	(160)	36.72
Forfeited	(32)	46.35
Balance as at December 30, 2012	312	$50.91
Granted	159	56.69
Dividend equivalent rights	5	55.00
Vested and settled(1)	(44)	51.39
Forfeited	(19)	52.03
Balance as at September 29, 2013	413	$53.08
________________

(1)	Generally settled with common shares from the TDL RSU Employee Benefit Plan Trust (“Trust”).
In the year-to-date period ended September 29, 2013, the Company funded the Trust, which in turn, purchased approximately 43,000 common shares for $2.5 million (year-to-date period fiscal 2012: 112,000 common shares for $6.2 million).
Stock options and tandem SARs

	Stock Options with SARs	Weighted Average Exercise Price
	(in thousands)	(in dollars)
Balance as at January 1, 2012	1,182	$36.05
Granted	254	54.86
Exercised(1)	(218)	31.64
Forfeited	(46)	41.66
Balance as at December 30, 2012	1,172	$40.73
Granted	360	57.84
Exercised(1)	(256)	35.85
Forfeited	(10)	52.38
Balance as at September 29, 2013	1,266	$46.49
________________

(1)
Total cash settlement, net of applicable withholding taxes, of $3.8 million of SARs in the year-to-date period ended September 29, 2013 (year-to-date period fiscal 2012: 130,000 units for $2.1 million). The associated options were cancelled.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

Deferred share units
Approximately 10,600 DSUs were granted during the year-to-date period of fiscal 2013 (year-to-date period fiscal 2012: 12,200) at a fair market value of $55.91 (year-to-date period fiscal 2012: $52.57). A settlement of 10,600 DSUs occurred during the third quarter and year-to-date period of fiscal 2013 (year-to-date period fiscal 2012: 9,400 DSUs).
NOTE 13    VARIABLE INTEREST ENTITIES
VIEs for which the Company is the primary beneficiary
Non-owned restaurants
The Company has consolidated 345 Non-owned restaurants as at September 29, 2013 (December 30, 2012: 365 restaurants), or approximately 7.9% of the Company’s total systemwide restaurants (December 30, 2012: 8.6%).
Advertising Funds
The Ad Fund has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). The advertising levies, depreciation, interest costs, capital expenditures and financing associated with the Expanded Menu Board Program are presented on a gross basis on the Condensed Consolidated Statement of Operations and Cash Flows. The Ad Fund has purchased $63.0 million of equipment cumulatively since the inception of the Expanded Menu Board Program in fiscal 2011. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt related to the Expanded Menu Board Program.
The Canadian and U.S. advertising funds spent approximately $53.4 million in the third quarter of fiscal 2013 (third quarter fiscal 2012: $49.3 million) and $182.6 million in the year-to-date period of fiscal 2013 (year-to-date period fiscal 2012: $171.1 million). Company contributions to the Canadian and U.S. advertising funds consisted of the following:

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Company contributions	$2,651	$2,651	$8,163	$7,972
Contributions from consolidated non-owned restaurants	3,576	3,169	10,301	9,232
Total Company contributions	$6,227	$5,820	$18,464	$17,204

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Third quarter ended
	September 29, 2013			September 30, 2012
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$96,049	$—	$96,049	$85,442	$—	$85,442
Advertising levies(1)	—	2,865	2,865	—	1,727	1,727
Total revenues	96,049	2,865	98,914	85,442	1,727	87,169
Cost of sales(2)	94,302	—	94,302	83,926	—	83,926
Operating expenses(1)	—	2,379	2,379	—	1,467	1,467
Asset impairment(3)	441	—	441	—	—	—
Operating income	1,306	486	1,792	1,516	260	1,776
Interest expense	—	486	486	—	260	260
Income before taxes	1,306	—	1,306	1,516	—	1,516
Income taxes	214	—	214	260	—	260
Net income attributable to non-controlling interests	$1,092	$—	$1,092	$1,256	$—	$1,256

	Year-to-date period ended
	September 29, 2013			September 30, 2012
	Restaurant VIEs	Advertising fund VIEs	Total VIEs	Restaurant VIEs	Advertising fund VIEs	Total VIEs
Sales	$276,273	$—	$276,273	$248,915	$—	$248,915
Advertising levies(1)	—	7,965	7,965	—	3,270	3,270
Total revenues	276,273	7,965	284,238	248,915	3,270	252,185
Cost of sales(2)	272,648	—	272,648	244,580	—	244,580
Operating expenses(1)	—	6,771	6,771	—	2,529	2,529
Asset impairment(3)	441	—	441	—	—	—
Operating income	3,184	1,194	4,378	4,335	741	5,076
Interest expense	—	1,194	1,194	—	741	741
Income before taxes	3,184	—	3,184	4,335	—	4,335
Income taxes	514	—	514	709	—	709
Net income attributable to non-controlling interests	$2,670	$—	$2,670	$3,626	$—	$3,626
________________

(1)
Generally, the advertising levies that are not related to the Expanded Menu Board Program are netted with advertising and marketing expenses incurred by the advertising funds in operating expenses, as these contributions are designated for specific purposes. The Company acts as an agent with regard to these contributions.

(2)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.

(3)	The Company recognized an impairment charge in the third quarter of 2013 related to certain underperforming markets in the U.S. (see note 14).

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	September 29, 2013		December 30, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$8,299	$—	$10,851	$—
Advertising fund restricted assets – current	—	48,722	—	45,337
Other current assets	7,355	—	6,770	—
Property and equipment, net	19,957	65,515	19,536	57,925
Other long-term assets	57	1,816	572	2,095
Total assets	$35,668	$116,053	$37,729	$105,357
Notes payable to Tim Hortons Inc. – current(1)	$12,321	$—	$13,637	$—
Advertising fund liabilities – current	—	63,672	—	44,893
Other current liabilities (2)	11,934	8,345	14,548	9,919
Notes payable to Tim Hortons Inc. – long-term(1)	1,145	—	804	—
Long-term debt(2)	—	42,375	—	46,849
Other long-term liabilities	9,240	1,661	5,887	3,696
Total liabilities	34,640	116,053	34,876	105,357
Equity of VIEs	1,028	—	2,853	—
Total liabilities and equity	$35,668	$116,053	$37,729	$105,357
________________

(1)
Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 5).

(2)
Includes $50.4 million of debt relating to the Expanded Menu Board Program (December 30, 2012: $56.5 million), of which $8.1 million is recognized in Other current liabilities (December 30, 2012: $9.7 million) with the remainder recognized as Long-term debt.

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
Trust
In connection with RSUs granted to certain employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle RSU awards for most participating Canadian employees. The cost of the shares held by the Trust as at September 29, 2013 of $15.0 million (December 30, 2012: $13.4 million), is presented as a reduction in outstanding common shares on the Condensed Consolidated Balance Sheet.
VIEs for which the Company is not the primary beneficiary
These VIEs are primarily real estate ventures, the most significant being the TIMWEN Partnership. The Company does not consolidate these entities as control is considered to be shared by both the Company and the other joint owner(s).

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 14    SEGMENT REPORTING
The Company operates exclusively in the quick service restaurant industry. Effective for the first quarter of fiscal 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:
Canadian and U.S. business units.The results of each of the Canadian and U.S. business units includes substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income based on the business units’ respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; and (v) business-unit-related general and administrative expenses. The business units exclude the effect of consolidating VIEs, consistent with how the chief decision maker views and evaluates the respective business units’ results.
Corporate services. Corporate services comprises services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and to a much lesser extent, manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply, which is intended to provide our restaurant owners with consistent, predictable pricing. Many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter. Corporate services also includes the results of our International operations, which are currently not significant.
Previously, the results of manufacturing activities and distribution services were included within the respective geographic segment where the facility was located. Additionally, we have revised the allocation of shared restaurant services, such as restaurant technologies and operations standards, between the Canadian and U.S. business units.
The Company has reclassified the segment data for the prior period to conform to the current period’s presentation.

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues(1)
Canada	$676,006	$672,684	$1,927,361	$1,923,928
U.S.	47,019	39,254	132,687	120,837
Corporate services	3,414	2,933	12,743	11,955
Total reportable segments	726,439	714,871	2,072,791	2,056,720
VIEs	98,914	87,169	284,238	252,185
Total	$825,353	$802,040	$2,357,029	$2,308,905
Operating Income (Loss)
Canada	$179,597	$171,990	$500,178	$484,576
U.S.(2)	2,717	1,458	6,214	7,213
Corporate services	(14,325)	(13,000)	(26,414)	(42,902)
Total reportable segments	167,989	160,448	479,978	448,887
VIEs(2)	1,792	1,776	4,378	5,076
Corporate reorganization expenses	(953)	(8,565)	(11,032)	(9,842)
Consolidated Operating Income	168,828	153,659	473,324	444,121
Interest, Net	(8,487)	(7,749)	(24,353)	(22,863)
Income before income taxes	$160,341	$145,910	$448,971	$421,258
________________

(1)	There are no inter-segment revenues included in the above table.

(2)
The Company recognized an impairment charge of $2.9 million in the third quarter and year-to-date period of 2013 (third quarter of fiscal 2012: nil; year-to-date period of 2012 $(0.4) million) related to certain underperforming markets in the U.S., $2.5 million of which is recognized in our U.S. segment (third quarter of 2012: nil; year-to-date period of 2012: $(0.4) million), remainder recognized in VIEs.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Capital expenditures
Canada	$30,275	$27,462	$90,696	$70,608
U.S.	8,913	15,827	32,059	34,516
Corporate services	5,266	2,895	9,971	7,688
Total reportable segments	$44,454	$46,184	$132,726	$112,812

The following table provides a reconciliation of reportable segment Property and equipment, net and Total assets to consolidated Property and equipment, net and consolidated Total assets, respectively:

	As at
	September 29, 2013	December 30, 2012
Total Property and equipment, net
Canada(1)	$962,600	$915,733
U.S.(1)	398,123	378,457
Corporate services(2)	173,259	184,938
Total reportable segments	1,533,982	1,479,128
VIEs	81,898	74,180
Consolidated Property and equipment, net	$1,615,880	$1,553,308
Total Assets
Canada	$1,246,847	$1,175,552
U.S.	428,247	400,231
Corporate services	278,880	281,043
Total reportable segments	1,953,974	1,856,826
VIEs	148,153	139,462
Unallocated assets(3)	163,625	287,891
Consolidated Total assets	$2,265,752	$2,284,179
_______________

(1)	Includes primarily restaurant-related assets such as land, building and leasehold improvements.

(2)	Includes property and equipment related to distribution services, manufacturing activities, and other corporate assets.

(3)	Includes Cash and cash equivalents, Restricted cash and cash equivalents, Deferred income taxes and Prepaids, except as related to VIEs.
Consolidated Sales and Cost of sales comprise the following:

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales
Distribution sales	$473,641	$475,243	$1,373,389	$1,386,245
Company-operated restaurant sales	6,090	7,856	18,567	20,455
Sales from VIEs	96,049	85,442	276,273	248,915
Total Sales	$575,780	$568,541	$1,668,229	$1,655,615

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of sales
Distribution cost of sales	$411,290	$414,439	$1,185,862	$1,214,611
Company-operated restaurant cost of sales	6,207	8,042	19,830	21,819
Cost of sales from VIEs	84,359	75,136	246,610	219,007
Total Cost of sales	$501,856	$497,617	$1,452,302	$1,455,437
NOTE 15    SUBSEQUENT EVENTS
On October 4, 2013, we entered into an additional, 364-day Revolving Bank Facility (the “2013 Revolving Bank Facility”), which will mature on October 3, 2014. The 2013 Revolving Bank Facility provides for up to $400.0 million in revolving credit available at the request of the Company. The Company has the right to request an increase in the commitments by an aggregate of up to $400.0 million, provided that no default has occurred and is continuing, and further provided that such amount shall be permanently reduced by an amount equal to 100% of the net cash proceeds raised from any debt issuance by the Company, up to a maximum of $400.0 million. No lender shall be required to increase any of its own lending commitment under the increased commitment facility without consenting to such increase. The 2013 Revolving Bank Facility is available for general corporate purposes, including the purchase by the Company of its common shares under any normal course or substantial issuer bid, by private agreement, or otherwise, or other cash distribution to shareholders, in each case made in compliance with applicable securities laws and the requirements of the TSX. The 2013 Revolving Bank Facility contains various representations, warranties and covenants, which are substantially similar to those set forth in our existing revolving bank facility.

TIM HORTONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2012 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 30, 2012 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 21, 2013, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended September 29, 2013 filed with the SEC and the CSA on November 7, 2013. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. These forward-looking statements include information regarding our future economic and sales performance, expectations and objectives of management including with respect to our ability to obtain financing, our expectations regarding investment grade credit ratings, our U.S. market strategy, and promotional and marketing initiatives. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to Item 1A. “Risk Factors” in Part I of our Annual Report and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement” and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.
Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at Company-operated restaurants, and franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”). Please refer to “Systemwide Sales Growth” and “Same-Store Sales Growth” below for additional information.
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
Description of Business
The Company’s principal business is the franchising of Tim Hortons restaurants, primarily in Canada and the U.S., that serve premium coffee, hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), specialty teas and fruit smoothies, fresh baked goods, grilled Panini and classic sandwiches, wraps, soups, prepared foods and other food products. As the franchisor, Tim Hortons collects royalty revenue from franchised restaurant sales. Our business generates additional revenue by controlling the underlying real estate of our franchised restaurants; at September 29, 2013, we leased or owned the real estate for approximately 83% of our full-serve system restaurants in North America, including 795 owned locations (533 sites in Canada and 262 sites in the U.S.). Real estate that is not controlled by us is generally for our non-standard restaurants, including, for example, full-serve kiosks in offices, retail locations, hospitals, colleges, stadiums, arenas, and airports, self-serve kiosks located in gas stations, grocery stores, and other convenience locations, and for our restaurants located outside of North America.
We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to most system restaurants in Canada through our five distribution centres, and frozen, refrigerated and shelf-stable products from our Guelph and Kingston distribution facilities in our Ontario and Quebec markets. Where we are not able to leverage our scale or create warehousing or transportation efficiencies, such as in the U.S. and in certain Canadian markets, we typically manage and control the supply chain, but use third-party warehousing and transportation. Our supply chain activities also include a significant consumer packaged goods business, commanding the second largest market share in sales of large canned coffee grocery retail sales in Canada. Our vertical integration model also includes two coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility located in Oakville, Ontario.
Our management of supply chain activities enables us to leverage our scale in Canada to create efficiencies, build competitive advantage, and provide quality, cost-competitive and timely deliveries to our restaurant owners. Our supply chain model is an important contributor to our profitability, generating strong returns for our shareholders while requiring relatively modest deployment of capital. As such, we view our supply chain activities as being central to our business model and an important means of supporting our business units in meeting the needs of our restaurant owners. We generally invest in vertical integration if we consider that the investment would provide value to our restaurant owners and would generate a reasonable rate of return.
Executive Overview
Systemwide sales grew by 5.3% in the third quarter of 2013, driven by new restaurant development and same-store sales growth of 1.7% in Canada and 3.0% in the U.S. In the year-to-date period of 2013, systemwide sales grew by 4.5%, again led by new restaurant development and same-store sales growth of 0.9% in Canada and 1.3% in the U.S.
While our systemwide and same-store sales growth have improved over the course of 2013 due to our targeted marketing initiatives, category extensions, and operational initiatives, the macro-economic operating climate in which we operate remains challenging. Growth predictions for the Canadian and U.S. economies in 2013 have steadily moderated, and we believe that concerns with the current state and recovery of both the Canadian and U.S. economies continued to constrain consumer confidence and discretionary spending, leading to an overall intensified competitive environment.
In the third quarter and year-to-date period of 2013, same-store sales growth in Canada was driven by gains in average cheque resulting from pricing, and to a lesser extent, favourable product mix. The decline in same-store transactions has slowed over the course of 2013. In both the third quarter and year-to-date periods of 2013, we grew total systemwide transactions. Our year-to-date same-store sales growth was negatively impacted by unfavourable weather conditions in the first quarter of 2013 compared to the first quarter of 2012. Given our year-to-date results, we continue to expect to be below our targeted full year Canadian same-store sales growth range of 2.0% to 4.0%.
In the U.S., same-store sales growth in the third quarter of 2013 was driven primarily by an increase in transactions. For the year-to-date period of 2013, same-store sales growth in the U.S. was driven by a combination of pricing and an increase in transactions. Our year-to-date same-store sales growth was negatively impacted by unfavourable weather conditions in the first quarter of 2013 compared to the first quarter of 2012. Given our year-to-date results, we continue to expect to be below our targeted full year U.S. same-store sales growth range of 3.0% to 5.0%.
Marc Caira was appointed President and CEO effective July 2, 2013, and on the same date, Paul House became Chairman of the Board of Directors, having formerly served as President and CEO, and Executive Chairman. Mr. House has agreed to provide transition services through the balance of fiscal 2013. As part of the transition, we have launched a comprehensive process to develop a new strategic plan.
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
Operating income increased $15.2 million, or 9.9%, to $168.8 million in the third quarter of 2013, and adjusted operating income (refer to non-GAAP reconciliation), which excludes Corporate reorganization expenses, increased $7.6 million, or 4.7%. Growth in operating income was driven by systemwide sales growth including gains in same-store sales, resulting in an increase in rents and royalties and supply chain income. Lower general and administrative expenses, due primarily to lower salaries and benefits resulting from the reorganization and stock option variability, also contributed favourably to operating income growth in the third quarter of 2013. Our operating margin improved in the third quarter of 2013 to 20.5%, as compared to 19.2% in the third quarter of 2012.
Year-to-date, operating income increased $29.2 million, or 6.6%, to $473.3 million, and adjusted operating income (refer to non-GAAP reconciliation), which excludes our year-to-date Corporate reorganization expenses, increased $30.4 million, or 6.7%. The growth in operating income was driven primarily by systemwide sales growth, resulting in higher rents and royalties and supply chain income. Our supply chain also benefited from favourable product margin variability, some of which is expected to reverse in the fourth quarter of 2013. Lower general and administrative expenses, due primarily to lower salaries and benefits from vacancies resulting from the reorganization and stock option variability, also contributed favourably to operating income growth in the year-to-date period of 2013.
Net income attributable to Tim Hortons Inc. increased $8.2 million, or 7.7%, to $113.9 million in the third quarter of 2013, due primarily to higher operating income, partially offset by a higher effective tax rate. In the year-to-date period of 2013, net income attributable to Tim Hortons Inc. increased $21.2 million, or 7.0%, to $323.8 million, due primarily to higher operating income.

Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased $0.07 to $0.75 in the third quarter of 2013, compared to $0.68 in the third quarter of 2012. In addition to higher net income attributable to Tim Hortons Inc., our EPS growth continued to benefit from the positive, cumulative impact of our share repurchase program, as we had, on average, 4.2 million, or 2.7%, fewer fully diluted common shares outstanding during the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, the Company recognized an asset impairment charge related to certain underperforming markets in the U.S., which impacted our EPS growth by $0.02 in the third quarter of 2013. The Corporate reorganization expenses and asset impairment charge, combined, reduced our EPS growth by approximately $0.02 in the third quarter of 2013, and Corporate reorganization expenses reduced our EPS growth by approximately $0.04 in the third quarter of 2012.
Year-to-date, EPS increased $0.18 to $2.12 in the year-to-date period of 2013, compared to $1.94 in the year-to-date period of 2012. Our share repurchase program also contributed favourably to EPS growth in the year-to-date period. The asset impairment charge recognized in the third quarter of 2013 impacted our EPS growth by $0.02 in the year-to-date period of 2013. The Corporate reorganization expenses and asset impairment charge, combined, reduced our EPS growth by approximately $0.07 and $0.04 in the year-to-date periods of 2013 and 2012, respectively. The asset impairment charge was not contemplated as part of Management’s guidance for EPS communicated in February 2013.
Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date ended
($ in millions, except per share data)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Systemwide sales growth(1)	5.3%	5.9%	4.5%	7.0%
Same-store sales growth(1)
Canada	1.7%	1.9%	0.9%	2.9%
U.S.	3.0%	2.3%	1.3%	5.1%
Systemwide restaurants	4,350	4,138	4,350	4,138
Revenues	$825.4	$802.0	$2,357.0	$2,308.9
Operating income	$168.8	$153.7	$473.3	$444.1
Adjusted operating income(2)	$169.8	$162.2	$484.4	$454.0
Net income attributable to Tim Hortons Inc.	$113.9	$105.7	$323.8	$302.5
Diluted EPS	$0.75	$0.68	$2.12	$1.94
Weighted average number of common shares outstanding – Diluted (in millions)	150.9	155.1	152.9	156.2
________________

(1)	See Systemwide Sales Growth and Same-Store Sales Growth.

(2)
Adjusted operating income is a non-GAAP measure. See below for reconciliation of adjusting items used to calculate adjusted operating income. Management uses adjusted operating income to assist in the evaluation of year-over-year performance and believes that it will be helpful to investors as a measure of underlying operational growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	Third quarter ended		Change from prior year
	September 29, 2013	September 30, 2012	Dollars	Percentage
	(in millions)
Operating income	$168.8	$153.7	$15.2	9.9%
Add: Corporate reorganization expenses	1.0	8.6	(7.6)	n/m
Adjusted operating income	$169.8	$162.2	$7.6	4.7%

	Year-to-date period ended		Change from prior year
	September 29, 2013	September 30, 2012	Dollars	Percentage
	(in millions)
Operating income	$473.3	$444.1	$29.2	6.6%
Add: Corporate reorganization expenses	11.0	9.8	1.2	n/m
Adjusted operating income	$484.4	$454.0	$30.4	6.7%
________________
All numbers rounded
n/m    Not meaningful

We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of our system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance.
Systemwide Sales Growth
Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants, but exclude sales from our Republic of Ireland and United Kingdom licensed locations, as these locations operate on a significantly different business model compared to our North American and other International operations. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 5.7% and 6.1% for the third quarters of 2013 and 2012, respectively, and 4.7% and 7.3% in the year-to-date periods of 2013 and 2012, respectively.
Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., with approximately 99.6% of our system franchised as at September 29, 2013. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Condensed Consolidated Financial Statements, other than restaurant sales from consolidated Non-owned restaurants. Systemwide sales impact our royalties and rental revenues, as well as our distribution sales.
Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants), and are ultimately driven by consumer demand.
Same-Store Sales Growth
Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including: new product introductions; improvements in restaurant speed of service and other operational efficiencies; hospitality initiatives; frequency of guest visits; expansion into, and enhancement of, broader menu offerings; promotional activities; pricing and weather. Restaurant-level price increases are primarily used to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same volume of purchases at the new pricing.
Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts. In Canada, we expanded our breakfast daypart with the introduction of the Maple Flatbread Breakfast Panini, and our lunch daypart with the introduction of the Extreme Italian Sandwich, both of which proved popular with our guests in the third quarter of 2013. We also expanded our Panini platform in both Canada and the U.S. with the introduction of the Steak and Cheese Panini, close to the end of the third quarter of 2013. As an extension of our single-serve product offerings, we introduced our Tim Hortons RealCupTM product in both Canada and the U.S. in the third quarter of 2013, which is compatible with K-Cup® brewers, although not affiliated with K-Cup or Keurig®. We also introduced our first certified gluten-free product, the Coconut Macaroon.

New Restaurant Development
The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth in the table below is a summary of restaurant openings and closures:

	Third quarter ended September 29, 2013			Third quarter ended September 30, 2012
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	30	4	34	40	4	44
Restaurants closed	(2)	0	(2)	(5)	0	(5)
Net change	28	4	32	35	4	39
U.S.
Restaurants opened	12	1	13	21	1	22
Restaurants closed	(2)	(1)	(3)	(1)	0	(1)
Net change	10	0	10	20	1	21
International (GCC)
Restaurants opened	4	0	4	7	0	7
Total Company
Restaurants opened	46	5	51	68	5	73
Restaurants closed	(4)	(1)	(5)	(6)	0	(6)
Net change	42	4	46	62	5	67

	Year-to-date period ended September 29, 2013			Year-to-date period ended September 30, 2012
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	71	8	79	80	5	85
Restaurants closed	(14)	(1)	(15)	(10)	(5)	(15)
Net change	57	7	64	70	0	70
U.S.
Restaurants opened	24	2	26	33	11	44
Restaurants closed	(9)	(4)	(13)	(2)	(1)	(3)
Net change	15	(2)	13	31	10	41
International (GCC)
Restaurants opened	9	0	9	13	0	13
Total Company
Restaurants opened	104	10	114	126	16	142
Restaurants closed	(23)	(5)	(28)	(12)	(6)	(18)
Net change	81	5	86	114	10	124
From the end of the third quarter of 2012 to the end of the third quarter of 2013, we opened 212 system restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, which will permit us to upgrade size and layout or add a drive-thru, and typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants which have performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants.

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
We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the GCC. The master license agreement is primarily a royalty-based model that includes franchise fees upon the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital investment and real estate development required to open new restaurants, along with operations and marketing. In the second quarter of 2013, the Company signed an area development agreement with Apparel to develop 100 Tim Hortons multi-format restaurants in Saudi Arabia over the next five years. Development in Saudi Arabia will be managed by Apparel and will focus on major urban markets, with opportunity for development beyond the initial 100 targeted locations. We continue to assess additional markets for development in various regions of the world as part of our international strategy, with a view to further expanding our international presence over time.
The Company also had 256 primarily licensed locations in the Republic of Ireland and in the United Kingdom as at September 29, 2013, compared to 241 locations as at September 30, 2012, which are not included in our new restaurant development or systemwide restaurant count.
We have exclusive development rights in Canada, and certain rights to use licenses in the U.S. within Tim Hortons locations, to operate Cold Stone Creamery® ice cream and frozen confection retail outlets. We had 262 co-branded locations as at September 29, 2013 (151 in Canada and 111 in the U.S.), compared to 246 locations as at September 30, 2012 (142 in Canada and 104 in the U.S.). We also have 95 Cold Stone Creamery self-serve freezers in Tim Hortons locations. While we have participated in the ice cream category with the Cold Stone Creamery offering for several selling seasons, sales and operating performance have not met our expectations. As such, we are currently evaluating the future role of this offering within our business, and as a result, do not plan on expanding our existing locations in Canada during the remainder of 2013 until our assessment is completed.
Systemwide Restaurant Count

	As at
	September 29, 2013	December 30, 2012	September 30, 2012
Canada
Company-operated	15	18	15
Franchised – standard and non-standard	3,354	3,294	3,231
Franchised – self-serve kiosk	131	124	119
Total	3,500	3,436	3,365
% Franchised	99.6%	99.5%	99.6%
U.S.
Company-operated	3	4	8
Franchised – standard and non-standard	637	621	573
Franchised – self-serve kiosks	177	179	174
Total	817	804	755
% Franchised	99.6%	99.5%	98.9%
International (GCC)
Franchised – standard and non-standard	33	24	18
% Franchised	100.0%	100.0%	100.0%
Total system
Company-operated	18	22	23
Franchised – standard and non-standard	4,024	3,939	3,822
Franchised – self-serve kiosks	308	303	293
Total	4,350	4,264	4,138
% Franchised	99.6%	99.5%	99.4%

Segment Operating Income
We have revised our segment reporting as a result of the realignment of roles and responsibilities within our Business Unit and Corporate Centre design (see Results of Operations – Corporate Reorganization Expenses). Effective the first quarter of 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:
Canadian and U.S. business units. The results of each of the Canadian and U.S. business units includes substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income based on the business units’ respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; and (v) business-unit-related general and administrative expenses. The business units exclude the effect of consolidating VIEs, consistent with how the chief decision maker views and evaluates the respective business units’ results.
Corporate services. Corporate services comprises services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and to a much lesser extent, manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply, which is intended to provide our restaurant owners with consistent, predictable pricing. Many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter. Corporate services also includes the results of our International operations, which are currently not significant.
Previously, the results of manufacturing activities and distribution services were included within the respective geographic segment where the facility was located. Additionally, we have revised the allocation of shared restaurant services, such as restaurant technologies and operations standards, between the Canadian and U.S. business units. As a result of the appointment of our new CEO on July 2, 2013, there may be further changes to our segment reporting.
The Company has reclassified the segment data for the prior periods to conform to the current period’s presentation. Set forth in the table below is the operating income (loss) of our reportable segments:

	Third quarter ended September 29, 2013	% of Total Revenues	Third quarter ended September 30, 2012	% of Total Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada	$179,597	21.8%	$171,990	21.4%	$7,607	4.4%
U.S.(1)	2,717	0.3%	1,458	0.2%	1,259	86.4%
Corporate services	(14,325)	(1.7)%	(13,000)	(1.6)%	(1,325)	n/m
Reportable segment operating income	167,989	20.4%	160,448	20.0%	7,541	4.7%
VIEs(2)	1,792	0.2%	1,776	0.2%	16	0.9%
Corporate reorganization expenses	(953)	(0.1)%	(8,565)	(1.1)%	7,612	n/m
Consolidated Operating Income	$168,828	20.5%	$153,659	19.2%	$15,169	9.9%

	Year-to-date period ended September 29, 2013	% of Total Revenues	Year-to-date period ended September 30, 2012	% of Total Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada	$500,178	21.2%	$484,576	21.0%	$15,602	3.2%
U.S.(1)	6,214	0.3%	7,213	0.3%	(999)	(13.8)%
Corporate services	(26,414)	(1.1)%	(42,902)	(1.9)%	16,488	n/m
Reportable segment operating income	479,978	20.4%	448,887	19.4%	31,091	6.9%
VIEs(2)	4,378	0.2%	5,076	0.2%	(698)	(13.8)%
Corporate reorganization expenses	(11,032)	(0.5)%	(9,842)	(0.4)%	(1,190)	n/m
Consolidated Operating Income	$473,324	20.1%	$444,121	19.2%	$29,203	6.6%
________________
All numbers rounded
n/m    Not meaningful

(1)	Includes an asset impairment charge of $2.5 million in the third quarter and year-to-date period of 2013 (third quarter of 2012: nil; year-to-date period of 2012: $(0.4) million).

(2)	Includes an asset impairment charge of $0.4 million recognized in the third quarter and year-to-date period of 2013 (third quarter and year-to-date period: nil).
Canada
Operating income was $179.6 million in the third quarter of 2013, an increase of $7.6 million, or 4.4%, compared to the third quarter of 2012. Systemwide sales growth of 4.7%, driven by the incremental sales of new restaurants year-over-year and same-store sales growth of 1.7%, resulted in higher rents and royalties income, and a higher allocation of supply chain income. Partially offsetting these growth factors was a decrease in franchisee fee income, due to fewer restaurant openings in the third quarter of 2013 compared to the third quarter of 2012.
Same-store sales growth in the third quarter of 2013 was driven by gains in average cheque resulting primarily from pricing, and to a lesser extent, favourable product mix. In the third quarter of 2013, we saw growth in total restaurant transactions as a result of the net addition of new restaurants. We opened 34 restaurants and closed 2 in the third quarter of 2013, as compared to opening 44 restaurants and closing 5 in the third quarter of 2012.
For the year-to-date period of 2013, operating income was $500.2 million, an increase of $15.6 million, or 3.2%, compared to the year-to-date period of 2012. Systemwide sales growth of 3.9% in the year-to-date period of 2013, driven by the net addition of new restaurants and same-store sales growth of 0.9%, resulted in higher rents and royalties income and a higher allocation of supply chain income. Lower general and administrative expenses, due primarily to lower salaries and benefits (see Results of Operations – General and Administrative Expenses) also contributed favourably to operating income growth. In the year-to-date period of 2013, we opened 79 restaurants and closed 15, as compared to opening 85 restaurants and closing 15 in the year-to-date period of 2012. Similar to prior years, we expect to have significant restaurant openings in the fourth quarter of 2013.
In Canada, we continued to pursue menu, promotional and operational initiatives to adapt to the current operating environment and grow our business. In 2013, our product innovation efforts included the national launch of Panini sandwiches, including the extension of that platform into both the breakfast and lunch categories, and single-serve coffee, including the introduction of our Tim Hortons RealCup product. We also continued to execute medium- to longer-term growth-oriented strategies, including active restaurant development in Canada, as we believe there is considerable opportunity to further build our presence in key markets across the country. Our capital investments in Canada have increased in 2013 as we are targeting to implement our drive-thru capacity and throughput initiatives at approximately 1,000 restaurants, continue our restaurant development, and increase the scale of our renovation program.
U.S.
Operating income was $2.7 million in the third quarter of 2013, which includes an asset impairment charge of $2.5 million related to certain underperforming non-core and non-priority markets in the U.S. Compared to the third quarter of 2012, operating income increased by $1.3 million in the third quarter of 2013. Systemwide sales growth of 10.8% was driven by incremental sales from the net addition of new restaurants, and same-store sales growth of 3.0%. Systemwide sales growth led to growth in rents and royalties revenues and a higher allocation of supply chain income. The U.S. supply chain allocation also benefited from favourable product margin variability. Additionally, U.S. operating income grew due to higher franchise fee income, as more franchised restaurants were opened in the third quarter of 2013 compared to more operator agreements in the third quarter of 2012, and lower general and administrative expenses (see Results of Operations – General and Administrative Expenses). This growth was partially offset by an increase in relief primarily related to restaurants opened in the last 13 months, and higher operating expenses from both new and existing restaurants.
In the third quarter of 2013, same-store sales growth was driven primarily by an increase in transactions. Total systemwide restaurant transactions increased due to both the net addition of new restaurants and an increase in same-store transactions. In the third quarter of 2013, we opened 13 restaurants (including 1 self-serve kiosk) and closed 3 (including 1 self-serve kiosk), as compared to opening 22 restaurants (including 1 self-serve kiosk) and closing 1 in the third quarter of 2012.
For the year-to-date period of 2013, operating income was $6.2 million, which includes an asset impairment charge of $2.5 million. Compared to the year-to-date period of 2012, operating income decreased by $1.0 million in the year-to-date period of 2013. Systemwide sales growth of 9.1% was driven by the net addition of new restaurants and same-store sales growth of 1.3%. Similar to the third quarter, systemwide sales growth led to growth in rents and royalties revenues and a higher allocation of supply chain income. The U.S. segment also benefited from fewer company-operated restaurants, and higher franchise fee income in the year-to-date period of 2013 compared to the year-to-date period of 2012. This growth was partially offset by an increase in relief primarily related to restaurants opened in the last 13 months, and higher operating expenses from primarily new restaurants. We opened 26 restaurants and closed 13 (including the net decrease of 2 self-serve kiosks) in the year-to-date period of 2013, as compared to opening 44 restaurants and closing 3 (including the net addition of 10 self-serve kiosks) in the year-to-date period of 2012. All of the restaurant closures in the year-to-date period of 2013 were non-standard restaurants or self-serve kiosks. Similar to prior years, we expect that our restaurant openings will be concentrated in the fourth quarter of 2013. We continue to selectively evaluate our U.S. markets for potential closures of restaurants that have performed below our expectations for an extended period of time, and/or we believe that sales from a restaurant can be absorbed by surrounding restaurants.
We believe the U.S. market has the potential to significantly contribute to the Company’s long-term earnings growth, and we are committed to driving market success. Our sales progression in many U.S. markets mirrors that of many of our Canadian markets in their early development stages. However, overall sales volumes in our newer U.S. markets do not yet match our larger, more developed markets in the U.S. and, as a result, do not generate a strong return. We are seeking to improve the returns on the capital we have deployed in the U.S. segment, and we have accordingly begun to accelerate our initiative to partner with well-capitalized franchisees in the U.S. as part of our development approach. While development capital in 2013 is mostly committed, starting in 2014, we are targeting to reduce capital being deployed in the U.S. segment as we look to implement new approaches to the expansion of our U.S. market.
Corporate services
Our Corporate services segment had an operating loss of $14.3 million in the third quarter of 2013, compared to an operating loss of $13.0 million in the third quarter of 2012. The primary driver of the increased operating loss was a reversal of favourable product margins associated with our supply chain management activities recognized in the first half of 2013, partially offset by lower general and administrative expenses, due primarily to lower salaries and benefits (see Results of Operations – General and Administrative Expenses).
Year-to-date, our Corporate services segment had an operating loss of $26.4 million, compared to an operating loss of $42.9 million in the year-to-date period of 2012. The primary driver of the lower operating loss was income from distribution services, resulting from operational improvements in our distribution centres, and favourable product margin variability, some of which, we expect, will continue to reverse in the fourth quarter of 2013. Corporate services also benefited from lower general and administrative expenses, due primarily to lower salaries and benefits (see Results of Operations – General and Administrative Expenses).

Results of Operations

	Third quarter ended September 29, 2013	% of Total Revenues	Third quarter ended September 30, 2012	% of Total Revenues	Change(1)
					Dollars	Percentage
	($ in thousands)
Revenues
Sales	$575,780	69.8%	$568,541	70.9%	$7,239	1.3%
Franchise revenues:
Rents and royalties(2)	212,114	25.7%	201,556	25.1%	10,558	5.2%
Franchise fees	37,459	4.5%	31,943	4.0%	5,516	17.3%
	249,573	30.2%	233,499	29.1%	16,074	6.9%
Total revenues	825,353	100.0%	802,040	100.0%	23,313	2.9%
Costs and expenses
Cost of sales	501,856	60.8%	497,617	62.0%	4,239	0.9%
Operating expenses	78,307	9.5%	73,205	9.1%	5,102	7.0%
Franchise fee costs	37,865	4.6%	32,083	4.0%	5,782	18.0%
General and administrative expenses	38,787	4.7%	40,913	5.1%	(2,126)	(5.2)%
Equity (income)	(4,075)	(0.5)%	(3,951)	(0.5)%	(124)	3.1%
Corporate reorganization expenses	953	0.1%	8,565	1.1%	(7,612)	n/m
Asset impairment	2,889	0.4%	—	—%	2,889	n/m
Other (income), net	(57)	—%	(51)	—%	(6)	11.8%
Total costs and expenses, net	656,525	79.5%	648,381	80.8%	8,144	1.3%
Operating income	168,828	20.5%	153,659	19.2%	15,169	9.9%
Interest (expense)	(9,406)	(1.1)%	(8,509)	(1.1)%	(897)	10.5%
Interest income	919	0.1%	760	0.1%	159	20.9%
Income before income taxes	160,341	19.4%	145,910	18.2%	14,431	9.9%
Income taxes	45,386	5.5%	38,956	4.9%	6,430	16.5%
Net income	114,955	13.9%	106,954	13.3%	8,001	7.5%
Net income attributable to noncontrolling interests	1,092	0.1%	1,256	0.2%	(164)	(13.1)%
Net income attributable to Tim Hortons Inc.	$113,863	13.8%	$105,698	13.2%	$8,165	7.7%

	Year-to-date period ended September 29, 2013	% of Total Revenues	Year-to-date period ended September 30, 2012	% of Total Revenues	Change(1)
					Dollars	Percentage
	($ in thousands)
Revenues
Sales	$1,668,229	70.8%	$1,655,615	71.7%	$12,614	0.8%
Franchise revenues:
Rents and royalties(2)	608,857	25.8%	580,715	25.2%	28,142	4.8%
Franchise fees	79,943	3.4%	72,575	3.1%	7,368	10.2%
	688,800	29.2%	653,290	28.3%	35,510	5.4%
Total revenues	2,357,029	100.0%	2,308,905	100.0%	48,124	2.1%
Costs and expenses
Cost of sales	1,452,302	61.6%	1,455,437	63.0%	(3,135)	(0.2)%
Operating expenses	231,026	9.8%	211,444	9.2%	19,582	9.3%
Franchise fee costs	83,743	3.6%	77,159	3.3%	6,584	8.5%
General and administrative expenses	115,493	4.9%	122,608	5.3%	(7,115)	(5.8)%
Equity (income)	(11,340)	(0.5)%	(11,056)	(0.5)%	(284)	2.6%
Corporate reorganization expenses	11,032	0.5%	9,842	0.4%	1,190	n/m
Asset impairment	2,889	0.1%	(372)	—%	3,261	n/m
Other (income), net	(1,440)	(0.1)%	(278)	—%	(1,162)	n/m
Total costs and expenses, net	1,883,705	79.9%	1,864,784	80.8%	18,921	1.0%
Operating income	473,324	20.1%	444,121	19.2%	29,203	6.6%
Interest (expense)	(26,991)	(1.1)%	(25,057)	(1.1)%	(1,934)	7.7%
Interest income	2,638	0.1%	2,194	0.1%	444	20.2%
Income before income taxes	448,971	19.0%	421,258	18.2%	27,713	6.6%
Income taxes	122,531	5.2%	115,088	5.0%	7,443	6.5%
Net income	326,440	13.8%	306,170	13.3%	20,270	6.6%
Net income attributable to noncontrolling interests	2,670	0.1%	3,626	0.2%	(956)	(26.4)%
Net income attributable to Tim Hortons Inc.	$323,770	13.7%	$302,544	13.1%	$21,226	7.0%
______________
n/m    Not meaningful

(1)
The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change in the value of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in the third quarter or year-to-date period of 2013. The exchange rates were as follows:

	As at
	September 29, 2013	June 30, 2013	December 30, 2012	September 30, 2012	July 1, 2012	January 1, 2012
US $1.00	$1.0303	$1.0518	$0.9965	$0.9832	$1.0181	$1.0170

(2)
Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and advertising levies of $2.9 million and $1.7 million in the third quarters of 2013 and 2012, respectively, and $8.0 million and $3.3 million in the year-to-date periods of 2013 and 2012, respectively, primarily associated with the Tim Hortons Advertising and Promotion Fund (Canada) Inc.’s (“Ad Fund”) program to acquire LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Condensed Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Franchised restaurant sales	(in thousands)
Canada (Canadian dollars)	$1,591,829	$1,519,879	$4,571,097	$4,399,236
U.S. (U.S. dollars)	$146,518	$130,910	$429,185	$390,512

Revenues
Sales
Sales for the third quarter of 2013 increased 1.3% over the third quarter of 2012 to $575.8 million and, in the year-to-date period of 2013, increased 0.8% to $1,668.2 million. Systemwide sales growth drove an increase in distribution sales, which was more than offset by a decrease driven by lower commodity costs. Sales also increased due to an increase in the number of consolidated Non-owned restaurants.
Distribution sales. Distribution sales were $473.6 million in the third quarter of 2013, compared to $475.2 million in the third quarter of 2012, decreasing $1.6 million, or 0.3%. The decrease in distribution sales is primarily due to pricing, driven by lower prices for coffee and other commodities and reflective of their lower underlying costs, resulting in an overall decrease of approximately $19.5 million. Partially offsetting the decrease was systemwide sales growth, which increased distribution sales by approximately $16.7 million.
For the year-to-date period of 2013, distribution sales decreased $12.9 million, or 0.9% to $1,373.4 million. Similar to the third quarter of 2013, the decrease in distribution sales is primarily due to pricing, driven by lower prices for coffee and other commodities, resulting in an overall decrease of approximately $53.2 million. Partially offsetting the decrease was systemwide sales growth, which increased distribution sales by approximately $38.9 million.
Our distribution sales continued to be subject to changes related to underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other products. Changes in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in spot market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for a 6-month period of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter.
Company-operated restaurant sales. Company-operated restaurant sales were $6.1 million in the third quarter of 2013, a decrease of $1.8 million compared to the third quarter of 2012. For the year-to-date period of 2013, Company-operated restaurant sales were $18.6 million, a decrease of $1.9 million compared to the year-to-date period of 2012. The decrease in sales in both periods was due to the decrease in the average number of Company-operated restaurants. The following table outlines the average number of Company-operated restaurants in each respective period:

	Third quarter ended		Year-to-date period ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	Average		Average
Company-operated restaurants	19	25	19	22
Variable interest entities’ sales. VIEs’ sales were $96.0 million in the third quarter of 2013, an increase of 12.4% compared to the third quarter of 2012. In the year-to-date period of 2013, VIEs’ sales were $276.3 million, an increase of 11.0% compared to the year-to-date period of 2012. The increase in VIEs’ sales in both periods was primarily driven by the increase in the average number of consolidated Non-owned restaurants.
The following table outlines the number of consolidated Non-owned restaurants in each respective period:

	Third quarter ended		Year-to-date period ended		As at
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	December 30, 2012
	Average		Average
Canada	117	118	117	119	118	131
U.S.	228	198	233	191	227	234
Total	345	316	350	310	345	365

Franchise Revenues
Rents and Royalties. Revenue from rents and royalties was $212.1 million in the third quarter of 2013, as compared to $201.6 million in the third quarter of 2012, increasing $10.6 million, or 5.2%. Rents and royalties growth was driven primarily by sales from the net addition of 197 new full-serve restaurants across all of our markets and same-store sales growth.
In the year-to-date period of 2013, revenue from rents and royalties was $608.9 million, as compared to $580.7 million in the year-to-date period of 2012, increasing $28.1 million, or 4.8%. Similar to the third quarter of 2013, the primary driver of growth was higher systemwide and same-store sales growth, which resulted in an approximate additional $24.7 million, or 4.3%. We also recognized an additional $4.7 million of advertising levies primarily attributed to the Ad Fund’s Expanded Menu Board Program.
Franchise Fees. Franchise fees were $37.5 million in the third quarter of 2013, increasing $5.5 million from the third quarter of 2012. The increase in franchise fees was due to an increase in renovations to existing restaurants and restaurant resales, partially offset by fewer standard and non-standard restaurant openings, in the third quarter of 2013 compared to the third quarter of 2012.
In the year-to-date period of 2013, franchise fees were $79.9 million, increasing $7.4 million from the year-to-date period of 2012. The increase was due to an increase in renovations to existing restaurants, partially offset by fewer standard and non-standard restaurant openings in the year-to-date period of 2013 compared to the year-to-date period of 2012.
Total Costs and Expenses
Cost of Sales
Cost of sales was $501.9 million in the third quarter of 2013, compared to $497.6 million in the third quarter of 2012, an increase of $4.2 million, or 0.9%. For the year-to-date period of 2013, cost of sales was $1,452.3 million as compared to $1,455.4 million in the year-to-date period of 2012, a decrease of $3.1 million, or 0.2%. In both periods, growth in cost of sales is below that of the growth in sales due to lower distribution costs resulting from lower commodity costs. Cost of sales also increased due to an increase in the number of consolidated Non-owned restaurants.
Distribution cost of sales. Distribution cost of sales was $411.3 million in the third quarter of 2013, compared to $414.4 million in the third quarter of 2012, decreasing $3.2 million, or 0.8%. The decrease was driven primarily by pricing, due to lower underlying costs for coffee and other commodities, which decreased distribution costs of sales by approximately $18.9 million, partially offset by systemwide sales growth, which drove an increase of approximately $14.7 million.
For the year-to-date period of 2013, distribution cost of sales was $1,185.9 million, compared to $1,214.6 million in the year-to-date period of 2012, decreasing $28.8 million or 2.4%. Similar to the third quarter of 2013, the decrease was primarily due to pricing, due to lower underlying costs for coffee and other commodities, contributing approximately $64.4 million of the decrease, partially offset by an increase of approximately $34.3 million driven by systemwide sales growth.
Company-operated restaurants’ cost of sales. Cost of sales for our Company-operated restaurants was $6.2 million in the third quarter of 2013, decreasing $1.8 million compared to the third quarter of 2012, and $19.8 million in the year-to-date period of 2013, a decrease of $2.0 million compared to the year-to-date period of 2012. The decrease in cost of sales in both periods was due to the decrease in the average number of Company-operated restaurants.
Variable interest entities’ cost of sales. VIEs’ cost of sales was $84.4 million in the third quarter of 2013, an increase of 12.3% compared to the third quarter of 2012. For the year-to-date period of 2013, VIEs’ cost of sales was $246.6 million, an increase of 12.6% compared to the year-to-date period of 2012. The increase in VIEs’ cost of sales in both periods was primarily driven by the increase in the average number of consolidated Non-owned restaurants.
Operating Expenses
Total operating expenses were $78.3 million in the third quarter of 2013, increasing $5.1 million, or 7.0%, compared to the third quarter of 2012. Property-related depreciation expense increased by $2.2 million, due primarily to an increase of 157 properties that we either own or lease, and then sublease to restaurant owners. Additionally, rent expense increased by $1.9 million year-over-year, primarily due to 138 additional properties that were leased and then subleased to restaurant owners. Operating expenses related to the Ad Fund, consisting primarily of depreciation expense related to the Expanded Menu Board Program, also increased by $0.9 million.
In the year-to-date period of 2013, operating expenses increased $19.6 million, or 9.3%, to $231.0 million compared to the year-to-date period of 2012. Year-over-year, property-related depreciation expense increased by $6.7 million and rent expense increased by $6.2 million, due primarily to additional properties opened. Operating expenses related to the Ad Fund, consisting primarily of depreciation expense related to the Expanded Menu Board Program, increased by $4.2 million. Operating expenses also increased by approximately $2.4 million related to property maintenance year-over-year.
Franchise Fee Costs
Franchise fee costs were $37.9 million in the third quarter of 2013, an increase of $5.8 million compared to the third quarter of 2012. The increase in franchise fee costs was due to an increase in renovations to existing restaurants and restaurant resales, partially offset by lower costs due to fewer standard and non-standard restaurant openings in the third quarter of 2013 compared to the third quarter of 2012.
In the year-to-date period of 2013, franchise fee costs were $83.7 million, an increase of $6.6 million compared to the year-to-date period of 2012. The increase in franchise fee costs was due to an increase in renovations to existing restaurants, partially offset by lower costs related to fewer standard and non-standard restaurant openings, in the year-to-date period of 2013 compared to the year-to-date period of 2012.
General and Administrative Expenses
General and administrative expenses were $38.8 million in the third quarter of 2013, decreasing 5.2% from the third quarter of 2012. The primary driver of the decrease was lower salaries and benefits due to the reorganization, and lower stock-based compensation expenses due to variability in stock-based compensation.
For the year-to-date period of 2013, general and administrative expenses decreased by 5.8%, to $115.5 million, compared to the year-to-date period of 2012. The same factors that led to the decrease in the third quarter of 2013 were also prevalent in the year-to-date period of 2013. Partially offsetting the decrease was the unfavourable timing of certain benefit costs year-over-year.
In general, our objective is for general and administrative expenses growth not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter. We expect general and administrative expenses may increase going forward, as most vacancies resulting from the reorganization have now been filled.
Asset Impairment
As a result of an impairment review of certain underperforming markets in the U.S., the Company recognized a total asset impairment charge of $2.9 million in the third quarter and year-to-date period of 2013 related to non-core and non-priority markets. No asset impairment charges were recognized in the third quarter of 2012, and a closure cost recovery of $0.4 million was recognized in the year-to-date period of 2012.
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
In the third quarter of 2013, we recognized $1.0 million of CEO transition costs comprised primarily of compensation expense, and costs related to an employment agreement and retention agreements with certain senior executives, which are being recognized over the estimated service period. Comparatively, in the third quarter of 2012, we incurred $8.6 million consisting of termination costs, CEO transition costs, and professional fees in connection with the corporate reorganization. In the year-to-date period of 2013, we recognized a total charge of $11.0 million compared to $9.8 million in the year-to-date period of 2012, consisting primarily of termination costs and professional fees. We do not anticipate incurring significant further reorganization expenses in connection with the 2012-2013 reorganization.
Other Income, net
Other income, net, of $0.1 million in the third quarter of 2013 was comparable to the third quarter of 2012. For the year-to-date period of 2013, other income, net, was $1.4 million compared to other income, net of $0.3 million in the comparative period. In the year-to-date period of 2013, we recognized the favourable impact resulting from the settlement of a claim under the separation agreements with Wendy’s International, Inc. (“Wendy’s”) (see Results of Operations – Income Taxes), offset by the loss on the sale of a corporate asset. We also recognized the gain on a corporate property sale, and more favourable foreign exchange in the year-to-date period of 2013 compared to the year-to-date period of 2012.

Interest Expense
Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $9.4 million and $8.5 million in the third quarters of 2013 and 2012, respectively. On a year-to-date basis, interest expense was $27.0 million in 2013 and $25.1 million in 2012. The increase in both periods was primarily due to an increase in the number of capital leases outstanding, and interest on the Ad Fund's debt related to the Expanded Menu Board Program.
In August 2013, the Board approved a $900.0 million increase in debt levels of the Company, intended to be used to repurchase common shares. As a result, we anticipate that our interest expense will increase significantly as the Company increases its debt levels (see Liquidity and Capital Resources for further information).
Income Taxes
The effective income tax rate was 28.3% for the third quarter of 2013, compared to 26.7% for the third quarter of 2012. The effective income tax rate for both year-to-date periods of 2013 and 2012 was 27.3%. The change in the effective tax rate in the third quarter of 2013 compared to the third quarter of 2012 is primarily due to a reduction in liabilities for unrecognized tax benefits which occured in the third quarter of 2012, which did not recur. In addition, an asset impairment charge was recorded during the current quarter on long-lived assets (see Results of Operations – Asset Impairment) with no corresponding tax benefit recognized.
For Canadian federal tax purposes, the 2005 and subsequent taxation years remain open to examination and potential adjustment by the Canada Revenue Agency (“CRA”). The CRA has issued notices of reassessment for the 2005 through 2009 taxation years for transfer pricing adjustments related to our former investment in the Maidstone Bakery joint venture. The proposed adjustments, including tax, penalty and interest, total approximately $60.0 million. We filed a Notice of Objection with the CRA in October 2013. We are required to maintain approximately $38.0 million of the proposed adjustment on deposit with the CRA and other taxation authorities while this matter is under dispute, most of which was deposited in October 2013. The cash deposit requirement will not have a material adverse impact on our liquidity. Although the outcome of this matter cannot be predicted with certainty, the Company intends to contest this matter vigorously, and we believe that we will ultimately prevail based on the merits of our position. At this time, we believe that we have adequately reserved for this matter; however, we will continue to evaluate our reserves as we progress through the appeals and litigation process, if necessary, with the CRA. If the CRA’s position is ultimately sustained as proposed, it may have a material adverse impact on earnings in the period that the matter is ultimately resolved.
A Notice of Appeal to the Tax Court of Canada was filed on July 27, 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. As of the date hereof, the Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction. In addition, the CRA is conducting a general examination of various subsidiaries of the Company for the 2009 taxation year and has commenced examination of the 2010 and 2011 taxation years.
For U.S. federal income tax purposes, the Company remains open to examination commencing with the 2010 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. Except as described previously, the Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.
During the second quarter ended June 30, 2013, the Company and Wendy’s agreed to a settlement of claims for tax attributes under the separation agreements relating to our initial public offering and spin-off from Wendy’s. The settlement was reflected positively in our earnings in other income, but did not have a material impact. As part of the settlement, the Company and Wendy’s agreed to a full and final release of all claims under the separation agreements, provided, however, that any matters arising in connection with outstanding Competent Authority claims remain open.
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

Liquidity and Capital Resources
Overview
Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has for the most part self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, and we expect this trend to continue through the remainder of fiscal 2013. Our $250.0 million and $400.0 million revolving bank facilities (collectively, the “Revolving Bank Facilities”) provide an additional source of liquidity (see Credit Facilities below for additional information).
In the year-to-date period of 2013, we generated $438.2 million of cash from operations, compared to $416.1 million in the year-to-date period of 2012, an increase of $22.0 million (see Comparative Cash Flows below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures, excluding the Expanded Menu Board Program which is a capital expenditure of the Ad Fund, and our expected debt service requirements over the next 12 months. The Company regularly assesses our optimal capital structure and seeks to identify opportunities to generate value for shareholders. In August 2013, the Board approved a $900.0 million increase in debt levels of the Company, intended to be used to repurchase common shares. The accretive benefits to EPS of our planned heightened share repurchases are expected to more than offset any interest currently non-deductible that results from increasing the amount of our debt to fund such repurchases. Under our current structure, increasing our debt levels substantially beyond an additional $900.0 million to repurchase shares could significantly accelerate our obligation to pay Canadian withholding taxes on distributions from our Canadian operating company to our parent corporation, and/or could result in our incurring additional interest expense that may not be deductible for Canadian tax purposes. Addressing these constraints is an important consideration to maintaining our effective tax rate over the longer term.
As part of the Company's recapitalization plan, we are targeting a total of $1 billion in share repurchases over the 12-month period from August 2013 to August 2014, subject to market conditions, the negotiation and execution of agreements, and regulatory approvals. The expanded share repurchase program commenced in September 2013. In October 2013, the Company entered into a $400.0 million revolving bank facility (see Credit Facilities below for additional information), to provide interim financing as the Company finalizes alternatives for the increase in our debt levels, which can be used for general corporate purposes and to fund that expanded share repurchase program. Barring unforeseen market conditions and subject to the negotiation and execution of agreements, the Company anticipates obtaining longer-term financing for a portion of the $900.0 million increase in the fourth quarter of 2013.
In anticipation of the Board’s approval of this longer-term financing, we entered into interest rate forwards as cash flow hedges to limit a significant portion of the interest rate volatility during the period prior to the closing of the longer-term financing. The interest rate forwards are intended to protect the Company from volatility in the Government of Canada interest rate by fixing the rate at the time the forwards were entered into for the expected term of the longer-term financing. The credit spread risk cannot be hedged and is, therefore, subject to volatility. If the anticipated longer-term financing does not occur as planned, the fair value of the interest rate forwards must be included in the determination of net income rather than other comprehensive income at that time.
If additional funds are needed for strategic initiatives or other corporate purposes beyond those currently available and those that are planned, we believe that, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facilities (see Credit Facilities below for additional information). Our Senior Unsecured Notes, 4.2% coupon, Series 1, due June 1, 2017 (“Senior Notes”) are not subject to any financial covenants; however, the Senior Notes contain certain other covenants, which are described below. The Company believes that our debt will remain investment grade after the increase of $900.0 million, and our objective is to maintain investment grade status in the future. Any additional borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.
When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at September 29, 2013, we had approximately $482.6 million in long-term debt and capital leases (excluding current portion) on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program.

Common Shares
On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as defined under the Toronto Stock Exchange (“TSX”) rules as of February 14, 2013, or $250.0 million in the aggregate. The 2013 Program received regulatory approval from the TSX. On August 8, 2013, the 2013 Program was amended to remove the former maximum dollar cap of $250.0 million. Our common shares may be purchased under the 2013 Program through a combination of a 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases may be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2013 Program began on February 26, 2013 and will expire on February 25, 2014, or earlier if the 10.0% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be canceled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program. During the year-to-date period of 2013, we repurchased 4,282,431 of our common shares at a cost of $242.2 million as part of the 2013 Program.
Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 149,122,408 common shares outstanding as at September 29, 2013. As at that date, we had outstanding stock options with tandem stock appreciation rights held by current and former officers and employees to acquire 1,266,373 of our common shares pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 646,674 were exercisable.
Dividends
In February 2013, our Board of Directors approved an increase in the targeted dividend payout range to 35% to 40% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain items, such as gains on divestitures, tax impacts and asset impairments that affect our annual net income attributable to Tim Hortons Inc. Also in February 2013, our Board of Directors approved an increase of 23.8% in the quarterly dividend to $0.26 per common share. The Board declared, and we paid, our March, June, and August 2013 dividend at this new rate. On November 6, 2013, our Board of Directors declared a $0.26 per share quarterly dividend, payable on December 10, 2013 to shareholders of record at the close of business on November 25, 2013. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at the time of conversion by Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors.
Credit Facilities
On December 13, 2010, we entered into an unsecured senior revolving facility credit agreement (the “2010 Revolving Bank Facility”), which will mature on January 26, 2017. We may use the borrowings under the 2010 Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives. The 2010 Revolving Bank Facility is for $250.0 million (which includes a $25.0 million overdraft availability and a $25.0 million letter of credit facility). As at September 29, 2013, we had utilized $4.6 million of the 2010 Revolving Bank Facility to support standby letters of credit.
On October 4, 2013, we entered into an additional, 364-day Revolving Bank Facility (the “2013 Revolving Bank Facility”), which will mature on October 3, 2014. The 2013 Revolving Bank Facility provides for up to $400.0 million in revolving credit available at the request of the Company. The Company has the right to request an increase in the commitments by an aggregate of up to $400.0 million, provided that no default has occurred and is continuing, and further provided that such amount shall be permanently reduced by an amount equal to 100% of the net cash proceeds raised from any debt issuance by the Company, up to a maximum of $400.0 million. No lender shall be required to increase any of its own lending commitment under the increased commitment facility without consenting to such increase. The 2013 Revolving Bank Facility is available for general corporate purposes, including the purchase by the Company of its common shares under any normal course or substantial issuer bid, by private agreement, or otherwise, or other cash distribution to shareholders, in each case made in compliance with applicable securities laws and the requirements of the TSX. The 2013 Revolving Bank Facility contains various representations, warranties and covenants, which are substantially similar to those set forth in the 2010 Revolving Bank

Facility. We expect that the 2010 Revolving Bank Facility will remain outstanding during and after the interim financing funded by the 2013 Revolving Bank Facility.
Each of the Revolving Bank Facilities provides variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. These facilities do not carry market disruption clauses. The Revolving Bank Facilities contain substantially similar covenants which, among other things, require the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at September 29, 2013.
Ad Fund
As at September 29, 2013, the Ad Fund had a seven-year Term Loan (“Term Loan”) of $50.4 million with a Canadian financial institution related to the Expanded Menu Board Program. The Term Loan matures in November 2019 and will be repaid in equal quarterly installments. It bears interest based on a Banker’s Acceptance Fee plus an applicable margin, payable quarterly in arrears. In February 2013, the Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on the Term Loan. Prepayment of the Term Loan is permitted without penalty at any time in whole or in part. In October 2013, the Ad Fund prepaid $19.0 million of this Term Loan and entered into an agreement with a Company subsidiary for a term loan for the same amount, which is funded by the Restricted cash and cash equivalents related to our Tim Card program (“Tim Card Loan”). The Tim Card Loan has similar repayment terms to the Term Loan, but is non-interest bearing as all interest earned on the Restricted cash and cash equivalents is contributed back to the Ad Fund per internal agreement. The Term Loan and the Tim Card Loan will be serviced by the Ad Fund, and not from cash from our operations.
The Ad Fund previously had a revolving credit facility bearing interest based on a Banker’s Acceptance Fee, plus an applicable margin, which was undrawn as at September 29, 2013. In October 2013, the Ad Fund cancelled this revolving credit facility and entered into an agreement with a Company subsidiary for a revolving credit facility, which is also funded by the Restricted cash and cash equivalents related to our Tim Card Program (“Tim Card Revolving Credit Facility”). Similar to the Tim Card Loan, the Tim Card Revolving Credit Facility is non-interest bearing. There are no financial covenants associated with the Term Loan, the Tim Card Loan, or the Tim Card Revolving Credit Facility. Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental condition of the Ad Fund.
Comparative Cash Flows
Operating Activities. Net cash provided from operating activities in the year-to-date period of 2013 was $438.2 million compared to $416.1 million in the year-to-date period of 2012, an increase of $22.0 million. The increase was due to higher earnings in the year-to-date period of 2013 compared to the year-to-date period of 2012, partially offset by a net decrease in working capital accounts primarily driven by increased inventory balances.
Investing Activities. Net cash used in investing activities was $135.6 million in the year-to-date period of 2013 compared to $166.8 million in the year-to-date period of 2012, a decrease of $31.2 million. The decrease year-over-year is primarily due to decreased capital expenditures relating to our Expanded Menu Board Program, partially offset by increased capital expenditures for new and existing restaurants. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures is as follows:

	Year-to-date period ended
	September 29, 2013	September 30, 2012
	(in millions)
Capital expenditures(1)
New restaurants	$59.7	$64.1
Existing restaurants(2)	59.3	33.0
Other capital expenditures	13.8	15.7
Total capital expenditures, excluding Ad Fund	$132.7	$112.8
Ad Fund(3)	9.6	46.2
Total capital expenditures, including Ad Fund	$142.3	$159.0
________________

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.

(2)	Related primarily to renovations and restaurant replacements.

(3)	Related to the Expanded Menu Board Program, which is being funded by the Ad Fund.

Capital expenditures for new restaurants in Canada and the U.S. were as follows:

	Year-to-date period ended
	September 29, 2013	September 30, 2012
	(in millions)
Canada	$33.6	$36.2
U.S.	26.1	27.9
Total	$59.7	$64.1
Financing Activities. Financing activities used cash of $379.3 million in the year-to-date period of 2013 compared to $239.2 million in the year-to-date period of 2012, an increase of $140.1 million. The primary driver of the increased use of cash was an additional $90.0 million returned to shareholders in the form of common share repurchases and dividends paid in the year-to-date period of 2013 compared to the year-to-date period of 2012. In addition, we received borrowings related to the Expanded Menu Board Program in the year-to-date period of 2012.
Off-Balance Sheet Arrangements
We do not have “off-balance sheet” arrangements as at September 29, 2013 or December 30, 2012 as that term is described by the SEC.
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
Market Risk
Our exposure to various foreign exchange, commodity, interest rate, and inflationary risks remains substantially the same as reported in our 2012 Form 10-K for the year ended December 30, 2012. Barring unforeseen market conditions and subject to the negotiation and execution of agreements, the Company expects to have longer-term financing in place for a portion of the $900.0 million increase by the end of 2013, the proceeds of which may be used for general corporate purposes, including the purchase by the Company of its common shares. If completed, it is expected that this transaction would expose us to interest rate volatility related to the Government of Canada benchmark yield. We entered into interest rate forwards as a cash flow hedge to limit a significant portion of this exposure for the expected term of the longer-term financing (see Liquidity and Capital Resources for further information).
SAFE HARBOR STATEMENT
Certain information contained in our Report on Form 10-Q for the third quarter ended September 29, 2013 (“Report”), including information regarding future financial performance and plans, expectations, and objectives of management constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements in the Report include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our strategic goals and our priorities, and the economic and business outlook for us, for each of our business segments and for the economy generally. The forward-looking statements contained in our Report are based on currently-available information and are subject to various risks and uncertainties, including, but not limited to, risks described in our Report on Form 10-K filed on February 21, 2013 (the “2012 Form 10-K”) with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators, and the risks and uncertainties discussed in the Report, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: the absence of an adverse event or condition that damages our strong brand position and reputation; the absence of a material increase in competition within the quick service restaurant segment of the food service industry; ability to obtain financing on favourable terms; ability to maintain investment grade credit ratings; prospects and execution risks concerning the U.S. market strategy; cost and availability of commodities; continuing positive working relationships with the majority of the Company’s restaurant owners; the absence of any material adverse effects arising as a result of litigation; there being no significant change in the Company’s ability to comply with current or future regulatory requirements; and general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for other purposes.
Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in our Report (including our long-form Safe Harbor statement contained in Exhibit 99 thereto), and our 2012 Form 10-K, and are further cautioned not to place undue reliance on the forward-looking statements contained in our Report, which speak only as to management’s expectations as of the date of the Report. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement, and if significant, could materially affect the Company’s business, sales, revenues, stock price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales, which are critical to achieving our operating income and other financial targets, (iii) fail to meet the expectations of our securities analysts or investors, or otherwise fail to perform as expected, (iv) experience a decline and/or increased volatility in the market price of its stock, (v) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (vi) increase costs, corporately or at restaurant-level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased guest demand for our products resulting in lower sales, revenues, and earnings. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.
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

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On June 12, 2008, a proposed class action was issued against the Company and certain of its affiliates in the Ontario Superior Court by two of its franchisees, alleging, among other things, that the Company’s Always Fresh baking system and lunch offerings led to lower franchisee profitability. The claim, as amended, asserted damages of approximately $1.95 billion on behalf of certain Canadian restaurant owners. The action was dismissed in its entirety by summary judgment on February 24, 2012 and all avenues of appeal were exhausted in the second quarter of 2013.
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
In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design. We completed the process of realigning roles and responsibilities under that new structure at the end of the first quarter of 2013. As a result of the Corporate reorganization, there has been a slight net reduction in the size of our employee base due to the departure of certain employees. Any lack of required resources for a prolonged period of time could negatively impact our operations and ability to execute our strategic initiatives; harm our ability to retain and motivate employees; and negatively impact our ability to attract new employees.

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
If the supply of commodities, including coffee, fail to meet demand, our restaurant owners may experience reduced sales which, in turn, would reduce our rents and royalty revenues as well as distribution sales. Such a reduction in our rents and royalty revenues and distribution sales may adversely impact our business and financial results.
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
The implementation of our international strategic plan may require considerable or dedicated management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Expansion into new international markets carries risks similar to those risks described above relative to expansion into new markets in the U.S.; however, some or all of these factors, including food safety; brand protection and intellectual property protection; and difficulty in staffing, developing and managing operations; supply chain logistics, including consistency of product quality and service; may be more pronounced in markets outside Canada and the U.S. due to cultural, political, legal, economic, regulatory and other conditions and differences. As such, our international business operations are subject to additional legal, accounting, tax and regulatory risks associated with doing business internationally, including: tariffs, quotas, other trade protection measures; import or export regulations and licensing requirements; foreign exchange controls; restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions; difficulties in enforcement of contractual obligations governed by non-Canadian or non-U.S. law due to differing interpretation of rights and obligations in connection with international franchise or licensing agreements; difficulties collecting royalties from international restaurant owners; compliance with multiple and potentially conflicting laws; new and potentially untested laws and judicial systems; reduced or diminished protection of intellectual property; and our compliance with, and our business partners’ compliance with, anti-corruption laws.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
Monthly Period #7 (July 1, 2013 – August 4, 2013)	331,176	58.37	331,176	12,820,900
Monthly Period #8 (August 5, 2013 – September 1, 2013)	280,800	59.46	280,800	12,540,100
Monthly Period #9 (September 2, 2013 – September 29, 2013)	1,583,000	58.37	1,583,000	10,957,100
Total	2,194,976	58.51	2,194,976	10,957,100
________________

(1)	Based on settlement date.

(2)	Inclusive of commissions paid to the broker to repurchase the common shares.

(3)
On February 21, 2013, we announced we obtained regulatory approval from the TSX to commence a new share repurchase program (“2013 Program”), not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TSX rules, or $250.0 million in the aggregate. On August 8, 2013, the Company obtained regulatory approval to amend the 2013 Program to remove the former maximum dollar cap of $250.0 million. The 2013 Program began on February 26, 2013 and will expire on February 25, 2014, or earlier if the 10.0% share maximum is reached. Common shares purchased pursuant to the 2013 Program will be cancelled. The 2013 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2013 Program.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION
Automatic Share Disposition Program
During the third quarter of 2013, William A. Moir, the Chief Brand and Marketing Officer of the Company, adopted an automatic securities disposition plan (the “Plan”). Pursuant to the Plan, commencing on the third business day after the release of the Corporation’s earnings release for the third quarter of 2013, a brokerage firm will be authorized to exercise a certain number of vested stock appreciation rights (“SARs”) held by Mr. Moir based on pre-established trading instructions. The Plan expires on August 29, 2014, but may terminate sooner in accordance with its terms. The maximum number of SARs that can be exercised over the duration of the Plan is 20,189. The Plan is intended to assist Mr. Moir with diversifying his personal investment holdings.
ITEM 6.    EXHIBITS

(a)	Index to Exhibits on page 48.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date:	November 7, 2013	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit	Description	Where found

*10(a)	Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira	Filed herewith.

*10(b)	Restricted Stock Unit Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

* Denotes management contract or compensatory arrangement.
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”