Form 10-K
period 2013-12-29
Tim Hortons Inc.
filed 2014-02-25
CIK 1345111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________________________________
 FORM 10-K
  _________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 29, 2013

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32843
 _________________________________________________________________________
 TIM HORTONS INC.
(Exact name of Registrant as specified in its charter)
 __________________________________________________________________________

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
The aggregate market value of the common shares held by non-affiliates of the Registrant computed by reference to the price at which such shares were last sold, as of June 28, 2013, was Cdn.$8,587,689,502 (US$8,172,497,059).
Number of common shares outstanding as of February 21, 2014: 138,165,308
DOCUMENTS INCORPORATED BY REFERENCE: N/A
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information contained in this Form 10-K, including information regarding future financial performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. A forward-looking statement is not a guarantee of the occurrence of future events or circumstances, and such future events or circumstances may not occur. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “target,” “aspiration,” “outlook,” “forecast” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could” or “may.” Examples of forward-looking statements that may be contained in our public disclosure from time-to-time include, but are not limited to, statements concerning management’s expectations relating to possible or assumed future results, our goals and aspirations, our strategic priorities, and the economic and business outlook for us, for each of our business segments, and for the economy generally. The forward-looking statements contained in this Form 10-K are based on currently available information and are subject to various risks and uncertainties, including, but not limited to, the risks and uncertainties discussed in Item 1A. Risk Factors as well as in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, that could materially and adversely impact our business, financial condition and results of operations (i.e., the “risk factors”). Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. Forward-looking statements are based on a number of assumptions which may prove to be incorrect, including, but not limited to, assumptions about: (i) prospects and execution risks concerning our growth strategy; (ii) the absence of an adverse event or condition that damages our strong brand position and reputation; (iii) the absence of a significant increase in competition or in volume or type of competitive activity within the quick service restaurant segment of the food service industry; (iv) the cost and availability of commodities; (v) the absence of an adverse event or condition that disrupts our distribution operations or impacts our supply chain; (vi) a continuing positive working relationship with the majority of our restaurant owners; (vii) the absence of any material adverse effects arising as a result of litigation; (viii) no significant changes in our ability to comply with current or future regulatory requirements; (ix) our ability to retain our senior management team and attract and retain qualified personnel; (x) our ability to maintain investment grade credit ratings; (xi) our ability to obtain financing on favorable terms; and (xii) general worldwide economic conditions. We are presenting this information for the purpose of informing you of management’s current expectations regarding these matters, and this information may not be appropriate for any other purpose.

Many of the factors that could determine our future performance are beyond our ability to control or predict. Investors should carefully consider our risk factors and the other information set forth in this Form 10-K and are further cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K, which speak only as of the date of this Form 10-K. The events and uncertainties outlined in the risk factors, as well as other events and uncertainties not set forth below, could cause our actual results to differ materially from the expectation(s) included in the forward-looking statement and, if significant, could materially affect the Company’s business, revenue, share price, financial condition, and/or future results, including, but not limited to, causing the Company to: (i) close restaurants, (ii) fail to realize our same-store sales growth targets, which are critical to achieving our financial targets, (iii) fail to meet the expectations of securities analysts or investors, or otherwise fail to perform as expected, (iv) experience a decline and/or increased volatility in the market price of our stock, (v) have insufficient cash to engage in or fund expansion activities, dividends, or share repurchase programs, or (vi) increase costs, corporately or at restaurant level, which may result in increased restaurant-level pricing, which, in turn, may result in decreased guest demand for our products resulting in lower sales, revenue, and earnings. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, financial condition, and/or operating results. We assume no obligation to update or alter any forward-looking statements after they are made, whether as a result of new information, future events, or otherwise, except as required by applicable law.
Throughout this Form 10-K, the words “include,” “including” or words of similar effect mean “include, without limitation” or “including, without limitation,” as applicable.

TIM HORTONS INC.
2013 FORM 10-K ANNUAL REPORT

The noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, were:

(US$)	At End of Fiscal Year	Year Average	High	Low
January 3, 2010	0.9559	0.8834	0.9719	0.7695
January 2, 2011	0.9991	0.9663	1.0040	0.9280
January 1, 2012	0.9835	1.0151	1.0584	0.9480
December 30, 2012	1.0049	1.0008	1.0299	0.9600
December 29, 2013	0.9348	0.9668	1.0164	0.9348
On February 21, 2014, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.8986 for Cdn.$1.00.

PART I
Item 1.    Business
The Company
We are one of the largest publicly-traded quick service restaurant chains in North America based on market capitalization and the largest in Canada based on systemwide sales and number of locations. We appeal to a broad range of consumer tastes, with a menu that includes our premium blend coffee, espresso-based hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), iced cappuccinos, specialty and steeped teas, cold beverages, fruit smoothies, home-style soups, chili, grilled Panini and classic sandwiches, wraps, yogurt and berries, oatmeal, breakfast sandwiches and wraps, and fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies, croissants, Danishes, pastries and more.
The first Tim Hortons® restaurant was opened in 1964 by Tim Horton, a National Hockey League All-Star defenseman. In 1967, Tim Horton and Ron Joyce, then the operator of three Tim Hortons restaurants, became partners and together they opened 37 restaurants over the next seven years until Mr. Horton’s death in 1974. Mr. Joyce became the sole owner in 1975. In the early 1990s, Tim Hortons and Wendy’s®, now owned by The Wendy’s Company (“Wendy’s”), entered into a partnership to develop real estate and combination restaurant sites with Wendy’s and Tim Hortons restaurants under the same roof. In 1995, Wendy’s purchased Mr. Joyce’s interest in the Tim Hortons system and incorporated the company known as Tim Hortons Inc., a Delaware corporation (“THI USA”), as a wholly-owned subsidiary. In 2006, we became a standalone public company pursuant to an initial public offering and a subsequent spin-off of our common stock to Wendy’s stockholders through a stock dividend in September 2006.
In September 2009, THI USA was reorganized such that Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act (the “Company”), became the publicly held parent company of the group of companies previously controlled by THI USA, and each outstanding share of THI USA’s common stock automatically converted into one common share of the Canadian public company. The issuance of the Company’s common shares (and the associated share purchase rights) was registered under the Securities Act of 1933, as amended (the “Securities Act”) and, like the common stock of THI USA previously, the Company’s common shares are traded on both the Toronto Stock Exchange and the New York Stock Exchange under the symbol “THI.” Accordingly, references to “we,” “our,” “us” or the “Company” refer to THI USA and its subsidiaries for periods on or before September 27, 2009 and to Tim Hortons Inc., a corporation incorporated under the Canada Business Corporations Act, and its subsidiaries, for periods on or after September 28, 2009, unless specifically noted otherwise.
Our primary business model is to identify potential restaurant locations, develop suitable sites, and make these new restaurants available to approved restaurant owners. Selectively, where it may complement our growth strategies, we will also seek to enter into strategic relationships with restaurant owners that will complement our development with their own capital deployment, site selection, and development. These relationships permit the development of our restaurants without our own capital being deployed, as the restaurant owner controls the real estate.
As at December 29, 2013, restaurant owners operated substantially all of our systemwide restaurants. We directly own and operate (without restaurant owners) only a small number of company restaurants in Canada and the U.S. We also have significant supply chain operations, including procurement, warehousing and distribution, to supply paper and dry goods to a substantial majority of our Canadian restaurants, and procure and supply frozen baked goods and some refrigerated products to most of our Ontario and Quebec restaurants. In the U.S., we supply similar products to system restaurants through third-party distributors. Our operations also include coffee roasting plants in Rochester, New York, and Hamilton, Ontario, and a fondant and fills manufacturing facility in Oakville, Ontario. See Operations—Manufacturing below. These vertically integrated manufacturing, warehouse, and distribution capabilities benefit our restaurant owners and are important elements of our business model which allow us to improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products; provide economies of scale and labour efficiencies; and generate additional sources of income and financial returns.
Our business model results in several distinct sources of revenues and corresponding income, consisting of distribution sales, franchise rent and royalties revenues, manufacturing income, and, to a much lesser extent, equity income, and sales from Company-operated restaurants. Franchise royalties are based on a percentage of gross restaurant sales. Rental revenues result from our controlling interest (i.e., lease or ownership) in the real estate for a substantial majority of full-serve system restaurants in Canada and the U.S., generating base rent and percentage rent in Canada, and percentage rent only in the U.S. Percentage rent arrangements result in higher rental income as same-store sales increase. Historically, as we have opened new restaurants and made them available to restaurant owners, our operating income base has expanded. In addition, our product distribution and warehouse operations have generated consistent positive operating income.

Our segments, for financial reporting purposes, are the Canadian and U.S. business units, and Corporate services. Financial information about these segments is set forth in Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis and Item 8. Financial Statements—Note 21 Segment Reporting in this Annual Report on Form 10-K (“Annual Report”). In addition, reference should be made to the Consolidated Financial Statements and Supplementary Data in Item 8 of this Annual Report for further information regarding revenues, segment operating profit and loss, total assets attributable to our segments, and for financial information attributable to certain geographic areas.
All dollar amounts referenced in this Annual Report are in Canadian dollars, unless otherwise expressly stated.

Strategic Overview
The Company operates in the highly competitive quick service restaurant (“QSR”) segment of the foodservice industry. Persistently weak economic conditions in North America for the past several years have resulted in fragile consumer confidence, relatively high levels of unemployment in many regions and changed discretionary spending patterns. While there has been some modest economic recovery, particularly in the U.S. recently, the pace and nature of the recovery has been gradual and inconsistent. The economic situation has created a low-growth environment for many consumer and restaurant companies, and has resulted in high levels of competitive intensity. Furthermore, many restaurant and foodservice companies are targeting the breakfast daypart and coffee categories, which are traditional strengths for the Company.
Against this backdrop, restaurant companies must also adapt to important macro trends impacting the industry. These trends include:

•	the evolution of consumer tastes and preferences, including new flavours and an increasing desire for balanced menu options to address interest in health, wellness and nutrition;

•	a continued shift in demographics, including an aging population, increasing ethnic diversity and the increasing importance of ‘Millennials’ as a consumer segment; and

•	the emergence of technology and data to drive both marketing and menu insights and to respond to increasingly inter-connected consumers, as key potential sales drivers.
Tim Hortons has a new strategic plan, “Winning in the New Era,” that charts a course designed to position the Company to compete effectively and win in the continuously changing restaurant sector landscape and to build sustainable, long-term growth.
Our overarching brand promise is to delight every consumer who comes into contact with our brand by providing superior quality products and services, and the ultimate guest experience. We are focused on value creation by delivering sustainable growth, operating profit improvement and responsible use of capital, thereby contributing to the success of our restaurant owners, shareholders, employees and other stakeholders.
Our strategic plan also includes a focus on driving new levels of productivity and efficiency across our business. By actively managing costs, including general and administrative costs, and other key efficiency efforts, we expect to leverage the scale that comes from continued growth investments to drive innovation and top-line growth. Our focus also includes ongoing work to optimize our supply chain while maintaining excellent service levels to our restaurant network.
Each of our geographic markets plays a different and important role in our strategic plan. We have defined a set of strategic pillars and initiatives within each business unit that are designed to deliver on our shareholder value creation goals.
Canada: Lead, Defend and Grow
In Canada, we enjoy unparalleled market leadership, consumer reach and loyalty. Today, 15% of Canadians over the age of 15 visit Tim Hortons at least once a day, and we command approximately 42% of traffic in the QSR sector.
However, the QSR sector in Canada is evolving and industry growth has slowed over the past decade. Following several years of significant growth, the brewed coffee market has seen many new market entrants, who are also targeting the breakfast daypart, even as sector brewed coffee growth has flattened. Despite this environment, we believe that our enviable guest loyalty, strong restaurant base and differentiated brand position, coupled with initiatives planned in our strategic plan, will present significant opportunities and untapped potential to grow our Canadian business over the next five years.
We plan to defend our core business by delivering on the ultimate guest experience more consistently. This includes reducing wait times, improving order accuracy and working to improve consistency in operations standards for fast, friendly service and cleanliness. We intend to better leverage technology, and we are striving to make our restaurants inviting and comfortable. We are driving innovation to new levels, looking to deliver differentiated innovation in products and services using guest insights to sense and build our understanding of evolving needs and expectations. We also plan to extend our category leadership in the key coffee category, as well as in key snacking and food offerings that appeal to various dayparts and occasions.
Our roadmap includes a concerted effort to narrow the average cheque gap with sector averages, while protecting our core value brand positioning. We believe we have opportunities to increase items per order by focusing on combination product offers, and evaluating size and premium options.
Over the next five years, we also plan to evaluate and pursue opportunities in QSR consumer demand spaces in which we already enjoy significant marketshare, and target those that we believe offer compelling growth opportunities. Proprietary research identifies several consumer needs and occasions which the Company fulfills very well, and others which represent significant potential sales opportunities. In the context of the full breadth of consumer needs and occasions in the QSR segment, we believe there are substantial and varied opportunities to leverage our brand, our connection with our guests, our restaurant assets and our franchising capabilities.
In Canada, continued restaurant development also plays a significant role in our strategic plan. We believe there is opportunity to develop at least 4,100 restaurants in Canada, and we are targeting approximately 500 net additional locations by the end of 2018. Beyond these targeted sites, we also believe there is an opportunity to extend our brand reach through new formats and sizes that target under-represented captive audiences such as office, sporting venue, healthcare and educational settings. We also believe there are additional opportunities for smaller ‘captive audience’ sites to add to our brand presence.
Brand and channel extensions represent another area of growth in our Canadian business, and we will seek select opportunities, working together with our restaurant owners, to go beyond our restaurant footprint to create additional value for the Company and our restaurant owners.
U.S.: Must-Win Battle
As the largest foodservice market in the world, and one that is still growing, we are committed to the U.S. Our proprietary research demonstrates we have made significant inroads and progress in building consumer brand awareness and convenience in our core and priority markets, and that we have a significant opportunity to build product trial and strength beyond our breakfast daypart in these markets.
For existing restaurants, our focus is on driving average unit volumes to improve returns. For new assets, we are focused on optimizing our business model to generate increased profit and growth, concentrated in our priority markets, through a less capital intense model.
By focusing on core and priority markets, we are concentrating our resources, investments and capabilities for maximum benefit. Growing the core business underpins our strategy in the U.S. for the next five years. We plan to deliver new and exciting beverages, snacks and meal items, and compelling combos, to grow order size and make us more relevant to a broader number of U.S. consumers. We plan to leverage technology, marketing and promotional initiatives to appeal to consumer needs, different dayparts and occasions, all designed to drive sales and traffic. Our view, similar to the Canadian market, is that we have opportunities to grow average cheque while delivering value to consumers.
Winning in the New Era charts a course for our U.S. segment that will result in us expanding the number of consumer needs and eating occasions that we target. While we enjoy strong traffic at the breakfast daypart, we believe we have significant opportunities in our priority markets to further increase loyalty during this key daypart. In addition, our plan has a strong focus on converting guests beyond the breakfast daypart into other dayparts such as snacking and lunch.
Development in our U.S. business will be targeted in a relatively small number of core and priority markets to drive further improvements in convenience and brand awareness and penetration. By targeting our investment in priority markets, and focusing on increasing average unit volumes, we expect to increase return and profitability, while continuing to develop the brand’s relevance and success in the U.S. We expect to open approximately 300 restaurants in the U.S. during the strategic plan period.
Our development plans will be complemented by brand and channel extensions to drive brand awareness. We will also, as a complementary focus, continue to selectively pursue traditional franchising alternatives, through means such as Area Development Agreements and Master Licensing Agreements, when and where we believe this activity will complement our strategy and enhance our brand success in the U.S

We expect this multi-layered, disciplined approach to developing our U.S. business will result in substantial growth in U.S. operating income of up to $50.0 million by 2018, which will in turn result in the U.S. business becoming a more meaningful contributor to our profitability over the strategic plan period.
International: Grow, Learn, Expand
We are adopting a pragmatic and disciplined approach to continued international growth. We have established a brand presence across the Gulf Cooperation Council (“GCC”), with 38 restaurant locations. Our strategic plan outlines continued growth and development internationally, following further learning and expansion in the GCC, where we have a roadmap to approximately 220 locations.
While we are pleased with our success outside of North America, our strategic plan focuses most of our resources and management attention on our core markets of Canada and the U.S. Our strategic plan also outlines our intent to prioritize markets and develop due diligence to position us to enter new international markets in 2015.

Operations
Restaurant formats. Tim Hortons restaurants operate in a variety of formats. Our standard restaurant locations typically range from 1,000 to 3,080 square feet.
Our non-standard restaurant locations include small, full-service restaurants; self-serve kiosks, typically with a limited product offering, in offices, hospitals, colleges, airports, grocery stores, gas and other convenience locations; and full-serve locations in sports arenas and stadiums that operate only during on-site events. Our self-serve kiosks typically generate much smaller average unit volumes compared to non-standard, full-serve restaurants in their respective markets that have staff, larger locations, and more expansive beverage and food product offerings. Average unit volumes at self-serve kiosks are highly variable, depending upon the location and size of the site, product offerings, and hours of operation. Self-serve kiosks currently contribute nominal amounts to our financial results, but complement our core growth strategy by increasing guest convenience and frequency of visits and allowing for additional market penetration of our brand, including in areas where we may not be as well known or where an alternative model for unit growth and development is appropriate. Additionally, in Canada, we have used self-serve kiosks where existing full-service locations are at full capacity.
See also Cold Stone Creamery and Combination restaurants, an ongoing relationship with Wendy’s below.
Restaurant development. The development process for each standard restaurant location that we develop typically takes 12 to 18 months. Development of non-standard restaurants and self-serve kiosks usually requires much less time. We oversee and direct all aspects of restaurant development for system restaurants that we develop, including an initial review of a location’s demographics, site access, visibility, traffic counts, mix of residential/retail/commercial surroundings, competitive activity, and proposed rental/ownership structure. As part of this process, we also consider the performance of nearby Tim Hortons locations, projections of the selected location’s ability to meet financial return targets, restaurant owner identification, physical land development, and restaurant design and construction costs. The design and construction of our recognizable standard, standalone restaurants vary to fit local architecture and municipal requirements and to cater to the local market and neighbourhoods. For U.S. restaurants developed by our restaurant owners with their own capital, we review criteria similar to that detailed above, and we retain approval rights over site selection and restaurant design and construction.

In Canada, we typically retain a controlling interest in the real estate for full-service system restaurants that we develop by either owning the land and building, leasing the land and owning the building, or leasing both the land and building, although, increasingly, restaurant owners are also investing their own capital to develop restaurants. In the U.S., we expect that our restaurant owners will develop more than half of the restaurants to be opened in 2014.
In Canada, we believe we have opportunity for development of at least 4,100 locations. In fiscal 2013, we continued active development of both standard and non-standard restaurants in Canadian growth markets by focusing development primarily in Western Canada, Ontario, Quebec and major urban markets. Our restaurant designs have continued to evolve over time, responding to guest needs, both pertaining to new restaurants we open and restaurants that we renovate. During the past year, we have increased the number of restaurants we are renovating, and enhanced the restaurant designs more significantly, with new features, including softer lighting, more contemporary fixtures and designs, and new exterior facades. We have continued to evolve and evaluate flexible new restaurant designs to respond to consumer trends and interests including designs tailored to urban and rural markets. We have also focused our renovations on increasing capacity at existing Canadian restaurants through design efficiencies and implementation of a combination of drive-thru activities, including order station relocations, single-lane/double-order stations and, in certain locations, double-lane/double-order drive-thrus. In addition, we continued to evolve our in-restaurant guest experience and, in certain locations, our queuing systems.

During fiscal 2013, we continued to focus on accelerating the time it takes to create critical mass for convenience and advertising scale in our most developed U.S. markets, primarily through deployment of the substantial majority of our U.S. restaurant development capital into core growth markets to increase awareness of the brand. Further, we continued to complement our U.S. standard format restaurant development activity with non-standard formats and locations through strategic partnerships and relationships. We also continued to seek other marketing means, such as community involvement, sponsorships, event site product agreements and other forms of communication, to supplement traditional advertising to reinforce our brand position with guests and to broaden our brand awareness as a Cafe & Bake Shop destination.
As at December 29, 2013, the number of Tim Hortons restaurants across Canada, both standard and non-standard locations, which for this purpose includes self-serve kiosks, totaled 3,588. Standard restaurants constitute approximately 71.1% of this total. Also as at December 29, 2013, our restaurant owners (See Franchise and Other Arrangements—Other arrangements below for a description of “operators”) operated substantially all of our Canadian restaurants. In the U.S., as at December 29, 2013, we had a strong regional presence with 859 restaurants, including self-serve kiosks, in 15 states, concentrated in the Northeast in New York and Maine, and in the Midwest in Michigan, Ohio and Pennsylvania, with standard full-serve restaurants representing approximately 58.3% of all U.S. restaurants. We own, rather than lease, the land underlying a higher percentage of our standard system restaurants in the U.S. than in Canada. As at December 29, 2013, restaurant owners operated substantially all of our restaurants in the U.S. See Item 2. Properties for a description of the number and type of restaurants by province/territory in Canada, and by state in the U.S., owned or operated by our restaurant owners and owned by the Company.
Our international development model minimizes our capital requirements, while still allowing us to pursue identified growth opportunities. In 2011, we granted a master license to Apparel FZCO (“Apparel”) in the GCC States of the United Arab Emirates, Qatar, Bahrain, Kuwait and Oman, which is primarily a royalty-based model that includes franchise fees upon the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital investment and real estate development required to open new restaurants, along with operations and marketing. As at December 29, 2013, Apparel operated a total of 38 locations in the United Arab Emirates, Qatar, Kuwait and Oman and is expected to develop up to 120 multi-format restaurants through 2015. In addition, in fiscal 2013, the Company signed an area development agreement with Apparel to develop 100 multi-format restaurants in Saudi Arabia over the next five years. Development in Saudi Arabia will be managed by Apparel and will focus on major urban markets, with opportunity for development beyond the initial 100 targeted locations.
At the end of 2013, there were also 196 Tim Hortons kiosks in the Republic of Ireland and 59 Tim Hortons kiosks in the United Kingdom. These locations are primarily licensed and generally offer self-serve premium coffee, tea, specialty hot beverages and a selection of donuts and muffins at gas stations and other convenience locations. These locations are not included in our new restaurant development or systemwide restaurant count.
Historically, international activities have not contributed significantly to financial results; consequently, operating results from these international locations are currently reported as part of Corporate services within our segmented operating results. Notwithstanding the foregoing, we believe these, and other activities we may test or undertake in the future, provide us with opportunities to evaluate a variety of new strategies for the development of our brand which, if successful, may be adapted to existing and new markets. See Franchise and Other Arrangements—Master License Agreements below and Item 2. Properties for a listing of our international locations by country.
Restaurant owners and their teams. Finding exceptional restaurant owner candidates is critical to our system’s successful growth and development, and we have implemented a comprehensive restaurant owner screening and recruitment process that employs multi-level interviews with our senior operations management and requires candidates to work different shifts in an existing restaurant. Each new restaurant owner typically participates in a mandatory seven week intensive training program to learn all aspects of operating a Tim Hortons restaurant in accordance with our standards. Management-level employees of restaurant owners also have the opportunity to complete the seven week training program. We provide ongoing training and education to restaurant owners and their staff after completion of the initial training programs. To further assist restaurant owners, we have standardized our restaurant management software with an application service provider to give our restaurant owners the ability to more effectively manage a variety of day-to-day operations and management functions.
Distribution. The Company is a distributor to Tim Hortons restaurants through five distribution centres located in Langley, British Columbia; Calgary, Alberta; Guelph, Ontario; Kingston, Ontario; and Debert, Nova Scotia. The Guelph and Kingston facilities distribute frozen, refrigerated and shelf-stable products to restaurants in our Ontario and Quebec markets. As with other vertical integration initiatives, we believe that our distribution centres deliver important system benefits, including improved efficiency and cost-effective service for our restaurant owners, as well as providing an additional source of income and financial return.

Under our franchise arrangements, each Canadian restaurant owner is required to purchase substantially all food and other products, such as coffee, sugar, and restaurant supplies, from us or our designated suppliers and distributors. We own or lease a significant number of trucks and trailers that regularly deliver to most of our Canadian restaurants. We continue to review our distribution business for opportunities to enhance the number of restaurant locations that are able to receive all products (frozen, refrigerated and shelf-stable) on one truck from us or our designated suppliers and distributors.
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
Menu items and new product innovation. Each restaurant offers a relatively standard menu that spans a broad range of categories designed to appeal to guests throughout the day. While the largest portion of systemwide sales is generated in the morning, we generate significant sales across all of our dayparts. A substantial majority of restaurants in Canada, and approximately 60% of our restaurants in the U.S., are open 24 hours. Our approximate average cheque size is $3.25 to $4.50 in Canada, and U.S.$3.50 to U.S.$4.25 in the U.S. (for both standard and non-standard locations); however, the average cheque sizes in some regions may be higher or lower than this range.
Our menu includes our premium blend coffee, espresso-based hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), iced cappuccinos, specialty and steeped teas, cold beverages, fruit smoothies, home-style soups, chili, grilled Panini and classic sandwiches, wraps, yogurt and berries, oatmeal, breakfast sandwiches and wraps, and fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies, croissants, Danishes, pastries and more. In Canada, we expanded our breakfast daypart in fiscal 2013 with the introduction of the Flatbread Breakfast Panini, and our lunch daypart with the introduction of the Extreme Italian Sandwich. We also expanded our Panini platform in both Canada and the U.S. with the introduction of the Steak and Cheese Panini. In addition, we introduced our first certified gluten-free product, the Coconut Macaroon. New product offerings have historically contributed significantly to same-store sales growth.
In fiscal 2012, we introduced our premium-blend coffee, decaffeinated coffee, and lattes, in a single-serve format using the Kraft Tassimo® T-Disc on-demand beverage platform, which is being sold primarily in Tim Hortons restaurants in Canada and the U.S. and other retail channels in the U.S. As an extension of our single-serve product offerings, in fiscal 2013, we introduced our Tim Hortons RealCupTM product in both Canada and the U.S., which is compatible with K-Cup® brewers, although not affiliated with K-Cup or Keurig®.
In fiscal 2013, we continued to reinforce our commitment to providing guests with value by focusing advertising and promotions on new and existing product-specific items, which included combos in the U.S. In addition to food items, our restaurants sell a variety of promotional products and merchandise on a seasonal basis and also sell home coffee brewers, home-brew coffee, boxed teas, and other products throughout the year. Although key menu offerings have remained substantially the same, we tailored certain of our menu offerings to meet the needs of our international guests in connection with our international expansion into the GCC.
Quality control. Our quality control programs focus on maintaining product quality, freshness, and availability, as well as speed of service, cleanliness, security, and employment standards. These programs are implemented by our restaurant owners (and the Company for Company-operated restaurants), with assistance from our field management. In addition, because the Tim Hortons brand is so closely linked to the public’s perception of our food quality and safety, we require our restaurant owners, as well as their managers and operations personnel, to complete and pass the Advanced.fst® food safety program for our Canadian restaurants and the ServSafe® program for our U.S. restaurants, with recertification every five years. All restaurant staff must complete a multi-level food safety training module as part of their mandatory training. We also conduct site visits on a regular basis and, twice a year at a minimum, we perform unscheduled food safety audits. We have a comprehensive supplier quality approval process, which requires all supplied products to pass our quality standards and the supplier’s manufacturing process and facilities to pass on-site food safety inspections.
Manufacturing. We have two wholly-owned coffee roasting facilities in Rochester, New York and Hamilton, Ontario. We blend all of the coffee for our restaurants to protect the proprietary blend of our premium restaurant coffee and, where practical, we also do so for our take home, packaged coffee. We also own a facility in Oakville, Ontario that produces fondants, fills, and ready-to-use glaze, which are used in connection with a number of the products produced in our Always Fresh baking system.
Until October 2010, we owned a 50% joint-venture interest in CillRyan’s Bakery Limited (“Maidstone Bakeries”), our supplier of certain bread, pastries, donuts and Timbits. Maidstone Bakeries continues to manufacture and supply all par-baked donuts, Timbits and selected breads, following traditional Tim Hortons recipes, as well as European pastries, including

Danishes, croissants, and puff pastry. Those products are partially baked and then flash frozen and delivered to system restaurants, most of which have an Always Fresh oven with the Company’s proprietary technology. The restaurant completes the baking process with this oven and adds final finishing such as glazing and fondant, allowing the product to be served warm to guests within a few minutes of baking. The Company sold its 50% joint-venture interest in Maidstone Bakeries to its former joint-venture partner, IAWS Group plc (now owned by Aryzta AG) (“Aryzta”), for gross cash proceeds of $475 million in October 2010. For additional information regarding Maidstone Bakeries, see Source and Availability of Raw Materials below.
Cold Stone Creamery. We are party to an agreement with Kahala Franchise Corp., the franchisor of the Cold Stone Creamery® brand, pursuant to which we have exclusive development rights in Canada. We are also party to an agreement with Kahala Franchising, L.L.C. in the U.S., pursuant to which we have the right to use the Cold Stone Creamery trademarks in specified locations in the U.S. In Canada, after evaluation of strategic considerations and the overall performance of the Cold Stone Creamery business in Tim Hortons locations, we made the decision to remove Cold Stone Creamery from Tim Hortons restaurants in Canada. This decision will allow the owners of the affected restaurants to simplify their operations and focus entirely on Tim Hortons. This decision does not affect our U.S. Cold Stone Creamery co-branded operations, as the nature of the business, and the support required by the Company, is significantly different than in Canada.
Combination restaurants, an ongoing relationship with Wendy’s. Since the early 1990s, TIMWEN Partnership, owned on a 50/50 basis by the Company and Wendy’s, jointly developed the real estate underlying “combination restaurants” in Canada that offer Tim Hortons and Wendy’s products at the same location, typically with separate restaurant owners operating the Tim Hortons and the Wendy’s restaurants. The combination restaurants have separate drive-thrus, if the site allows for drive-thrus, but share a common entrance way, seating area and restrooms. Separate front counters and food preparation areas are also in place for each of the two restaurant concepts. TIMWEN Partnership owns or leases the underlying real estate from a third party, and leases, or subleases, as applicable, a portion of the location to the Company (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant).
As at December 29, 2013, there were 99 combination restaurants in the TIMWEN Partnership, all of which were in Canada, and all of which were franchised. We also have a small number of combination restaurants that are not held by the TIMWEN Partnership. As at December 29, 2013, there were 18 such restaurants in Canada, all of which were franchised, and 30 such restaurants in the U.S., all of which were franchised. For the U.S. combination restaurants, we generally own or lease the land, and typically own the building and lease or sublease, as applicable, a portion of the location to the Tim Hortons restaurant owner (for the Tim Hortons restaurant) and to Wendy’s (for the Wendy’s restaurant). There has not been significant development of these restaurants in recent years.
Credit, Debit and Cash Card Arrangements. As of December 29, 2013, electronic payment capabilities (including our Tim Card®, see below) were in place at approximately 3,185 locations in Canada and 570 locations in the U.S. Our Tim Card is our signature quick-pay cash card program. The Tim Card is a reloadable cash card that can be used by guests for purchases at system restaurants. Guests can reload the Tim Card online at www.timhortons.com. Our electronic payment systems provide guests with more payment options, including mobile payment options through our Timmy Me™ mobile application, as well as tap-to-pay technology. As at December 29, 2013, we had outstanding guest deposits on Tim Cards of approximately $173.2 million, of which $155.0 million is represented by “Restricted cash and cash equivalents”.

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
While we have multiple suppliers for coffee from various coffee-producing regions, the available supply and price for high-quality coffee beans can fluctuate dramatically. Accordingly, we monitor world market conditions for green (unroasted) coffee and contract for future supply volumes to obtain expected requirements of high quality coffee beans at acceptable prices. It may be necessary for us to adjust our sources of supply or carry more inventory from time to time to achieve the desired blend, and we expect that we will continue to be able to do so. The addition of our second coffee roasting plant in Hamilton, Ontario, enabled all of the coffee brewed in our system restaurants to be blended and roasted at our facilities. We utilize third-party suppliers for a small portion (retail pack and canned, single-serve) of our ongoing coffee requirements.

Despite the sale of our 50% joint-venture interest in Maidstone Bakeries in 2010, we have ongoing obligations to purchase donuts and Timbits from Maidstone Bakeries until early 2016. We also have rights to purchase from Maidstone Bakeries until late 2017, at our option, allowing us sufficient flexibility to secure alternative means of supply, if necessary. Our rights to purchase could expire before the expiry date if a triggering event occurs with respect to the Company. Such a triggering event could include a breach of our obligation to purchase all of our donuts and Timbits from Maidstone Bakeries until early 2016 or our failure to cooperate in estimating the supply needs of our system. All triggering events which could lead to the termination of our ability to purchase products from Maidstone Bakeries until late 2017 are within our control.
As a result of our exit from the Maidstone Bakeries joint venture, under certain circumstances, we may be required to purchase products currently sourced from Maidstone Bakeries at a higher cost, build our own facility to manufacture these products, or find alternative products and/or production methods, any of which would cause us to incur significant start-up and other costs. Also, if Maidstone Bakeries’ operations were negatively impacted by an unexpected event, our restaurants could experience shortages of donuts, Timbits, European pastries, and other bread products sourced from Maidstone Bakeries. We expect that any such shortage for most products would be for a limited period of time, until such products could be sourced from alternate suppliers, except for certain par-baked donuts and Timbits, for which alternate suppliers would likely require significant lead-time to source the equipment necessary to manufacture donuts and Timbits.
Our fondant and fills manufacturing facility produces, and is the sole supplier of, ready-to-use glaze and certain fondants and fills which are used in connection with a number of our products. However, should our facility be unable to supply ready-to-use glaze, it may be replicated by restaurant-level operations and, should our facility be unable to supply for an extended period, we believe substitute fondants and fills could be supplied by third parties. We sell most other raw materials and supplies, including coffee, sugar, paper goods and other restaurant supplies, to system restaurants. We purchase those raw materials and supplies from multiple suppliers and generally have alternative sources of supply for each.
World markets for some of the commodities that we use in our business (such as coffee, wheat, edible oils and sugar) have experienced high volatility. While we typically have purchase contracts in place to secure key commodities such as coffee, wheat, sugar, and edible oils that typically extend over a six-month period, we may be subject to higher commodity prices depending upon prevailing market conditions at the time we make purchases beyond our current commitments. The position of the Canadian dollar against the U.S. dollar, and our policy of hedging foreign currency exposure through forward foreign currency contracts, may help to mitigate some, but not all, of these price increases as certain of these commodities are sourced in U.S. dollars.
Our business will continue to be subject to changes related to the underlying cost of key commodities. These cost changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. Increases and decreases in commodity costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower cost of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. Although we have implemented purchasing practices that mitigate our exposure to volatility to a certain extent, as mentioned above, if costs increased to a greater degree for fiscal 2014 purchases, we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, but these price increases could negatively affect our transactions if our customers do not accept them.
In addition, we purchase certain products, such as coffee, in U.S. dollars. As the Canadian dollar strengthens against the U.S. dollar, these products become less expensive for us and, therefore, our Canadian restaurant owners. For our U.S. restaurant owners, as the U.S. dollar weakens against the Canadian dollar, certain other products become more expensive for them. As a result, although world commodity prices have increased, in a rising Canadian dollar environment, the positive impact of foreign exchange partially offsets the overall effect to us and our Canadian restaurant owners of such price increases. Conversely, if the U.S. dollar strengthens against the Canadian dollar, the negative impact of foreign exchange may impact products we purchase in U.S. dollars and, therefore, our Canadian restaurant owners. For our U.S. restaurant owners, as the U.S. dollar strengthens against the Canadian dollar, certain products become less expensive for them. See Item 1A. Risk Factors—Fluctuations in U.S. and Canadian dollar exchange rates can affect our results, as well as the price of common shares and certain dividends we pay and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk and Commodity Risk.

Franchise and Other Arrangements
Restaurant owners. Our objective is to have restaurant owners own or operate substantially all Tim Hortons restaurants and to maintain a small number of Company-operated restaurants primarily for restaurant owner training. As at December 29, 2013, restaurant owners owned or operated substantially all of our Canadian restaurants and U.S. restaurants.
Our restaurant owners operate under several types of license agreements, with a typical term for a standard restaurant of 10 years plus aggregate renewal period(s) of approximately 10 years. For new arrangements and renewals, restaurant owners who lease land and/or buildings from the Company typically pay a royalty of 3.0% to 4.5% of weekly gross sales of the restaurant, as defined in the license agreement. Under a separate lease or sublease, restaurant owners typically pay monthly rent based on a percentage (usually 8.5% to 10.0%) of monthly gross sales, as defined in the license agreement. Where the restaurant owner either owns the premises or leases it from a third party, the royalty is typically increased. Under the license agreement, each restaurant owner is required to make contributions to an advertising fund also based on a percentage of restaurant gross sales, as further described under “Advertising and Promotions,” below.
To keep system restaurants up-to-date, both aesthetically and operationally, our license agreements require a full-scale renovation of each restaurant by the restaurant owner, including our non-standard restaurants, which occurs approximately every 10 years, although may be subject to delay in certain circumstances. We typically, but are not required to, contribute up to 50% of the funding for certain front-of-restaurant construction costs incurred in connection with renovations on properties that we own or lease.
In Canada, we have not granted exclusive or protected areas or territories to restaurant owners. The license is a “location” license only, and we reserve the right to grant additional licenses for Tim Hortons restaurants at any other location. In addition, the royalty rates under license agreements entered into in connection with non-standard restaurants, including self-serve kiosks and strategic alliances with third parties, may vary from those described above for standard restaurants and are negotiated on a case-by-case basis. As part of our development approach in the U.S., we have granted limited exclusivity rights in a specific area to a restaurant owner in connection with an area development agreement where that owner is investing its own capital to develop restaurants. We expect to enter into similar arrangements in the U.S., on a limited basis, in fiscal 2014.
We reserve the right to terminate the license agreement for a variety of reasons described in the underlying license agreement, and generally, retain the right to reacquire a restaurant owner’s interest in a restaurant under certain circumstances.
Other arrangements. For new Canadian restaurant owners, we often enter into operator agreements, in which the operator acquires the right to operate a Tim Hortons restaurant, but we continue to be the owner of the equipment, signage and trade fixtures. These operator agreements are not typical of a franchise relationship. Such arrangements usually require the operator to pay approximately 20.0% of the restaurant’s weekly gross sales, as described in the operator agreement, to the Company. Additionally, the operator will be responsible for paying all trade debts, wages and salary expenses, maintenance and repair costs, taxes, and any other expenses incurred in connection with the operation of the restaurant. These operators also make the required contributions to our advertising funds, described below. In any such arrangement, the Company and the operator each have the option of terminating the agreement upon 30 days’ notice. Although we do not consider our operators to be typical restaurant owners, for purposes of this Form 10-K, references to restaurant owners include these operators, and references herein to license agreements include these operator agreements, unless otherwise indicated.
Historically, we offered a franchise incentive program (“FIP”) for certain of our U.S. restaurant owners, which provided interest-free financing (“FIP Note”) for the purchase of certain restaurant equipment, furniture, trade fixtures, and signage (the “equipment package”), with payment deferred for a period of 104 weeks from the date of opening. Commencing in fiscal 2011, we generally transitioned away from offering this arrangement and, as of fiscal 2013, the offering of FIP Notes ceased in its entirety. If our restaurant owners are unable to secure financing for the equipment package, we may extend the maturity date of an outstanding FIP Note on a case-by-case basis. If the restaurant owner does not make the required payments, we are able to take back ownership of the restaurant and equipment, based on the underlying franchise agreement. A significant portion of the outstanding FIP Notes are currently past due. Under Financial Accounting Standards Board Accounting Standards CodificationTM 810—Consolidation, we are required to consolidate the financial results of certain of these operators and FIP arrangements as set forth in Item 8. Financial Statements—Note 1 Summary of Significant Accounting Policies and Item 8. Financial Statements—Note 20 Variable Interest Entities of this Annual Report.
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

Master License Agreements. We are party to master licensing arrangements, as licensee, with the franchisors of the Cold Stone Creamery brand in Canada and the U.S., although, in late 2013, we made the decision to stop developing Cold Stone Creamery locations in Tim Hortons restaurants in Canada. We are also party to two master license agreements, as licensor, with Apparel to develop Tim Hortons restaurants in the GCC. See Operations—Restaurant formats, Operations—Restaurant development and Operations—Cold Stone Creamery above and Trademarks and Service Marks below.

Advertising and Promotions
Our marketing is designed to focus on “It’s Time for Tims” and to create and extend our brand image as “your neighbourhood Tims” that offers “quality products at reasonable prices.” We use radio, television, print and online advertising; event sponsorship; our highly visible community caring programs; and our Tim Card, a reloadable cash card for guest purchases at system restaurants, to reinforce this brand image with our guests. We also host websites at www.everycup.ca and www.everycup.com which invite guests from Canada and the U.S. to share their stories and experiences with Tim Hortons, as well as Facebook and Twitter accounts.
National Marketing Program. Restaurant owners fund substantially all of our national marketing programs by making contributions to our Canadian or U.S. advertising funds, which were established to collect and administer contributions for advertising efforts. In fiscal 2013, restaurant owners and Company-operated restaurants in Canada contributed approximately 3.5% of their gross sales to the Canadian advertising fund. Although the franchise or license agreement requires contributions of up to 4.0% of gross sales, we have voluntarily reduced the current contribution to 3.5%, but retain the right to increase the contribution at any time. Restaurant owners and Company-operated restaurants in the U.S. contributed approximately 4.0% of their sales to the U.S. advertising fund. We have national advisory boards of elected restaurant owners. The mandate for these boards includes responsibility for assisting and advising the Corporation in connection with marketing and advertising matters.
In fiscal 2013, our Canadian advertising fund invested $22.0 million to expand the use of digital menu boards in our restaurants, and new rotating menu boards in our drive-thrus. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Regional Marketing Programs. Part of the national marketing program contribution is allocated to regional marketing groups (approximately 342 in Canada and 26 in the U.S.). The regional marketing groups sponsor and support locally targeted marketing programs. We also support these regional marketing groups with market strategy and regional plans and programs.
Required restaurant owner contributions to the advertising funds, and the allocation to local and regional advertising programs, are governed by the respective franchise agreements between the Company and its restaurant owners. Contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of retail sales as those made by franchised restaurants.
See Item 8. Financial Statements—Note 20 Variable Interest Entities for further information regarding our advertising funds.

Competition
We compete in the quick service restaurant segment in Canada and the U.S. We face significant competition from a wide variety of restaurants on a national, regional, and local level, including quick service and fast-casual restaurants focused on premium specialty and brewed coffee, baked goods, and sandwiches, as well as gas and other convenience locations that sell food and beverages. The size and strength of our competitors vary by region, and there are numerous competitors in nearly every market in which we conduct business or expect to enter.
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

In Canada, we have the leading market position in this segment, based on systemwide sales and number of restaurants, with a strong presence in every province. According to NPD Crest, based on transactions, our system restaurants represented approximately 42% of the Canadian quick service restaurant sector for the 12 months ended November 2013 and 76% of the brewed coffee sector of the Canadian quick service restaurant sector for the same period, in each case based on number of guests served. Our strong brand, value positioning, convenience and ability to leverage our scale in advertising are designed to help support our goal of maintaining and building upon our market position in Canada in fiscal 2014.
In the U.S., we have developed a regional presence in certain markets in the Northeast and Midwest, but we still have limited brand awareness, even in many areas where we have a presence. Our competitors in the U.S. range from small local independent operators to well-capitalized national and regional chains, such as McDonald’s®, Wendy’s, Starbucks®, Subway® and Dunkin’ Donuts®. Many of our competitors in the U.S. are significantly larger than us, based on total systemwide sales and number of restaurants and, therefore, have substantially greater financial and other resources, including personnel and larger marketing budgets and greater leverage from marketing spending, which may provide them with a competitive advantage. We plan to continue expanding in our core and priority markets. We will likely need to build brand awareness in those markets through advertising and promotional activity. We do not get the same leverage from our television marketing activities in the U.S. as we do in Canada because our restaurants are spread across numerous distinct markets that require local purchases for television advertising, as opposed to leveraging local or regional advertising across larger marketing areas that are more highly penetrated with our restaurants.
Competition in both Canada and the U.S. has intensified over the past few years in the context of ongoing macro-level economic challenges and fragile consumer confidence. In an environment of limited overall growth in the quick service restaurant sector, several restaurant chains including Tim Hortons have been seeking to grow through a broadening of their menu offerings and an increased focus on dayparts beyond their traditional areas of strength. These strategies have also led to heightened competition in the coffee market and the breakfast daypart, among others, both of which are key parts of our business. A number of competitors, as well as Tim Hortons, have also engaged in discounting, “combo” or value-pricing practices, and other promotions. The combination of challenging macro-operating conditions and a cross-over of brands and menu offerings has led to an intensified competitive market with respect to price, value positioning and promotional activities. In fiscal 2013, we continued to offer targeted value-priced food and beverage programs, in addition to the launch of new products at a variety of everyday value price points, with the intent to strengthen and build on our value/quality positioning and to enhance this message with our guests in a tangible way. In the U.S., we also used coupons as a vehicle to attract new guests and introduce them to our brand and new product offerings. While we do not intend to stray from our core everyday positioning of quality food at reasonable prices, we are working with our restaurant owners to communicate and interact with guests in a manner that responds to their current situation and the economic environment. We believe that continued business refinements will help, over time, to positively position our U.S. business to defend aggressive competitive discounting activity, while also creating sales momentum.

Trademarks and Service Marks
We have registered various trademarks and service marks in Canada, the U.S. and certain other jurisdictions. We have also registered various internet domain names, including www.timhortons.com, www.rolluptherimtowin.com, www.timcard.ca, shop.timhortons.com, www.everycup.ca and www.everycup.com. Some of our most recognizable registered marks include:

•	Tim Hortons signature;

•	Tim Hortons and Always Fresh Oval Background Design;

•	Tim Hortons Cafe & Bake Shop Design;

•	Roll Up The Rim To Win;

•	Timbits;

•	Tim Card;

•	TimShop;

•	Where Quality Meets Value;

•	Camp Day; and

•	Making a True Difference.
In 2013, we also filed a pending application for “It’s Time for Tims”.
We believe our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant system. We generally intend to renew trademarks and service marks that are scheduled to expire and to otherwise protect and vigorously defend and enforce our rights to this intellectual property. See also Item 1A. Risk Factors—We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and branded products.

We are also a party to two master license agreements with Apparel, as licensor, pursuant to which Apparel has the right to use certain Tim Hortons trademarks in Oman, Bahrain, Qatar, Kuwait and the United Arab Emirates, and in Saudi Arabia, respectively.

Sustainability and Responsibility
Sustainability and responsibility at Tim Hortons is integrated through our “Making a True Difference”™ framework which is divided into three core pillars—Individuals, Communities and the Planet. Within each pillar are a number of key issues determined to be of importance to our stakeholders such as nutrition, food safety, employees, children, animal welfare, community giving, environmental stewardship, climate change and sustainable supply chain practices. We have developed a number of commitments and goals with respect to each of these areas of focus, and have reported our performance against these goals in our annual Sustainability and Responsibility Report. Our Sustainability and Responsibility Report is, in large part, prepared in accordance with reporting which broadly models the Global Reporting Initiative’s (“GRI”) G3.1 Guidelines and is available online at http://sustainabilityreport.timhortons.com.
Governance and Accountability for Sustainability and Responsibility. Our Sustainability and Responsibility Policy includes a structure and supporting processes for effective sustainability and responsibility governance and accountability, and is reviewed regularly. The Tim Hortons Board of Directors governs sustainability and responsibility through the Nominating and Corporate Governance Committee of the Board. Oversight activities include review of policy development; sustainability and responsibility strategies, including mitigation of risks; and organizational sustainability and responsibility commitments, goals and external reporting. Management accountability for sustainability and responsibility resides within the Tim Hortons Executive Group.
Management of Sustainability Risks and Opportunities. The assessment and management of sustainability-related risks and opportunities is embedded as part of our governance framework, as is our sustainability and responsibility strategy and its supporting implementation plan. Key aspects of our approach include the assessment of sustainability and responsibility impacts of major business decisions; the integration of sustainability and responsibility into the Company’s Enterprise Risk Management Program, as applicable; the development of internal performance scorecards; monitoring our relations with our stakeholders; the assessment of sustainability and responsibility trends; and consideration of public policy, consumer, corporate, and general public trends, issues, and developments that may impact the Company.

Environmental Matters
Our operations, including our distribution and manufacturing operations, supply chain, restaurant site selection and development, and other aspects of our business, are subject to complex environmental, health and safety regulatory regimes, and involve the risk of environmental liability. There are also potential risks for releases of hazardous substances and accidents that could result in environmental contamination, that may not be within our control.
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
Certain municipal governments and environmental advocacy groups focus on the level of emissions from vehicles idling in drive-thrus. Certain of these municipalities have implemented a moratorium on drive-thru development and/or have considered implementing a restriction on drive-thru operations on smog-alert days. Anti-idling by-laws are also being considered in various communities, on both public and private lands. If such restrictions, moratoriums and/or by-laws are imposed, they could have a substantial negative impact on our business and would limit our ability to develop and/or operate restaurants with drive-thrus.
Variations in weather in the short-term, and climate change in the long-term, have the potential to impact growing conditions in regions where we source our agricultural commodities, including coffee, wheat, sugar and other products. Over time, climate change may result in changes in sea levels, weather and temperature change, disease and pest levels, drought and fires, and resource availability. On a year-to-year basis, agricultural production can be negatively affected by weather variations and resulting physical impacts to the environment. The overall supply, demand and quality of agricultural commodities and the price we pay for these commodities on the world market can therefore be impacted. We are unable to predict the effect on our operations, revenues, expenditures, cash flows, financial condition and liquidity due to the potential impacts of climate change.

Proposed cap and trade systems and/or new carbon taxation may present risks or opportunities that will likely be unique to every business sector. We are unable to predict the effect on our operations of possible future environmental legislation or regulations in these areas.
Stewardship fee programs require all industry stewards with branded packaging, such as Tim Hortons, to contribute to a fund that subsidizes a portion of the annual costs of municipal recycling programs. Volumes of designated packaging are enumerated by the industry steward and fees are paid regardless of whether the designated materials are managed in municipal recycling programs. Stewardship programs for packaging currently exist in Ontario, Quebec, Manitoba and British Columbia.
Over time, it is expected that stewardship programs will evolve into full extended producer responsibility programs (“EPR”) where industry funds up to 100% of the end-of-life management for products and packaging. This evolution is aligned with the Canadian Council of Ministers of the Environment’s (“CCME”) Canada-Wide Action Plan for Extended Producer Responsibility, which recommends that all Canadian provinces develop and implement EPR legislation for packaging (and other designated materials) by 2015. Some provinces have begun this process. For example, Quebec implemented 100% producer funding for packaging and printed matter in 2013, and British Columbia plans to implement 100% producer funding in 2014. Other jurisdictions are currently contemplating similar requirements.

Acquisitions and Dispositions
We have from time to time acquired the interests of, and sold Tim Hortons restaurants to, restaurant owners, and we expect to continue to do so from time to time in the future, where prudent. We generally retain a right of first refusal in connection with any proposed sale of a restaurant owner’s interest.
In October 2010, we sold our 50% joint-venture interest in Maidstone Bakeries to our former joint venture partner. See Operations—Manufacturing above. During 2010 through 2012, we disposed of all Company-owned and/or controlled properties in the Providence, Rhode Island and Hartford, Connecticut markets in connection with the closures (in late 2010) of underperforming restaurants in these New England regions. In the fourth quarter of 2013, we closed certain underperforming restaurants across various U.S. markets.
We intend to evaluate other potential mergers, acquisitions, joint ventures, investments, strategic initiatives, alliances, vertical integration opportunities and divestitures when opportunities arise or our business warrants evaluation of such strategies. See Item 1A. Risk Factors—Our growth strategy and other important strategic initiatives may not be successful and may expose us to certain risks.

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

Employees
In August 2012, we announced the implementation of an organizational structure which includes a Corporate Centre and Business Unit design, and began the process of realigning roles and responsibilities under that new structure. The realignment was completed at the end of the first quarter of 2013. We believe that the new structure facilitates the execution of strategic initiatives as we continue to grow our business, and streamlines decision-making across the Company. We also believe that the new structure creates scalability for future growth and reduces our cost structure relative to what it otherwise would have been had we not undertaken the reorganization.
Marc Caira was appointed President and CEO effective July 2, 2013. Prior to assuming that role, Mr. Caira was most recently Global CEO of Nestlé Professional and a member of the Executive Board of Nestlé SA, the world’s largest food and beverage company and recognized leader in nutrition, health and wellness. He replaced Paul House, our prior President and CEO, who remains Chairman of the Board of Directors. Mr. House has held senior positions with the Company for 28 years.

Our principal office locations are in Oakville, Ontario (Canada) and Dublin, Ohio (U.S.). We have 12 other regional offices, including our manufacturing facilities and distribution centres. Our manufacturing facilities are located in Rochester, New York; Hamilton, Ontario; and Oakville, Ontario. Our distribution centres are located in Guelph, Ontario; Kingston, Ontario; Langley, British Columbia; Calgary, Alberta; Debert, Nova Scotia; and a cross-deck facility in Vaudreuil Dorion, Quebec. Our other regional offices (other than our distribution and manufacturing facilities) are located in Lachine, Quebec; Brighton, Michigan; and Williamsville, New York.
As at December 29, 2013, we had approximately 2,148 employees in our principal offices, regional offices, distribution centres, and manufacturing facilities. We also had four employees that work on international activities in the Republic of Ireland and the U.K., Luxembourg, and the GCC.
As at December 29, 2013, the Company operated directly (without restaurant owners) 14 restaurants in Canada and two restaurants in the U.S. The total number of full-time employees working in these corporate restaurants at December 29, 2013 was approximately 233, with another approximately 177 employees working part-time, bringing the total number of our restaurant employees to approximately 410. None of our employees are covered by a collective bargaining agreement. At franchised locations, team members are hired and managed by the restaurant owners and not by the Company.

Government Regulations and Affairs
The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thrus), environmental (including litter and drive-thru emissions), traffic and transportation, land transfer tax, and other regulations. Restaurant operations, and our manufacturing and distribution facilities, are also subject to licensing and regulation by federal, state, provincial, and/or municipal departments relating to the environment, health, food preparation, sanitation and safety standards and, for our distribution business, traffic and transportation regulations; federal, provincial, and state labour laws (including applicable minimum wage requirements, overtime, working and safety conditions and employment eligibility requirements); federal, provincial, and state laws prohibiting discrimination; federal, provincial, state and local tax laws and regulations; and, other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990, the Accessibility for Ontarians with Disabilities Act and similar Canadian federal and provincial legislation that can have a significant impact on our restaurant owners and our performance. See also Environmental Matters above regarding environmental regulations affecting our Company.
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
The Canadian government continues to work with members of the quick service restaurants sector to reduce sodium intake among consumers. We continue to work with suppliers to reduce the amount of sodium in our products. As of the end of 2013, we have gradually reduced sodium in several of our products, and plan to continue to work to further reduce sodium levels in our products.
Governments and consumer advocacy groups are encouraging alternative food processing methods to reduce trans fatty acids (“TFA”). Since 2006, significant progress has been made to reduce TFA in most of our products to at or below acceptable levels in Canada and the U.S. As required by Canadian and U.S. legislation, we comply with nutritional labeling for foods, including those that contain acceptable TFA levels. Certain municipal governmental authorities, such as New York City, have banned TFA. We continue to research approaches so that we do not exceed acceptable levels of TFA in our products, while still maintaining the taste and quality that guests desire.
Our main objective is to continue to provide our guests with the same great tasting, quality products, without sacrificing flavour and freshness. With respect to nutritional awareness, we have voluntarily posted the sodium content (along with 12 additional nutrients) of our products in our online and printed nutrition guides for a number of years as part of our commitment to providing our guests with up-to-date nutritional information. We also developed a nutrition application with the latest nutritional information which may be downloaded to certain smartphone devices.
Legislation has been enacted in certain U.S. jurisdictions requiring restaurants to post calorie count information on menu boards. We will monitor and comply with all regulations enacted by the U.S. Food and Drug Administration in connection with such calorie count posting requirements. Certain provinces of Canada are also considering similar laws that would require the posting of calorie count information on menu boards. National restaurant chains in Canada, including our Company, are engaged in a consistent, national approach to providing nutrition information. In addition, legislation aimed at curbing the consumption of, or discouraging the purchase of, certain food offerings may be implemented in Canada and the U.S., including regulations banning the use of certain types of food product additives, and/or regulations increasing the taxes payable on certain food products.

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

Item 1A. Risk Factors
We caution readers that in addition to the important factors described elsewhere in this Form 10-K (the “Report”), readers should carefully review the risks identified below as they describe important factors that could affect or cause our actual results to differ materially from those expressed in any forward-looking statements made by us and/or our historic trends.
Our growth strategy and other important strategic initiatives may not be successful and may expose us to certain risks.
Our growth strategy, to a large extent, depends on our ability to increase the number of Tim Hortons restaurants through internal growth and potentially through strategic initiatives (such as acquisitions, joint ventures, and/or alternative business models, such as self-serve kiosks, co-branding, strategic relationships, master licensing agreements, U.S. development alternatives, and area development agreements). There is no assurance that we will be able to achieve our growth objectives, new restaurants may not be profitable, and strategic initiatives may not be successful and may expose us to various risks.
(a) New restaurants and new markets
The addition of new restaurants in a market may negatively impact the same-store sales growth and profitability of existing restaurants in the market. If our new restaurants are not profitable or negatively affect the profitability of existing restaurants, we may be limited or unable to carry out expansion activities and our business model of franchising new or existing restaurants as we could have difficulty finding qualified restaurant owners willing to participate in our expansion or we may desire that the restaurant reach minimum profitability levels before franchising the restaurant. This may negatively impact our revenue growth and operating results. We may also need to provide relief and support programs for our restaurant owners in developing markets as well as expand our, or introduce new, financing support programs or extend financing on more generous terms than would be available from third parties, either of which could increase our costs and thus decrease net income. Alternatively, if we have interested restaurant owners, we may offer the restaurant to such owner through an operator agreement or other agreement, which may also result in an increase in restaurant owner relief and support costs.
We may enter markets where our brand is not well known and where we have little or no operating experience. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets and/or higher construction, occupancy, and operating costs compared to existing restaurants. As a result, new restaurants in those markets may have lower average restaurant sales than restaurants in existing markets and may take longer than expected to reach target sales and profit levels, and may never do so, thereby affecting our overall financial condition and/or financial results. We will need to build brand awareness in those markets we enter through advertising and promotional activity, and those activities may not promote our brand as effectively as intended, if at all.
(b) Restaurant performance
From time to time, we may rationalize and close underperforming restaurants in order to improve overall profitability. Such closures, however, may be accompanied by impairment charges, closure costs, and/or valuation allowances that may have a negative impact on our earnings. We may also deliberately slow the development of new restaurants in some markets, depending on various factors, including the sales growth of existing restaurants in those markets. Same-store sales growth is a measure we monitor, and, among other things, if sales growth falls below our expectations for a prolonged period of time based on applicable accounting rules, we will be required to assess whether the market is impaired, and the market may require an impairment charge. In addition, if we have significant negative cash flows in a market for several years, or if we close restaurants outside of the ordinary course of business, we may be forced to impair assets in affected markets, which could have a negative effect on our earnings.
(c) Location
The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighbourhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. Competition for restaurant locations can also be intense and there may be delay or cancellation of new site developments by developers and landlords, which may be exacerbated by factors related to the commercial real estate or credit markets. If we cannot obtain desirable locations for our restaurants at reasonable prices due to, among other things, higher than anticipated acquisition, construction and/or development costs of new restaurants; difficulty negotiating leases with acceptable terms; onerous land use or zoning restrictions; or challenges in securing required governmental permits; then our ability to execute our growth strategies may be adversely affected. Similarly, our growth strategy includes renovation plans for certain of our restaurants. Our ability to complete our restaurant renovation plans as projected may be impacted by the same factors described above.

(d) Vertical integration and growth
Our vertically integrated manufacturing, warehouse and distribution capabilities are important elements of our business model and allow us to: improve product quality and consistency; protect proprietary interests; facilitate the expansion of our product offerings; control availability and timely delivery of products; provide economies of scale and labour efficiencies; and generate additional sources of income and financial results. There are certain risks associated with our vertical integration growth strategy, including: delays and/or difficulties associated with owning a manufacturing, warehouse and distribution business; maintenance; operations and/or management of the facilities, equipment, employees and inventories; limitations on the flexibility of controlling capital expenditures and overhead; and the need for skills and techniques that are outside our traditional core expertise. If we do not adequately address the challenges related to our vertically integrated operations or our overall level of utilization or production decreases for any reason, our results of operations and financial condition may be adversely impacted.
We intend to continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, and vertical integration opportunities. These transactions involve various financial and tax, managerial, and operational risks, including: accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition opportunities; the potential loss of key personnel of an acquired business; our ability to achieve projected economic and operating synergies; difficulties successfully integrating, operating, maintaining and managing newly acquired operations or employees; difficulties maintaining uniform standards, controls, procedures and policies; the possibility we could incur impairment charges if an acquired business performs below expectations; unanticipated changes in business and economic conditions affecting the acquired business; ramp-up costs, whether anticipated or not; the potential for the unauthorized use of our trademarks and brand name by third parties; the possibility of a breach of contract adversely affecting a business relationship with a third party; the potential negative effects such transactions may have on the Company’s relationship with restaurant owners and business relationships with suppliers; the potential exposure to restaurant owners and others arising from our reliance on and dissemination of information provided by third parties; and diversion of management’s and restaurant owners’ attention from the demands of the existing business. In addition, there can be no assurance that we will be able to complete desirable transactions, for reasons including restrictive covenants in debt instruments or other agreements with third parties, or a failure to secure financing. Strategic alliances have been an integral part of our growth strategies. There can be no assurance that: significant value will be recognized through such strategic alliances; we will be able to maintain our existing strategic alliances; or, we will be able to enter into new strategic relationships in the future. While we believe we could ultimately take action to terminate any alliances that prove to be unsuccessful, we may not be able to identify problems and take action quickly enough and, as a result, our brand image and reputation may suffer, or we may suffer increased liabilities, costs and other financial burdens. Entry into and the subsequent unwinding of strategic alliances may expose us to additional risks which may adversely affect our brand and business and decrease our revenue and growth prospects.
(e) Implementation
We developed and began implementing various new strategic plans and initiatives commencing in fiscal 2014, as an update to our previous strategic plan that was implemented in 2010. Our financial outlook and long-range aspirational earnings per share targets through the end of 2018 are based on the successful implementation, execution, and guest acceptance of such plans and initiatives. These strategic plans are also designed to improve our results of operations and drive long-term shareholder value. There can be no assurance that we will be able to implement our strategic plans and initiatives or that such plans and initiatives will yield the expected results, either of which could cause us to fall short of achieving our financial objectives and long-range aspirational goals.
Our success depends substantially on the value of the Tim Hortons brand and our Canadian segment performance.
Our success is largely dependent upon our ability to maintain and enhance the value of our brand, our guests’ connection to and perception of our brand, and a positive relationship with our restaurant owners. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as: actions taken (or not taken) by one or more restaurant owners or their employees relating to health, safety, quality assurance, environmental, welfare, labour matters, public policy or social issues, or otherwise; litigation and claims; failure of, or security breaches or other fraudulent activities associated with, our networks and systems; illegal activity targeted at us; and negative incidents occurring at or affecting our business partners, suppliers, affiliates, or corporate social responsibility programs. Our brand could also be damaged by falsified claims or the quality of products from vertically integrated manufacturing facilities or our other suppliers, as well as negative publicity from various sources, whether true or not, which are beyond our control. In addition, a variety of risks to our brand are associated with the use of social media, including negative comments about us, improper disclosure of proprietary or personal information, exposure to personally identifiable information, fraud or out-of-date information which may lead to litigation or result in negative publicity that could damage our brand and reputation and result in lower sales and, ultimately, lower earnings and profits.
The Tim Hortons brand is synonymous with our ability to deliver quality food products at value prices. If we are unable to maintain in Canada, or unable to maintain and/or achieve in other markets, an appropriate price-to-value relationship for our products in the minds of guests, our ability, by and through our restaurant owners and independently, to increase or maintain same-store sales may be affected. Our ability to maintain or achieve the appropriate price-to-value relationship also may be affected by discounting or other promotional activity of competitors, which can be very aggressive.
Our financial performance is highly dependent on our Canadian business unit, which accounted for the substantial majority of our reportable segment revenues and our reportable segment operating income in fiscal 2013. Accordingly, any substantial or sustained decline in our Canadian business would materially and adversely affect our overall financial performance.
The quick service restaurant segment is highly competitive, and competition could lower our revenues, margins, and market share.
The quick service restaurant segment of the food service industry is intensely competitive. Tim Hortons restaurants compete with international, regional, and local organizations primarily through the quality, variety, and value perception of food and beverage products offered. Other key competitive factors include: the number and location of restaurants; quality and speed of service; attractiveness of facilities; effectiveness and magnitude of advertising, marketing, promotional, and operational programs; price; changing demographic patterns and trends; changing consumer preferences and spending patterns, including weaker consumer spending in difficult economic times, or a desire for a more diversified menu; changing health or dietary preferences and/or perceptions; and, new product development. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, reduced margins, an inability to take advantage of new business opportunities, a loss of market share, and an inability to attract qualified restaurant owners in the future.
Our financial results and the success of our same-store sales growth strategy are largely dependent on our continued innovation and the successful development and launch of new products and product extensions.
The success of our same-store sales growth strategy is dependent on, among other things, our ability and capacity to extend our product offerings, introduce innovative new products, adapt to consumer trends and desires, achieve the hospitality and speed of service standards expected by our guests, provide a distinctive and overall quality guest experience, and respond to competitive pressures. Although we devote significant focus on product development, our ability to develop commercially successful new products will depend on our ability to gather sufficient data and effectively gauge the direction of market and consumer trends and initiatives and successfully identify, develop, manufacture, market and sell new or improved products in response to such trends. In addition, the marketing and promotion associated with our introduction of new products may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations. The speed of service and capacity in our restaurants may also be impacted by the complexity of our menu and new product offerings which could have an adverse effect on customer acceptance, perceptions and reactions and, ultimately, our financial condition or results of operations.
Increases in the cost of commodities or decreases in the availability of commodities, as well as inconsistent quality of commodities, could have an adverse impact on our restaurant owners and on our business and financial results.
Our restaurant system is exposed to price volatility in connection with certain key commodities that we purchase in the ordinary course of business such as coffee, wheat, edible oils and sugar, which can impact revenues, costs and margins. Although we monitor our exposure to commodity prices and our forward hedging program (of varied duration, depending upon the type of underlying commodity) partially mitigates the negative impact of any cost increases, price volatility for commodities we purchase may increase due to conditions beyond our control, including economic and political conditions, currency fluctuations, availability of supply, weather conditions, pest damage and changing global consumer demand and consumption patterns. Increases and decreases in commodity costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to restaurant owner and guest acceptance. Notwithstanding the foregoing, while it is not our current practice, we may choose not to pass along all price increases to our restaurant owners which could have a more significant effect on our business and results of operations than if we pass along all increases to our restaurant owners. Price fluctuations may also impact margins as many of these commodities are typically priced based on a fixed-dollar mark-up. Although we generally secure commitments for most of our key commodities that typically extend over a six-month period, we may be forced to purchase commodities at higher prices at the end of the respective terms of our current commitments. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk of this Report.

If the supply or quality of commodities, including coffee, fails to meet demand or our and our guests’ quality standards, our restaurant owners may experience reduced sales which, in turn, would reduce our rents and royalty revenues as well as distribution sales. Such a reduction in our rents and royalty revenues and distribution sales may adversely impact our business and financial results.
Food-related health and safety concerns or perceptions may have an adverse effect on our business.
Incidents or reports, whether true or not, of: unclean water supply; food-borne illness (including E. coli, listeria, hepatitis A, “mad cow” disease, salmonella or other types of bacterial, parasitic or viral food-borne diseases); injuries caused by or claims of food tampering, food contamination, widespread product recall, employee hygiene and cleanliness failures or impropriety at Tim Hortons or other quick service restaurants unrelated to Tim Hortons; and, the potential health impacts of consuming certain of our products, including our core products; could result in negative publicity, damage our brand value, and potentially lead to product liability or other claims. Any decrease in guest traffic or temporary closure of any of our restaurants as a result of such incidents or negative publicity may have a material adverse effect on our business and results of operations. Food-borne illness or food safety issues may also adversely affect the availability, price and quality of ingredients, which could result in disruptions in our supply chain and/or negatively impact both the Company and our restaurant owners.
Our distribution operations and supply chain are subject to pressures and risks, many of which are outside our control, that could reduce our profitability.
Our distribution operations and supply chain may be impacted by various factors, some of which are beyond our control, that could injure our brand and negatively affect our results of operations and our ability to generate expected earnings and/or increase costs, including: increased transportation, shipping, food and other supply costs; inclement weather or extreme weather events; risks of having a single source of supply for certain of our food and beverage products; shortages or interruptions in the availability or supply of high-quality coffee beans, perishable food products and/or their ingredients; variations in the quality of our food and beverage products and/or their ingredients; potential cost and disruption of a product recall; potential negative impacts on our relationship with our restaurant owners associated with an increase of required purchases, or prices, of products purchased from our distribution business; and political, physical, environmental, labour, or technological disruptions in our own or our suppliers’ manufacturing and/or warehousing plants, facilities, or equipment.
Because we do not provide distribution services to our restaurant owners in certain geographic areas, our restaurant owners in such areas may not receive the same level of service and reliability as we are able to provide through our own distribution channels.
Our earnings and the success of our growth strategy depends in large part on our restaurant owners; actions taken by our restaurant owners may harm our business.
A substantial portion of our earnings come from royalties, rents, and other amounts paid by restaurant owners, who operated substantially all of our system restaurants as at December 29, 2013. Accordingly, our financial results are, to a large extent, dependent upon the operational and financial success of our restaurant owners. There can be no assurance that we will be able to maintain positive relationships with our existing restaurant owners or that we will be able to continue to attract, retain, and motivate sufficient numbers of qualified restaurant owners, either of which could materially and adversely affect our business and operating results. Furthermore, the success of our same-store sales growth strategy and brand reputation is dependent, among other things, on achievement of our hospitality, operational standards, and a positive overall guest experience. There can be no assurance that we and our restaurant owners will be able to continue to attract, retain and motivate sufficient numbers of qualified restaurant team members, who will be able and willing to achieve our hospitality and operational restaurant-level standards. Our restaurant owners are independent contractors and, as a result, some restaurant owners may not successfully operate restaurants in a manner consistent with our standards and requirements or comply with federal, provincial or state labour laws (including minimum wage requirements, overtime, working and safety conditions, employment eligibility and temporary foreign worker requirements), and may not be able to hire, train and retain qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by guests to our entire system, thus damaging our brand reputation and potentially affecting revenues and profitability. Our principal competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater control over their respective restaurant systems and have greater flexibility to implement operational initiatives and business strategies.
Since we receive revenues in the form of rents, royalties, and franchise fees from our restaurant owners, our revenues and profits would decline and our brand reputation could also be harmed if a significant number of restaurant owners were to: experience operational failures, including health, safety and quality assurance issues; experience financial difficulty (including bankruptcy); be unwilling or unable to pay us for food and supplies, or for royalties, rent or other fees; fail to be actively engaged in their business such that they are unable to operate their restaurants in a manner consistent with our standards; fail to enter into renewals of franchise, operating or license agreements; or experience labour shortages, including due to changes in employment eligibility requirements, the cessation or limitation of access to federal or provincial labour programs, including the temporary foreign worker program, or significant increases in labour or other costs of running their businesses. Our advertising levies may also be at risk, which could impact the magnitude and extent of our marketing initiatives. In addition, the ability of restaurant owners to finance the equipment and renovation costs or improvements and additions to existing restaurants, and our sale of restaurants to restaurant owners, are affected by economic conditions, including interest rates and the cost and availability of borrowed funds. A weakening in restaurant owner financial stability would have a negative impact on our business and may cause us to finance purchases for our restaurant owners or, if we elect not to do so or we are unable to do so, our ability to grow our business in the way we would like may be adversely impacted.
Our business activities subject us to litigation risk that could adversely affect us by subjecting us to significant monetary damages and other remedies or by increasing our litigation expense.
From time to time, we are subject to claims incidental to our business, such as “slip and fall” accidents at franchised or Company-operated restaurants, claims and disputes in connection with site development and construction of system restaurants and employment claims. In addition, class action lawsuits have been filed in the past, and may continue to be filed, against quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with their products or that certain food products contribute to obesity. Any negative publicity resulting from these claims may adversely affect our reputation, making it more difficult to attract and retain qualified restaurant owners and grow our business. We may also be subject to claims from employees, guests, and others relating to health and safety risks and conditions of our restaurants associated with design, operation, construction, site location and development, indoor or airborne contaminants and/or certain equipment utilized in operations. In addition, from time to time, we may face claims from: (a) our employees relating to employment or labour matters, including, potentially, class action suits regarding wages, discrimination, unfair or unequal treatment, harassment, wrongful termination, or overtime compensation; (b) our restaurant owners and/or operators regarding their profitability, wrongful termination of their franchise or operating (license) agreement, as the case may be, or other restaurant-owner relationship matters; (c) taxation authorities regarding tax disputes or tax positions taken by the Company; and/or (d) business partners, stakeholders or other third parties relating to intellectual property infringement claims. Furthermore, in certain of our agreements, we may agree to indemnify our business partners against any losses or costs incurred in connection with claims by a third party alleging that our services infringe the intellectual property rights of the third party. Companies have increasingly become subject to infringement threats from non-practicing organizations (sometimes referred to as ‘‘patent trolls’’) filing lawsuits for patent infringement. We, or our business partners, may become subject to claims for infringement and we may be required to indemnify or defend our business partners from such claims. We are also exposed to a wide variety of falsified or exaggerated claims due to our size and brand recognition. All of these types of matters have the potential to unduly distract management’s attention and increase costs, including costs associated with defending such claims. Our current exposure with respect to legal matters pending against us could change if determinations by judges and other finders of fact are not in accordance with management’s evaluation of the claims. Should management’s evaluations prove incorrect and such claims are successful, our exposure could exceed expectations and have a material adverse effect on our business, financial condition and results of operations. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our consolidated financial condition or results of operations may be adversely affected.
Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax attributes and treatments, including relating to certain of our corporate reorganizations, capital structure initiatives, or internal or external transactions, resulting in unanticipated costs or non-realization of expected benefits.
A taxation authority may disagree with certain views of the Company, including, for example, the allocation of profits by tax jurisdiction, and the deductibility of our interest expense, and may take the position that material income tax liabilities, interests, penalties, or other amounts are payable by us, in which case, we expect that we would contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful, the implications could be materially adverse to us and affect our effective tax rate or operating income, where applicable.
There can be no assurance that the Canada Revenue Agency (the “CRA”) and/or the U.S. Internal Revenue Service (the “IRS”) will agree with our interpretation of the tax aspects of reorganizations, initiatives, transactions, or any related matters associated therewith that we have undertaken. The CRA or the IRS may disagree with our view and take the position that material Canadian or U.S. federal income tax liabilities, interest and penalties, respectively, are payable or that our tax positions or views are invalid. If we are unsuccessful in disputing the CRA’s or the IRS’ assertions, we may not be in a position to take advantage of the effective tax rates and the level of benefits that we anticipated to achieve as a result of corporate reorganizations, initiatives and transactions, and the implications could be materially adverse to us, including an increase in our effective tax rate. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities that could have a material impact on our financial position and results of operations. Similarly, other costs or difficulties related to the reorganizations and related transactions, which could be greater than expected, could also affect our projected results, future operations, and financial condition.
Under our current corporate structure, an increase in debt levels beyond our current target of $900.0 million could result in further increases in the effective tax rate resulting from incurring additional interest expense for which we may not receive a tax benefit, and/or increases in income or withholding taxes on distributions from our Canadian operating company to our parent corporation. Addressing constraints in our corporate structure is an important consideration to maintaining our effective tax rate over the longer term, although there can be no assurance that we will be able to address these constraints in a timely or tax efficient manner. Our inability to address these constraints in a timely or efficient manner could negatively affect our projected results, future operations, and financial condition.
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
We and our restaurant owners are subject to various international, federal, state, provincial and local laws, treaties and regulations affecting our and their businesses. These laws and regulations include those regarding or relating to: zoning, land use (including the development and/or operation of drive-thru windows), transportation and traffic; health, food, sanitation and safety; taxes; privacy laws, including the collection, retention, sharing and security of data; immigration, employment and labour laws (such as the U.S. Fair Labor Standards Act and similar Canadian legislation), including some increases in minimum wage requirements that were implemented in certain provinces in Canada and states in the U.S. in 2013 and other increases in such jurisdictions that may occur in the future, that have increased, or will increase, our and our restaurant owners’ labour costs in those provinces and states; laws preventing discrimination and harassment in the workplace and providing certain civil rights to individuals with disabilities; laws affecting the design of facilities and accessibility (such as the Americans with Disabilities Act of 1990 and similar Canadian legislation); taxes; environmental matters; product safety; nutritional disclosure and regulations regarding nutritional content, including menu labeling and TFA content; advertising and marketing; record keeping and document retention procedures; and new and/or additional franchise legislation. We are also subject to applicable accounting and reporting requirements and regulations, including those imposed by Canadian and U.S. securities regulatory authorities, the NYSE and the TSX. The complexity of the regulatory environment in which we operate and the related costs of compliance are both increasing due to additional legal and regulatory requirements.
Many of our employees and our restaurant owners’ employees are subject to various minimum wage requirements. Many of our restaurants are located in provinces or states where the minimum wage was recently increased and may further increase in the future, and in other provinces or states in which increases are being considered. In addition, one-day strikes for fast-food employees in certain U.S. markets for an increase in the minimum wage may result in increases in the minimum wage which would affect all restaurant employees in these markets. Any minimum wage increases may cause an increase in prices which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
With respect to environmental laws and regulations, our operations, including our distribution and manufacturing operations and supply chain, are governed and impacted by laws, regulations, local by-laws or limitations regarding climate change, energy consumption and our management, handling, release and/or disposal of water resources, air resources, hazardous or toxic substances, solid waste and other environmental matters, including:

•
regulations regarding drive-thrus, including banning or imposing idling restrictions in drive-thrus, which could limit our ability to develop or operate restaurants with drive-thrus in certain locations and/or affect the efficiency of drive-thru locations; local building codes, which may require more expensive building materials or restaurant types as well as programs requiring greater use of recyclable materials that can be processed by the waste management industry and/or requiring contributions to residential blue box programs in Ontario, Quebec, Manitoba and British Columbia, or similar programs in the U.S. that result in increased costs because certain municipalities do not accept our recyclable packaging; and

•
regulations relating to the discharge, storage, handling, release and/or disposal of hazardous or toxic substances, particularly with respect to: certain of our operations (e.g., distribution and manufacturing); restaurant locations that were formerly gas stations or other commercial or industrial sites which utilized hazardous or toxic substances (or that are adjacent or exposed to such sites); septic systems with insufficient capacity; and treatment of well water.

In addition, third parties may make claims against owners or operators of properties for personal injuries or property damage associated with releases of hazardous or toxic substances.
As “sustainability” issues become more prevalent and accepted, there may be increased governmental, shareholder, and other stakeholder awareness and sentiment for more regulation as well as voluntarily adopted programs relating to the reduction and mitigation of environmental or other impacts. There is a possibility that, when and if enacted, the final form of such legislation or any voluntary actions taken by us in this regard would impose stricter requirements or alternative modes of conducting business, which could lead to the need for significant capital expenditures in order to meet those requirements and/or higher ongoing compliance and operating costs. Our participation in or implementation of, or our decision not to participate in or implement, certain types of programs also may have an adverse impact on our brand due to potentially negative publicity or the negative perception of stakeholders regarding our business practices and lack of willingness to demonstrate environmental leadership. Such injury to our brand and reputation may, in turn, also reduce revenues and profits. See also Item 1. Business—Sustainability and Responsibility regarding our planned activities with respect to sustainability and corporate responsibility initiatives.
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
Effective July 2, 2013, our Board of Directors appointed Mr. Marc Caira to the position of President and Chief Executive Officer. With the change in leadership, there is a risk to retention of other members of senior management, even with the existing retention program in place.
We rely extensively on systems to process transactions, summarize results and manage our business, and a disruption, failure or security breach of such networks, systems or technology could harm our ability to run our business and expose us to litigation.
Network and information systems and other technology systems are integral to retail operations at our restaurants, in our distribution facilities, at our manufacturing facilities, and at our office locations. We also rely heavily on computer systems in managing financial results. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses, phishing and other destructive or disruptive software, security breaches, catastrophic events and improper or personal usage by employees. Such an event could have an adverse impact on us and our guests, employees and restaurant owners, including a disruption of our business; disruption of corporate, distribution and manufacturing operations; guest dissatisfaction; negative publicity; loss of reputation; or a loss of guests or revenues; as well as result in our non-compliance with laws or regulations. Such an event also could result in expenditures necessary to repair or replace such networks or information systems, to protect them from similar events in the future, or to conduct a review or analysis of the circumstances. Any such event could also expose us to litigation.

In connection with our integrated financial system and our electronic payment solutions, we rely extensively on third-party suppliers to retain data, process transactions, and provide certain services. While we make every reasonable effort to confirm that these suppliers have appropriate processes and controls so that there is continuity of services and protection of data, we have no direct control over same; consequently, the possibility of failure in such third-party suppliers’ systems and processes exists. In such an event, we could experience business interruptions or privacy and/or security breaches surrounding guest, employee, supplier, restaurant owner, licensee and Company data or personal information.
We continue to enhance our integrated financial systems. These systems will integrate and exchange data with the financial systems already in place. There may be risks associated with adjusting to and supporting the new module which may impact our relations with our restaurant owners and suppliers, and the conduct of our business generally. With our use of credit payment systems, our reloadable cash card, and use of debit card and mobile payment systems, we are more susceptible to the risk of an external security breach of guest information that we or third parties under arrangements with us control (including those with whom we have strategic alliances). We could become subject to various claims, including those arising out of theft of data or hardware and fraudulent transactions in the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, guest, supplier, restaurant owner, third-party (including those with whom we have strategic alliances), licensee, business partner, or, company data or personal information. This may also result in the suspension of electronic payment processing services and fines from credit card companies or regulatory authorities. This could harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data.
Any failures or inadequacies of our security measures or systems could damage our brand reputation and result in an increase in service charges, suspension of service, lost sales, fines, or lawsuits, as well as expose us to significant unreserved losses, which could result in an earnings and share price decline. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our consolidated financial condition or results of operations may be adversely affected.
Fluctuations in U.S. and Canadian dollar exchange rates can affect our results, as well as the price of common shares and certain dividends we pay.
The majority of our operations, income, revenues, expenses and cash flows are in Canadian dollars and we report our results in Canadian dollars. When the U.S. dollar falls in value relative to the Canadian dollar, any profits reported by our U.S. business contribute less to (or, for losses, do not impact as significantly) our consolidated Canadian dollar earnings because of the weaker U.S. dollar. Conversely, when the U.S. dollar increases in value relative to the Canadian dollar, any profits reported by our U.S. business contribute more to (or, for losses, impact more significantly) our consolidated Canadian dollar earnings because of the stronger U.S. dollar.
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
Canadian dollars drive our earnings per share; accordingly, our earnings per share may be translated into U.S. dollars by analysts and others. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars, and we declare dividends in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the share price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Report for additional information regarding the currency conversion process for dividends.
We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and branded products.
The success of our business depends on our continued ability to use our existing trademarks, service marks, and other components of our brand in order to increase brand awareness and further develop branded products in the U.S. and Canadian markets, as well as in international markets in which we have expanded or may wish to expand in the future. We may not be able to adequately protect our trademarks, and use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants, suppliers or other business partners may breach their contractual obligations not to reveal our confidential information, including trade secrets. There can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.
Although we monitor and restrict restaurant owner, operator and licensee activities through our franchise, operator and license agreements, restaurant owners, operators and licensees may refer to our brands improperly in public statements to the media or public, writings or conversation, resulting in the dilution or damage of our intellectual property and brand. Restaurant owner, operator and licensee non-compliance with the terms and conditions of our franchise, operator and license agreements may reduce the overall goodwill of our brand, whether through the failure to meet health and safety standards, or to engage in quality control or maintain product consistency, or through participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in guest confusion or dilution. Any reduction or dilution of our brand’s goodwill, or any guest confusion, is likely to impact sales, and could materially and adversely impact our business and operating results.
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
As at December 29, 2013, we owned or leased the land or building for a substantial majority of our full-service system restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing the real estate. In particular, the value of our real estate assets could decrease, and/or our costs could increase, because of changes in the investment climate for real estate, demographic trends, demand for restaurant sites and other retail properties, and exposure to or liability associated with environmental contamination and reclamation, as further discussed above under “Our business is subject to various laws and regulations and changes in such laws and regulations and/or failure to comply with existing or future laws and regulations, or our planning initiatives related to such laws and regulations, could adversely affect us and our shareholders and expose us to litigation, damage our brand reputation or lower profits.”
We lease land generally for initial terms of 10 to 20 years. Most of our leases provide for rent increases over the term of the lease and require us to pay all of the costs of insurance, taxes, maintenance, utilities, and other property-related costs. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the rent, insurance, taxes, maintenance, utilities, and other property-related costs for the balance of the lease term. Certain leases may limit our ability to cease operations at a particular location, making it more costly to close undesirable locations. In addition, as leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.
Typically the costs of insurance, taxes, maintenance, utilities, and other property-related costs due under a prime lease with a third-party landlord are passed through to the restaurant owner under our sublease. If the restaurant owner fails to perform the obligations passed through under their sublease, we will be required to perform those obligations pursuant to the prime lease. In addition, the rent the restaurant owner pays to the Company under the sublease is generally based on a percentage of gross sales. If gross sales at a certain restaurant are less than the Company projects, we may pay more rent to a third-party landlord under the prime lease than we receive from the restaurant owner under the sublease. These events could result in an inability to fully recover from the restaurant owner expenses incurred on leased properties, resulting in increased leasing and operational costs to the Company.
A downgrade of our credit rating could adversely affect our cost of funds, liquidity and access to capital markets.
Failure to maintain our credit rating could adversely affect our cost of funds, liquidity and access to capital markets. Although we have indicated our intent to target maintenance of an investment grade credit rating, ratings are evaluated and determined by independent third parties and may be impacted by events both outside of our control as well as significant decisions made by us, including major acquisitions or divestitures. Credit rating agencies perform independent analysis when assigning credit ratings and such analysis includes a number of criteria, including, but not limited to, various financial tests, business composition, and market and operational risks. The credit rating agencies continually review the criteria for industry sectors and various credit ratings. Accordingly, such criteria may change from time to time. A downgrade of our credit rating may limit our access to capital markets and increase our cost of borrowing under debt facilities or future note issuances. In addition, if our rating agency were to downgrade our credit rating, the instruments governing our future indebtedness could impose additional restrictions on our ability to make capital expenditures or otherwise limit our flexibility in planning for, or reacting to changes in our business and the industry in which we operate and our ability to take advantage of potential business opportunities. These modifications could also require us to meet more stringent financial ratios and tests or could require us to grant a security interest in our assets to secure the indebtedness in the future. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, then one or more events of default, including defaults between multiple components of our indebtedness, could result and the payment of principal and interest due and payable on our outstanding senior notes may become accelerated. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. The lack of access to cost-effective capital resources, an increase in our financing costs, or a breach of debt instrument covenants, could have an adverse effect on our business, financial condition, or future results. A downgrade in our credit rating could also affect the value and marketability of our outstanding notes.
Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the ratings agencies and there can be no assurance that we will be able to maintain our credit rating even if we meet or exceed their criteria, or that other credit rating agencies will assign us similar ratings.
Our operating results and financial condition could be adversely impacted by challenging economic conditions.
Our operating results and financial condition are sensitive to and dependent upon discretionary spending by guests, which may be affected by uncertainty in general economic conditions that could drive down demand for our products and result in fewer transactions or decreased average cheque per transaction at our restaurants. We cannot predict the timing or duration of challenging economic conditions or the timing or strength of a full economic recovery, and many of the effects and consequences of these conditions are currently unknown. Any one or all of them could have an adverse effect on our business, results of operations, financial condition, liquidity and/or capital resources.
Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.
In fiscal 2011, we granted a master license for the development of Tim Hortons restaurants in the GCC. The licensee is expected to open and operate up to 120 multi-format restaurants by 2016, which includes the 38 restaurant locations that were open for business by the end of 2013. In fiscal 2013, we granted a five year master license for the development of at least 100 multi-format restaurants in Saudi Arabia with the same licensee. There can be no assurance that our international licensee will satisfy its development commitments to open the number of Tim Hortons restaurants stated in the master license agreements. We may grant additional master licenses to licensees in other international markets in the future. International licensees may fail to meet their development commitments or may open restaurants more slowly than forecasted at the time such master license agreements are entered into, which would impact the level of expected financial return from such agreements.
Expansion into new international markets carries risks similar to those risks described above relative to expansion into new North American markets, many of which may be more pronounced in markets outside Canada and the U.S. due to cultural, political, legal, economic, regulatory and other conditions and differences. In addition, our international business operations are subject to further legal, accounting, tax and regulatory risks associated with doing business internationally, including: tariffs, quotas, other trade protection measures; import or export regulations and licensing requirements; foreign exchange controls; restrictions on our ability to own or operate or repatriate profits from our subsidiaries, and/or make investments or acquire new businesses in foreign jurisdictions; difficulties in enforcement of contractual obligations governed by non-Canadian or non-U.S. law due to differing interpretation of rights and obligations in connection with international franchise or licensing agreements; difficulties collecting royalties from international restaurant owners; compliance with multiple and potentially conflicting laws; new and potentially untested laws and judicial systems; reduced or diminished protection of intellectual property; theft or misuse of our intellectual property; and our business partners’ compliance with anti-corruption laws.

Catastrophic events may disrupt our business.
Unforeseen events, including war, armed conflict, terrorism and other international, regional or local instability or conflicts (including labour issues), embargos, trade barriers, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as the avian, H1N1 or norovirus flu), natural disasters such as flooding, earthquakes, hurricanes, or other adverse weather and climate conditions, whether occurring in Canada, the U.S. or abroad, could disrupt our operations; disrupt the operations of our restaurant owners, licensees, suppliers, or guests; or, result in civil disturbances and political or economic instability. For instance, guests might avoid public gathering places in the event of a health pandemic, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible to adequately staff our restaurants, receive products from suppliers, deliver products to our restaurant owners on a timely basis, or perform functions at the corporate level; and, otherwise impede our ability to continue our business operations in a manner consistent with the level and extent of our business activities prior to the occurrence of the unexpected event or events. The impact of a health pandemic, in particular, might be disproportionately greater on us than on other companies that depend less on the gathering of people for the sale of their products. Although some losses may be covered by insurance, if there are significant losses that are not covered, or there is a delay in receiving insurance proceeds, or the proceeds are insufficient to offset our losses fully, our consolidated financial condition or results of operations may be adversely affected.
Our articles, by-laws, shareholder rights plan and certain Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.
Certain provisions of our articles of incorporation and by-laws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control, and limit the price that certain investors might be willing to pay for our common shares. Our articles authorize our Board of Directors to issue an unlimited number of preferred shares, which are commonly referred to as “blank cheque” preferred shares and, therefore, our Board of Directors may designate and create the preferred shares as shares of any series and determine the respective rights and restrictions of any such series. The rights of the holders of our common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could delay, deter, or prevent a change in control and could adversely affect the voting power or economic value of the common shares.
In addition, our by-laws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. Furthermore, under these provisions, directors may be removed by the Board after its consideration of a majority shareholder vote at a meeting of shareholders. For a further description of these provisions, see our articles, by-laws, and the Canada Business Corporations Act.
Pursuant to our shareholder rights plan (the “Rights Plan”), one right to purchase a common share (a “Right”) has been issued in respect of each of the outstanding common shares and an additional Right will be issued in respect of each additional common share issued prior to the Separation Time (as defined in the Rights Plan). The purpose of the Rights Plan is to provide holders of our common shares, and our Board of Directors, with the time necessary so that, in the event of a take-over bid (generally referred to as a “tender offer” in the U.S.) for our Company, alternatives to the bid which may be in the best interests of our Company are identified and fully explored. The Rights Plan can potentially impose a significant penalty on any person or group that acquires, or begins a tender or exchange offer that would result in such person acquiring, 20.0% or more of the outstanding common shares. See Exhibit 4(a) to this Report for reference to our Rights Plan, which is also described in more detail in the Notes to our Consolidated Financial Statements contained in this Report.
The Investment Canada Act requires that a “non-Canadian,” as defined therein, file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a Canadian business, where prescribed financial thresholds are exceeded. Otherwise, there are no limitations either under the laws of Canada or in our articles on the rights of non-Canadians to hold or vote our common shares.
Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Item 1B.     Unresolved Staff Comments
None.

Item 2. Properties
We have construction and site management personnel who oversee the construction of the restaurants we develop by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. Tim Hortons restaurants operate in a variety of formats. A standard Tim Hortons restaurant is a free-standing building typically ranging in size from 1,000 to 3,080 square feet, with a dining room and drive-thru window. Each of these restaurants typically includes a kitchen capable of supplying, among other things, fresh baked goods throughout the day. We also have non-standard restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations, drive-thru-only units on smaller pieces of property, and full-serve sites and carts located in sports arenas and stadiums that operate only during events with a limited product offering. These units typically average between 150 to 1,000 square feet. Some of the drive-thru-only units, kiosks, and carts also have bakery production facilities on site.
“Combination restaurants” that include Tim Hortons and Wendy’s restaurants in single free-standing units, typically average about 5,780 square feet. For additional information regarding combination restaurants, see Item 1. Business—Operations—Combination restaurants, an ongoing relationship with Wendy’s.
As at December 29, 2013, the number of Tim Hortons restaurants, both standard and non-standard locations across Canada, the U.S. and the GCC, totaled 4,485, with standard restaurants comprising 68.7% of the total. For purposes of the foregoing, we have included self-serve kiosks as “non-standard locations.” As at December 29, 2013, all but 16 of the Tim Hortons restaurants were franchise-operated. Of the 4,469 franchised restaurants, 796 were sites owned by the Company and leased to restaurant owners, 2,625 were leased by us, and in turn, subleased to restaurant owners, with the remainder, including all self-serve locations, either owned or leased directly by the restaurant owner. Our land or land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements, we have the option to purchase or right of first refusal to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 0.75% to 13.0%) of annual sales in excess of specified base rental amounts.

The following tables illustrate Tim Hortons system restaurant locations by type, and whether they are operated by the Company or our restaurant owners, as at December 29, 2013.
Company and Franchised Locations

Canadian Locations by Province/Territory	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
Alberta	—	237	—	92	21	350
British Columbia	—	226	—	66	28	320
Manitoba	2	61	2	34	5	104
New Brunswick	—	100	—	14	—	114
Newfoundland and Labrador	—	46	—	10	1	57
Nova Scotia	1	137	—	29	5	172
Northwest Territories	—	1	—	—	—	1
Nunavut	—	—	—	—	5	5
Ontario	5	1,197	1	526	61	1,790
Prince Edward Island	—	13	—	7	—	20
Quebec	3	465	—	108	6	582
Saskatchewan	—	54	—	15	2	71
Yukon	—	2	—	—	—	2
Canada	11	2,539	3	901	134	3,588

% of restaurants that are standard—Canada        71.1%

United States Locations by State	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
California	—	—	—	3	—	3
Delaware	—	—	—	1	—	1
Florida	—	—	—	2	—	2
Indiana	—	1	—	—	—	1
Kentucky	—	2	—	2	—	4
Maine	—	22	—	4	—	26
Maryland	—	—	—	2	—	2
Michigan	—	185	—	39	4	228
New Jersey	—	—	—	2	—	2
New York	—	147	—	96	162	405
North Dakota	—	1	—	1	—	2
Ohio	1	121	—	19	—	141
Pennsylvania	1	14	—	5	15	35
Virginia	—	1	—	1	—	2
West Virginia	—	5	—	—	—	5
United States	2	499	—	177	181	859

% of restaurants that are standard—U.S.        58.3%

Gulf Cooperation Council Locations by Country	Standard		Non-Standard		Self-Serve Kiosks
	Company	Franchise	Company	Franchise	Franchise	Total
United Arab Emirates	—	28	—	6	—	34
Oman	—	2	—	—	—	2
Kuwait	—	1	—	—	—	1
Qatar	—	1	—	—	—	1
Total	—	32	—	6	—	38

% of restaurants that are standard—GCC        84.2%
% of restaurants that are standard—Systemwide    68.7%

Republic of Ireland and United Kingdom Locations	Non-Standard
	Self-Serve Kiosks	Full-Service Locations	Total
Republic of Ireland(1)	193	3	196
United Kingdom(1)	59	—	59
Total	252	3	255
_____________

(1)
Represents licensed self-serve kiosks and full-serve locations primarily located in gas and convenience locations. See Item 1. Business—Operations—Restaurant development. These locations are not included in our Canadian, U.S. or GCC restaurant counts, but are described, as set forth in the table above, separately by country.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of the facilities. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Square Footage
Rochester, New York (U.S. coffee roasting facility)	Manufacturing	Leased	38,000
Oakville, Ontario (fondant and fills facility)	Manufacturing	Owned	36,650
Hamilton, Ontario (Canadian coffee roasting facility)	Manufacturing	Owned	76,000
Guelph, Ontario	Distribution/Office	Owned	191,679
Calgary, Alberta	Distribution/Office	Owned	35,500
Debert, Nova Scotia	Distribution/Office	Owned	28,000
Langley, British Columbia	Distribution/Office	Owned	27,500
Kingston, Ontario	Distribution/Office	Owned	135,080
Montreal, Quebec	Distribution/Office	Leased	30,270
Oakville, Ontario	Warehouse	Owned	37,000
Oakville, Ontario	Offices	Owned	153,060
Dublin, Ohio	Office	Leased	23,614
Lachine, Quebec	Office	Owned	5,000
Lachine, Quebec	Office	Leased	8,000
Williamsville, New York	Office	Leased	< 2,500
Brighton, Michigan	Office	Leased	< 2,500
Vaudreuil Dorion, Quebec	Warehouse/Office	Leased	12,500

Item 3. Legal Proceedings
On June 12, 2008, a claim was filed against the Company and certain of its affiliates in the Ontario Superior Court of Justice (the “Court”) by two of its franchisees, Fairview Donut Inc. and Brule Foods Ltd., alleging, generally, that the Company’s Always Fresh baking system and expansion of lunch offerings led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, asserted damages of approximately $1.95 billion. Those damages were claimed based on breach of contract, breach of the duty of good faith and fair dealing, negligent misrepresentations, unjust enrichment and price maintenance. The plaintiffs filed a motion for certification of the putative class in May of 2009, and the Company filed its responding materials as well as a motion for summary judgment in November 2009. The two motions were heard in August and October 2011. On February 24, 2012, the Court granted the Company’s motion for summary judgment and dismissed the plaintiffs’ claims in their entirety. All avenues of appeal were exhausted in fiscal 2013.
Reserves related to the resolution of legal proceedings are included in the Company’s Consolidated Balance Sheets as a liability under “Accounts payable.” As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings. Refer also to Item 1A. Risk Factors.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity             Securities
The Company’s common shares are traded on the Toronto Stock Exchange (“TSX”) and New York Stock Exchange (“NYSE”) (trading symbol: THI). The following tables set forth the High, Low and Close prices of the Company’s common shares on the NYSE and TSX commencing with the first quarter 2012, as well as the dividends declared per share for such period.
Market Price of Common Shares on the Toronto Stock Exchange and New York Stock Exchange(1)

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2012 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended April 4)	$54.92	$47.36	$53.36	$55.31	$46.55	$53.54
Second Quarter (Ended July 4)	$57.91	$56.90	$53.67	$58.47	$50.43	$52.64
Third Quarter (Ended September 30)	$55.73	$49.62	$51.16	$55.02	$49.59	$52.03
Fourth Quarter (Ended December 30)	$52.60	$45.11	$48.51	$53.91	$45.41	$48.68

	Toronto Stock Exchange (Cdn.$)			New York Stock Exchange (US$)
2013 Fiscal Year	High	Low	Close	High	Low	Close
First Quarter (Ended March 31)	$55.50	$47.83	$55.21	$54.62	$47.76	$54.32
Second Quarter (Ended June 30)	$58.85	$53.25	$56.88	$58.01	$51.86	$54.13
Third Quarter (Ended September 29)	$61.52	$56.06	$59.45	$59.72	$53.74	$57.70
Fourth Quarter (Ended December 29)	$64.18	$58.67	$62.29	$61.46	$56.77	$58.19
________________

(1)	Source: FactSet
As at February 21, 2014, there were 138,165,308 common shares outstanding, of which 293,816 were owned by The TDL RSU Employee Benefit Plan Trust.
Dividends Declared Per Common Share (Cdn.$)

2012 Fiscal Year
First Quarter (Declared February 2012)	$0.21
Second Quarter (Declared May 2012)	$0.21
Third Quarter (Declared August 2012)	$0.21
Fourth Quarter (Declared November 2012)	$0.21

2013 Fiscal Year
First Quarter (Declared February 2013)	$0.26
Second Quarter (Declared May 2013)	$0.26
Third Quarter (Declared August 2013)	$0.26
Fourth Quarter (Declared November 2013)	$0.26
The Company declares and pays dividends in Canadian dollars, eliminating the foreign exchange exposure for our shareholders ultimately receiving Canadian dollars. For U.S. beneficial shareholders, however, CDS Clearing and Depository Services Inc. (“CDS”) will convert, and for U.S. registered shareholders, we will convert, the Canadian dividend amounts into U.S. dollars based on exchange rates prevailing at the time of conversion and pay such dividends in U.S. dollars. Shareholders ultimately receiving U.S. dollars are exposed to foreign exchange risk from the date the dividend is declared until the date CDS or we, as applicable, convert the dividend payment to U.S. dollars.

All dividends paid by the Company after September 28, 2009, unless otherwise indicated, are designated as eligible dividends for Canadian tax purposes in accordance with subsection 89(14) of the Income Tax Act (Canada), and any applicable corresponding provincial and territorial provisions. The Income Tax Act (Canada) requires the Company to deduct and withhold tax from all dividends remitted to non-residents. According to the Canada-U.S. Income Convention (tax treaty), the Company has deducted a withholding tax of 15% on dividends paid to residents of the U.S. after September 28, 2009, except in the case of a company that owns 10% of our voting stock. In the latter case, the withholding tax, if applicable, would be 5%.
In fiscal 2013, our Board of Directors approved an increase in the quarterly dividend from Cdn.$0.21 to Cdn.$0.26 per common share based on our dividend payout range of 35% to 40% of prior year, normalized annual net income attributable to Tim Hortons Inc., which is net income attributable to Tim Hortons Inc. adjusted for certain items, such as gains on divestitures, tax impacts and certain asset impairments that affect our annual net income attributable to Tim Hortons Inc. In February 2014, our Board of Directors approved a 23.1% increase in the quarterly dividend from $0.26 per common share to $0.32 per common share for the first quarter of 2014. Notwithstanding the recent increase in our dividend, the declaration and payment of all future dividends remain subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other factors the Board may consider relevant when making dividend determinations.
Each of the Revolving Bank Facilities contains limitations on the payment of dividends by the Company. The Company may not make any dividend distribution unless, at the time of, and after giving effect to the aggregate dividend payment, the Company is in compliance with the financial covenants contained in the Revolving Bank Facilities and there is no default outstanding under the senior credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.

Shareholders
As of February 21, 2014, we had approximately 43,402 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by our transfer agent, Computershare Trust Company of Canada.
See Item 8. Financial Statements—Note 18 Common Shares for information on related shareholder matters.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,502,663	$47.11	1,397,337
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,502,663	$47.11	1,397,337
________________

(1)
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provided that an aggregate of 2.9 million common shares may be awarded as restricted stock, stock units, stock options, stock appreciation rights (“SARs”), performance shares, performance units, dividend equivalent rights, and/or share awards. The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) was adopted as a result of the substantial completion of the 2006 Plan. The 2012 Plan authorizes up to a maximum of 2.9 million common shares (representing 1.8% of our issued and outstanding common shares as of March 13, 2012) for grants of stock options, restricted stock, stock appreciation rights, dividend equivalent rights, performance shares, performance units, share awards and stock units (collectively, “Awards”). Common shares that were never subject to awards granted under the 2006 Plan and remained available to be granted under the 2006 Plan as of May 10, 2012 (the “Effective Date”), as well as common shares that are subject to outstanding awards granted under the 2006 Plan but that are forfeited or otherwise cease to be subject to such awards following the Effective Date (other than to the extent they are exercised for or settled in vested and non-forfeitable common shares) shall be transferred to and may be made available as Awards under the 2012 Plan, provided that the aggregate number of common shares authorized for grants of Awards under the 2012 Plan shall not exceed 2.9 million common shares. Accordingly, notwithstanding that the terms of the 2006 Plan shall continue to govern awards granted under the 2006 Plan (all of which were granted prior to the Effective Date), following the Effective Date: (i) no further awards will be made under the 2006 Plan, and (ii) an aggregate maximum of 2.9 million common shares will be authorized under both the 2006 Plan and the 2012 Plan. Included in the 1,502,663 total number of securities in column (a) above are approximately 306,932 restricted stock units (“RSUs,” including RSUs subject to performance conditions) (consisting of 31,017 and 275,915 RSUs under the 2006 Plan and the 2012 Plan, respectively), subject to vesting requirements, and dividend equivalent rights associated with the RSUs and 1,195,731 stock options and related SARs (consisting of 602,315 and 593,416 stock options and SARs under the 2006 Plan and the 2012 Plan, respectively). Of the 1,195,731 options/SARs outstanding at December 29, 2013, only 573,860 were exercisable as of that date due to vesting requirements. Historically, SARs have been cash-settled and associated options cancelled and RSUs have been settled by way of an open market purchase by an agent of the Company on behalf of the eligible employee or by way of disbursement of shares from The TDL RSU Employee Benefit Plan Trust. See Item 8. Financial Statements—Note 19 Stock-Based Compensation.

(2)
The average exercise price in this column is based only on stock options and related SARs, as RSUs (including P+RSUs) have no exercise price required to be paid by the recipient upon vesting and settlement.

Performance Graph
The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on the TSX and NYSE as measured by (i) the change in the Company’s share price from December 26, 2008 to December 27, 2013, and (ii) the reinvestment of dividends at the closing price on the dividend payment date, against the cumulative total return of the S&P/TSX Composite Index, S&P/TSX Consumer Discretionary Index, and S&P 500. The information provided under the heading “Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

CUMULATIVE TOTAL RETURN (1)
Assuming an investment of US/CDN $100 and reinvestment of Dividends

$340.0
$290.0
$240.0
$190.0
$140.0
$90.0
$40.0
26-Dec-08
31-Dec-09
31-Dec-10
30-Dec-11
28-Dec-12
27-Dec-13
S&P/TSX Composite Index (Cdn.$)(2)
S&P/TSX Consumer Discretionary Index (Cdn.$)(2)
S&P 500 (U.S.$)
Tim Hortons Inc. (TSX)
Tim Hortons Inc. (NYSE)

	26-Dec-08	31-Dec-09	31-Dec-10	30-Dec-11	28-Dec-12	27-Dec-13
S&P/TSX Composite Index (Cdn.$)(2)	$100.0	$146.3	$172.0	$157.1	$166.8	$189.7
S&P/TSX Consumer Discretionary Index (Cdn.$)(2)	$100.0	$125.4	$157.4	$133.1	$161.4	$232.0
S&P 500 (U.S.$)	$100.0	$152.6	$186.1	$185.9	$214.8	$296.4
Tim Hortons Inc. (TSX)	$100.0	$98.1	$127.3	$155.1	$155.0	$202.7
Tim Hortons Inc. (NYSE)	$100.0	$112.3	$153.8	$183.4	$187.4	$228.1
________________

(1)
The majority of the Company’s operations, income, revenues, expenses, and cash flows are in Canadian dollars, and the Company reports financial results in Canadian dollars. As a result, our Canadian-dollar earnings per share may be translated to U.S. dollars by investors, analysts and others. Fluctuations in the foreign exchange rates between the U.S. and Canadian dollar can affect the Company’s share price. See Item 1A. Risk Factors—Fluctuations in U.S. and Canadian dollar exchange rates can affect our results, as well as the price of common shares and certain dividends we pay. The primary cause of the appreciation in the U.S. dollar share price relative to the Canadian share price during 2009, 2010 and 2012 is the percentage by which Canadian dollar appreciated against the U.S. dollar as noted below. Conversely, in 2008, 2011 and 2013, the Canadian dollar depreciated relative to the U.S. dollar by the percentages set forth below causing the opposite effect, resulting in a decline in the U.S. dollar share price as a result of currency fluctuations that are not directly attributable to changes in the Company’s underlying business or financial condition aside from the impact of foreign exchange.

Year	F/X Change Cdn.$ compared to US$
2008	(23)%
2009	13%
2010	5%
2011	(2)%
2012	2%
2013	(7)%
(2)  Since September 29, 2006, the Company has been included in the S&P/TSX Composite Index and the S&P/TSX Consumer Discretionary Index.

Sales and Repurchases of Equity Securities
The following table presents the Company’s repurchases of its common shares for each of the three periods included in the fourth quarter ended December 29, 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
Monthly Period #10 (September 30, 2013 – November 3, 2013)	1,966,350	$61.15	1,966,350	8,990,750
Monthly Period #11 (November 4, 2013 – December 1, 2013)	3,514,877	$60.91	3,506,048	5,484,702
Monthly Period #12 (December 2, 2013 – December 29, 2013)	2,321,000	$62.27	2,321,000	3,163,702
Total	7,802,227	$61.31	7,793,398	3,163,702
________________

(1)	Based on settlement date.

(2)	Inclusive of commissions paid to the broker to repurchase the common shares.

(3)
On February 21, 2013, we announced that we obtained regulatory approval from the TSX to commence a new share repurchase program (“2013 Program”), not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TSX rules, but subject to a cap of $250.0 million in the aggregate. On August 8, 2013, the Company obtained regulatory approval to amend the 2013 Program to remove the former maximum dollar cap of $250.0 million. The 2013 Program began on February 26, 2013 and was terminated in February 2014 as the 10% public float maximum was reached. Common shares purchased pursuant to the 2013 Program were canceled.

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

	Fiscal Years(1)(2)
	2013	2012	2011	2010	2009
	(in thousands, except per share data, number of restaurants, and otherwise where noted)
Consolidated Statements of Operations Data
Revenues
Sales	$2,265,884	$2,225,659	$2,012,170	$1,755,244	$1,704,065
Franchise revenues:
Rents and royalties(3)	821,221	780,992	733,217	687,039	644,755
Franchise fees	168,428	113,853	107,579	94,212	90,033
	989,649	894,845	840,796	781,251	734,788
Total revenues	3,255,533	3,120,504	2,852,966	2,536,495	2,438,853
Corporate reorganization expenses	11,761	18,874	—	—	—
De-branding costs(4)	19,016	—	—	—	—
Asset impairment and closure costs, net(5)	2,889	(372)	372	28,298	—
Other costs and expenses	2,600,772	2,507,477	2,283,119	1,997,034	1,913,251
Total costs and expenses	2,634,438	2,525,979	2,283,491	2,025,332	1,913,251
Gain on sale of interest in Maidstone Bakeries(6)	—	—	—	361,075	—
Operating income	621,095	594,525	569,475	872,238	525,602
Interest expense, net	35,466	30,413	25,873	24,180	19,184
Income before income taxes	585,629	564,112	543,602	848,058	506,418
Income taxes	156,980	156,346	157,854	200,940	186,606
Net income	$428,649	$407,766	$385,748	$647,118	$319,812
Net income attributable to non controlling interests	$4,280	$4,881	$2,936	$23,159	$23,445
Net income attributable to Tim Hortons Inc.	$424,369	$402,885	$382,812	$623,959	$296,367
Diluted earnings per common share attributable to Tim Hortons Inc.	$2.82	$2.59	$2.35	$3.58	$1.64
Weighted average number of common shares outstanding – diluted	150,622	155,676	162,597	174,215	180,609
Dividends per common share	$1.04	$0.84	$0.68	$0.52	$0.40
Consolidated Balance Sheets Data
Cash and cash equivalents	$50,414	$120,139	$126,497	$574,354	$121,653
Restricted cash and cash equivalents and Restricted investments	$155,006	$150,574	$130,613	$105,080	$80,815
Total assets	$2,433,823	$2,284,179	$2,203,950	$2,481,516	$2,094,291
Long-term debt and capital leases(7)	$981,851	$531,484	$457,290	$437,348	$411,694
Total liabilities	$1,672,304	$1,094,088	$1,049,517	$1,039,074	$838,605
Total equity	$761,519	$1,190,091	$1,154,433	$1,442,442	$1,255,686

	Fiscal Years(1)(2)
	2013	2012	2011	2010	2009
	(in thousands, except per share data, number of restaurants, and otherwise where noted)
Other Financial Data
EBITDA attributable to Tim Hortons Inc.(8)	$764,579	$714,485	$678,997	$956,532	$599,939
Capital expenditures (including Canadian Advertising Fund)	$242,970	$235,808	$181,267	$132,912	$160,458
Operating margin(9) (%)	19.1%	19.1%	20.0%	34.4%	21.6%
Other Operating Data
Total systemwide sales growth(10)(11)	4.7%	6.9%	7.4%	6.2%	7.9%
Systemwide restaurant unit growth(11)	5.1%	6.3%	7.1%	4.8%	4.1%
Canada average same-store sales growth(11)	1.1%	2.8%	4.0%	4.9%	2.9%
U.S. average same-store sales growth(11)	1.8%	4.6%	6.3%	3.9%	3.2%
Total system restaurants franchised (%)	99.6%	99.5%	99.6%	99.5%	99.5%
Restaurants open at end of year – Canada
Standard(12)	2,550	2,454	2,373	2,279	2,193
Non-standard(13)	904	858	803	757	724
Self-serve kiosk(13)	134	124	119	112	98
Total Canada	3,588	3,436	3,295	3,148	3,015
Restaurants open at end of year – U.S.
Standard(12)	501	478	435	405	422
Non-standard(13)	177	147	115	74	54
Self-serve kiosk(13)	181	179	164	123	87
Total U.S.	859	804	714	602	563
Total North America	4,447	4,240	4,009	3,750	3,578
Average sales per standard restaurant:(11)(12)
Canada	$2,177	$2,170	$2,129	$2,070	$2,025
U.S. (U.S. dollars)	$1,089	$1,095	$1,069	$978	$957
U.S. (Canadian dollars)	$1,125	$1,096	$1,059	$1,012	$1,097
Average sales per non-standard restaurant:(11)(13)
Canada	$907	$891	$870	$830	$794
U.S. (U.S. dollars)	$434	$449	$451	$459	$426
U.S. (Canadian dollars)	$448	$449	$447	$475	$488
 ________________

(1)	Fiscal years include 52 weeks, except for fiscal 2009, which included 53 weeks.

(2)
Our selected historical consolidated financial data has been derived from our audited financial statements for the years ended December 29, 2013, December 30, 2012, January 1, 2012, January 2, 2011 and January 3, 2010.

(3)
Rents and royalties revenues includes advertising levies primarily associated with the Canadian Advertising Fund’s program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment in our restaurants (“Expanded Menu Board Program”).

Franchised restaurant sales are reported to us by our restaurant owners and are not included in our Consolidated Financial Statements, other than Non-owned restaurants consolidated pursuant to applicable accounting rules. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales for the last five years were:

	Fiscal Years(1)(2)
	2013	2012	2011	2010	2009
	(in thousands)
Franchised restaurant sales:
Canada (Canadian dollars)	$6,152,096	$5,907,481	$5,564,263	$5,181,831	$4,880,934
U.S. (U.S. dollars)	$586,515	$532,214	$472,969	$439,227	$409,882

(4)
In Canada, after evaluation of strategic considerations and the overall performance of the Cold Stone Creamery® business in Tim Hortons locations, we made the decision to remove the Cold Stone Creamery brand from Tim Hortons restaurants in Canada, and recognized a related charge in fiscal 2013 as a result of this initiative.

(5)
In fiscal 2010, we recognized an impairment in our Portland, Providence and Hartford markets, and closed 34 restaurants and 18 self-serve kiosks in our Hartford and Providence markets and two restaurants in our Portland market.

(6)	The Company sold its 50% joint-venture interest in Maidstone Bakeries in October 2010.

(7)	Long-term debt includes long-term debt associated with the Canadian Advertising Fund’s Expanded Menu Board Program and capital leases, including their current portions.

(8)
Net income before interest, taxes, depreciation and amortization (“EBITDA”) attributable to Tim Hortons Inc. is defined as EBITDA after deducting EBITDA attributable to variable interest entities (“VIEs”), which is EBITDA attributable to non controlling interests associated with our non-owned restaurants consolidated pursuant to applicable accounting rules, and any EBITDA attributable to our advertising funds. EBITDA is used by management as a performance measure for benchmarking against our peers and our competitors. We believe EBITDA is meaningful and helpful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry. EBITDA is not a recognized term under U.S. GAAP. In addition, our Revolving Bank Facilities require us to maintain certain financial ratios which require us to calculate and monitor EBITDA. EBITDA should not be viewed in isolation and does not purport to be an alternative to operating income or net income as an indicator of operating performance or as an alternative to cash flows from operating activities as a measure of liquidity. There are material limitations associated with making the adjustments to calculate EBITDA and using this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, EBITDA does not include:

•	interest expense, and because we have borrowed money for various corporate purposes, interest expense is a necessary element of our costs;

•	depreciation and amortization expense, and because we use property and equipment, depreciation and amortization expense is a necessary element of our costs; and

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate.
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
EBITDA should not be considered a measure of income generated by our business. Our management compensates for these limitations by relying primarily on GAAP results, and by using EBITDA on a supplemental basis.The following table is a reconciliation of EBITDA to our net income and operating income:

	Fiscal Years(1)(2)
	2013	2012	2011	2010	2009
	(in thousands)
Net income	$428,649	$407,766	$385,748	$647,118	$319,812
Interest expense, net	35,466	30,413	25,873	24,180	19,184
Income tax expense	156,980	156,346	157,854	200,940	186,606
Operating income	621,095	594,525	569,475	872,238	525,602
Depreciation and amortization	161,809	132,167	115,869	118,385	113,475
EBITDA*	782,904	726,692	685,344	990,632	639,077
EBITDA attributable to VIEs	18,325	12,207	6,347	34,091	39,138
EBITDA attributable to Tim Hortons Inc.	$764,579	$714,485	$678,997	$956,532	$599,939
* EBITDA includes and has not been adjusted for the de-branding costs in fiscal 2013 other than related depreciation and amortization, Corporate reorganization expenses in fiscal 2013 and 2012, asset impairment and closure costs, net, in fiscal 2013, 2012, 2011 and 2010, and items related to the sale of Maidstone Bakeries in fiscal 2010.

(9)	Operating margin represents operating income expressed as a percentage of Total revenues.

(10)
Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. U.S. dollar sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from the Republic of Ireland and the United Kingdom licensed locations.

(11)
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

(12)	Our standard restaurant typically measures between 1,000 to 3,080 square feet, with a dining room and drive-thru service. Standard restaurants comprised 68.7% of our system as at December 29, 2013.

(13)
Our non-standard restaurants include small, full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, gas and convenience locations, including full-serve sites located in sports arenas and stadiums that operate only during events with a limited product offering. See Item 1. Business—Operations—Restaurant formats for further information. Included in our U.S. non-standard restaurant counts as at December 29, 2013 are 44 event sites. On average, 25 of these sites were operating during fiscal 2013 and had annual average unit volumes of approximately $92 thousand. These sites are important as they heighten brand awareness in our developing markets by exposing the brand to a large number of guests and encourage trial as we generally have product exclusivity at these locations. Non-standard restaurants comprised 31.3% of our total system as at December 29, 2013.

Average unit volumes for non-standard restaurants exclude volumes from self-serve kiosks. Self-serve kiosks differ in size and product offering and, as a result, have significantly different economics than our full-serve standard and non-standard restaurants, including substantially less capital investment, and also contribute significantly less to both systemwide sales as well as our revenues and operating income in each respective region. Self-serve kiosks currently contribute nominal amounts to our financial results, but complement our core growth strategy by increasing guest convenience and frequency of visits and allowing for additional market penetration of our brand, including in areas where we may not be as well known or where an alternative model for unit growth and development is not appropriate.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2013 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013 (“Annual Report”). All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. These forward-looking statements include information regarding our future economic and sales performance, expectations and objectives of management including with respect to our ability to obtain financing, our expectations regarding investment grade credit ratings, our Canadian and U.S. market strategy, and promotional and marketing initiatives. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to“Risk Factors” included in our Annual Report, and set forth in our long-form Safe Harbor Statement referred to below under “Safe Harbor Statement” and attached hereto, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.
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
Description of Business
The Company’s principal business is the franchising of Tim Hortons restaurants, primarily in Canada and the U.S., that serve premium blend coffee, espresso-based hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), iced cappuccinos, specialty and steeped teas, cold beverages, fruit smoothies, home-style soups, chili, grilled Panini and classic sandwiches, wraps, yogurt and berries, oatmeal, breakfast sandwiches and wraps, and fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies, croissants, Danishes, pastries and more. As the franchisor, Tim Hortons collects royalty revenue from franchised restaurant sales. Our business generates additional revenue by controlling the underlying real estate for the majority of our franchised restaurants; at December 29, 2013, we leased or owned the real estate for approximately 83.0% of our full-serve system restaurants in North America, including 796 owned locations (532 sites in Canada and 264 sites in the U.S.). Real estate that is not controlled by us is generally for our non-standard restaurants, including, for example, full-serve kiosks in offices, retail locations, hospitals, colleges, stadiums, arenas, and airports, self-serve kiosks located in gas stations, grocery stores, and other convenience locations, and for our restaurants located outside of North America.
We distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to most system restaurants in Canada through our five distribution centres, and frozen, refrigerated and shelf-stable products from our Guelph and Kingston distribution facilities in our Ontario and Quebec markets. Where we are not able to leverage our scale or create warehousing or transportation efficiencies, such as in the U.S. and in certain Canadian markets, we typically manage and control the supply chain, but use third-party warehousing and transportation. Our supply chain activities include the second largest market share in sales of large canned coffee grocery retail sales in Canada. Our vertical integration model also includes two coffee roasting facilities located in Hamilton, Ontario, and Rochester, New York, and a fondant and fills manufacturing facility located in Oakville, Ontario.
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
2013 Performance Against Targets
The following table sets forth our fiscal 2013 actual performance as compared to our fiscal 2013 financial targets, as well as management’s views on our performance relative to such targets.

Measure	Target	Actual	Commentary
Same-store Sales Growth
Canada	2.0% - 4.0%	1.1%
Our same-store sales growth was below our targeted ranges in both Canada and the U.S. due to, we believe, the persistently challenged economic environment in which the quick service restaurant industry operates, including an increasingly intense competitive environment and lower discretionary spending.

U.S.	3.0% - 5.0%	1.8%
Restaurant Development
Canada	160 - 180 restaurants	168 restaurants
Our Canadian restaurant development was within our targeted range. Approximately two-thirds of restaurants developed in fiscal 2013 were standard format, in-line with our targets, and included 12 self-serve kiosks.

U.S.	70 - 90 full-serve restaurants	74 full-serve restaurants	We also achieved our U.S. development target, of which approximately half were standard format restaurants. Additionally, we opened five self-serve kiosks.
International	Approximately 20 restaurants	14 restaurants	Although we were below our target, we continued to actively expand within the Gulf Cooperation Council (“GCC”) with primarily standard restaurant openings.
Effective tax rate	Approximately 28%	26.8%	Our actual fiscal 2013 effective tax rate was lower than the targeted effective tax rate primarily due to releases of tax reserves.
Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”)	$2.87 - $2.97 (excluding Corporate reorganization expenses)	$2.82 (as reported)
Our actual EPS includes a $0.06 per share reduction related to Corporate reorganization costs, which was not included as part of Management’s fiscal 2013 guidance. It also includes a $0.10 per share reduction related to Cold Stone Creamery® de-branding costs, and the benefits from a lower effective tax rate (see above) and fewer shares outstanding due to our expanded share repurchase program, none of which were contemplated as part of Management’s fiscal 2013 guidance.

Measure	Target	Actual	Commentary
Capital Expenditures
Canada and U.S.	$250 - $300 million	$221.0 million
Our capital expenditures include renovations at over 300 restaurants in Canada and the U.S., and drive-thru initiatives at over 1,400 locations in Canada. Our actual capital expenditures are reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.

Canadian Advertising Fund	Up to $50 million	$22.0 million
Performance against 2010-2013 Strategic Plan Aspirations
We are at the end of our current “More than a Great Brand” strategic cycle. Our earnings aspirations of compounded annual growth of EPS and operating income noted below exclude items primarily for comparability, which were not originally anticipated in our strategic plan aspirational goals (see non-GAAP reconciliations below). The following table sets forth our actual performance as compared to our strategic plan targets, as well as management’s views on our performance relative to such targets.

Measure	Target	Actual	Commentary
Compounded annual adjusted operating income growth (from 2010 - 2013)(1)	8% - 10%	7.8%
Our compounded annual adjusted operating income growth was below our targeted range due, we believe, to the persistently challenging economic environment and slow recovery following the global recession in 2008 and 2009.

Compounded annual adjusted EPS growth (from 2010 - 2013)(1)	12% - 15%	13.5%
Our EPS growth during this period benefited from an increase in net income, reflective, in part, of a lower effective tax rate due to discrete items recognized in fiscal 2013, and an expanded share repurchase program, both of which were not anticipated in our original targets.

New restaurant development
Canada	Approximately 600	651	In Canada, we now have 3,588 total system restaurants, including an increased presence in Quebec.
U.S.	Approximately 300	387	In the U.S., we now have 859 system restaurants in 15 states, including 181 self-serve kiosks.
Total North America	Approximately 900	1,038
In North America, we have increased our total restaurants since 2010 by approximately 24%. Our total system restaurants in North America now number 4,447. In addition, we began developing restaurants Internationally.

_____________

(1)
Adjusted operating income and adjusted EPS are non-GAAP measures. Management uses adjusted operating income and adjusted EPS to assist in the evaluation of performance over the strategic plan period and believes that it will be helpful and meaningful to investors as a measure of underlying operational growth rates over this strategic plan period. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income and adjusted EPS may differ from similar measures reported by other companies. Adjusted operating income and adjusted EPS should not be considered a measure of income generated by our business. Our management compensates for these limitations by relying primarily on GAAP results, and by using adjusted operating income and adjusted EPS on a supplemental basis. The reconciliation of operating income and EPS, which are GAAP measures, to adjusted operating income and adjusted EPS, which are non-GAAP measures, is set forth in the table below:

	2013(a)	2010(a)
Operating income	$621.1	$872.2
Add: De-branding costs	19.0
Add: Corporate reorganization expenses	11.8
Add: Asset impairment and related closure costs		28.3
Add: Restaurant owner allocation		30.0
Less: Gain on sale of our interest in Maidstone Bakeries		(361.1)
Less: Operating income attributable to Maidstone Bakeries(b)		(48.9)
Adjusted operating income	651.9	520.5

	2013(a)	2010(a)
EPS	2.82	3.58
Add: De-branding costs	0.10
Add: Corporate reorganization expenses	0.06
Add: Asset impairment and related closure costs		0.16
Add: Restaurant owner allocation		0.14
Less: Gain on sale of our interest in Maidstone Bakeries		(1.84)
Adjusted EPS	2.98	2.04
_____________

(a)	All numbers rounded. Time periods presented for purposes of compounded annual growth rate calculation.

(b)
An adjustment is required to operating income for the operating income attributable to Maidstone Bakeries, however, a similar adjustment is not required to EPS as the proceeds from the sale were utilized to repurchase shares, which negated the effect of operating income attributable to Maidstone Bakeries on the adjusted EPS calculation.

Executive Overview
Systemwide sales grew by 4.7% in fiscal 2013, driven by new restaurant development and same-store sales growth of 1.1% in Canada and 1.8% in the U.S. While our systemwide and same-store sales growth improved over the course of fiscal 2013 due to our targeted marketing initiatives, category extensions, product innovation, restaurant development, and operational initiatives, we continue to adapt to the challenging economic environment. Economic growth was moderate in Canada and, overall, was below expectations in fiscal 2013. Additionally, while the unemployment rate in Canada continues to improve, it has yet to return to pre-recessionary rates. While the U.S. economy gained traction in the latter part of the year and the U.S. unemployment rate continues to improve, it also has yet to return to pre-recessionary rates. We believe that ongoing concerns about the pace of economic recovery in both Canada and the U.S. have created this persistently challenged economic environment with increased competition and lower consumer discretionary spending.
In order to compete in this economic era, we focused on providing the ultimate in guest service with each and every transaction. In fiscal 2013, we began several new operational initiatives. These initiatives include menu board simplification, both inside and outside the restaurants, making it easier for our guests to place an order and for our restaurants to execute those orders, as well as enhanced payment options for our guests. In certain locations, we began testing beverage express lines in order to improve our overall speed of service and deal with capacity constraints. We continued our ongoing renovation program, including restaurant renovations with more contemporary design elements and our drive-thru initiatives in Canada, including double order stations, targeted to enhance the guest experience and improve speed of service. We have also undertaken simplification efforts, such as delisting certain menu items, which will continue in fiscal 2014.
Same-store sales growth in Canada of 1.1% in fiscal 2013 was driven by gains in average cheque resulting from pricing and favourable product mix, partially offset by a decline in transactions. We continued to grow total systemwide transactions. Our average cheque and product mix continued to benefit from product innovation, such as further expansion and promotional activity in the single-serve category, as well as growth in the lunch daypart with product offerings such as the Grilled Steak and Cheese Panini. Our same-store sales growth was negatively impacted by unfavourable weather conditions in the first quarter of 2013 compared to the first quarter of 2012.
After evaluation of strategic considerations and the overall performance of the Cold Stone Creamery business in Tim Hortons locations, we have decided to remove the Cold Stone Creamery brand from Tim Hortons restaurants in Canada. This decision will allow the owners of the affected restaurants to simplify their operations and focus entirely on Tim Hortons. The Company recognized a total charge of $19.0 million in fiscal 2013 in connection with this initiative, and does not expect to incur significant further charges. The de-branding activity is expected to be complete in the first half of fiscal 2014. In the U.S., we continue to develop and support our Cold Stone Creamery operations, as the nature of the business, and the support required by the Company, is significantly different than in Canada.
In the U.S., same-store sales growth of 1.8% was also driven by gains in average cheque, resulting from pricing and an increase in transactions in fiscal 2013, which has been a focus for our U.S. team. We continue to see gains in the breakfast daypart, supported in part by continued product innovation and product offerings such as the Steak and Egg Panini. Similar to Canada, our same-store sales growth was negatively impacted by unfavourable weather conditions in the first quarter of 2013 compared to the first quarter of 2012.
Marc Caira was appointed President and CEO effective July 2, 2013, and on the same date, Paul House became Chairman of the Board of Directors, having formerly served as President and CEO, and Executive Chairman. Mr. House provided transition services through the balance of fiscal 2013. In addition, we completed the realignment of roles and responsibilities within our Corporate Centre and Business Unit design in fiscal 2013, and have therefore revised our segment reporting to align with our new internal reporting structure, which now consists of business units in both Canada and the U.S., and Corporate services (see Segment Operating Income below).
As part of the Company's recapitalization plan, we are targeting a total of $1 billion in share repurchases over the 12-month period ending August 2014, subject to market conditions, the negotiation and execution of agreements, and regulatory approvals. The expanded share repurchase program commenced in September 2013, and to date, we have repurchased approximately $582.3 million under this program. In November 2013, we raised $450.0 million in long-term debt through the issuance of Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”), which represents a portion of the planned $900.0 million increase in our debt levels. The funds raised can be used for general corporate purposes, including the expanded share repurchase program. The Company is currently finalizing alternatives for financing the remaining planned $450.0 million increase in our debt levels.
Operating income increased $26.6 million, or 4.5%, to $621.1 million in fiscal 2013 compared to fiscal 2012, and adjusted operating income (refer to non-GAAP reconciliation in Selected Operating and Financial Highlights), which excludes Corporate reorganization expenses and Cold Stone Creamery de-branding costs in Canada, increased $38.5 million, or 6.3%, to $651.9 million. Growth in operating income was driven by systemwide sales growth, resulting in an increase in rents and royalties and supply chain income, partially offset by the recognition of U.S. restaurant closure costs. Operating income growth in fiscal 2013 was also driven by increased franchise fee income, as a result of standard restaurant development, renovations and resales; distribution services income due primarily to operational improvements; and lower general and administrative expenses, due primarily to lower salaries and benefits resulting from the reorganization and stock option variability, compared to fiscal 2012.
Net income attributable to Tim Hortons Inc. (“net income”) increased $21.5 million, or 5.3%, to $424.4 million in fiscal 2013 compared to fiscal 2012, primarily due to higher operating income and a lower effective tax rate of 26.8% in fiscal 2013 compared to 27.7% in fiscal 2012.
EPS increased $0.23 to $2.82 in fiscal 2013, compared to $2.59 in fiscal 2012. In addition to higher net income attributable to Tim Hortons Inc., as outlined above, our EPS growth continued to benefit from the positive, cumulative impact of our expanded share repurchase program, as we had, on average, approximately 5.1 million, or 3.2%, fewer fully diluted common shares outstanding during fiscal 2013 compared to fiscal 2012.
2014 Performance Targets
The following table sets forth management’s views regarding fiscal 2014 performance and our expectations for achievement of the key financial objectives set forth below:

Measure	Target	Commentary
Same-store Sales Growth
Canada	1.0% - 3.0%
We expect to continue our positive same-store sales growth trends in both Canada and the U.S., despite the increasingly intense competitive environment, by undertaking a multi-faceted approach that emphasizes our unique market differentiators. These include: leveraging our fiscal 2013 investments in drive-thru initiatives and renovations to improve speed of service; product and menu innovation aimed at driving higher average cheque; and marketing and promotional activity.

U.S.	2.0% - 4.0%

Measure	Target	Commentary
Restaurant Development		We expect to open approximately 215-255 restaurants, in Canada, the U.S. and Internationally.
Canada	140 - 160
In Canada, we expect our restaurant development to be evenly split between standard and non-standard locations, a slight shift from historical norms. We continue to look for opportunities to build our brand across Canada and offer convenience to our customers. The non-standard formats provide us with an opportunity to do so in a capital-efficient manner. We intend to continue our development focus in our growth markets, specifically in Western Canada, Ontario, and Quebec, and in major urban markets.

U.S.	40 - 60 full-serve restaurants
In the U.S., we also expect restaurant development to be evenly split between standard and non-standard full-serve locations, and we expect to complement these restaurant openings with self-serve kiosks to enhance convenience for our guests. Our development will be primarily in core and priority markets. We are focused on improving our returns on the capital that we deploy in the U.S. segment and, accordingly, will seek less capital intensive development opportunities.

Effective tax rate	Approximately 29.0%
We expect our effective tax rate, excluding the impact of any discrete events or legislative changes, to be slightly higher than our fiscal 2013 target of approximately 28.0%, as a result of changes to our capital structure.

EPS	$3.17 - $3.27
We expect operating income to grow in both Canada and the U.S. in fiscal 2014 through continued same-store sales growth coupled with new restaurant development. We added leverage to our capital structure in late fiscal 2013, and plan to increase leverage in the first half of fiscal 2014, the proceeds of which can be used for general corporate purposes, including to fund our expanded share repurchase program. The increased leverage drives both higher interest expense and a higher effective tax rate, but coupled with our expanded share repurchase program, is accretive to our overall EPS growth. We expect that our 2014 share repurchase program, to a maximum of $440.0 million, will commence in February 2014 and end in February 2015, or earlier if the applicable maximums are reached.

Capital Expenditures
Total (excluding Advertising Fund)	$180 - $220 million
Our 2014 capital expenditure targets reflect our focus on reducing the amount of our capital employed; of this target, our U.S. capital expenditures are expected to be U.S. $30.0 million. We plan to increase the number of restaurant renovations in Canada in fiscal 2014 as compared to fiscal 2013. We will continue to invest in technology and other corporate initiatives to drive new levels of productivity and efficiency across our business.

Strategic Plan Aspirations (2015 - 2018)

•	EPS compounded annual growth from 2015 to the end of 2018 is expected to be between 11.0% to 13.0%.

•	U.S. segment operating income of up to $50.0 million by 2018.

•	Cumulative free cash flow[1] of approximately $2.0 billion from 2015 to 2018.

•	Total new restaurant development in Canada, U.S. and the GCC from 2015 to 2018 is expected to be more than 800 locations, including a small number of self-serve locations.
_____________

(1)
Free cash flow is a non-GAAP measure. Free cash flow is generally defined as net income adjusted for amortization and depreciation, net of capital requirements to sustain business growth. Management believes that free cash flow is an important tool to compare underlying cash flow generated from core operating activities once capital investment requirements have been met. Free cash flow does not represent residual cash flow available for discretionary expenditures. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term free cash flow may differ from similar measures reported by other companies. Free cash flow as contemplated above, was calculated as follows: Net income attributable to THI, plus depreciation and amortization (excluding VIEs), less capital expenditures (excluding VIEs).

Notes
The performance targets established for fiscal 2014 and strategic plan aspirations (2015 - 2018) are based on the accounting, tax, and/or other legislative and regulatory rules in place at the time the targets are issued and on the continuation of share repurchase programs as expected. The impact of future changes in accounting, tax, and/or other legislative and regulatory rules that may or may not become effective in fiscal 2014 and future years, changes to our share repurchase activities, and accounting, tax, audit or other matters not contemplated at the time the targets were established that could affect our business, were not included in the determination of these targets. In addition, the targets are forward-looking and are based on our expectations and outlook on, and shall be effective only as of, the date the targets were originally issued.

Selected Operating and Financial Highlights

	Fiscal Years
($ in millions, except per share data)	2013	2012	2011
Systemwide sales growth(1)	4.7%	6.9%	7.4%
Same-store sales growth(1)
Canada	1.1%	2.8%	4.0%
U.S.	1.8%	4.6%	6.3%
Systemwide restaurants	4,485	4,264	4,014
Revenues	$3,255.5	$3,120.5	$2,853.0
Operating income	$621.1	$594.5	$569.5
Adjusted operating income(2)	$651.9	$613.4	$575.7
Net income attributable to Tim Hortons Inc.	$424.4	$402.9	$382.8
Diluted EPS	$2.82	$2.59	$2.35
Weighted average number of common shares outstanding – Diluted (in millions)	150.6	155.7	162.6
________________

(1)	See Systemwide Sales Growth below and Same-Store Sales Growth below.

(2)
Adjusted operating income is a non-GAAP measure. Management uses adjusted operating income to assist in the evaluation of year-over-year performance and believes that it will be helpful and meaningful to investors as a measure of underlying operational growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. Adjusted operating income should not be considered a measure of income generated by our business. Our management compensates for these limitations by relying primarily on GAAP results, and by using adjusted operating income on a supplemental basis. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	Fiscal Years		Change from prior year	Fiscal Year	Change from prior year
	2013	2012	%	2011	%
	(in millions)
Operating income	$621.1	$594.5	4.5%	569.5	4.4%
Add: Corporate reorganization expenses / CEO Separation	11.8	18.9	n/m	6.3	n/m
Add: De-branding costs	$19.0	$—	n/a	—	n/a
Adjusted operating income	$651.9	$613.4	6.3%	575.7	6.5%
________________
All numbers rounded
n/m    Not meaningful
We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of our system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance.
Systemwide Sales Growth
Systemwide sales include restaurant-level sales at both franchised and Company-operated restaurants, but exclude sales from our Republic of Ireland and United Kingdom licensed locations, as these locations operate on a significantly different business model compared to our North American and other International operations. Systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into

Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, in fiscal 2013 was 5.0% (2012: 7.0%; 2011: 7.1%).
Our financial results are driven largely by changes in systemwide sales primarily in Canada and the U.S., with approximately 99.6% of our system franchised as at December 29, 2013. Franchised restaurant sales and transactional data are reported to us by our restaurant owners. Franchised restaurant sales are not included in our Consolidated Financial Statements, other than restaurant sales from consolidated Non-owned restaurants, which are consolidated pursuant to applicable accounting rules. Systemwide sales impact our royalties and rental revenues, as well as our distribution sales.
Changes in systemwide sales are driven by changes in same-store sales and changes in the number of restaurants (i.e., historically, the net addition of new restaurants), and are ultimately driven by consumer demand.
Same-Store Sales Growth
Same-store sales growth represents the average growth in restaurant level-sales (both franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months. It is one of the key metrics we use to assess our performance and provides a useful comparison between periods. Our same-store sales growth is generally attributable to several key factors, including: new product introductions; improvements in restaurant speed of service and other operational efficiencies; hospitality initiatives; frequency of guest visits; expansion into, and enhancement of, broader menu offerings; promotional activities; pricing and weather. Restaurant-level price increases have been used primarily to offset higher restaurant-level costs on key items such as coffee and other commodities, labour, supplies, utilities and business expenses. There can be no assurance that these price increases will result in an equivalent level of sales growth, which depends upon guests maintaining the frequency of their visits and the same volume of purchases at the new pricing.
In fiscal 2013, Canadian same-store sales increased 1.1% over fiscal 2012, which was our 22nd consecutive annual increase in Canada. In the U.S., fiscal 2013 same-store sales (measured in U.S. dollars) increased 1.8% over fiscal 2012, which was our 23rd consecutive annual increase.
Product innovation is one of our long-standing, focused strategies to drive same-store sales growth, including innovation at breakfast, lunch and snacking dayparts, and we made a number of category and platform extensions in fiscal 2013. We further developed our single-serve platform by introducing premium Tim Hortons coffee on the Mother Parkers Tea & Coffee RealCup™ platform, which is compatible with K-Cup® brewers, but is not affiliated with K-Cup or Keurig®. We also continued to develop our Panini platform in both Canada and the U.S. by introducing new sandwich offerings and extending the platform to breakfast in Canada with our new flatbread Breakfast Panini sandwiches.
In both Canada and the U.S., we renewed our focus on coffee leadership. For the first time in our 49-year history, the Company began testing a new blend of coffee, the Tim Hortons Dark Roast, in select markets, for those consumers who have an appreciation for that taste profile. We also offered our Tim Hortons Coffee Partnership Blend home-brew coffee, of which $1 from every sale helps support our Coffee Partnership Program.
The following tables set forth same-store sales growth by quarter for the past three fiscal years and by fiscal year for the previous 10 fiscal years. Our historical same-store sales trends are not necessarily indicative of future results.

	Historical Same-Store Sales Growth
	Q1	Q2	Q3	Q4	Year
Canada
2013	(0.3)%	1.5%	1.7%	1.6%	1.1%
2012	5.2%	1.8%	1.9%	2.6%	2.8%
2011	2.0%	3.8%	4.7%	5.5%	4.0%
U.S.
2013	(0.5)%	1.4%	3.0%	3.1%	1.8%
2012	8.5%	4.9%	2.3%	3.2%	4.6%
2011	4.9%	6.6%	6.3%	7.2%	6.3%

	Canada	U.S.
2013	1.1%	1.8%
2012	2.8%	4.6%
2011	4.0%	6.3%
2010	4.9%	3.9%
2009*	2.9%	3.2%
2008	4.4%	0.8%
2007	6.1%	4.1%
2006	7.7%	8.9%
2005	5.5%	7.0%
2004*	7.8%	9.8%
10-year average	4.7%	5.0%
________________

*	Indicates fiscal years that had 53 weeks; for calculation of same-store sales increase, the comparative base also includes 53 weeks.
New Restaurant Development
The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth in the table below is a summary of restaurant openings and closures for the past three fiscal years:

	Fiscal 2013			Fiscal 2012			Fiscal 2011
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	156	12	168	150	9	159	166	9	175
Restaurants closed	(15)	(1)	(16)	(13)	(5)	(18)	(26)	(2)	(28)
Net change	141	11	152	137	4	141	140	7	147
U.S.
Restaurants opened	74	5	79	85	13	98	72	42	114
Restaurants closed	(20)	(4)	(24)	(3)	(5)	(8)	(2)	—	(2)
Net change	54	1	55	82	8	90	70	42	112
International (GCC)
Restaurants opened	14	—	14	19	—	19	5	—	5
Total Company
Restaurants opened	244	17	261	254	22	276	243	51	294
Restaurants closed	(35)	(5)	(40)	(16)	(10)	(26)	(28)	(2)	(30)
Net change	209	12	221	238	12	250	215	49	264
From the beginning of fiscal 2011 to the end of fiscal 2013, we opened 735 system restaurants, net of restaurant closures. Typically, 20 to 40 system restaurants are closed annually. Restaurant closures made in the normal course of operations may result from an opportunity to acquire a more suitable location, which will permit us to upgrade size and layout or add a drive-thru, and typically occur at the end of a lease term or the end of the useful life of the principal asset. We have also closed, and may continue to close, restaurants that have performed below our expectations for an extended period of time, and/or we believe that sales from the restaurant can be absorbed by surrounding restaurants (see Segment Operating Income—U.S. below for a description of restaurant closures in the U.S. in fiscal 2013).
Self-serve locations generally have significantly different economics than our full-serve restaurants, including substantially less capital investment, as well as significantly lower sales and, therefore, lower associated distribution sales and rents and royalties revenues. Self-serve kiosks currently contribute nominal amounts to our financial results, but complement our core growth strategy by increasing guest convenience and frequency of visits and allowing for additional market penetration of our brand, including in areas where we may not be as well known or where an alternative model for unit growth and development is appropriate. In the U.S., self-serve locations are intended to increase our brand presence and create another outlet to drive convenience, which we believe is important in our developing markets. In Canada, we have used self-serve kiosks in locations where existing full-service locations are at capacity, among other reasons.
We have a master license agreement with Apparel FZCO (“Apparel”) for the development and operation of Tim Hortons restaurants in the GCC. The master license agreement is primarily a royalty-based model that included an up-front license fee, as well as franchise fees upon the opening of each location, and restaurant equipment and distribution sales. Apparel is responsible for the capital investment and real estate development required to open new restaurants, along with operations and marketing. In fiscal 2013, the Company signed an area development agreement with Apparel to develop 100 Tim Hortons multi-format restaurants in Saudi Arabia over the next five years. Development in Saudi Arabia will be managed by Apparel and will focus on major urban markets, with opportunity for development beyond the initial 100 targeted locations. We continue to evaluate additional markets for development in various regions of the world as part of our International strategy, with a view to further expanding our international presence over time.
The Company also had 255 primarily licensed locations in the Republic of Ireland and in the United Kingdom as at December 29, 2013 (December 30, 2012: 245) which are not included in our new restaurant development or systemwide restaurant count.
We have exclusive development rights in Canada to operate Cold Stone Creamery ice cream and frozen confection retail outlets. Although the agreement remains in effect, we have no further plans to develop the brand in Tim Hortons locations in Canada and, subject to satisfactory conclusion of negotiations, intend to enter into a mutual termination agreement with Kahala Franchise Corp. with respect to the Cold Stone Creamery brand in Canada (see Segment Operating Income—Canada below and Total Costs and Expenses—De-branding Costs below). We have certain rights to use licenses within Tim Hortons locations in the U.S., to operate Cold Stone Creamery ice cream and frozen confection retail outlets. We had 114 co-branded locations in the U.S. as at December 29, 2013 (December 30, 2012: 110).
Systemwide Restaurant Count

	Fiscal Year
	2013	2012	2011
Canada
Company-operated	14	18	10
Franchised – standard and non-standard	3,440	3,294	3,166
Franchised – self-serve kiosk	134	124	119
Total	3,588	3,436	3,295
% Franchised	99.6%	99.5%	99.7%
U.S.
Company-operated	2	4	8
Franchised – standard and non-standard	676	621	542
Franchised – self-serve kiosks	181	179	164
Total	859	804	714
% Franchised	99.8%	99.5%	98.9%
International (GCC)
Franchised – standard and non-standard	38	24	5
% Franchised	100.0%	100.0%	100.0%
Total system
Company-operated	16	22	18
Franchised – standard and non-standard	4,154	3,939	3,713
Franchised – self-serve kiosks	315	303	283
Total	4,485	4,264	4,014
% Franchised	99.6%	99.5%	99.6%

Segment Operating Income
We have revised our segment reporting as a result of the realignment of roles and responsibilities within our Business Unit and Corporate Centre design (see Total Costs and Expenses—Corporate Reorganization Expenses below). Effective for fiscal 2013, the chief decision maker views and evaluates the Company’s reportable segments as the Canadian and U.S. business units, and Corporate Services (see Item 8. Financial Statements—Note 21 Segment Reporting for further information). The Company has reclassified the segment data for prior years to conform to the current year’s presentation.
Fiscal 2013 compared to Fiscal 2012

	Fiscal 2013 Compared to Fiscal 2012
	2013	% of Total Revenues	2012	% of Total Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$665,675	20.4%	$653,916	21.0%	$11,759	1.8%
U.S.	5,107	0.2%	9,620	0.3%	(4,513)	(46.9)%
Corporate services	(44,517)	(1.4)%	(57,013)	(1.8)%	12,496	(21.9)%
Total reportable segments	626,265	19.2%	606,523	19.4%	19,742	3.3%
VIEs	6,591	0.2%	6,876	0.2%	(285)	(4.1)%
Corporate reorganization expenses	(11,761)	(0.4)%	(18,874)	(0.6)%	7,113	n/m
Consolidated Operating Income	$621,095	19.1%	$594,525	19.1%	$26,570	4.5%
________________
All numbers rounded
n/m    Not meaningful
Canada
Operating income was $665.7 million in fiscal 2013, increasing $11.8 million, or 1.8%, compared to fiscal 2012. The results of fiscal 2013 includes de-branding costs of $19.0 million, which impacted operating income growth by 2.9% (see Total Costs and Expenses—De-branding Costs below). Systemwide sales growth of 4.1% was driven by incremental sales from new restaurants year-over-year and same-store sales growth of 1.1%, which resulted in higher rents and royalties income, and a higher allocation of supply chain income in fiscal 2013. Also contributing favourably to operating income growth was an increase in franchise fee income, due to an increase in franchised standard restaurant development compared to non-standard restaurant development year-over-year. Franchise fee income also benefited from an increased number of renovations, as we completed nearly 300 renovations and over 1,400 drive-thru initiatives, as well as restaurant resales.
Same-store sales growth in fiscal 2013 was driven by gains in average cheque from pricing and favourable product mix, partially offset by a decrease in transactions. We saw growth in total restaurant transactions as a result of the net addition of new restaurants. In fiscal 2013, our product innovation included the extension of the Panini category into both the breakfast and lunch dayparts. We also had product innovation in our take-home category with single-serve coffee, including the introduction of our Tim Hortons RealCup product. In fiscal 2013, we opened 168 restaurants, of which approximately two-thirds were standard format, and closed 16 restaurants in the normal course of operations (which included the net increase of 11 self-serve kiosks). In comparison, in fiscal 2012 we opened 159 restaurants and closed 18 restaurants (which included the net increase of four self-serve kiosks).
In fiscal 2013, our renovations included more contemporary design elements from our Cafe & Bake Shop design, as well as drive-thru initiatives, which included order station relocations, double-order stations, and double-lane drive-thrus. These drive-thru initiatives included the simplification of our exterior menu boards to facilitate guest ordering and order execution, and in some cases, an order confirmation screen. Inside our restaurants, we began testing beverage express lines at select locations, and similar to the exterior menu boards, we also simplified our interior menu boards. At select Canadian restaurants, we have also introduced a new mobile payment feature associated with our Tim Card® allowing customers to pay with their Tim Card through their mobile phone.

U.S.
Operating income in our U.S. segment was $5.1 million in fiscal 2013, decreasing $4.5 million compared to fiscal 2012. We continuously evaluate our existing restaurants’ performance, and in the fourth quarter of 2013, we closed certain underperforming restaurants across various U.S. markets, resulting in a charge of $6.6 million comprised primarily of accelerated depreciation for long-lived assets and lease termination costs. We believe that sales from these closed restaurants can be absorbed by neighbouring restaurants. Additionally, we recognized an asset impairment charge of $2.5 million related to certain non-core and non-priority markets in fiscal 2013. Both the restaurant closure costs and the asset impairment charge had a significant impact on U.S. operating income growth year-over-year.
Systemwide sales growth of 9.5% was driven by incremental sales from the net addition of new restaurants, and same-store sales growth of 1.8%. Systemwide sales growth led to growth in rents and royalty revenues and a higher allocation of supply chain income. Additionally, U.S. operating income benefited from higher franchise fee income, due to an increase in restaurant resales, as we focused on identifying more well-capitalized franchisees in the U.S., and an increase in franchised standard and non-standard restaurant development in fiscal 2013 as compared to more operator agreements in fiscal 2012. These growth factors were partially offset by an increase in relief primarily related to restaurants opened in the last 13 months, and higher operating expenses from both new and existing restaurants.
In fiscal 2013, same-store sales growth was driven by gains in average cheque, resulting from pricing and an increase in transactions in fiscal 2013. In the U.S. we continued to see growth in the breakfast category, aided by product innovation such as the Steak and Egg Panini, Bacon Breakfast Sandwich, and flatbread Breakfast Panini sandwiches. Our RealCup product also proved popular with our guests. We opened 79 restaurants and closed 24 restaurants (which included the net increase of one self-serve kiosk) in fiscal 2013, as compared to opening 98 restaurants and closing eight restaurants (which included the net increase of eight self-serve kiosks) in fiscal 2012.
We believe the U.S. market has the potential to significantly contribute to the Company’s long-term earnings growth, and we are committed to driving market success. In fiscal 2013, we made strides in improving our returns on capital as we began to partner with well-capitalized franchisees, focused our restaurant development on franchised openings as opposed to operator agreements, and identified and closed underperforming restaurants. Towards the end of fiscal 2013, we signed an area development agreement in North Dakota for the development and operation of 15 standard and non-standard restaurants over a five-year period. We opened two restaurants under this agreement in the fourth quarter of December 2013. We continue to pursue area development agreements in other U.S. markets.
Corporate services
Our Corporate services segment had an operating loss of $44.5 million in fiscal 2013, compared to an operating loss of $57.0 million in fiscal 2012. The primary driver of the lower operating loss was income from distribution services, resulting from operational improvements in our distribution centres. Corporate services also benefited from lower general and administrative expenses, due primarily to lower salaries and benefits (see Total Costs and Expenses—General and Administrative Expenses below).
Fiscal 2012 compared to Fiscal 2011

	Fiscal 2012 Compared to Fiscal 2011
	2012	% of Total Revenues	2011	% of Total Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income
Canada	$653,916	21.0%	$625,139	21.9%	$28,777	4.6%
U.S.	9,620	0.3%	8,897	0.3%	723	8.1%
Corporate services	(57,013)	(1.8)%	(68,281)	(2.4)%	11,268	(16.5)%
Total reportable segments	606,523	19.4%	565,755	19.8%	40,768	7.2%
VIEs	6,876	0.2%	3,720	0.1%	3,156	84.8%
Corporate reorganization expenses	(18,874)	(0.6)%	—	—%	(18,874)	n/m
Consolidated Operating Income	$594,525	19.1%	$569,475	20.0%	$25,050	4.4%
________________
All numbers rounded
n/m    Not meaningful

Canada
In fiscal 2012, operating income for our Canadian segment was $653.9 million compared to $625.1 million in fiscal 2011, increasing $28.8 million, or 4.6%. Systemwide sales growth of 6.2%, driven by incremental sales from the net addition of new restaurants during the year and same-store sales growth of 2.8%, was the primary driver of the increase and resulted in higher rents and royalties and a higher allocation of supply chain income. Partially offsetting these growth factors was lower franchise fee income, due to higher support costs for salaries and benefits related in part to operational initiatives such as the double-order station program, and fewer Cold Stone Creamery co-branded and standard restaurant openings year-over-year.
In fiscal 2012, we opened 159 restaurants in Canada and closed 18 restaurants (which included the net increase of four self-serve kiosks). Comparatively, we opened 175 restaurants and closed 28 restaurants in fiscal 2011 (which included the net increase of seven self-serve kiosks).
U.S.
In fiscal 2012, operating income from our U.S. segment was $9.6 million compared to $8.9 million in fiscal 2011, increasing $0.7 million, or 8.1%. Systemwide sales growth of 12.3% was driven by the net addition of new restaurants to the system year-over-year and same-store sales growth of 4.6%, which resulted in an increase in rents and royalties and a higher allocation of supply chain income. Offsetting these factors were higher operating expenses due to new restaurant openings and restaurants opening under operator agreements, higher relief due primarily to an increase in operator agreements, and higher general and administrative costs related to increased salaries and benefits required to support business growth.
We opened 98 restaurants in the U.S. and closed eight restaurants (which included the net increase of eight self-serve kiosks in fiscal 2012). Comparatively, we opened 114 restaurants and closed two restaurants (which included the net increase of 42 self-serve kiosks in fiscal 2011).
Corporate services
Our Corporate services segment had an operating loss of $57.0 million in fiscal 2012, compared to an operating loss of $68.3 million in fiscal 2011, an improvement of $11.3 million, or 16.5%. The primary drivers of the lower operating loss were higher income from distribution services, due primarily to operational improvements, including in our Kingston distribution centre year-over-year as we incurred start-up costs in fiscal 2011, and our manufacturing operations due primarily to higher volume. This was partially offset by increased general and administrative expenses supporting the growth of the business, excluding the $6.3 million expense recognized related to the CEO Separation Agreement in fiscal 2011.

Results of Operations
Fiscal 2013 compared to Fiscal 2012

	2013	% of Total Revenues	2012	% of Total Revenues	Change(1)
					Dollars	Percentage
	($ in thousands)
Revenues
Sales	$2,265,884	69.6%	$2,225,659	71.3%	$40,225	1.8%
Franchise revenues:
Rents and royalties(2)	821,221	25.2%	780,992	25.0%	40,229	5.2%
Franchise fees	168,428	5.2%	113,853	3.6%	54,575	47.9%
	989,649	30.4%	894,845	28.7%	94,804	10.6%
Total revenues	3,255,533	100.0%	3,120,504	100.0%	135,029	4.3%
Costs and expenses
Cost of sales	1,972,903	60.6%	1,957,338	62.7%	15,565	0.8%
Operating expenses	321,836	9.9%	284,321	9.1%	37,515	13.2%
Franchise fee costs	162,605	5.0%	116,644	3.7%	45,961	39.4%
General and administrative expenses	159,523	4.9%	163,885	5.3%	(4,362)	(2.7)%
Equity (income)	(15,170)	(0.5)%	(14,693)	(0.5)%	(477)	3.2%
Corporate reorganization expenses	11,761	0.4%	18,874	0.6%	(7,113)	n/m
De-branding costs	19,016	0.6%	—	—%	19,016	n/m
Asset impairment	2,889	0.1%	(372)	—%	3,261	n/m
Other (income), net	(925)	—%	(18)	—%	(907)	n/m
Total costs and expenses, net	2,634,438	80.9%	2,525,979	80.9%	108,459	4.3%
Operating income	621,095	19.1%	594,525	19.1%	26,570	4.5%
Interest (expense)	(39,078)	(1.2)%	(33,709)	(1.1)%	(5,369)	15.9%
Interest income	3,612	0.1%	3,296	0.1%	316	9.6%
Income before income taxes	585,629	18.0%	564,112	18.1%	21,517	3.8%
Income taxes	156,980	4.8%	156,346	5.0%	634	0.4%
Net income	428,649	13.2%	407,766	13.1%	20,883	5.1%
Net income attributable to non controlling interests	4,280	0.1%	4,881	0.2%	(601)	(12.3)%
Net income attributable to Tim Hortons Inc.	$424,369	13.0%	$402,885	12.9%	$21,484	5.3%
______________
n/m    Not meaningful

(1)
The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change in the value of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in fiscal 2013 or fiscal 2012.

(2)
Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and advertising levies of $10.7 million and $5.6 million in fiscal 2013 and 2012, respectively, primarily associated with the Tim Hortons Advertising and Promotion Fund (Canada) Inc.’s (“Ad Fund”) program to acquire LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	Fiscal Years
	2013	2012
Franchised restaurant sales	(in thousands)
Canada (Canadian dollars)	$6,152,096	$5,907,481
U.S. (U.S. dollars)	$586,515	$532,214

Revenues
Sales
Distribution sales. Distribution sales were $1,872.3 million in fiscal 2013, compared to $1,860.7 million in fiscal 2012, increasing $11.6 million, or 0.6%. The increase in distribution sales was due to systemwide sales growth and favourable product mix, which increased distribution sales by approximately $69.9 million, partially offset by a decrease of $58.2 million, driven by lower prices for coffee and other commodities, reflective of their underlying costs.
Our distribution sales are subject to changes related to underlying costs of key commodities, such as coffee, wheat, edible oils and sugar, and other products. Changes in underlying costs are largely passed through to restaurant owners, but will typically occur after changes in spot market prices as we generally utilize fixed-price contracts as a method to provide restaurant owners with consistent, predictable pricing and to secure a stable source of supply. We generally have forward purchasing contracts in place for a six-month period of future supply for our key commodities, but have occasionally extended beyond this time frame in periods of elevated market volatility or tight supply conditions. Underlying commodity costs can also be impacted by currency changes. These cost changes can impact distribution sales, and cost of sales, and can create volatility quarter-over-quarter and year-over-year. These changes may impact margins in a quarter as many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter (See Item 1A. Risk Factors—Increases in the cost of commodities or decreases in the availability of commodities, as well as inconsistent quality of commodities, could have an adverse impact on our restaurant owners and on our business and financial results and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Risk).
Company-operated restaurants’ sales. Company-operated restaurants’ sales were $23.7 million in fiscal 2013, decreasing $3.2 million compared to fiscal 2012, due to an average of two less Company-operated restaurants.
Company-operated restaurants’ sales vary with the average number and mix (i.e., size, location and type) of Company-operated restaurants. On occasion, we may repurchase restaurants from existing restaurant owners, operate them corporately for a short period of time, and then refranchise them. As such, Company-operated restaurants’ sales are also impacted by the timing of these events throughout the year.
Variable interest entities’ sales. VIEs’ sales were $369.9 million in fiscal 2013, an increase of 9.4% compared to fiscal 2012, primarily driven by the increase in the average number of consolidated Non-owned restaurants. The following table outlines the number of consolidated Non-owned restaurants in each respective period:

	Fiscal Years		As at
	2013	2012	December 29, 2013	December 30, 2012
	Average
Canada	115	120	106	131
U.S.	232	198	225	234
Total	347	318	331	365
While the average number of consolidated Non-owned restaurants increased in fiscal 2013 as compared to fiscal 2012, the number of consolidated Non-owned restaurants has decreased throughout fiscal 2013, due to restaurant resales and our ongoing restaurant development. In addition, the number of consolidated Non-owned restaurants in the U.S. has decreased, in part due to the closure of restaurants under operator agreements.
Franchise Revenues
Rents and Royalties. In fiscal 2013, revenue from rents and royalties was $821.2 million, as compared to $781.0 million in fiscal 2012, increasing $40.2 million, or 5.2%. Rents and royalties growth was driven primarily by sales from the net addition of 209 new full-serve restaurants across all of our markets and same-store sales growth, which resulted in approximately $37.3 million, or 4.8%, of additional growth. We also recognized an additional $5.1 million of advertising levies primarily attributed to the Ad Fund’s Expanded Menu Board Program, contributing 0.7% growth year-over-year.
Franchise Fees. In fiscal 2013, franchise fees were $168.4 million, increasing $54.6 million from fiscal 2012, $39.2 million of which was driven by the increased number of renovations, as we completed renovations at over 300 locations in both Canada and the U.S., as well as drive-thru initiatives at over 1,400 locations in Canada in fiscal 2013. The increase in renovations also had a corresponding increase on franchise fee costs. The increase in franchise fees was also driven by an increase in restaurant resales and an increase in franchised standard restaurant openings in fiscal 2013.

Total Costs and Expenses
Cost of Sales
Distribution cost of sales. For fiscal 2013, distribution cost of sales was $1,619.9 million, compared to $1,631.1 million in fiscal 2012, decreasing $11.2 million or 0.7%. The decrease was driven primarily by lower underlying costs for coffee and other commodities, which decreased distribution costs of sales by approximately $67.3 million, partially offset by systemwide sales growth, which drove an increase of approximately $53.5 million.
Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other product costs (see Item 1A. Risk Factors—Increases in the cost of commodities or decreases in the availability of commodities, as well as inconsistent quality of commodities, could have an adverse impact on our restaurant owners and on our business and financial results and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Risk).
Company-operated restaurants’ cost of sales. Cost of sales for our Company-operated restaurants was $25.4 million in fiscal 2013, decreasing $3.4 million compared to fiscal 2012, due to the decrease, on average, of two fewer Company-operated restaurants (see Revenues—Sales—Company-operated restaurants’ sales above). Cost of sales for our Company-operated restaurants, which includes food, paper, labour and occupancy costs, varies with the average number and mix (i.e., size, location and type) of Company-operated restaurants.
Variable interest entities’ cost of sales. VIEs’ cost of sales was $327.6 million in fiscal 2013 compared to fiscal 2012 of $297.4 million, increasing 10.2% primarily due to the increase in the average number of consolidated Non-owned restaurants (see Revenues—Sales—Variable interest entities’ sales above).
Operating Expenses
In fiscal 2013, operating expenses increased $37.5 million, or 13.2%, to $321.8 million compared to fiscal 2012. Depreciation expense increased by $15.2 million, including $3.8 million of accelerated depreciation related to restaurant closures in the U.S. The remaining increase in depreciation expense was due primarily to an increase of 152 properties that we either own or lease, and then sublease to restaurant owners, and due to our portion of the costs of the renovations of existing restaurants. Rent expense increased by $9.0 million year-over-year, primarily due to 146 additional properties that were leased and then subleased to restaurant owners. Operating expenses also increased by approximately $7.1 million due primarily to lease termination costs and other related restaurant closure expenses in the U.S., and project-related expenses year-over-year. Operating expenses related to the Ad Fund, consisting primarily of depreciation expense related to the Expanded Menu Board Program, increased by $4.7 million.
Franchise Fee Costs
In fiscal 2013, franchise fee costs were $162.6 million, increasing $46.0 million compared to fiscal 2012, which was substantially driven by the increase in renovations and drive-thru initiatives and, to a lesser extent, the increase in restaurant resales and franchised standard restaurant development year-over-year.
General and Administrative Expenses
General and administrative expenses were $159.5 million in fiscal 2013, decreasing 2.7% from fiscal 2012. The primary driver of the decrease was lower salaries and benefits due to vacancies throughout fiscal 2013 resulting from the reorganization, and lower stock-based compensation expenses due to variability in stock-based compensation.
In general, our objective is for growth in general and administrative expenses not to exceed systemwide sales growth over the longer term. There can be quarterly fluctuations in general and administrative expenses due to the timing of certain expenses or events that may impact growth rates in any particular quarter. We expect general and administrative expenses may increase going forward, as most required vacancies resulting from the reorganization have been substantially filled.
Equity Income
Equity income was $15.2 million in fiscal 2013 compared to $14.7 million in fiscal 2012, which is due primarily to an increase in operating income of our most significant equity investment, our 50% interest in TIMWEN Partnership, which controls the real estate for the Canadian Tim Hortons and Wendy’s® combination restaurants.
Corporate Reorganization Expenses
In August 2012, we began the realignment of roles and responsibilities within a new organizational structure, which includes a Corporate Centre and Business Unit design, and completed that realignment in the first quarter of fiscal 2013. We believe that the new structure facilitates the execution of strategic initiatives as we continue to grow our business and streamlines decision-making across the Company. We also believe that the new structure creates scalability for future growth and reduces our cost structure relative to what it otherwise would have been had we not undertaken the reorganization.
In fiscal 2013, we recognized total reorganization costs of $11.8 million consisting of termination costs, CEO transition costs, and professional fees. CEO transition costs are comprised primarily of compensation expense, and costs related to an employment agreement and retention agreements with certain senior executives, which was fully recognized in fiscal 2013. In fiscal 2012, the Company recognized $18.9 million of reorganization costs, consisting primarily of termination costs and professional fees.
De-branding Costs
After evaluation of strategic considerations and the overall performance of the Cold Stone Creamery business in Tim Hortons locations, we made the decision to remove the Cold Stone Creamery brand from Tim Hortons restaurants in Canada, and, subject to satisfactory conclusion of negotiations, intend to enter into a mutual termination agreement with Kahala Franchise Corp. with respect to the Cold Stone Creamery brand in Canada. As at December 29, 2013, the Company had 151 co-branded locations and 104 Cold Stone Creamery self-serve freezers in Tim Hortons locations in Canada. This decision will allow the owners of the affected restaurants to simplify their operations and focus entirely on Tim Hortons. This decision does not affect our U.S. Cold Stone Creamery co-branded operations, as the nature of the business, and the support required by the Company, is significantly different than in Canada.
As a result of this decision, the Company recognized a charge of $19.0 million in fiscal 2013, consisting of payments to restaurant owners to restore their locations, accelerated depreciation and amortization of related long-lived assets, and other related expenses.
Interest Expense
Total interest expense, including interest on our long-term debt, capital leases and credit facilities, was $39.1 million and $33.7 million in fiscal 2013 and 2012, respectively. The increase was due to additional borrowings (see Liquidity and Capital Resources below for further information), and an increase in the number of capital leases outstanding.
In fiscal 2013, the Company raised $450.0 million in long-term debt through the issuance of Series 2 Notes, representing a portion of the $900.0 million approved increase in our debt levels, which can be used for general corporate purposes, including share repurchases. We anticipate that our interest expense will continue to increase due to the additional financing, and future borrowings as the Company finalizes alternatives for the remaining planned $450.0 million of additional debt (see Liquidity and Capital Resources below for further information).
Income Taxes
Total tax expense was $157.0 million in fiscal 2013 as compared to $156.3 million in fiscal 2012. Our effective income tax rate in fiscal 2013 was 26.8% as compared to 27.7% in fiscal 2012. Our fiscal 2013 effective tax rate was lower than our fiscal 2012 effective tax rate primarily due to a reduction in liabilities for unrecognized tax benefits in fiscal 2013. Also, the fiscal 2013 effective tax rate was favourably impacted by a decrease in losses not benefited for tax purposes, as compared to fiscal 2012.
The Canada Revenue Agency (“CRA”) issued notices of reassessment for the 2005 through 2009 taxation years for transfer pricing adjustments related to our former investment in the Maidstone Bakeries joint venture. The proposed adjustments, including tax, penalty and interest, total approximately $60.0 million. A Notice of Objection was filed with the CRA in October 2013. We expect to maintain approximately $38.0 million of the proposed adjustments on deposit with the CRA and other taxation authorities while this matter is under dispute, most of which was deposited during fiscal 2013.
The cash deposit requirement did not have a material adverse impact on our liquidity. Although the outcome of this matter cannot be predicted with certainty, the Company intends to contest this matter vigorously, and we believe that we will ultimately prevail based on the merits of our position. At this time, we believe that we have adequately reserved for this matter; however, we will continue to evaluate our reserves as we progress through appeals and, if necessary, the litigation process. If the CRA’s position is ultimately sustained as proposed, it may have a material adverse impact on earnings in the period that the matter is ultimately resolved.
A Notice of Appeal to the Tax Court of Canada was filed in July 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. The court date for this matter is set for the second half of 2014. The Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction and, accordingly, has not made a provision for this matter.

For Canadian federal tax purposes, except as noted above, the 2007 and subsequent taxation years remain open to examination and potential adjustment by the CRA. The CRA is currently conducting examinations of the 2008 through 2011 taxation years. For U.S. federal income tax purposes, the Company remains open to examination commencing with the 2010 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. Except as described above, the Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.
The Company continues to provide a full valuation allowance on net federal deferred tax assets in the U.S., and certain state net operating loss carry forwards. In addition, the Company has provided for a full valuation allowance on losses resulting from public company costs, including costs relating to its new long-term debt. The Company periodically assesses the realization of its net deferred tax assets based on current and historical operating results, expectations of future operating results, including evaluating results against the Company’s strategic plan, and consideration of planning strategies. A valuation allowance is recorded if the Company believes its net deferred tax assets will not be realized in the foreseeable future. The Company has weighed both positive and negative evidence in determining whether to continue to maintain or provide a valuation allowance on its net deferred tax assets. The Company’s determination to maintain the valuation allowance is based on what it believes may be the more likely than not result. The Company will continue to assess the realization of deferred tax assets and may consider the release of all or a portion of the valuation allowance in the future based on the weight of all evidence at that time.
Deferred taxes are not provided for temporary differences that represent the excess of the carrying amount for financial reporting purposes over the tax basis in foreign subsidiaries, where the differences are considered indefinitely reinvested. If the Company’s intentions with respect to these temporary differences were to change in the future, deferred taxes may need to be provided that could materially impact our financial results.
During fiscal 2013, the Company and Wendy’s agreed to a settlement of claims for tax attributes under the separation agreements relating to our initial public offering and spin-off from Wendy’s. The settlement was reflected positively in our earnings in other income, but did not have a material impact. As part of the settlement, the Company and Wendy’s agreed to a full and final release of all claims under the separation agreements provided, however, that any matters arising in connection with outstanding competent authority claims that the Company may file remain open.

Fiscal 2012 compared to Fiscal 2011

	2012	% of Total Revenues	2011	% of Total Revenues	Change(1)
					Dollars	Percentage
	($ in thousands)
Revenues
Sales	$2,225,659	71.3%	$2,012,170	70.5%	$213,489	10.6%
Franchise revenues:
Rents and royalties(2)	780,992	25.0%	733,217	25.7%	47,775	6.5%
Franchise fees	113,853	3.6%	107,579	3.8%	6,274	5.8%
	894,845	28.7%	840,796	29.5%	54,049	6.4%
Total revenues	3,120,504	100.0%	2,852,966	100.0%	267,538	9.4%
Costs and expenses
Cost of sales	1,957,338	62.7%	1,772,375	62.1%	184,963	10.4%
Operating expenses	284,321	9.1%	256,676	9.0%	27,645	10.8%
Franchise fee costs	116,644	3.7%	104,884	3.7%	11,760	11.2%
General and administrative expenses	163,885	5.3%	165,598	5.8%	(1,713)	(1.0)%
Equity (income)	(14,693)	(0.5)%	(14,354)	(0.5)%	(339)	2.4%
Corporate reorganization expenses	18,874	0.6%	—	—%	18,874	n/m
Asset impairment	(372)	—%	372	—%	(744)	n/m
Other (income), net	(18)	—%	(2,060)	(0.1)%	2,042	n/m
Total costs and expenses, net	2,525,979	80.9%	2,283,491	80.0%	242,488	10.6%
Operating income	594,525	19.1%	569,475	20.0%	25,050	4.4%
Interest (expense)	(33,709)	(1.1)%	(30,000)	(1.1)%	(3,709)	12.4%
Interest income	3,296	0.1%	4,127	0.1%	(831)	(20.1)%
Income before income taxes	564,112	18.1%	543,602	19.1%	20,510	3.8%
Income taxes	156,346	5.0%	157,854	5.5%	(1,508)	(1.0)%
Net income	407,766	13.1%	385,748	13.5%	22,018	5.7%
Net income attributable to non controlling interests	4,881	0.2%	2,936	0.1%	1,945	66.2%
Net income attributable to Tim Hortons Inc.	$402,885	12.9%	$382,812	13.4%	$20,073	5.2%
______________
n/m    Not meaningful

(1)
The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The change in the value of the Canadian dollar relative to the U.S. dollar year-over-year did not have a significant impact on any component of net income in fiscal 2012 or fiscal 2011.

(2)
Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and advertising levies of $5.6 million and $0.6 million in fiscal 2012 and 2011, respectively, primarily associated with the Expanded Menu Board Program. Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	Fiscal Years
	2012	2011
Franchised restaurant sales	(in thousands)
Canada (Canadian dollars)	$5,907,481	$5,564,263
U.S. (U.S. dollars)	$532,214	$472,969

Revenues
Sales
Distribution sales. Distribution sales increased $155.0 million, or 9.1%, to $1,860.7 million in fiscal 2012. Systemwide sales growth increased distribution sales by approximately $109.5 million due primarily to the higher number of system restaurants year-over-year, continued same-store sales growth, and products newly managed through our supply chain. Pricing and favourable product mix represented approximately $44.5 million of the increase in distribution sales, due primarily to higher prices for coffee and other commodities, reflective of their higher underlying costs.
Company-operated restaurants’ sales. Company-operated restaurants’ sales were $27.0 million in fiscal 2012, compared to $24.1 million in fiscal 2011, due to an average of three more Company-operated restaurants.
Variable interest entities’ sales. VIEs’ sales were $338.0 million and $282.4 million in fiscal 2012 and fiscal 2011, respectively. The increase in sales was primarily due to an increase in Non-owned restaurants consolidated in both the U.S. and Canada, resulting from an increase in restaurants opened under operator agreements, primarily in the U.S., as we utilized operator agreements as a means for owners to establish their business. The following table outlines the number of consolidated Non-owned restaurants in each respective period:

	Fiscal Years		As at
	2012	2011	December 30, 2012	January 1, 2012
	Average
Canada	120	107	131	121
U.S.	198	165	234	188
Total	318	272	365	309
Franchise Revenues
Rents and Royalties. In fiscal 2012, revenues from rents and royalties increased $47.8 million compared to fiscal 2011, or 6.5%, to $781.0 million. Rents and royalties growth was driven primarily by sales from the net addition of 238 new full-serve restaurants across all of our markets year-over-year, and by same-store sales growth, both of which resulted in an approximate $47.6 million, or 6.5%, growth in rents and royalties revenues. In addition, we recognized the advertising levies specifically attributed to the Expanded Menu Board Program, which represented an increase of $5.0 million in fiscal 2012 as compared to fiscal 2011. Partially offsetting these growth factors was the negative impact resulting from a greater number of consolidated Non-owned restaurants, which reduced growth as the consolidation of these restaurants essentially replaced our rents and royalties revenues with restaurant sales, which are included in VIEs’ sales (see Revenues—Sales—Variable interest entities’ sales above).
Franchise Fees. In fiscal 2012, franchise fees increased $6.3 million compared to fiscal 2011, or 5.8%, to $113.9 million. The primary factors resulting in higher franchise fees were a higher number of renovations, along with higher non-standard restaurant sales, partially offset by lower revenues from Cold Stone Creamery co-branded openings.
Total Costs and Expenses
Cost of Sales
Distribution cost of sales. Distribution cost of sales increased $129.6 million, or 8.6%, in fiscal 2012 as compared to fiscal 2011. Systemwide sales growth and an increase in products for which we now manage the supply chain logistics contributed approximately $97.7 million of the increase in cost of sales. Approximately $31.4 million of the distribution cost of sales increase related primarily to higher underlying commodity costs, primarily for coffee, and product mix.
Company-operated restaurants cost of sales. Company-operated restaurants cost of sales increased by $4.1 million to $28.9 million in fiscal 2012, compared to $24.7 million in fiscal 2011, primarily due to an increase, on average, of three more Company-operated restaurants.
Variable interest entities’ cost of sales. VIEs’ cost of sales was $297.4 million and $246.2 million in fiscal 2012 and fiscal 2011, respectively, primarily due to an increase in consolidated Non-owned restaurants (see Revenues—Sales—Variable interest entities’ sales above). Additionally, the VIEs’ cost of sales increased in fiscal 2012 compared to fiscal 2011 due to higher sales from existing consolidated Non-owned restaurants.

Operating Expenses
Total operating expenses increased $27.6 million to $284.3 million in fiscal 2012. Rent expense increased by $10.2 million year-over-year, primarily due to 154 additional properties that were leased and then subleased to restaurant owners, and higher percentage rent expense on certain properties resulting from increased restaurant sales. Depreciation expense increased by $8.7 million, due to the increase in the total number of properties that we either own or lease and then sublease to restaurant owners, and renovations to existing restaurants. Depreciation expense also increased by $4.0 million due to the Expanded Menu Board Program, and by $3.0 million due to higher project-related and other renovation expenses.
Franchise Fee Costs
Franchise fee costs in fiscal 2012 were $116.6 million, an increase of $11.8 million over fiscal 2011. The increase was driven by a higher number of renovations and a higher number of non-standard restaurant sales. Also contributing to the increase year-over-year were increased support costs for higher salaries and benefits, due in part to operational initiatives to build drive-thru capacity. The increased costs were partially offset by fewer Cold Stone Creamery co-branded openings in fiscal 2012 as compared to fiscal 2011.
General and Administrative Expenses
General and administrative expenses decreased $1.7 million to $163.9 million in fiscal 2012 from $165.6 million in fiscal 2011. Adjusting for the CEO Separation Agreement of $6.3 million occurring in fiscal 2011, general and administrative expenses increased $4.6 million, or 2.9%. The primary factors driving the increase were higher salaries and benefits required to support growth of the business, moderated by lower performance-based costs and lower salary and benefits in the fourth quarter of fiscal 2012 as a result of the reorganization.
Equity Income
Equity income was approximately $14.7 million in fiscal 2012, compared to $14.4 million in fiscal 2011, due to growth in sales at existing TIMWEN restaurants.
Corporate Reorganization Expenses
In fiscal 2012, we recognized $18.9 million of Corporate reorganization expenses, comprised primarily of termination costs and professional fees, as the Corporate reorganization was initiated in August 2012.

Interest Expense
Total interest expense was $33.7 million in fiscal 2012 compared to $30.0 million in fiscal 2011. The increase in interest expense related primarily to additional interest on an increased number of capital leases outstanding year-over-year and the interest expense associated with the Ad Fund’s borrowings under its revolving credit facility, used to fund the Expanded Menu Board Program.
Income Taxes
Total tax expense was $156.3 million in fiscal 2012 as compared to $157.9 million in fiscal 2011. Our effective income tax rate in fiscal 2012 was 27.7% as compared to 29.0% in fiscal 2011. Our fiscal 2012 effective tax rate was favourably impacted by the benefit associated with Canadian statutory rate reductions and the reduction in liabilities for unrecognized tax benefits, partially offset by losses not benefited for tax and by an increase in tax imposed by foreign jurisdictions on income.
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
Liquidity and Capital Resources
Overview
Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has for the most part self-funded our operations, new restaurant development, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. Our additional long-term debt incurred in fiscal 2013, and additional long-term debt planned for fiscal 2014, can be used for general corporate purposes, including share repurchases (see below).

Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, although we expect that the U.S. operations will begin to contribute positively in fiscal 2014. Our $250.0 million and $400.0 million revolving bank facilities (“Revolving Bank Facilities”) provide an additional source of liquidity (see Credit Facilities below for additional information).
In fiscal 2013, we generated $598.7 million of cash from operations, compared to $559.3 million in fiscal 2012, an increase of $39.4 million (see Comparative Cash Flows below for a description of sources and uses of cash). We believe that we will continue to generate adequate operating cash flows to fund both our debt service requirements and our capital expenditures over the next 12 months (excluding the Expanded Menu Board Program which is a capital expenditure of the Ad Fund), and our share repurchase program. We regularly assess our optimal capital structure and seek to identify opportunities to generate value for shareholders. In fiscal 2013, we increased our long-term debt by $450.0 million (see Description of Outstanding Senior Unsecured Notes below), representing a portion of the $900.0 million approved increase in our debt levels. The accretive benefits to EPS of our planned, heightened share repurchases are expected to more than offset any interest currently non-deductible that results from increasing the amount of our debt. Under our current capital structure, an increase in debt levels beyond our current target of $900.0 million could result in further increases in the effective tax rate resulting from incurring additional interest expense for which we may not receive a tax benefit, and/or increases in income or withholding taxes on distributions from our Canadian operating company to our parent corporation. Addressing constraints in our capital structure is an important consideration to maintaining our effective tax rate over the longer term, although there can be no assurance that we will be able to address these constraints in a timely or tax efficient manner. Our inability to address these constraints in a timely or efficient manner could negatively affect our projected results, future operations, and financial condition.
As part of the Company's recapitalization plan, we are targeting a total of $1.0 billion in share repurchases over the 12-month period from August 2013 to August 2014, subject to market conditions, the negotiation and execution of agreements, and regulatory approvals. The expanded share repurchase program commenced in September 2013. In fiscal 2013, prior to the borrowing of long-term debt through the issuance of Series 2 Notes, the Company entered into a $400.0 million revolving bank facility (see Credit Facilities below for additional information), to provide interim financing until October 2014. The interim financing can be used for general corporate purposes, including funding the expanded share repurchase program. The Company anticipates obtaining longer-term financing for the remaining $450.0 million of the $900 million approved increase in our debt levels in fiscal 2014, subject to market conditions and the negotiation and execution of agreements.
In anticipation of this longer-term financing, we entered into interest rate forwards as cash flow hedges to limit a portion of the interest rate volatility during the period prior to the closing of the longer-term financing. As at December 29, 2013, the Company had outstanding interest rate forwards with a notional amount of $90.0 million, and subsequent to the year-end, entered into additional interest rate forwards with a notional amount of $360.0 million. The interest rate forwards are intended to protect the Company from volatility in the Government of Canada interest rate by fixing the rate at the time the forwards were entered into for the expected term of the longer-term financing. The credit spread risk cannot be hedged and is, therefore, subject to volatility. If the anticipated longer-term financing does not occur as planned, the fair value of the interest rate forwards must be included in the determination of net income rather than other comprehensive income at that time.
If additional funds are needed for strategic initiatives or other corporate purposes beyond those currently available and those that are planned, we believe that we have some additional capacity to borrow and maintain an investment grade rating. Our ability to incur additional indebtedness will be limited by our financial and other covenants under our Revolving Bank Facilities (see Credit Facilities below for additional information). Our Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”) and Series 2 Notes are not subject to any financial covenants; however, the Series 1 Notes and the Series 2 Notes contain certain other covenants, which are fully described in Item 8. Financial Statements—Note 13 Long-Term Debt. The Company believes that our debt will remain investment grade after the targeted increase of $900.0 million, and our strategic priority is to maintain an investment grade credit rating in the future.
When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at December 29, 2013, we had approximately $938.9 million in long-term debt and capital leases (excluding current portion) on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program. We continue to believe that the strength of our balance sheet, including our cash position, provides us with opportunity and flexibility for future growth while still enabling us to return excess cash to our shareholders through a combination of dividends and our share repurchase program.
Our primary liquidity and capital requirements are for new restaurant construction, renovations of existing restaurants, expansion of our business through vertical integration and general corporate needs. In addition, we utilize cash to fund our dividends and share repurchase programs. Historically, our annual working capital needs have not been significant. In each of the last five fiscal years, operating cash flows have funded our capital expenditure requirements for new restaurant development, remodeling, technology initiatives and other capital needs, and our expectation is that this will be the case in the next five years as well.
Description of Outstanding Senior Unsecured Notes
The Series 1 Notes, due June 1, 2017, were offered on a private placement basis in the first and fourth quarters of 2010 for total net proceeds of $302.3 million, including a premium of $2.3 million. The Series 1 Notes bear a fixed interest coupon rate of 4.20% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Series 1 Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ notice, but no more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Series 1 Notes, plus 0.30%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Series 1 Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
The Series 2 Notes, due December 1, 2023, were offered on a private placement basis in the fourth quarter of 2013 for total net proceeds of $449.9 million, including a discount of $0.1 million. The Series 2 Notes bear a fixed interest coupon rate of 4.52% with interest payable in semi-annual installments, in arrears, which will commence on June 1, 2014. The Series 2 Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ and not more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Series 2 Notes, plus 0.49%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. Notwithstanding the foregoing, on or after September 1, 2023, the Corporation may, at its option, redeem the Notes in whole but not in part, upon not less than 30 days’ and not more than 60 days’ notice, at par, together with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control, which, for the Series 2 Notes, includes a change in the majority of the directors on the Board, and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Series 2 Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
See Item 8. Financial Statements—Note 13 Long-Term Debt for further information on the Outstanding Senior Unsecured Notes.
Common Shares
On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of up to $250.0 million in common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as defined under the Toronto Stock Exchange (“TSX”) rules as of February 14, 2013, but subject to a cap of $250.0 million in the aggregate. The 2013 Program received regulatory approval from the TSX. On August 8, 2013, the 2013 Program was amended to remove the $250.0 million cap, although the 2013 Program was still subject to applicable regulatory maximums. Our common shares could be purchased under the 2013 Program through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases could be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority were at a discount to the prevailing market price as provided in the exemption order. The 2013 Program began on February 26, 2013 and was terminated in February 2014 as the 10% public float maximum was reached. Common shares purchased pursuant to the 2013 Program were canceled. During fiscal 2013, we repurchased 12.1 million of our common shares at a cost of $720.5 million as part of the 2013 Program.
In addition to completing the $1 billion expanded share repurchase program approved by the Board of Directors in 2013, the Board has determined that it would be appropriate to renew the Corporation’s normal course share repurchase program to permit the Corporation to repurchase up to an additional $210.0 million of our shares, either concurrently with, or following the completion of, the expanded share repurchase program. Accordingly, on February 19, 2014, our Board of Directors approved a new share repurchase program (“2014 Program”) authorizing the repurchase of an additional $440.0 million in common shares, not to exceed the regulatory maximum of 13,726,219 shares, representing 10% of our public float as defined under the Toronto Stock Exchange (“TSX”) rules as of February 14, 2014. The 2014 Program has received regulatory approval from the TSX. Our common shares may be purchased under the 2014 Program through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases may be made on the TSX, the NYSE, and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2014 Program is planned to begin on February 28, 2014 and will expire on February 27, 2015, or earlier if the $440.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2014 Program will be canceled. The 2014 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2014 Program.
Our outstanding share capital is comprised of common shares. An unlimited number of common shares, without par value, is authorized, and we had 141.3 million common shares outstanding as at December 29, 2013. As at that date, we had outstanding stock options with tandem stock appreciation rights held by current and former officers and employees to acquire 1.2 million of our common shares pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 0.6 million were exercisable.
Dividends
Our Board approved a 23.8% increase in the quarterly dividend to $0.26 per common share in February 2013. In fiscal 2013, we paid four quarterly dividends of $0.26 per common share totaling $156.1 million. In fiscal 2012, we paid four quarterly dividends of $0.21 per common share totaling $130.5 million.
In February 2014, our Board of Directors approved an increase in the dividend from $0.26 to $0.32 per common share paid quarterly, representing an increase of 23.1%, reflecting our strong cash flow position, which allows us to continue our first priority of funding our business growth investment needs while still returning value to our shareholders in the form of dividends and share repurchases. The Board declared the first quarterly dividend at the increased rate of $0.32 per share, payable on March 18, 2014 to shareholders of record at the close of business on March 3, 2014. Dividends are declared and paid in Canadian dollars to all shareholders with Canadian resident addresses. For U.S. resident shareholders, dividends paid will be converted to U.S. dollars based on prevailing exchange rates at time of conversion by the Clearing and Depository Services Inc. for beneficial shareholders and by us for registered shareholders. Notwithstanding our targeted payout range and the recent increase in our dividend, the declaration and payment of all future dividends remains subject to the discretion of our Board of Directors and the Company’s continued financial performance, debt covenant compliance, and other risk factors. We have historically paid for all dividends primarily from cash generated from our operations, and we expect to continue to do so in fiscal 2014.
Credit Facilities
In December 2010, we entered into an unsecured senior revolving facility credit agreement (the “2010 Revolving Bank Facility”), and amended it on January 26, 2012, for more favourable pricing and to extend the term. The amended facility will mature on January 26, 2017. The facility is supported by a syndicate of seven financial institutions, of which Canadian financial institutions hold approximately 64% of the total funding commitment. We may use the borrowings under the 2010 Revolving Bank Facility for general corporate purposes, including potential acquisitions and other business initiatives. The 2010 Revolving Bank Facility has a guarantee structure similar to the Series 1 Notes and Series 2 Notes, and may be drawn by the Borrower, TDL, and, as such, has a Tim Hortons Inc. guarantee that cannot be released. The 2010 Revolving Bank Facility is for $250.0 million (which includes a $25.0 million overdraft availability and a $25.0 million letter of credit facility). As at December 29, 2013, we had utilized $5.2 million of the 2010 Revolving Bank Facility to support standby letters of credit.
In October 2013, we entered into a 364-day Revolving Bank Facility (the “2013 Revolving Bank Facility”), which will mature on October 3, 2014. The facility is supported by a syndicate of four Canadian financial institutions. The 2013 Revolving Bank Facility provides for up to $400.0 million in revolving credit available at the request of the Company. The 2013 Revolving Bank Facility is available for general corporate purposes, including the purchase by the Company of its common shares under any normal course or substantial issuer bid, by private agreement, or otherwise, or other cash distribution to shareholders, in each case made in compliance with applicable securities laws and the requirements of the TSX. We expect that the 2010 Revolving Bank Facility will remain outstanding during and after the interim financing provided by the 2013 Revolving Bank Facility. As at December 29, 2013, we had drawn $30.0 million of the 2013 Revolving Bank Facility. We expect to continue to draw on the 2013 Revolving Bank Facility in early fiscal 2014, while we finalize alternatives for the remaining $450.0 million approved increase in our debt levels.
Each of the Revolving Bank Facilities provides variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. These facilities do not carry market disruption clauses. The Revolving Bank Facilities contain substantially similar covenants which, among other things, require the maintenance of the following two financial ratios:

•
Consolidated maximum total debt coverage ratio. This ratio is computed as consolidated total debt divided by net income (excluding net income of VIEs) and before interest expense, taxes, depreciation and amortization, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes (without duplication) all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities (excluding those scheduled in the applicable Revolving Bank Facility).

•
Minimum fixed charge coverage ratio. This ratio is computed as net income (excluding net income of VIEs) and before interest expense, taxes, depreciation and amortization, rent expense, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges include interest and rent expense.

The following table outlines the level of our covenant compliance for fiscal 2013 under the Revolving Bank Facilities:

	Actual	Required(1)
Consolidated total debt to EBITDA attributable to Tim Hortons Inc., as adjusted	1.29	<3.00
Minimum fixed charge	4.14	>2.00
______________

(1)	Consolidated total debt to EBITDA attributable to Tim Hortons Inc., as adjusted, cannot exceed 3.00. Minimum fixed charge cannot be less than 2.00.
The Revolving Bank Facilities contain certain covenants that will limit our ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of our business; enter into transactions with affiliates; enter into certain restrictive agreements; or pay dividends or make share repurchases if we are not in compliance with the financial covenants, or if such transactions would cause us to not be in compliance with the financial covenants.
Events of default under the applicable Revolving Bank Facility include: a default in the payment of the obligations under the applicable Revolving Bank Facility or a change in control of Tim Hortons Inc. Additionally, events of default for the Borrower, TDL, or any future Guarantor include: a breach of any representation, warranty or covenant under the Revolving Bank Facilities; certain events of bankruptcy, insolvency or liquidation; and, any payment default or acceleration of indebtedness if the total amount of such indebtedness unpaid or accelerated exceeds $25.0 million.
Ad Fund
The Ad Fund has a seven-year Term Loan (“Term Loan”) with a balance of $30.2 million as at December 29, 2013. The Term Loan matures in November 2019 and is repaid in equal quarterly installments. It bears interest based on a Banker’s Acceptance Fee plus an applicable margin, payable quarterly in arrears. In 2013, the Ad Fund entered into an amortizing interest rate swap to fix the interest expense on the Term Loan. Prepayment of the Term Loan is permitted without penalty at any time in whole or in part.
In October 2013, the Ad Fund prepaid a portion of the original Term Loan and entered into an agreement with a Company subsidiary for a term loan for the same amount, which is funded by the Restricted cash and cash equivalents related to our Tim Card program (“Tim Card Loan”). The Tim Card Loan has similar repayment terms to the Term Loan, but is non-interest bearing as all interest earned on Restricted cash and cash equivalents is contributed back to the Ad Fund per internal agreement. The Term Loan and the Tim Card Loan will be serviced by the Ad Fund, and not from cash from our operations. The Term Loan is secured by the Ad Fund’s assets and is not guaranteed by the Company. Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental condition of the Ad Fund.
In fiscal 2013, the Ad Fund cancelled a revolving credit facility with a Canadian financial institution, and entered into an agreement with a Company subsidiary for a revolving credit facility, which is also funded by the Restricted cash and cash equivalents related to our Tim Card Program (“Tim Card Revolving Credit Facility”). Similar to the Tim Card Loan, the Tim Card Revolving Credit Facility is non-interest bearing. There are no financial covenants associated with the Term Loan, the Tim Card Loan, or the Tim Card Revolving Credit Facility.

Comparative Cash Flows
Operating Activities.
Net cash provided from operating activities in fiscal 2013 was $598.7 million compared to $559.3 million in fiscal 2012, an increase of $39.4 million. The increase in operating cash flow was driven by higher earnings, offset by deposits made to taxation authorities and settlement of cash flow hedges of $36.5 million and $9.8 million, respectively, in fiscal 2013, and increased working capital requirements driven by accounts and taxes payable, partially offset by lower inventory balances year-over-year.
Net cash provided from operating activities in fiscal 2012 was $559.3 million compared to $391.5 million in fiscal 2011, an increase of $167.8 million, due to higher earnings in fiscal 2012 and working capital movements, driven by lower green coffee inventories and activity related to our Tim Card redemptions.
Investing Activities.
Net cash used in investing activities was $237.3 million in fiscal 2013, a decrease of $4.9 million compared to fiscal 2012. The decrease year over year is due primarily to decreased capital expenditures related to the Expanded Menu Board Program as the program comes to completion, and other investing activities, partially offset by increased capital expenditure for new and existing restaurants.
In fiscal 2012, net cash used in investing activities was $242.2 million, an increase of $89.5 million compared to fiscal 2011 due primarily to increased capital expenditures related to the Expanded Menu Board Program and new restaurants, and proceeds received from the sale of restricted investments in fiscal 2011 with no comparable proceeds in fiscal 2012.
Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. A summary of capital expenditures is as follows:

	Fiscal Years
	2013	2012	2011
	(in millions)
Capital expenditures(1)
New restaurants	$99.8	$113.0	$84.3
Existing restaurants(2)	98.7	51.4	50.0
Other capital expenditures(3)	22.5	22.4	42.6
Total capital expenditures, excluding Ad Fund	$221.0	$186.8	$176.9
Ad Fund(4)	22.0	49.0	4.4
Total capital expenditures, including Ad Fund	$243.0	$235.8	$181.3
________________

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition. All numbers rounded.

(2)	Related primarily to renovations and restaurant replacements.

(3)	Related primarily to replacement and expansion projects at our distribution facilities, and other corporate needs.

(4)	Related to the Expanded Menu Board Program, which is being funded by the Ad Fund.
Capital expenditures for new restaurants in Canada and the U.S. were as follows:

	Fiscal Years
	2013	2012	2011
	(in millions)
Canada	$58.9	$62.5	$53.6
U.S.	41.0	50.5	30.7
Total	$99.8	$113.0	$84.3
Financing Activities.
Financing activities used cash of $434.1 million in fiscal 2013, an increase of $111.7 million compared to fiscal 2012 due primarily to an additional $521.0 million returned to shareholders in the form of common share repurchases and dividends paid in fiscal 2013 compared to fiscal 2012, partially offset by net proceeds of $448.1 million from the issuance of long-term debt in the form of our Series 2 Notes and proceeds of $30.0 million from our short-term borrowings. The increase in financing activities was also impacted by the proceeds of Ad Fund debt received in fiscal 2012, as compared to additional principal payments primarily related to the Ad Fund’s Term Loan in fiscal 2013.
In fiscal 2012, financing activities used cash of $322.4 million, a decrease of $365.5 million compared to fiscal 2011 due primarily to additional funds available in fiscal 2011 resulting from the sale of our 50% joint-venture interest in Maidstone Bakeries for use in the 2011 share repurchase program, and drawings by the Ad Fund on its revolving credit facility to fund the Expanded Menu Board Program.
Contractual Obligations
Our significant contractual obligations and commitments as at December 29, 2013 are shown in the following table.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total	Liability recorded on Balance Sheet	Future Commitment not Recorded on Balance Sheet
	($ in thousands)
Contractual Obligations
Long-term debt, including interest and current maturities	$50,855	$101,008	$379,170	$677,248	$1,208,281	$851,071	$357,210
Capital leases	21,690	44,602	32,176	142,299	240,767	130,780	109,987
Operating leases	102,643	194,154	155,760	599,185	1,051,742	—	1,051,742
Purchase obligations(1)	363,706	21,984	6,096	885	392,671	—	392,671
Total contractual obligations(2)	$538,894	$361,748	$573,202	$1,419,617	$2,893,461	$981,851	$1,911,610
________________

(1)	Purchase obligations primarily include commitments to purchase certain food ingredients and advertising expenditures.

(2)
The above table does not reflect uncertain tax position liabilities of $24.9 million (including related interest) as the Company is unable to make a reasonable and reliable estimate of when possible cash settlements with a taxing authority would occur (see Item 8. Financial Statements—Note 7 Income Taxes).

We purchase certain products in the normal course of business, the prices of which are affected by commodity prices, such as green coffee, sugar, edible oil and wheat. Some of these purchase commitments are made on behalf of third-party suppliers, including Maidstone Bakeries. (See Item 1A. Risk Factors—Increases in the cost of commodities or decreases in the availability of commodities, as well as inconsistent quality of commodities, could have an adverse impact on our restaurant owners and on our business and financial results and Item 7A. Quantitative and Qualitative Disclosures About Market Risk).
Off-Balance Sheet Arrangements
We did not have any “off-balance sheet” arrangements as at December 29, 2013 or December 30, 2012 as that term is described by the SEC.
Financial Definitions
Sales
Sales include Distribution sales, sales from Company-operated restaurants, and sales from consolidated Non-owned restaurants. Distribution sales comprise sales of products (including a minimal amount of manufacturing product sales to third parties), supplies and restaurant equipment, excluding equipment sales related to initial restaurant establishment or renovations (see Franchise Fees below) that are shipped directly from our warehouses or by third-party distributors to restaurants or retailers through our supply chain. Sales from Company-operated restaurants and consolidated Non-owned restaurants comprise restaurant-level sales to our guests. The consolidation of Non-owned restaurants essentially replaces our rents and royalties with restaurant sales, which are included in VIEs’ sales.
Rents and Royalties
Includes royalties and rental revenues earned, net of relief, and certain advertising levies associated with our Ad Fund relating primarily to the Expanded Menu Board Program. Royalties typically range from 3.0% to 4.5% of gross franchised restaurant sales. Rental revenues consist of base and percentage rent in Canada and percentage rent only in the U.S., and typically range from 8.5% to 10.0% of gross franchised sales.

Franchise Fees
Includes revenues derived from license fees and equipment packages, at initiation of a restaurant and in connection with the renewal or renovation, and revenues related to master license agreements.
Cost of Sales
Includes costs associated with the management of our supply chain, including cost of goods, direct labour and depreciation, as well as the cost of goods delivered by third-party distributors to the restaurants for which we manage the supply chain logistics, and for canned coffee sold through grocery stores. Cost of sales also includes food, paper and labour costs of Company-operated restaurants and consolidated Non-owned restaurants.
Operating Expenses
Includes property-related costs, including depreciation and rent expense related to properties leased to restaurant owners and other property-related costs. Also included are certain operating expenses related to our distribution business such as utilities and product development costs.
Franchise Fee Costs
Includes the cost of equipment sold to restaurant owners at the commencement or in connection with the renovation of their restaurant business, including training and other costs necessary to assist with a successful restaurant opening. Also includes support costs related to project-related and/or operational initiatives.
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
De-branding Costs
Represents de-branding costs related to removing the Cold Stone Creamery brand from Tim Hortons restaurants in Canada.
Asset Impairment
Represents non-cash charges relating to the impairment of long-lived assets, including any reversals of previously recognized charges deemed no longer required.
Other (Income) Expense, net
Includes (income) expenses that are not directly derived from our primary businesses, such as foreign currency adjustments, gains and losses on asset sales, and other asset write-offs.
The Application of Critical Accounting Policies
We describe our significant accounting policies in Item 8. Financial Statements—Note 1 Summary of Significant Accounting Policies. Included in our significant accounting policies are certain policies that we believe are both significant and may require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. The preparation of Consolidated Financial Statements in conformity with GAAP requires us to make assumptions and estimates that can have a material impact on the results of our operations. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions. We evaluate and update our assumptions and estimates on an ongoing basis based on new events occurring, additional information being obtained or more experience being acquired.
See Item 8. Financial Statements—Note 1 Summary of Significant Accounting Policies for a description of the new accounting standards adopted in fiscal 2013. The adoption of new accounting standards did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.
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
A tax benefit from an uncertain tax position may be recognized in the financial statements only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. We record interest and potential penalties related to unrecognized tax benefits in income tax expense. We classify a liability associated with an unrecognized tax benefit as a long-term liability except for liabilities expected to be settled within the next 12 months.
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
Impairment of Long-lived Assets
Long-lived assets, including intangible assets, are reviewed for impairment whenever an event or circumstance occurs that indicates impairment may exist (“triggering event”). Our long-lived assets consist primarily of restaurant-related long-lived assets. Restaurant-related long-lived assets are grouped into operating markets for impairment testing purposes, as this is the lowest identifiable level of independent cash flows. Determining whether a triggering event has occurred is subjective, and we consider factors such as: prolonged negative same-store sales growth in the operating market (which is a key operating metric); prolonged negative cash flows in the operating market; or a higher-than-normal amount of restaurant closures in any one market. We also consider the maturity of the affected market (i.e., whether the affected market is developed or developing, and the type of market investment, such as strategic investments). In developed markets, one of the key indicators for the overall health of an operating market is same-store sales growth. In developing markets, we assess a number of factors, including systemwide sales growth, which includes both new restaurants and same-store sales growth, the stage of growth of the operating market, the average unit sales volume trends, overall long-term performance expectations, as well as higher-than-average restaurant closures in a market.
If it is determined that a triggering event has occurred, an undiscounted cash flow analysis is completed on the affected market to determine if the future expected cash flows of a market are sufficient to recover the carrying value of the assets. A key assumption within our undiscounted cash flow analysis is estimated same-store sales growth. Expected future cash flows also are affected by various external factors, such as local economic factors, demographics, and consumer behavior. If it is determined that the undiscounted cash flows are insufficient, then the market is deemed to be impaired. The fair value of the long-lived assets is estimated using primarily third-party appraisals or the discounted cash flows, as appropriate. If our estimates or underlying assumptions of the future expected cash flows change, we may be required to record an impairment charge in the future.

 Reserve Contingencies for Litigation and Other Matters
In the normal course of business, we must make continuing estimates of reasonably possible obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimation process; however, the ultimate outcome of various legal issues could be different than management estimates and adjustments to reserve contingencies may be required.
Stock-based Compensation
We have a number of equity-based compensation awards issued to certain employees, including restricted stock units (“RSUs”), stock options with tandem stock appreciation rights (“SARs”), and deferred stock units (“DSUs”) issued to our directors under our Non-Employee Director Deferred Stock Unit Plan. Of these, determining the fair value of stock options with tandem SARs and the related stock-based compensation expense is subject to significant judgment and estimates.
We use the Black-Scholes-Merton option pricing model to value outstanding stock options, which requires the use of subjective assumptions, such as: the estimated length of time employees will retain their stock options before exercising them (the “expected term”), which is based on historical experience; and the expected volatility of our common share price over the expected term, which is estimated using the Company’s historical share price volatility for a period similar to the expected term of the option. Stock options are generally granted with tandem SARs, although SARs may also be granted alone. A SAR related to an option terminates upon the expiration, forfeiture, or exercise of the related option, and is exercisable only to the extent that the related option is exercisable. Stock options with tandem SARs allow the employee to exercise the stock option to receive common shares or to exercise the SAR and receive a cash payment, in each case of a value equal to the difference between the market price of the share on the exercise date and the exercise price of the stock option. The awards are accounted for using the liability method, which results in a revaluation of the liability to fair value each period, and are expensed over the vesting period. Changes in subjective assumptions, as well as changes in the share price from period to period, can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount of compensation expense recognized in the Consolidated Statement of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks associated with foreign exchange rates, commodity prices, interest rates and inflation. In accordance with our policies, we manage our exposure to these various market-based risks.
Foreign Exchange Risk
Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. Our primary foreign exchange exposure is attributed to U.S. dollar purchases and payments made by Canadian operations. Net cash flows between the Canadian and U.S. dollar currencies were approximately $253.2 million for fiscal 2013. We are also exposed to foreign exchange fluctuations on the translation of our U.S. operating results into Canadian dollars for reporting purposes. While these fluctuations are not significant to the consolidated operating results, the exchange rate fluctuation does impact our U.S. segment operating results and can affect the comparability quarter-over-quarter and year-over-year. We are also exposed to foreign exchange fluctuations on the revaluation of foreign currency assets and liabilities held by the Canadian dollar functional currency entities. The gains and losses associated with the revaluation of the foreign currency assets and liabilities are included in Other income and expense.
The Company uses foreign exchange derivative products to manage the impact of foreign exchange fluctuations on U.S. dollar purchases and payments, such as coffee and certain intercompany purchases, made by the Canadian operations. Forward currency contracts associated with managing this risk, to sell Canadian dollars and buy US$147.4 million, were outstanding as at December 29, 2013 (December 30, 2012: US$193.2 million). The fair value unrealized gain on these forward contracts was $4.2 million as at December 29, 2013 (December 30, 2012: unrealized loss of $2.0 million). We do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding speculating in foreign currency. By their nature, derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. As a result, our maximum potential loss may exceed the amount recognized on the balance sheet. In order to minimize counterparty credit risk, the Company uses multiple investment grade financial institutions and limits the notional amount available for each counterparty. We have reviewed the counterparty risk related to these derivative positions and do not believe there is significant risk with respect to these instruments.

At the current level of annual operating income generated from the U.S. operations and current U.S. dollar cash flow exposures, if the U.S. currency rate changes by no more than 10% for the entire year, the annual impact on our net income and annual cash flows would not be material.
Commodity Risk
We purchase certain products such as coffee, wheat, edible oils and sugar, and other prepared products, the prices of which are affected by commodity prices in the normal course of business. Therefore, we are exposed to some price volatility related to weather and, more importantly, various other market conditions outside of our control. However, we do employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally, these techniques include setting fixed prices for periods of up to one year with suppliers, setting in advance the price for products to be delivered in the future, and unit pricing based on an average of commodity prices over the corresponding period of time. We purchase a significant amount of green coffee and typically have purchase commitments fixing the price for a six-month period depending upon prevailing market conditions. We also typically hedge against the risk of foreign exchange on green coffee prices at the same time.
We do not make use of financial instruments to hedge commodity prices, partly because of our other contract pricing techniques outlined above. As we make purchases beyond our current commitments, we may be subject to higher commodity prices depending upon prevailing market conditions at such time. Generally, increases and decreases in commodity costs are largely passed through to restaurant owners, resulting in higher or lower revenues and higher or lower costs of sales from our business. These changes may impact margins as many of these products are typically priced based on a fixed-dollar mark-up. We and our restaurant owners have some ability to increase product pricing to offset a rise in commodity prices, subject to the respective acceptance by restaurant owners and guests. These cost and pricing changes can impact revenues, costs and margins, and can create volatility quarter-over-quarter and year-over-year. See Item 1A. Risk Factors—Increases in the cost of commodities or decreases in the availability of commodities, as well as inconsistent quality of commodities, could have an adverse impact on our restaurant owners and on our business and financial results.
Interest Rate Risk
The Company has long-term debt in the form of Series 1 Notes and Series 2 Notes, for which there is no associated interest rate risk as the interest rates are fixed. The Ad Fund has a seven-year Term Loan, for which there is also no associated interest rate risk, as the Ad Fund entered into an amortizing interest rate swap in February 2013 to fix the outstanding portion of the interest expense.
As our cash is invested in short-term variable rate instruments, we are exposed on a net basis to interest rate movements on a net asset position when historically we have been exposed on a net liability position. If interest rates change by 100 basis points, the impact on our annual net income would not be material.
We have entered into interest rate forwards as cash flow hedges to limit a portion of interest rate volatility related to anticipated long-term financing. As at December 29, 2013, we had outstanding interest rate forwards with a notional amount of $90.0 million, maturing in April 2014, which had an unrealized gain of $0.3 million. Subsequent to the year-end, we entered into additional interest rate forwards with a notional amount of $360.0 million. If the anticipated longer-term financing does not occur as planned, the fair value of the interest rate forwards must be included in the determination of net income rather than other comprehensive income at that time.
We have a $250.0 million 2010 Revolving Bank Facility that was undrawn at the end of fiscal 2013, other than to support standby letters of credit. We also have a $400.0 million 2013 Revolving Bank Facility, of which $370.0 million was undrawn at the end of fiscal 2013. If we were to make additional borrowings on these facilities in the future, we may be exposed to interest rate risk on a net liability position at that time.
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

TIM HORTONS INC. AND SUBSIDIARIES

TIM HORTONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of Canadian dollars, except share and per share data)

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenues
Sales (note 21)	$2,265,884	$2,225,659	$2,012,170
Franchise revenues
Rents and royalties	821,221	780,992	733,217
Franchise fees	168,428	113,853	107,579
	989,649	894,845	840,796
Total revenues	3,255,533	3,120,504	2,852,966
Costs and expenses
Cost of sales (note 21)	1,972,903	1,957,338	1,772,375
Operating expenses	321,836	284,321	256,676
Franchise fee costs	162,605	116,644	104,884
General and administrative expenses	159,523	163,885	165,598
Equity (income) (note 11)	(15,170)	(14,693)	(14,354)
Corporate reorganization expenses (note 2)	11,761	18,874	—
De-branding costs (note 3)	19,016	—	—
Asset impairment	2,889	(372)	372
Other (income), net	(925)	(18)	(2,060)
Total costs and expenses, net	2,634,438	2,525,979	2,283,491
Operating income	621,095	594,525	569,475
Interest (expense)	(39,078)	(33,709)	(30,000)
Interest income	3,612	3,296	4,127
Income before income taxes	585,629	564,112	543,602
Income taxes (note 7)	156,980	156,346	157,854
Net income	428,649	407,766	385,748
Net income attributable to non controlling interests (note 20)	4,280	4,881	2,936
Net income attributable to Tim Hortons Inc.	$424,369	$402,885	$382,812
Basic earnings per common share attributable to Tim Hortons Inc. (note 4)	$2.83	$2.60	$2.36
Diluted earnings per common share attributable to Tim Hortons Inc. (note 4)	$2.82	$2.59	$2.35
Weighted average number of common shares outstanding (in thousands) – Basic (note 4)	150,155	155,160	162,145
Weighted average number of common shares outstanding (in thousands) – Diluted (note 4)	150,622	155,676	162,597
Dividends per common share	$1.04	$0.84	$0.68
See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands of Canadian dollars)

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net income	$428,649	$407,766	$385,748
Other comprehensive income (loss)
Translation adjustments gain (loss)	31,333	(7,268)	9,634
Unrealized gains (losses) from cash flow hedges (note 15)
Gain (loss) from change in fair value of derivatives	174	(5,009)	3,243
Amount of net (gain) loss reclassified to earnings during the year	(3,002)	24	4,840
Tax (expense) recovery (note 15)	(1,579)	1,442	(2,345)
Other comprehensive income (loss)	26,926	(10,811)	15,372
Comprehensive income	$455,575	$396,955	$401,120
Comprehensive income attributable to non controlling interests	4,280	4,881	2,936
Comprehensive income attributable to Tim Hortons Inc.	$451,295	$392,074	$398,184
See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of Canadian dollars, except share and per share data)

	As at
	December 29, 2013	December 30, 2012
Assets
Current assets
Cash and cash equivalents	$50,414	$120,139
Restricted cash and cash equivalents	155,006	150,574
Accounts receivable, net (note 5)	210,664	171,605
Notes receivable, net (note 6)	4,631	7,531
Deferred income taxes (note 7)	10,165	7,142
Inventories and other, net (note 8)	104,326	107,000
Advertising fund restricted assets (note 20)	39,783	45,337
Total current assets	574,989	609,328
Property and equipment, net (note 9)	1,685,043	1,553,308
Notes receivable, net (note 6)	4,483	1,246
Deferred income taxes (note 7)	11,018	10,559
Equity investments (note 11)	40,738	41,268
Other assets (note 10)	117,552	68,470
Total assets	$2,433,823	$2,284,179
Liabilities and Equity
Current liabilities
Accounts payable (note 12)	$204,514	$169,762
Accrued liabilities (note 12)	274,008	227,739
Deferred income taxes (note 7)	—	197
Advertising fund liabilities (note 20)	59,912	44,893
Short-term borrowings (note 13)	30,000	—
Current portion of long-term obligations	17,782	20,781
Total current liabilities	586,216	463,372
Long-term obligations
Long-term debt (note 13)	843,020	406,320
Capital leases (note 16)	121,049	104,383
Deferred income taxes (note 7)	9,929	10,399
Other long-term liabilities (note 12)	112,090	109,614
Total long-term obligations	1,086,088	630,716
Commitments and contingencies (note 17)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share). Authorized: unlimited shares. Issued: 141,329,010 and 153,404,839 shares, respectively (note 18)	400,738	435,033
Common shares held in Trust, at cost: 293,816 and 316,923 shares, respectively (note 18)	(12,924)	(13,356)
Contributed surplus	11,033	10,970
Retained earnings	474,409	893,619
Accumulated other comprehensive loss	(112,102)	(139,028)
Total equity of Tim Hortons Inc.	761,154	1,187,238
Non controlling interests (note 20)	365	2,853
Total equity	761,519	1,190,091
Total liabilities and equity	$2,433,823	$2,284,179
See accompanying Notes to the Consolidated Financial Statements.
Approved on behalf of the Board:

By:	/S/ Marc Caira	By:	/S/ Michael J. Endres
	Marc Caira, President & Chief Executive Officer		Michael J. Endres, Director

TIM HORTONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of Canadian dollars)

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows provided from (used in) operating activities
Net income	$428,649	$407,766	$385,748
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	161,809	132,167	115,869
Stock-based compensation expense (note 19)	21,989	11,862	17,323
Deferred income taxes	(4,885)	5,065	(5,433)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	(3,391)	(20,182)	(63,264)
Accounts receivable	(24,650)	(1,346)	2,099
Inventories and other	2,836	33,415	(32,057)
Accounts payable and accrued liabilities	46,766	6,692	349
Taxes	6,092	(18,065)	(39,197)
Settlement of interest rate forwards	(9,841)	—	—
Deposit with tax authorities	(36,532)	—	—
Other	9,893	1,913	10,030
Net cash provided from operating activities	598,735	559,287	391,467
Cash flows (used in) provided from investing activities
Capital expenditures	(221,000)	(186,777)	(176,890)
Capital expenditures – Advertising fund (note 20)	(21,970)	(49,031)	(4,377)
Proceeds from sale of restricted investments	—	—	38,000
Other investing activities	5,708	(6,400)	(9,460)
Net cash (used in) investing activities	(237,262)	(242,208)	(152,727)
Cash flows (used in) provided from financing activities
Repurchase of common shares (note 18)	(720,549)	(225,200)	(572,452)
Dividend payments to common shareholders	(156,141)	(130,509)	(110,187)
Distributions, net to non controlling interests	(2,858)	(3,913)	(6,692)
Net proceeds from issue of debt (note 13)	448,092	—	—
Net proceeds from issue of debt – Advertising fund	—	51,850	3,699
Short-term borrowing	30,000	—	—
Principal payments on long-term debt obligations	(36,175)	(7,710)	(8,586)
Other financing activities	3,550	(6,885)	6,398
Net cash (used in) financing activities	(434,081)	(322,367)	(687,820)
Effect of exchange rate changes on cash	2,883	(1,070)	1,223
(Decrease) in cash and cash equivalents	(69,725)	(6,358)	(447,857)
Cash and cash equivalents at beginning of year	120,139	126,497	574,354
Cash and cash equivalents at end of year	$50,414	$120,139	$126,497
Supplemental disclosures of cash flow information:
Interest paid	$36,268	$31,447	$29,807
Income taxes paid	$191,503	$175,877	$207,140
Non-cash investing and financing activities:
Capital lease obligations incurred	$34,712	$26,095	$27,789
See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in Trust				AOCI(1)
					Contributed Surplus	Retained Earnings	Translation Adjustment	Cash Flow Hedges	Total Equity THI	NCI(2)	Total Equity
	Number	$	Number	$	$	$	$	$	$	$	$
Balance as at January 2, 2011	170,664	$484,050	(278)	$(9,542)	$—	$1,105,882	$(137,804)	$(5,785)	$1,436,801	$5,641	$1,442,442
Repurchase of common shares(3)	(12,849)	(36,492)	(61)	(2,797)	—	(535,960)	—	—	(575,249)	—	(575,249)
Disbursed or sold from the Trust(4)	—	—	62	2,203	—	—	—	—	2,203	—	2,203
Stock-based compensation	—	—	—	—	6,375	(5,579)	—	—	796	—	796
Other comprehensive income	—	—	—	—	—	—	9,634	5,738	15,372	—	15,372
Net income	—	—	—	—	—	382,812	—	—	382,812	2,936	385,748
Dividends and distributions, net	—	—	—	—	—	(110,187)	—	—	(110,187)	(6,692)	(116,879)
Balance as at January 1, 2012	157,815	$447,558	(277)	$(10,136)	$6,375	$836,968	$(128,170)	$(47)	$1,152,548	$1,885	$1,154,433
Repurchase of common shares(3)	(4,410)	(12,525)	(112)	(6,154)	—	(212,675)	—	—	(231,354)	—	(231,354)
Disbursed or sold from the Trust(4)	—	—	72	2,934	—	—	—	—	2,934	—	2,934
Stock-based compensation	—	—	—	—	4,595	(2,143)	—	—	2,452	—	2,452
Other comprehensive (loss)	—	—	—	—	—	—	(7,268)	(3,543)	(10,811)	—	(10,811)
NCI transactions	—	—	—	—	—	(907)	—	—	(907)	907	—
Net income	—	—	—	—	—	402,885	—	—	402,885	4,881	407,766
Dividends and distributions, net	—	—	—	—	—	(130,509)	—	—	(130,509)	(4,820)	(135,329)
Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Repurchase of common shares(3)	(12,076)	(34,295)	(43)	(2,453)	—	(686,243)	—	—	(722,991)	—	(722,991)
Disbursed or sold from the Trust(4)	—	—	66	2,885	—	—	—	—	2,885	—	2,885
Stock-based compensation	—	—	—	—	63	(712)	—	—	(649)	—	(649)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	31,333	(2,407)	28,926	—	28,926
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)
NCI transactions	—	—	—	—	—	(483)	—	—	(483)	483	—
Net income	—	—	—	—	—	424,369	—	—	424,369	4,280	428,649
Dividends and distributions, net	—	—	—	—	—	(156,141)	—	—	(156,141)	(7,251)	(163,392)
Balance as at December 29, 2013	141,329	$400,738	(294)	$(12,924)	$11,033	$474,409	$(104,105)	$(7,997)	$761,154	$365	$761,519
________________

(1)	Accumulated other comprehensive income (“AOCI”).

(2)	Non controlling interests (“NCI”).

(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.

(4)	Amounts are net of tax (see note 18).

(5)	Amounts are net of tax (see note 15).

See accompanying Notes to the Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
Tim Hortons Inc. is a corporation governed by the Canada Business Corporations Act. References herein to “Tim Hortons” or the “Company” refer to Tim Hortons Inc. and its subsidiaries. The Company’s principal business is the development and franchising of quick service restaurants primarily in Canada and the U.S., that serve premium blend coffee, espresso-based hot and cold specialty drinks (including lattes, cappuccinos and espresso shots), iced cappuccinos, specialty and steeped teas, cold beverages, fruit smoothies, home-style soups, chili, grilled Panini and classic sandwiches, wraps, yogurt and berries, oatmeal, breakfast sandwiches and wraps, and fresh baked goods, including donuts, Timbits®, bagels, muffins, cookies, croissants, Danishes, pastries and more. As the franchisor, we collect royalty revenue from franchised restaurant sales. The Company also controls the real estate underlying a substantial majority of the system restaurants, which generates another source of revenue. In addition, the Company has vertically integrated manufacturing, warehouse and distribution operations which supply a significant portion of our system restaurants with coffee and other beverages, non-perishable food, supplies, packaging and equipment.
The following table outlines the Company’s systemwide restaurant count and activity:

	2013	2012	2011
Systemwide Restaurant Count
Franchised restaurants in operation – beginning of period	4,242	3,996	3,730
Restaurants opened	258	271	294
Restaurants closed	(39)	(26)	(29)
Net transfers within the franchised system	8	1	1
Franchised restaurants in operation – end of period	4,469	4,242	3,996
Company-operated restaurants – end of period	16	22	18
Total systemwide restaurants – end of period(1)	4,485	4,264	4,014
% of restaurants franchised – end of period	99.6%	99.5%	99.6%
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

Excluded from the above table are 255 primarily licensed locations in the Republic of Ireland and the United Kingdom as at December 29, 2013 (2012: 245 restaurants; 2011: 261 restaurants).
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
The Consolidated Financial Statements include the results and balances of Tim Hortons Inc., its wholly-owned subsidiaries and certain entities which the Company consolidates as variable interest entities (“VIEs”). Intercompany accounts and transactions among consolidated entities have been eliminated upon consolidation. Investments in non-consolidated affiliates over which the Company exercises significant influence, but for which the Company is not the primary beneficiary and does not have control, are accounted for using the equity method. The Company’s share of the earnings or losses of these

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

non-consolidated affiliates is included in Equity income, which is included as part of operating income because these investments are operating ventures closely integrated into the Company’s business operations.
Use of estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in, but not limited to, the following: income taxes; valuations used when assessing potential impairment of long-lived assets and/or restaurant closure costs; the estimation of the useful lives of long-lived assets; whether an entity is a VIE and whether the Company is the primary beneficiary of that VIE and other related estimates; the fair value of stock-based compensation and the related stock-based compensation expense; the probability of forecast transactions occurring for purposes of applying hedge accounting; and reserve contingencies for litigation and various other commitments, contingencies and accruals. While management applies its judgment based on assumptions believed to be reasonable under the circumstances and at the time, actual results could vary from these assumptions, and estimates may vary depending on the assumptions used. The Company evaluates and updates its assumptions and estimates based on new events occurring, additional information being obtained or more experience being acquired.
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
Sales
The Company operates warehouses in Canada to distribute coffee, shelf-stable and other dry goods, and refrigerated and frozen products to its extensive restaurant system. Revenues from distribution sales are recognized upon delivery. Revenues from Company-operated restaurants and consolidated Non-owned restaurants consolidated pursuant to applicable accounting rules (“consolidated Non-owned restaurants”) are recognized upon tender of payment at the time of sale.
Franchise revenues
Rental revenue, excluding contingent property and equipment rent, is recognized on a straight-line basis. Contingent rent, and royalties based on a percentage of monthly sales, are recognized as revenue on an accrual basis in the month earned. Restaurant owners may receive assistance through lower rents and royalties and reductions in, or assistance with, certain other operating costs (“relief”). Relief is recognized as a reduction to the Company’s rents and royalties revenues. Franchise fees are collected at the time of sale or extension of franchise rights. Franchise fees and equipment sales are generally recognized as revenue when each restaurant commences operations or re-opens subsequent to a renovation and collectability is reasonably assured.
The advertising levies paid by restaurant owners to the Company’s advertising funds, other than those from Company-operated restaurants and Non-owned consolidated restaurants, are generally netted in the Consolidated Statement of Operations because the contributions to these advertising funds are designated for specific purposes, and the Company acts, in substance, as an agent with regard to these contributions. Advertising levies intended to pay for specific long-lived assets acquired by the advertising funds are accrued in the month earned on a gross basis (see Variable Interest Entities below).

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

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
Advertising costs, related to Company-operated restaurants and consolidated Non-owned restaurants, consisting of contributions made to the Company’s advertising funds, are recognized in Cost of sales in the Consolidated Statement of Operations. Contributions made to the advertising funds by the Company to fund additional advertising programs are included in General and administrative expenses in the Consolidated Statement of Operations. Contributions to the advertising funds are expensed when incurred.
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
The Company has provided compensation to certain employees under the 2006 Plan and, subsequent to May 10, 2012, the 2012 Plan, in the form of RSUs and stock options with tandem SARs. In addition, the Company has issued deferred stock units (“DSUs”) to non-employee directors under the Company’s Non-Employee Director Deferred Stock Unit Plan.
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
In addition, the Company grants performance-conditioned RSUs to certain of its employees. The performance component is based on prior-year performance and is used to determine the amount of units granted. Performance-conditioned RSUs are expensed on a straight-line basis beginning when the performance measures are set and extends over the performance period (prior to grant) and the vesting period (after the grant), based on management’s determination that the achievement of the performance condition associated with the grant is probable. Both RSUs and performance-conditioned RSUs have accompanying DERs, that accumulate only subsequent to the grant (i.e., not during the performance period).
RSUs are settled by the Company with the participant, after provision (on the account of the participant) for the payment of the participant’s minimum statutory withholding tax requirements, primarily by way of disbursement of common shares from the TDL RSU Employee Benefit Plan Trust (the “Trust”) or by an open market purchase by an agent of the Company on behalf

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

of the eligible employee. The method of settlement is primarily dependent on the jurisdiction where the employee resides, but securities law, regulatory requirements and other factors are also considered. Since RSUs are settled with common shares, they are accounted for as equity-settled awards.
Deferred stock units
DSUs are granted in relation to the equity portion of the Board retainers paid as compensation for services provided by non-employee members of the Company’s Board of Directors, who may also elect to receive the remainder of their Board and Committee compensation in the form of DSUs. DSUs are expensed on the date of grant since they vest immediately, although they are not payable until a director’s separation from service. DSUs are notional units which track the value of the Company’s common shares. These units are settled in cash based on the value of the Company’s common shares on the TSX on the date of the director’s separation of service from the Company. As a cash-settled award, the related liability is revalued to fair value at the end of each reporting period, and recognized in General and administrative expenses in the Consolidated Statement of Operations. DSUs have accompanying DERs, which are also expensed as earned and recognized in General and administrative expenses in the Consolidated Statement of Operations.
Stock options
The Company uses the Black-Scholes-Merton option pricing model to value outstanding options, which requires the use of subjective assumptions. These assumptions include the estimated length of time employees will retain their stock options before exercising them (the “expected term”), the expected volatility of the Company’s common share price over the expected term, the risk-free interest rate, the dividend yield, and the forfeiture rate. The awards are issued with tandem SARs (see below) and are therefore accounted for as cash-settled awards. This results in a revaluation of the liability to fair value at the end of each reporting period, which is generally recognized in General and administrative expenses in the Consolidated Statement of Operations. The fair value of the options is expensed over the vesting period, except for grants to retirement-eligible employees which are expensed immediately.
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
When considered necessary, the Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. To determine the valuation allowance, the Company must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances. When the Company determines that the net amount of deferred tax assets could be realized in greater or lesser amounts than recognized, the asset balance and income tax expense reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the valuation allowance, future events could result in adjustments to this valuation allowance.
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
(in thousands of Canadian dollars, except share and per share data) - Continued

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
Foreign currency translation
The functional currency of the Company’s U.S. operating subsidiaries is the U.S. dollar. For such entities, the assets and liabilities are translated at the year-end Canadian dollar exchange rates, and the revenues and expenses are translated at average Canadian dollar exchange rates for the period. Translation adjustments resulting from rate differences between the average rate and year-end rate are recognized as a component of Equity in Other comprehensive income (loss) in the Consolidated Statement of Comprehensive Income.
Assets and liabilities denominated in a currency other than the functional currency of a subsidiary are translated at the period-end exchange rate and any currency adjustment is recognized in Other income, net in the Consolidated Statement of Operations.
Cash and cash equivalents
The Company considers short-term investments, which are highly liquid and have original maturities of three months or less, as cash equivalents. The Company limits the counterparty risk associated with its cash and cash equivalents by utilizing a number of different financial institutions and limiting the total amount of cash and cash equivalents held at any individual financial institution. The Company continually monitors the credit ratings of its counterparties and adjusts its positions, if appropriate. The majority of the cash and cash equivalents held by the Company as at December 29, 2013 and December 30, 2012 are held at Canadian financial institutions.
Restricted cash and cash equivalents and Restricted investments
Amounts presented as Restricted cash and cash equivalents in the Company’s Consolidated Balance Sheet represent the net amount of cash loaded onto Tim Cards by guests, less redemptions and loans to the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”). The balances are restricted, as per agreement with restaurant owners, and can only be used for the settlement of obligations under the Tim Card program and for other limited purposes, such as loans to the Ad Fund. Since the inception of the Tim Card program, interest earned on Restricted cash and cash equivalents has been contributed to the Company’s advertising funds to help offset costs associated with this program. Obligations under the Tim Card program are included in Accrued liabilities in the Consolidated Balance Sheet.
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
Notes receivable arise primarily from the FIP Notes and, to a lesser extent, from notes receivable on various equipment and other financing programs. In many cases, the Company will choose to hold a FIP Note beyond the initial term to help a restaurant owner achieve certain profitability targets or to accommodate a restaurant owner seeking to obtain third-party

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

financing. If the restaurant owner does not repay the FIP Note, the Company is able to take back ownership of the restaurant and equipment based on the underlying franchise agreement, which collateralizes the FIP Note and, therefore, minimizes the credit risk to the Company.
The need for an allowance for uncollectible amounts is reviewed on a specific restaurant owner basis using information available to the Company, including past-due balances, whether the Company has extended the FIP Note beyond the initial term, restaurant sales and profitability targets, collateral available as security, and the financial strength of the restaurant owner. An allowance is recognized for FIP Notes receivable, both principal and imputed interest, when amounts are identified as either uncollectible or impaired. For impaired FIP Notes, the Company has established an allowance for the difference between the net investment in the FIP Note and the current value of the underlying collateral of the FIP Note, which is based primarily on the estimated depreciated replacement cost of the underlying equipment.
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
Major improvements are capitalized, while maintenance and repairs are expensed when incurred.
Impairment of long-lived assets
Long-lived assets are grouped at the lowest level of independent cash flows and tested for impairment whenever an event or circumstance occurs that indicates impairment may exist (“triggering event”).
Restaurant-related long-lived assets are grouped into operating markets as this is the lowest identifiable level of independent cash flows. Events such as prolonged negative same-store sales growth in the market, which is a key operating metric, prolonged negative cash flows in the operating market, a higher-than-average number of restaurant closures in any one market, or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of prior to its estimated useful life, are indicators that the Company uses in evaluating whether a triggering event may exist. The Company also considers whether the affected market is developed or developing. In developed markets, the primary indicator for the overall health of an operating market is same-store sales growth. In developing markets, the Company assesses a number of additional factors, including systemwide sales growth, which encompasses new restaurants and same-store sales growth, the stage of growth of the operating market, the average unit sales volume trends, changes in the restaurant composition in the market and overall long-term performance expectations.
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
(in thousands of Canadian dollars, except share and per share data) - Continued

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
VIEs for which the Company is the primary beneficiary:
Non-owned restaurants—The Company enters into certain arrangements in which an operator acquires the right to operate a restaurant, but the Company owns the restaurant’s assets. In these arrangements, the Company has the ability to determine which operators manage restaurants and for what duration. The Company previously also entered into FIP arrangements, whereby restaurant owners finance the initial franchise fee and the purchase of restaurant assets.
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
The Trust—In connection with RSUs granted to Company employees, the Company established the Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver its common shares to settle the awards for most Canadian employees. The Company funds the Trust and directs the activities of the Trust.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

VIEs for which the Company is not the primary beneficiary:
The Company also has investments in certain real estate ventures determined to be VIEs of which the Company is not the primary beneficiary. The most significant of these is TIMWEN Partnership, owned on a 50/50 basis by the Company and The Wendy’s Company (“Wendy’s”) to jointly develop the real estate underlying combination restaurants in Canada that offer Tim Hortons and Wendy’s products at one location. Control is considered to be shared since all significant decisions must be made jointly. These real estate ventures are accounted for using the equity method, based on the Company’s ownership percentages, and are included in Equity investments in the Consolidated Balance Sheet.
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
The Company has a policy prohibiting speculative trading in derivatives. The Company may enter into derivatives that are not initially designated as hedging instruments for accounting purposes, but which largely offset the economic impact of certain transactions.
The Company limits its counterparty risk associated with derivative instruments by utilizing a number of different financial institutions, and by generally entering into International Swaps and Derivatives Association agreements with those financial institutions. The Company continually monitors its positions, and the credit ratings of its counterparties, and adjusts positions if appropriate. The Company did not have significant exposure to any individual counterparty as at December 29, 2013 or December 30, 2012.
Cash flow hedges
The Company’s exposure to foreign exchange risk is mainly related to fluctuations between the Canadian dollar and the U.S. dollar. The Company is also exposed to changes in interest rates in the periods prior to the issuance of longer-term financing. The Company seeks to manage its cash flow and income exposures and may use derivative products to reduce the risk of a significant impact on its cash flows or income. The Company does not hedge foreign currency or interest rate risk in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates or interest rates on net income and cash flows.
For cash flow hedges, the effective portion of the gains or losses on derivatives is recognized in the cash flow hedges component of Accumulated other comprehensive loss in Total equity of Tim Hortons Inc. in the Consolidated Balance Sheet and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. For interest rate forwards, gains or losses recognized in Accumulated other comprehensive income are amortized to interest expense over the life of the related debt, as the underlying interest expense is recognized in the Consolidated Statement of Operations. The ineffective portion of gains or losses on derivatives is reported in the Consolidated Statement of Operations. We classify the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. The Company discontinues hedge accounting when: (i) it determines that the cash flow derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is probable that the forecasted transaction will not occur; or (iv) management determines that designation of the derivative as a hedge instrument is

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

no longer appropriate. For discontinued or de-designated cash flow hedges, the related accumulated derivative gains or losses are recognized in earnings in the Consolidated Statement of Operations.
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
Accounting changes - new accounting standards
In fiscal 2013, we prospectively adopted Accounting Standards Update No. 2013-02—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosure of significant reclassifications out of comprehensive income into net income, if the amount is required to be reclassified in its entirety.
NOTE 2    CORPORATE REORGANIZATION EXPENSES
The Company completed the realignment of roles and responsibilities under its new organizational structure, which includes a Corporate Centre and Business Unit, at the end of the first quarter of fiscal 2013, and incurred the following expenses, as set forth in the table below:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Termination costs	$6,342	$9,016	$—
Professional fees and other	2,349	7,602	—
CEO transition costs	3,070	2,256	—
Total Corporate reorganization expenses	$11,761	$18,874	$—
CEO transition costs include expenses related to an employment agreement with an executive officer and retention agreements with certain senior executives, which are being recognized over the estimated service period of these agreements. The Company has accrued $2.8 million as at December 29, 2013 (2012: $0.5 million) relating to the retention agreements.

	Termination costs	Professional fees and other	CEO transition costs	Total
Costs incurred during fiscal 2012	$9,016	$7,602	$2,256	$18,874
Paid during fiscal 2012	(1,458)	(3,775)	(411)	(5,644)
Accrued as at December 30, 2012	7,558	3,827	1,845	13,230
Costs incurred during fiscal 2013	6,342	2,349	3,070	11,761
Paid during fiscal 2013	(12,932)	(5,947)	(466)	(19,345)
Accrued as at December 29, 2013(1)	$968	$229	$4,449	$5,646
_____________

(1)	Of the total accrual, $4.9 million is recognized in Accounts Payable (December 30, 2012: $12.4 million), which is expected to be substantially settled in the first half of fiscal 2014 (see note 12).

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 3    DE-BRANDING COSTS
After evaluation of strategic considerations and the overall performance of the Cold Stone Creamery business in Tim Hortons locations, in the fourth quarter of 2013, we have decided to remove the Cold Stone Creamery brand from Tim Hortons restaurants in Canada. The de-branding costs recognized in the fourth quarter of fiscal 2013 as a result of this initiative, all of which were reflected in the Canadian segment, are set forth in the following table:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Payments to restaurant owners(1)(3)	$7,373	$—	$—
Accelerated depreciation and amortization of long-lived assets(2)	6,827	—	—
Inventory write-downs	2,400	—	—
Other related costs(3)	2,416	—	—
Total De-branding costs	$19,016	$—	$—
 ________________

(1)	Includes payments to affected restaurant owners to de-brand and to restore their restaurants.

(2)
The Company’s master license agreement with Kahala Franchise Corp. to use Cold Stone Creamery licenses in Canada remains in effect, although the remaining balance of $2.4 million was amortized in the fourth quarter of 2013 as the Company has no further plans to develop the Cold Stone Creamery brand in Tim Hortons locations in Canada.

(3)	Primarily recorded in Accrued liabilities, Other (see note 12) on the Consolidated Balance Sheet. The Company expects to settle these obligations in the first half of fiscal 2014.
NOTE 4    EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net income attributable to Tim Hortons Inc.	$424,369	$402,885	$382,812
Weighted average number of shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	150,155	155,160	162,145
Dilutive impact of restricted stock units (in thousands)	212	217	197
Dilutive impact of stock options with tandem SARs (in thousands)	255	299	255
Weighted average number of shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	150,622	155,676	162,597
Basic earnings per common share attributable to Tim Hortons Inc.	$2.83	$2.60	$2.36
Diluted earnings per common share attributable to Tim Hortons Inc.	$2.82	$2.59	$2.35

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data)

NOTE 5     ACCOUNTS RECEIVABLE, NET

	As at
	December 29, 2013	December 30, 2012
Accounts receivable	$128,530	$112,522
Franchise sales receivable	27,197	2,386
Other receivables(1)	56,602	57,942
	212,329	172,850
Allowance	(1,665)	(1,245)
Accounts receivable, net	$210,664	$171,605
 ________________

(1)	Includes accrued rent, Tim Card receivable, accrued income tax and other accruals.
NOTE 6    NOTES RECEIVABLE, NET

	As at
	December 29, 2013			December 30, 2012
	Gross	VIEs(1)	Total	Gross	VIEs(1)	Total
FIPs	$16,677	$(13,668)	$3,009	$20,235	$(13,499)	$6,736
Other notes receivable(2)	8,256	(649)	7,607	4,773	(942)	3,831
Notes receivable	$24,933	$(14,317)	10,616	$25,008	$(14,441)	10,567
Allowance(3)			(1,502)			(1,790)
Notes receivable, net			$9,114			$8,777
Current portion, net			$4,631			$7,531
Long-term portion, net			$4,483			$1,246

	As at
	December 29, 2013			December 30, 2012
Class and Aging	Gross	VIEs(1)	Total	Gross	VIEs(1)	Total
Current status (FIP notes and other)	$9,688	$(2,081)	$7,607	$6,969	$(1,269)	$5,700
Past-due status < 90 days (FIP notes)	328	—	328	407	(407)	—
Past-due status > 90 days (FIP notes)	14,917	(12,236)	2,681	17,632	(12,765)	4,867
Notes receivable	$24,933	$(14,317)	10,616	$25,008	$(14,441)	10,567
Allowance(3)			(1,502)			(1,790)
Notes receivable, net			$9,114			$8,777
________________

(1)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Consolidated Balance Sheet (see note 20).

(2)	Relates primarily to notes issued to vendors in conjunction with the financing of a property sale, and on various equipment and other financing programs.

(3)
The Company has recognized an allowance to reflect the current value, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral. Substantially all of the allowance relates to past-due FIP Notes.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 7    INCOME TAXES

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Current
Canadian(1)	$159,369	$148,168	$157,685
Foreign(2)	2,453	3,323	5,240
	161,822	151,491	162,925
Deferred
Canadian(1)	(5,848)	2,836	(2,506)
Foreign(2)	1,006	2,019	(2,565)
	(4,842)	4,855	(5,071)
Income tax expense	$156,980	$156,346	$157,854
________________

(1)	Income before income taxes representing Canadian earnings in fiscal 2013 was $578.3 million (2012: $554.9 million; 2011: $536.1 million).

(2)	Represents taxes related to U.S. and international operations.
A reconciliation of statutory Canadian and provincial income tax rates is shown below:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Income before income taxes	$585,629	$564,112	$543,602
Statutory rate	26.5%	26.5%	28.3%
Income taxes at statutory rate	155,348	149,551	153,567
Taxation difference on foreign earnings	5,011	4,310	(1,846)
Provincial, state and local tax rate differentials	630	634	152
Change in reserves for uncertain tax positions	(8,412)	(1,620)	3,271
Change in valuation allowance	3,022	6,431	2,226
Other	1,381	(2,960)	484
Income taxes at effective rate	$156,980	$156,346	$157,854
Effective tax rate	26.8%	27.7%	29.0%

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

The tax-effected temporary differences which gave rise to deferred tax assets and liabilities consisted of the following:

	As at
	December 29, 2013	December 30, 2012
Deferred tax assets
U.S. foreign tax credit carryforwards	$18,649	$23,209
Lease transactions	64,796	56,645
Property and equipment basis differences	11,757	11,008
Intangible assets basis differences	1,479	1,643
Stock-based compensation plans	6,062	5,776
Reserves and expenses not currently deductible	8,631	4,065
Deferred income	16,659	13,205
Loss carryforwards	10,960	5,037
All other	539	696
	139,532	121,284
Valuation allowance	(46,760)	(39,190)
	$92,772	$82,094
Deferred tax liabilities
Lease transactions	$43,409	$38,244
Property and equipment basis differences	26,581	30,711
Unremitted earnings – foreign operations(1)	3,621	2,314
Stock-based compensation plans	6,486	2,975
All other	1,421	745
	$81,518	$74,989
Net deferred tax assets	$11,254	$7,105
Reported in Consolidated Balance Sheet as:
Deferred income taxes – current asset	$10,165	$7,142
Deferred income taxes – long-term asset	11,018	10,559
Deferred income taxes – current liability	—	(197)
Deferred income taxes – long-term liability	(9,929)	(10,399)
	$11,254	$7,105
 ________________

(1)	The Company has provided for deferred taxes as at December 29, 2013 on approximately $120.7 million (2012: $88.2 million) of undistributed earnings that are not indefinitely reinvested.
The Company continues to provide a full valuation allowance on net federal deferred tax assets in the U.S, as well as certain state net operating loss carryforwards. In addition, the Company has provided for a full valuation allowance on losses resulting from public company costs, including costs of its new long-term debt. The Company periodically assesses the realization of its net deferred tax assets based on current and historical operating results, as well as expectations of future operating results. A valuation allowance is recorded if the Company believes its net deferred tax assets will not be realized in the foreseeable future. The Company has weighed both positive and negative evidence in determining whether to continue to maintain or provide a valuation allowance on its deferred tax assets. The Company’s determination to maintain or provide a valuation allowance is based on what it believes may be the more likely than not result. The Company will continue to assess the realization of the deferred tax assets and may consider the release of all or a portion of the valuation allowance in the future based on the weight of evidence at that time.

Deferred taxes are not provided for temporary differences that represent the excess of the carrying amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries, where the differences are considered indefinitely

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

reinvested. These temporary differences may become taxable upon actual or deemed repatriation of earnings from the subsidiaries, or as a result of a sale or liquidation of subsidiaries which is not typical or planned. Determination of the deferred income taxes for these temporary differences is not practicable as the liability, if any, depends on circumstances existing if and when realization occurs. The amount of these temporary differences represented by undistributed earnings considered indefinitely reinvested in the foreign subsidiaries was approximately $213.0 million as at December 29, 2013 (2012: $213.0 million). The Company did not have significant cash on hand as at December 29, 2013 in the foreign subsidiaries to distribute these earnings.
The Company has Canadian pre-tax non-capital loss carryforwards of $33.4 million, which will expire between fiscal 2029 and fiscal 2033 for federal and provincial purposes. The tax benefit on $18.6 million of these Canadian losses is offset by a valuation allowance. U.S. state loss carryforwards of approximately $92.5 million, the tax benefit of which is primarily offset by a valuation allowance, will expire between fiscal 2014 and fiscal 2033.
The Company’s U.S. foreign tax credits of $18.6 million will expire between fiscal 2020 and fiscal 2023.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding related interest and penalties), is as follows:

	December 29, 2013	December 30, 2012
Balance at beginning of year	$25,041	$29,755
Additions based on tax positions related to the current year	510	1,034
Additions for tax positions of prior years	3,983	1,978
Reductions for tax positions of prior years	(1,280)	(3,533)
Reductions related to settlements with taxing authorities	(821)	(895)
Reductions as a result of a lapse of applicable statute of limitations	(10,114)	(3,298)
Balance at end of year	$17,319	$25,041
Reported in the Consolidated Balance Sheet as:
Accrued liabilities, Taxes	$—	$3,835
Other long-term liabilities (note 12)	17,319	21,206
	$17,319	$25,041
As at December 29, 2013, there are no uncertain tax positions for which ultimate deductibility or recoverability is highly certain but for which there is uncertainty about the timing of such deductibility or recoverability (2012: $0.8 million). The $17.3 million unrecognized tax benefits as at December 29, 2013 (2012: $24.2 million) would impact the effective tax rate, over time, if recognized.

The Company accrues interest and potential penalties related to unrecognized tax benefits in income tax expense. As of December 29, 2013, the Company had accrued, cumulatively, approximately $7.6 million (2012: $8.8 million) for the potential payment of interest and penalties. During 2013, the Company recognized a recovery in its tax expense of approximately $1.2 million related to interest and penalties (2012: expense of $0.5 million; 2011: expense of $1.2 million).
The Canada Revenue Agency (“CRA”) issued notices of reassessment for the 2005 through 2009 taxation years for transfer pricing adjustments related to the Company’s former investment in the Maidstone Bakeries joint venture. The proposed adjustments, including tax, penalty and interest, total approximately $60.0 million. The Company filed a Notice of Objection with the CRA in October 2013. The Company will maintain approximately $38.0 million of the proposed adjustment on deposit with the CRA and other taxation authorities while this matter is under dispute, most of which was deposited during fiscal 2013.
The cash deposit did not have a material adverse impact on our liquidity. Although the outcome of this matter cannot be predicted with certainty, the Company intends to contest this matter vigorously, and it believes that it will ultimately prevail based on the merits of its position. At this time, the Company believes that it has adequately reserved for this matter; however, it will continue to evaluate its reserves as it progresses through appeals and, if necessary, the litigation process. If the CRA’s position is ultimately sustained as proposed, it may have a material adverse impact on earnings in the period that the matter is ultimately resolved.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

A Notice of Appeal to the Tax Court of Canada was filed in July 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. The court date is set for the second half of 2014. The Company believes that it will ultimately prevail in sustaining the tax benefit of the interest deduction and, as such, has not made a provision for this matter.
For Canadian federal tax purposes, except as noted above, the 2007 and subsequent taxation years remain open to examination and potential adjustment by the CRA. The CRA is conducting examinations of the 2008 through 2011 taxation years. For U.S. federal income tax purposes, the Company remains open to examination commencing with the 2010 taxation year. Income tax returns filed with various provincial and state jurisdictions are generally open to examination for periods of three to five years subsequent to the filing of the respective return. Except as described above, the Company does not currently expect any material impact on earnings to result from the resolution of matters related to open taxation years; however, it is possible that actual settlements may differ from amounts accrued.
It is reasonably possible that the total amount of unrecognized tax benefits will increase over the next 12 months by up to $4.1 million, plus interest and penalties, as a result of possible tax authority audit and appeal settlements primarily relating to the deductibility of interest and other business expenses. In addition, it is also reasonably possible that unrecognized tax benefits, primarily related to certain business expenses, will decrease over the next 12 months by up to $3.7 million plus interest and penalties, as a result of possible tax authority audit settlements and expiry of statute of limitations. There could be fluctuations in the amount of unrecognized tax benefits over the next 12 months as a result of the timing of the settlement of these tax audits and appeals and, currently, the Company cannot definitively determine the timing or the amount of individual settlements. The Company has made its estimates based on current facts and circumstances and cannot predict with sufficient certainty subsequent or changed facts and circumstances that may affect its estimates.
NOTE 8    INVENTORIES AND OTHER, NET

	As at
	December 29, 2013	December 30, 2012
Raw materials	$22,789	$19,941
Finished goods	69,348	75,660
	92,137	95,601
Inventory obsolescence provision	(1,754)	(1,015)
Inventories, net	90,383	94,586
Prepaids and other	13,943	12,414
Total Inventories and other, net	$104,326	$107,000

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 9     PROPERTY AND EQUIPMENT, NET

	As at
	December 29, 2013	December 30, 2012
Land	$259,386	$248,097
Buildings and leasehold improvements	1,638,755	1,481,454
Restaurant and other equipment	208,986	188,216
Capital leases(1)	233,090	205,543
Computer hardware and software(2)	124,114	117,266
Advertising fund property and equipment(3)	138,858	116,044
Manufacturing and other equipment	97,083	112,991
Construction in progress	35,827	18,957
Property and equipment, net of impairment	2,736,099	2,488,568
Accumulated depreciation and amortization	(1,051,056)	(935,260)
Total Property and equipment, net	$1,685,043	$1,553,308
________________

(1)	Capital leases relate primarily to leased buildings. The Company added $34.5 million of capital leased assets in fiscal 2013 (2012: $26.1 million).

(2)
Includes internally and externally developed software of $75.5 million, at cost, as at December 29, 2013 (2012: $71.9 million) with a net book value of $24.9 million as at December 29, 2013 (2012: $26.8 million).

(3)	Consists primarily of menu board equipment.
NOTE 10     OTHER ASSETS

	As at
	December 29, 2013	December 30, 2012
Bearer deposit notes(1)	$41,403	$41,403
Tax deposits(2)	36,532	—
TRS contracts(1)	21,393	7,504
Rent leveling	5,419	5,240
Intangible assets(3)	494	3,674
Other long-term assets	12,311	10,649
Total Other assets	$117,552	$68,470
________________

(1)
The Company holds these deposit notes as collateral to reduce the carrying cost of the TRS. As a portion of the TRS is unwound, a proportionate share of these notes is also unwound (see note 15). See note 14 for the fair values of these assets.

(2)
The Company has made deposits with the CRA and other taxation authorities relating to transfer pricing adjustments related to the Company’s former investment in the Maidstone Bakeries joint venture (see note 7).

(3)
Intangible assets consist of certain non-exclusive rights with Kahala Franchising, L.L.C. to use Cold Stone Creamery licenses in the U.S., which are being amortized over their related term. The Company has a master license agreement with Kahala Franchise Corp. to use Cold Stone Creamery licenses in Canada, the remaining balance of which was amortized in December 2013 (see note 3). Previously, the Company had an intangible asset for the use of the name and likeness of Ronald V. Joyce, a former owner of the Company, which was fully amortized in fiscal 2013. Total intangible amortization, which includes the amortization of the master license agreement, was $3.3 million in fiscal 2013 (2012: $1.0 million; 2011: $1.0 million).

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

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

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Income Statement Information
Revenues	$42,997	$42,863	$42,105
Expenses attributable to revenues	$(12,074)	$(12,902)	$(12,712)
Net income	$30,341	$29,382	$29,067
Equity income—THI	$15,170	$14,693	$14,354

	As at
	December 29, 2013	December 30, 2012
Balance Sheet Information
Current assets	$7,832	$8,408
Non-current assets	$82,274	$86,352
Current liabilities	$1,432	$4,010
Non-current liabilities	$8,206	$9,138
Partners’ equity	$80,468	$81,612
Equity investment by THI	$40,738	$41,268

The Company’s most significant equity investment is its 50% joint-venture interest with Wendy’s, which jointly holds real estate underlying Canadian combination restaurants (see note 20). In fiscal 2013, the Company received distributions of $14.8 million (2012: $15.3 million; 2011: $15.0 million) from this joint venture.
NOTE 12    ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LONG–TERM LIABILITIES
Accounts payable

	As at
	December 29, 2013	December 30, 2012
Accounts payable	$142,131	$126,312
Construction holdbacks and accruals	57,527	31,008
Corporate reorganization accrual (note 2)	4,856	12,442
Total Accounts payable	$204,514	$169,762

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

Accrued liabilities

	As at
	December 29, 2013	December 30, 2012
Tim Card obligations	$184,443	$159,745
Salaries and wages	22,553	21,477
Taxes	14,542	8,391
De-branding accruals(1)	9,538	—
Other accrued liabilities(2)	42,932	38,126
Total Accrued liabilities	$274,008	$227,739
 ________________

(1)	Includes accruals related to Cold Stone Creamery de-branding activity in Tim Hortons locations in Canada (see note 3).

(2)	Includes accruals for contingent rent, current portion of the Maidstone Bakeries supply contract, deferred revenues, deposits, and various equipment and other accruals.
Other long-term liabilities

	As at
	December 29, 2013	December 30, 2012
Accrued rent leveling liability	$32,070	$29,244
Stock-based compensation liabilities (note 19)	25,532	17,479
Uncertain tax position liability (note 7)	24,926	28,610
Maidstone Bakeries supply contract deferred liability	7,799	15,352
Other accrued long-term liabilities(1)	21,763	18,929
Total Other long-term liabilities	$112,090	$109,614
 ________________

(1)	Includes deferred revenues and various other accruals.
NOTE 13     LONG-TERM DEBT

	As at
	December 29, 2013	December 30, 2012
Senior Unsecured Notes, Series 1, due June 1, 2017	$301,196	$301,544
Senior Unsecured Notes, Series 2, due December 1, 2023	449,892	—
Advertising fund debt	30,189	56,500
Other debt	69,794	60,223
	$851,071	$418,267
Less: current portion(1)	(8,051)	(11,947)
Total Long-term debt	$843,020	$406,320
 ________________

(1)	Excludes current portion due under capital leases of $9.7 million as at December 29, 2013 (2012: $8.8 million).
The Company’s weighted average effective interest rate on total debt (excluding consolidated Non-owned restaurants) as at December 29, 2013 is 5.4% (2012: 5.8%). See note 14 for the fair value of the Company’s total debt.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

Future maturities for the Company’s long-term debt, as at December 29, 2013 are shown below:

Long-term debt
2014	$8,051
2015	8,500
2016	8,518
2017	308,696
2018	8,905
Subsequent years	507,313
Total principal repayments	849,983
Senior Unsecured Notes - Premium (Discount), net	1,088
Total	$851,071
Current portion	$8,051
Long-term portion	$843,020
Senior Unsecured Notes, Series 1, due June 1, 2017
In fiscal 2010, the Company issued $300.0 million of Senior Unsecured Notes, Series 1, due June 1, 2017 (“Series 1 Notes”) in two tranches for net proceeds of $302.3 million, which included a premium of $2.3 million. The Company also entered into interest rate forwards, with a notional value of $195.0 million, which acted as a cash flow hedge to limit the interest rate volatility in the period prior to the initial issuance of the Series 1 Notes, and resulted in a loss of $4.9 million on settlement. The premium, the loss on the interest rate forwards, and financing fees of approximately $1.8 million were deferred and are being amortized to Interest expense in the Consolidated Statement of Operations over the term of the Series 1 Notes. The effective yield, including all fees, premium and the interest rate forwards loss, is 4.45%.
The Series 1 Notes bear a fixed interest rate of 4.20% with interest payable in semi-annual installments, in arrears, which commenced December 1, 2010. The Series 1 Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue), including the Series 2 Notes, issued under the Trust Indenture, and, with all other senior unsecured and unsubordinated indebtedness of Tim Hortons Inc. (the “Borrower”), including amounts owing under the 2010 Revolving Bank Facility and the 2013 Revolving Bank Facility (see below), except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower, and statutorily preferred exceptions.
The Series 1 Notes are initially guaranteed by The TDL Group Corp. (“TDL”), the Borrower’s largest Canadian subsidiary. For so long as the Borrower’s and TDL’s third-party revenues represent at least 75% of the consolidated revenues of the Company, as tested quarterly on a rolling 12-month basis, TDL will remain the sole subsidiary guarantor. To the extent that combined third-party revenues of these two entities is less than 75% of consolidated revenues, additional guarantors must be added until 75% of consolidated revenues are reached or exceeded. In each case, the Borrower’s subsidiary with the highest gross revenue must be one of the guarantors. Alternatively, if the Borrower’s third-party revenues reach or exceed 75% of consolidated revenues, the guarantors will be released. There are certain covenants limiting liens to secure borrowed money (subject to permitted exceptions), and limiting the Company’s ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements), but there are no financial covenants.
The Series 1 Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ notice, but no more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Senior Notes, plus 0.30%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Series 1 Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
Senior Unsecured Notes, Series 2, due December 1, 2023
The Company offered the Senior Unsecured Notes, Series 2, due December 1, 2023 (“Series 2 Notes”) on a private placement basis in the fourth quarter of 2013 for total net proceeds of $449.9 million, which included a discount of $0.1 million. The Company

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

also entered into interest rate forwards, with a notional value of $498.0 million, which acted as a cash flow hedge to limit the interest rate volatility in the period prior to the initial issuance of the Series 2 Notes, which resulted in a loss of $9.8 million on settlement. The discount, the loss on the interest rate forwards, and financing fees of approximately $2.4 million were deferred and are being amortized to Interest expense in the Consolidated Statement of Operations over 10 years. The effective yield, including all fees and the interest rate forwards loss, is 4.87%.
The Series 2 Notes bear a fixed interest coupon rate of 4.52% with interest payable in semi-annual installments, in arrears, which will commence on June 1, 2014. The Series 2 Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue), including the Series 1 Notes, issued under the Trust Indenture, and with all other senior unsecured and unsubordinated indebtedness of the Borrower, including amounts owing under the 2010 Revolving Bank Facility and the 2013 Revolving Bank Facility (see below), except as to any sinking fund which pertains exclusively to any particular indebtedness of the Borrower, and statutorily preferred exceptions.
The Series 2 Notes are initially guaranteed by TDL, on the same terms and conditions as prescribed for the Series 1 Notes (see Senior Unsecured Notes, Series 1, due June 1, 2017 above). Similar to the Series 1 Notes, the Series 2 Notes are also subject to certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting our ability to undertake certain acquisitions and dispositions (subject to compliance with certain requirements), but there are no financial covenants.
The Series 2 Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ and not more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Series 2 Notes, plus 0.49%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. Notwithstanding the foregoing, on or after September 1, 2023, the Company may, at its option, redeem the Series 2 Notes in whole but not in part, upon not less than 30 days’ and not more than 60 days’ notice, at par, together with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control (which, for the Series 2 Notes, includes a change in the majority of the Board of Directors) and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Series 2 Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
Revolving bank facilities
In December 2010, and subsequently amended in January 2012, we entered into a 5-year unsecured senior revolving facility credit agreement (the “2010 Revolving Bank Facility”), which will mature on January 26, 2017. The 2010 Revolving Bank Facility has a similar guarantee structure as the Series 1 and Series 2 Notes and may be drawn by the Borrower or TDL and, as such, has a Tim Hortons Inc. guarantee that cannot be released. The 2010 Revolving Bank Facility consists of $250.0 million (which includes $25.0 million overdraft availability and a $25.0 million letter of credit facility). The 2010 Revolving Bank Facility is undrawn, except for approximately $5.2 million as at December 29, 2013 (2012: $5.6 million) to support standby letters of credit, and is available for general corporate purposes. The 2010 Revolving Bank Facility bears commitment fees according to our credit rating; our current annual facility fee payable is 0.30% (2012: 0.20%).
In October 2013, we entered into a 364-day Revolving Bank Facility (the “2013 Revolving Bank Facility”), which will mature on October 3, 2014. The 2013 Revolving Bank Facility provides for up to $400.0 million in revolving credit available at the request of the Company. The 2013 Revolving Bank Facility is available for general corporate purposes, including the purchase by the Company of its common shares under any normal course or substantial issuer bid, by private agreement, or otherwise, or other cash distribution to shareholders, in each case made in compliance with applicable securities laws and the requirements of the TSX. The 2013 Revolving Bank Facility bears commitment fees according to our credit rating; our current annual facility fee payable is 0.29%. As at December 29, 2013, the Company had drawn $30.0 million on the 2013 Revolving Bank Facility (2012: nil) bearing an interest rate of 2.68%.
Each of the 2010 and 2013 Revolving Bank Facilities (collectively, “the Revolving Bank Facilities”) provide variable rate funding options including bankers’ acceptances, LIBOR, or prime rate plus an applicable margin. If certain market conditions caused LIBOR to be unascertainable or not reflective of the cost of funding, the administration agent under each of the Revolving Bank Facilities can cause the borrowing to be the base rate which has a floor of one month LIBOR plus 1.0%. These facilities do not carry market disruption clauses. The Revolving Bank Facilities contain certain covenants that limit the Company’s ability to, among other things: incur additional indebtedness; create liens; merge with other entities; sell assets; make restricted payments; make certain investments, loans, advances, guarantees or acquisitions; change the nature of its business; enter into transactions with affiliates; enter into certain restrictive agreements; or pay dividends or make share

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

repurchases if the Company is not in compliance with the financial covenants, or if such transactions would cause the Company to not be in compliance with the financial covenants. The Revolving Bank Facilities require the maintenance of two financial ratios, which we were in compliance with as at December 29, 2013:
•Consolidated maximum total debt coverage ratio. This ratio is computed as consolidated total debt divided by net income (excluding net income of VIEs) before interest expense, taxes, depreciation and amortization, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business (the denominator). Consolidated total debt (the numerator) primarily includes (without duplication) all liabilities for borrowed money, capital lease obligations, letters of credit (whether or not related to borrowed money), the net marked-to-market under swap agreements and guarantee liabilities (excluding those scheduled in the applicable Revolving Bank Facility).
•Minimum fixed charge coverage ratio. This ratio is computed as net income (excluding net income of VIEs) before interest expense, taxes, depreciation and amortization, rent expense, and net of discrete non-cash losses and gains or extraordinary losses and gains incurred outside the ordinary course of business, collectively as the numerator, divided by consolidated fixed charges. Consolidated fixed charges includes interest and rent expense.
Events of default under the Revolving Bank Facilities include: a default in the payment of the obligations under the applicable Revolving Bank Facility or a change in control of Tim Hortons Inc. Additionally, events of default for the Borrower, TDL or any future Guarantor include: a breach of any representation, warranty or covenant under the applicable Revolving Bank Facility; certain events of bankruptcy, insolvency or liquidation; and, any payment default or acceleration of indebtedness if the total amount of indebtedness unpaid or accelerated exceeds $25.0 million.
Advertising fund debt
The Ad Fund had a revolving credit facility bearing interest at a Banker’s Acceptance Fee plus applicable margin related to the Expanded Menu Board Program. This Credit Facility was canceled in fiscal 2013 because the Ad Fund entered into an agreement with a Company subsidiary for a revolving credit facility funded by the Restricted cash and cash equivalents related to our Tim Card Program (“Tim Card Revolving Credit Facility”) (see note 20). The Tim Card Revolving Credit Facility is non-interest bearing, as all interest earned on the Restricted cash and cash equivalents is contributed back to the Ad Fund per internal agreement, and there are no financial covenants associated with the Tim Card Revolving Credit Facility.
The Ad Fund has a 7-year term loan (“Term Loan”) with a Canadian financial institution, a portion of which was prepaid in fiscal 2013 because the Ad Fund entered into an agreement with a Company subsidiary for a term loan for the same amount, which is also funded by the Restricted cash and cash equivalents related to our Tim Card program (“Tim Card Loan”). The Tim Card Loan has similar repayment terms as the Term Loan, but is non-interest bearing as all interest earned on the Restricted cash and cash equivalents is contributed back to the Ad Fund per internal agreement (see note 20).
The Term Loan is secured by the Ad Fund’s assets and are not guaranteed by Tim Hortons Inc. or any of its subsidiaries. There are no financial covenants associated with the Term Loan or the Tim Card Loan. Events of default under the Term Loan include: a default in the payment of the obligations under the Term Loan; certain events of bankruptcy, insolvency or liquidation; and any material adverse effect in the financial or environmental conditions of the Ad Fund.
The Term Loan matures in November 2019 and will be repaid in equal quarterly installments. It bears interest at a Banker’s Acceptance Fee plus an applicable margin, with interest payable quarterly in arrears, commencing January 2013. Prepayment of the loan is permitted without penalty at any time in whole or in part.
Of the Term Loan outstanding as at December 29, 2013, $5.0 million is recorded in Current portion of long-term obligations (2012: $9.7 million) and $25.2 million is recorded in Long-term debt (2012: $46.8 million) in the Consolidated Balance Sheet.
Other debt
Included in other debt as at December 29, 2013 is debt of $60.3 million (2012: $54.7 million) recognized in accordance with applicable lease accounting rules. The Company is considered to be the owner of certain restaurants leased by the Company from an unrelated lessor because the Company constructed some of the structural elements of those restaurants, and records the lessor’s contributions to the construction costs for these restaurants as other debt. The average imputed interest rate for the debt recorded is approximately 15.5% (2012: 15.7%). In addition, the Company had other debt from the consolidation of Non-owned restaurants of $9.5 million as at December 29, 2013 (2012: $5.5 million).

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 14    FAIR VALUES
Financial assets and liabilities measured at fair value

	As at
	December 29, 2013		December 30, 2012
	Fair value hierarchy	Fair value asset (liability)(1)	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives
Forward currency contracts(2)	Level 2	$4,181	Level 2	$(2,014)
Interest rate swap(3)	Level 2	(49)	n/a	—
Interest rate forwards(4)	Level 2	285	n/a	—
Total return swaps (“TRS”)(5)	Level 2	21,393	Level 2	7,504
Total Derivatives		$25,810		$5,490
________________

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.

(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.

(3)	The fair value of interest rate swaps is estimated using discounted cash flows and market-based observable inputs, including interest rate yield curves and discount rates.

(4)
The fair value of interest rate forwards is determined using a regression analysis that considers the respective Government of Canada bond yield and over-the-counter interest rates representing the yield for lending securities against cash, also known as “repo rates”. The regression analysis includes using a hypothetical derivative approach for both prospective and retrospective effectiveness assessments.

(5)	The fair value of the TRS is determined using the Company’s common share closing price on the last business day of the fiscal period, as quoted on the TSX.
Other financial assets and liabilities not measured at fair value
As at December 29, 2013 and December 30, 2012, the carrying values of Cash and cash equivalents and Restricted cash and cash equivalents approximated their fair values due to the short term nature of these investments.
The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Consolidated Balance Sheet:

	As at
	December 29, 2013			December 30, 2012
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Bearer deposit notes(1)	Level 2	$41,403	$41,403	Level 2	$41,403	$41,403
Notes receivable, net(2)	Level 3	$9,114	$9,114	Level 3	$8,777	$8,777
Series 1 Notes(3)	Level 2	$(315,519)	$(301,196)	Level 2	$(325,857)	$(301,544)
Series 2 Notes(3)	Level 2	$(445,419)	$(449,892)	n/a	$—	$—
Advertising fund term debt(4)	Level 3	$(30,189)	$(30,189)	Level 3	$(56,500)	$(56,500)
Other debt(5)	Level 3	$(126,548)	$(69,794)	Level 3	$(125,000)	$(60,223)
________________

(1)
The Company holds these notes as collateral to reduce the carrying costs of the TRS. The interest rate on these notes resets every 90 days; therefore, the fair value of these notes, using a market approach, approximates the carrying value.

(2)
Management generally estimates the current value of notes receivable, net, using a cost approach, based primarily on the estimated depreciated replacement cost of the underlying equipment held as collateral.

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

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 15    DERIVATIVES

	As at
	December 29, 2013				December 30, 2012
	Asset	Liability	Net asset (liability)	Classification on Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$4,181	$—	$4,181	Accounts receivable, net	$494	$(2,315)	$(1,821)	Accounts payable, net
Interest rate swap(2)	$—	$(49)	$(49)	Other long term liabilities	$—	$—	$—	n/a
Interest rate forwards(3)	$285	$—	$285	Accounts receivable, net	$—	$—	$—	n/a
Derivatives not designated as hedging instruments
TRS(4)	$21,393	$—	$21,393	Other assets	$8,614	$(1,110)	$7,504	Other assets
Forward currency contracts(1)	$—	$—	$—	n/a	$5	$(198)	$(193)	Accounts payable, net
________________

(1)	Notional value as at December 29, 2013 of $154.0 million (December 30, 2012: $195.1 million), with maturities ranging between January 2014 and December 2014; no associated cash collateral.

(2)	Notional value as at December 29, 2013 of $30.0 million (December 30, 2012: nil), with maturities through fiscal 2019; no associated cash collateral.

(3)
Notional value as at December 29, 2013 of $90.0 million (December 30, 2012: nil), maturing in April 2014; no associated cash collateral. Subsequent to fiscal 2013 year-end, the Company entered into additional interest rate forwards with a notional value of $360.0 million, maturing in April 2014.

(4)
The notional value and associated cash collateral, in the form of bearer deposit notes (see note 10), was $41.4 million as at December 29, 2013 (December 30, 2012: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2019.

		Year-ended December 29, 2013			Year-ended December 30, 2012
Derivatives designated as cash flow hedging instruments(1)	Classification on Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$9,971	$(3,969)	$6,002	$(5,009)	$(667)	$(5,676)
Interest rate swap(3)	Interest (expense)	(242)	193	(49)	—	—	—
Interest rate forwards(4)	Interest (expense)	(9,555)	774	(8,781)	—	691	691
Total		174	(3,002)	(2,828)	(5,009)	24	(4,985)
Income tax effect	Income taxes	(2,581)	1,002	(1,579)	1,455	(13)	1,442
Net of income taxes		$(2,407)	$(2,000)	$(4,407)	$(3,554)	$11	$(3,543)
________________

(1)	Excludes amounts related to ineffectiveness, as they were not significant.

(2)	Other comprehensive income (“OCI”).

(3)	The Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt (see note 13).

(4)
The Company entered into and settled interest rate forwards relating to the Series 1 and Series 2 Notes (see note 13). The Company also entered into interest rate forwards during fiscal 2013 in anticipation of the Company obtaining longer-term financing for the remaining portion of the approved increase in the first half of 2014, barring unforeseen market conditions and subject to the negotiation and execution of agreements.

Derivatives not designated as cash flow hedging instruments	Classification on Consolidated Statement of Operations	Year-ended
		December 29, 2013	December 30, 2012	January 1, 2012
TRS	General and administrative expenses	$(13,889)	$1,782	$(5,033)
Forward currency contracts	Cost of sales	(193)	1,097	(904)
Total (gain) loss, net		$(14,082)	$2,879	$(5,937)

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

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
Assets leased under capital leases and included in property and equipment, but excluding leasehold improvements, consisted of the following:

	As at
	December 29, 2013	December 30, 2012
Buildings	$220,933	$197,438
Other(1)	13,039	9,083
Accumulated depreciation	(75,437)	(67,721)
Total	$158,535	$138,800
________________
(1)Includes capital leases of the Ad Fund (see note 20).
No individual lease is material to the Company. Future minimum lease payments for all leases, and the present value of the net minimum lease payments for all capital leases as at December 29, 2013, were as follows:

	Capital Leases	Operating Leases
2014	$21,690	$102,643
2015	25,723	103,784
2016	18,879	90,370
2017	15,906	77,996
2018	16,270	77,764
Subsequent years	142,299	599,185
Total minimum lease payments(1)	$240,767	$1,051,742
Amount representing interest	(109,987)
Present value of net minimum lease payments	130,780
Current portion	(9,731)
	$121,049
________________

(1)
Of the total future minimum lease obligations noted above, the Company has minimum lease receipts under non-cancelable subleases with lessees of $148.0 million for capital leases and $534.0 million for operating leases.

Rent expense consists of rentals for premises and equipment leases, and was as follows:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Minimum rents	$106,303	$96,482	$89,329
Contingent rents	77,892	77,842	74,549
Total rent expense(1)	$184,195	$174,324	$163,878
________________

(1)	Included in Operating expenses in the Consolidated Statement of Operations.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to certain restaurant owners. Lease terms are generally 10 years with one or more five year renewal options. The restaurant owners bear the cost of maintenance, insurance and property taxes.

Company assets under lease or sublease, included in Property and equipment, net in the Consolidated Balance Sheet, consisted of the following:

	As at
	December 29, 2013	December 30, 2012
Land	$189,301	$180,073
Buildings and leasehold improvements	1,474,802	1,318,194
Restaurant equipment	82,406	70,645
	1,746,509	1,568,912
Accumulated depreciation	(690,246)	(604,703)
	$1,056,263	$964,209
At December 29, 2013, future minimum lease receipts, excluding any contingent rent, were as follows:

Operating Leases
2014	$231,307
2015	202,577
2016	165,973
2017	136,856
2018	107,201
Subsequent years	237,211
Total	$1,081,125
Rental income for each year amounted to the following:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Minimum rents	$314,865	$300,021	$291,557
Contingent rents	264,820	257,594	242,101
Total rental income(1)	$579,685	$557,615	$533,658
________________

(1)	Included in Rents and royalties revenues in the Consolidated Statement of Operations.
NOTE 17    COMMITMENTS AND CONTINGENCIES
On June 12, 2008, a proposed class action was issued against the Company and certain of its affiliates in the Ontario Superior Court by two of its franchisees, alleging, among other things, that the Company’s Always Fresh baking system and expanded lunch offerings led to lower franchisee profitability. The claim, which sought class action certification on behalf of Canadian restaurant owners, as amended, asserted damages of approximately $1.95 billion. The action was dismissed in its entirety by summary judgment in February, 2012 and all avenues of appeal were exhausted during the second quarter of 2013.
In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Reserves related to the potential resolution of any outstanding legal proceedings are based on the amounts that are determined by the Company to be probable and reasonably estimable. These reserves are not significant and are included in Accounts payable in the Consolidated Balance Sheet. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s consolidated financial statements.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

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
NOTE 18    COMMON SHARES
Share repurchase programs
On February 20, 2013, our Board of Directors approved a new share repurchase program (“2013 Program”) authorizing the repurchase of common shares, not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float, as defined under the TSX rules as of February 14, 2013, but subject to a cap of $250.0 million in the aggregate. The 2013 Program received regulatory approval from the TSX. On August 8, 2013, the 2013 Program was amended to remove the former maximum dollar cap. Under the 2013 Program, the Company’s common shares could be purchased through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases could be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority were at a discount to the prevailing market price as provided in the exemption order. The 2013 Program commenced on February 26, 2013 and was terminated in February 2014 as the 10% public float maximum was reached. Common shares purchased pursuant to the 2013 Program were cancelled.
Share repurchase activity for fiscal 2013 and 2012 is reflected in the Consolidated Statement of Equity. All shares repurchased were cancelled.
In addition to completing the $1 billion expanded share repurchase program approved by the Board of Directors in fiscal 2013, the Board has determined that it would be appropriate to renew the Corporation’s normal course share repurchase program to permit the Corporation to repurchase up to an additional $210.0 million of our shares, either concurrently with, or following the completion of, the expanded share repurchase program. Accordingly, on February 19, 2014, our Board of Directors approved a new share repurchase program (“2014 Program”) authorizing the repurchase of an additional $440.0 million in common shares, not to exceed the regulatory maximum of 13,726,219 shares, representing 10% of our public float as defined under the Toronto Stock Exchange (“TSX”) rules as of February 14, 2014. The 2014 Program has received regulatory approval from the TSX. Our common shares may be purchased under the 2014 Program through a combination of 10b5-1 automatic trading plan purchases, as well as purchases at management’s discretion in compliance with regulatory requirements, and given market, cost and other considerations. Repurchases may be made on the TSX, the New York Stock Exchange (“NYSE”), and/or other Canadian marketplaces, subject to compliance with applicable regulatory requirements, or by such other means as may be permitted by the TSX and/or NYSE, and under applicable laws, including private agreements under an issuer bid exemption order issued by a securities regulatory authority in Canada. Purchases made by way of private agreements under an issuer bid exemption order by a securities regulatory authority will be at a discount to the prevailing market price as provided in the exemption order. The 2014 Program is planned to begin on February 28, 2014 and will expire on February 27, 2015, or earlier if the $440.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2014 Program will be canceled. The 2014 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2014 Program.
Shares held in the Trust
The Company has a Trust, the TDL RSU Employee Benefit Plan Trust, which purchases shares on the open market to satisfy the Company’s obligation to deliver shares to settle the awards for most Canadian employees (see note 19). The cost of the purchase of common shares held by the Trust has been accounted for as a reduction in outstanding common shares. These shares will be held by the Trust until the RSUs vest, at which time they will be disbursed to certain Canadian employees. Occasionally, the Trust may sell shares to the Company to facilitate the remittance of the associated employee withholding obligations.
Share purchase rights
Pursuant to our shareholder rights plan (the “Rights Plan”), one right to purchase a common share (a “Right”) has been issued in respect of each of the outstanding common shares and an additional Right will be issued in respect of each additional

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

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
After the Separation Time, each Right entitles the holder thereof to purchase one common share at the “Exercise Price,” which is initially $150 per share. Following a transaction which results in a person becoming an Acquiring Person (a “Flip-in Event”), the Rights will entitle the holder thereof (other than a holder who is an Acquiring Person) to receive, upon exercise, common shares with a market value equal to twice the then exercise price of the Rights. For example, if, at the time of the Flip-in Event, the Exercise Price is $150 per share and the common shares have a market price of $25 per share, the holder of each Right would be entitled to receive $300 per share in market value of the common shares (12 common shares) after paying $150 per share for such shares (i.e., the shares may be purchased at a 50% discount). In such event, however, any Rights directly or beneficially owned by an Acquiring Person (including affiliates, associates and others acting jointly or in concert therewith), or a transferee of any such person, will be void. A Flip-in Event does not include acquisitions pursuant to a Permitted Bid or Competing Permitted Bid.
The Rights Plan will remain in effect until September 28, 2018, subject to being reconfirmed by the Company’s shareholders every three years, next to occur in fiscal 2015.
NOTE 19    STOCK-BASED COMPENSATION

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Restricted stock units	$6,522	$9,537	$6,247
Stock options and tandem SARs	12,745	1,599	9,055
Deferred stock units	2,722	726	2,021
Total stock-based compensation expense(1)(2)	$21,989	$11,862	$17,323
 ________________

(1)	Generally included in General and administrative expenses in the Consolidated Statement of Operations.

(2)
The Company does not receive a significant income tax benefit associated with stock-based compensation expense, primarily because the Company has made an election to forego its corporate tax deduction in Canada to enable Canadian employees to receive favourable tax treatment on an exercise of the SAR feature.

Total share-based awards of 1.1 million have been made under the 2006 Plan during years 2010 through May 10, 2012, and 0.9 million have been made under the 2012 Plan since May 10, 2012, to officers and certain employees, of which 0.7 million were granted as RSUs and 1.3 million as stock options with tandem SARs. Dividend equivalent rights have accrued on the RSUs.
The 2012 Plan authorizes up to 2.9 million common shares of the Company for grants of awards. Awards that remained available to be granted under the 2006 Plan as of May 10, 2012 (the “Effective Date”), as well as awards granted under the 2006 Plan that are forfeited, or otherwise cease to be subject to such awards following the Effective Date (other than to the extent they are exercised for or settled in vested and non-forfeitable common shares) shall be transferred to and may be made available as awards under the 2012 Plan, provided that the aggregate number of common shares authorized for grants of awards under the 2012 Plan shall not exceed 2.9 million common shares. The terms of the 2006 Plan shall continue to govern awards

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

granted under the 2006 Plan prior to the Effective Date. Following the Effective Date, no further awards have been, or will be, made under the 2006 Plan. As at December 29, 2013, there were outstanding equity awards covering 1.5 million common shares under the 2012 Plan.

The Company has entered into TRS contracts as economic hedges, covering 1.0 million of the Company’s underlying common shares, which represents a portion of its outstanding stock options with tandem SARs, and substantially all of its DSUs. In fiscal 2013, the Company recognized a gain of $13.9 million (2012: loss of $1.8 million, 2011: gain of $5.0 million) in General and administrative expenses (see note 15) related to the revaluation of the TRS contracts.
Restricted stock units

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Total Intrinsic Value	Weighted Average Remaining Contractual Life
	(in thousands)	(in dollars)	(in thousands)
Balance as at December 30, 2012	312	$50.91	$15,147	1.5
Granted(1)	160	56.73
Dividend equivalent rights	7	56.40
Vested and settled(2)	(150)	47.56
Forfeited	(22)	52.29
Balance as at December 29, 2013(3)	307	$55.60	$19,119	1.4
________________

(1)	The weighted average grant date fair value per RSU granted in fiscal 2012 was $54.49 (2011: $45.76).

(2)	Total total fair value of RSUs that vested and were settled in fiscal 2013 was $9.1 million (2012: $7.7 million, 2011: $6.8 million). RSUs are generally settled with common shares from the Trust.

(3)
Total unrecognized compensation cost related to non-vested RSUs outstanding was $6.0 million (2012: $4.6 million) and is expected to be recognized over a weighted-average period of 1.4 years (2012: 1.5 years). The Company expects substantially all of the outstanding RSUs to vest.

Deferred stock units

	Deferred Stock Units	Weighted Average Grant Date Fair Value per Unit
	(in thousands)	(in dollars)
Balance as at December 30, 2012	138	$37.56
Granted(1)	11	57.59
Dividend equivalent rights	3	57.02
Settled(2)	(11)	37.41
Balance as at December 29, 2013(3)	141	$39.57
 ________________

(1)	The weighted average grant date fair value per DSU granted in fiscal 2012 was $51.07 (2011: $46.13).

(2)	Total cash settlement of $0.4 million of DSUs was made in fiscal 2013 (2012: $0.4 million; 2011: nil).

(3)	Total fair value liability for DSUs was $8.8 million (2012: $6.7 million) and is included in Other long-term liabilities in the Consolidated Balance Sheet.

Stock options and tandem stock appreciation rights

	Stock Options with SARs	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life
	(in thousands)	(in dollars)	(in dollars)	(in years)
Balance as at December 30, 2012	1,172	$40.73	$10,681	4.7
Granted	367	57.91
Exercised(1)(2)	(329)	36.14
Forfeited	(14)	53.47
Balance as at December 30, 2013(3)(4)(5)	1,196	$47.11	$18,150	4.6
Total stock options/SARs exercisable as at December 29, 2013	574	$38.39	$13,713	3.4

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

 ________________

(1)	Total cash settlement of $6.9 million of SARs was made in fiscal 2013 (2012: $4.2 million; 2011: $3.7 million). The associated options were cancelled.

(2)	The total intrinsic value of stock options exercised in fiscal 2013 was $6.9 million (2012: $3.7 million; 2011: $4.2 million).

(3)	Total fair value liability for stock options/SARs outstanding was $16.7 million (2012: $10.8 million) and is included in Other long-term liabilities in the Consolidated Balance Sheet.

(4)	A total of 0.3 million stock options/SARs vested in fiscal 2013 (2012: 0.4 million, 2011: 0.4 million), with an intrinsic value of $5.6 million (2012: $5.3 million, 2011: $6.5 million).

(5)
Total unrecognized compensation cost related to non-vested stock options outstanding was $3.3 million (2012: $1.4 million) and is expected to be recognized over a weighted-average period of 1.6 years (2012: 1.5 years). The Company expects substantially all of the outstanding stock options with tandem SARs to vest.

The fair value of these awards was determined at the grant date and each subsequent re-measurement date by applying the Black-Scholes-Merton option-pricing model, using the following assumptions:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Expected share price volatility(1)	13% - 17%	9% – 20%	16% – 22%
Risk-free interest rate(2)	1.1% - 1.6%	1.1% – 1.3%	1.0% – 1.1%
Expected life(3)	0.5 – 4.0 years	1.0 – 4.0 years	1.7 – 3.9 years
Expected dividend yield(4)	1.7%	1.8%	1.4%
Closing share price (in dollars)(5)	$62.29	$48.51	$49.36
Weighted average grant price	$57.91	$54.86	$45.76
________________

(1)	Estimated by using the Company’s historical share price volatility for a period similar to the expected life of the option as determined below.

(2)
Referenced from Government of Canada bonds with a maturity period similar to the expected life of the options. If an exact match in maturity was not found, the closest two maturities, one before and one after the expected life of the options, were used to extrapolate an estimated risk-free rate.

(3)	Based on historical experience.

(4)	Based on current, approved dividends expressed as a percentage of either the exercise price or the closing price at the end of the period, depending on the date of the assumption.

(5)	The closing share price is quoted from the TSX as of the last trading day preceding the date specified.
For purposes of the pricing model, grants are segregated by grant date and based on retirement eligibility, and the assumptions are adjusted accordingly. All stock options with tandem SARs granted to-date vest over three years and expire seven years from the date of issuance, provided that if an employee retires, the term decreases to the earlier of four years after retirement or expiration of the original term.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 20    VARIABLE INTEREST ENTITIES
VIEs for which the Company is the primary beneficiary
Non-owned restaurants

	As at
	December 29, 2013		December 30, 2012
	Restaurants	% of Systemwide Restaurants	Restaurants	% of Systemwide Restaurants
Consolidated Non-owned restaurants	331	7.4%	365	8.6%
Advertising Funds
The Ad Fund has rolled out a program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). The advertising levies, depreciation, interest costs, capital expenditures and financing associated with the Expanded Menu Board Program are presented on a gross basis on the Consolidated Statement of Operations and Cash Flows. The Ad Fund has purchased $75.4 million of equipment cumulatively since the inception of the Expanded Menu Board Program in fiscal 2011.
Actual contribution rates, based on a percentage of restaurant sales, to the advertising funds for franchised and Company-operated restaurants for Canada were 3.5% (2012: 3.5%, 2011: 3.5%) and for the U.S. were 4.0% (2012: 4.0%, 2011: 4.0%). Franchise and license agreements require contributions of up to 4.0% of restaurant sales. Contribution rates for Canadian restaurant owners have been voluntarily reduced to 3.5% of restaurant sales, but the Company retains the right to remove this voluntary rate reduction at any time. Substantially all of the advertising receipts are spent in the year received by the Canadian and U.S. advertising funds. The advertising funds’ expenditures are set forth in the table below:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Advertising expenses	$255,056	$230,317	$214,989
Company contributions to the Canadian and U.S. advertising funds were as follows:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Company contributions	$10,800	$10,813	$10,487
Contributions from consolidated non-owned restaurants	13,801	12,545	10,466
Total Company contributions	$24,601	$23,358	$20,953

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

 The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Year-ended
	December 29, 2013
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$369,850	$—	$369,850
Advertising levies	—	10,711	10,711
Total revenues	369,850	10,711	380,561
Cost of sales	364,260	—	364,260
Operating expenses	—	9,269	9,269
Asset impairment(3)	441	—	441
Operating income	5,149	1,442	6,591
Interest expense	—	1,442	1,442
Income before taxes	5,149	—	5,149
Income taxes	869	—	869
Net income attributable to non controlling interests	$4,280	$—	$4,280

	Year-ended
	December 30, 2012			January 1, 2012
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$338,005	$—	$338,005	$282,384	$—	$282,384
Advertising levies	—	5,624	5,624	—	634	634
Total revenues	338,005	5,624	343,629	282,384	634	283,018
Cost of sales	332,151	—	332,151	277,953	—	277,953
Operating expenses	—	4,602	4,602	—	634	634
Asset impairment	—	—	—	900	—	900
Operating income	5,854	1,022	6,876	3,531	—	3,531
Interest expense	—	1,022	1,022	138	—	138
Income before taxes	5,854	—	5,854	3,393	—	3,393
Income taxes	973	—	973	457	—	457
Net income attributable to non controlling interests	$4,881	$—	$4,881	$2,936	$—	$2,936
________________

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.

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
(in thousands of Canadian dollars, except share and per share data) - Continued

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	December 29, 2013		December 30, 2012
	Restaurant VIEs	Advertising fund VIEs	Restaurant VIEs	Advertising fund VIEs
Cash and cash equivalents	$7,773	$—	$10,851	$—
Advertising fund restricted assets – current	—	39,783	—	45,337
Other current assets	7,155	—	6,770	—
Property and equipment, net	20,471	70,485	19,536	57,925
Other long-term assets	370	1,271	572	2,095
Total assets	$35,769	$111,539	$37,729	$105,357
Notes payable to Tim Hortons Inc. – current(1)(2)	$13,689	$3,040	$13,637	$—
Advertising fund liabilities – current	—	59,913	—	44,893
Other current liabilities(3)	11,706	5,253	14,548	9,919
Notes payable to Tim Hortons Inc. – long-term(1)(2)	628	15,200	804	—
Long-term debt(3)	—	25,157	—	46,849
Other long-term liabilities	9,381	2,976	5,887	3,696
Total liabilities	35,404	111,539	34,876	105,357
Equity of VIEs	365	—	2,853	—
Total liabilities and equity	$35,769	$111,539	$37,729	$105,357
________________

(1)
Various assets and liabilities are eliminated upon the consolidation of these VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Consolidated Balance Sheet (see note 6).

(2)
In fiscal 2013, the Ad Fund entered into an agreement with a Company subsidiary for the Tim Card Revolving Credit Facility and the Tim Card Loan, which are funded by the Restricted cash and cash equivalents related to our Tim Card program. These balances are eliminated upon consolidation of the Ad Fund.

(3)
Includes $30.2 million of debt with a Canadian financial institution relating to the Expanded Menu Board Program (December 30, 2012: $56.5 million), of which $5.0 million is recognized in Other current liabilities (December 30, 2012: $9.7 million), with the remainder recognized as Long-term debt.

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
Trust
In connection with RSUs granted to certain employees, the Company established the TDL RSU Employee Benefit Plan Trust, which purchases and retains common shares of the Company to satisfy the Company’s contractual obligation to deliver shares to settle RSU awards for most participating Canadian employees. The cost of the shares held by the Trust as at December 29, 2013 of $12.9 million (2012: $13.4 million), is presented as a reduction in outstanding common shares on the Consolidated Balance Sheet.
VIEs for which the Company is not the primary beneficiary
These VIEs are primarily real estate ventures, the most significant being the TIMWEN Partnership (see note 11). The Company does not consolidate these entities as control is considered to be shared by both the Company and the other joint owner(s).

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 21    SEGMENT REPORTING
The Company operates exclusively in the quick service restaurant industry. Effective the first quarter of fiscal 2013, the chief decision maker views and evaluates the Company’s reportable segments as follows:
Canadian and U.S. business units.The results of each of the Canadian and U.S. business units includes substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain as well as an allocation of supply chain income driven primarily by the business units’ respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; (v) equity income related to restaurant operating ventures; and (vi) business-unit-related general and administrative expenses. The business units exclude the effect of consolidating VIEs, consistent with how the chief decision maker views and evaluates the respective business unit’s results.
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
The Company has reclassified the segment data for prior years to conform to the current year’s presentation.

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenues(1)
Canada	$2,660,358	$2,595,921	$2,403,002
U.S.	197,226	165,723	156,291
Corporate services	17,388	15,231	10,655
Total reportable segments	2,874,972	2,776,875	2,569,948
VIEs	380,561	343,629	283,018
Total	$3,255,533	$3,120,504	$2,852,966
Operating Income (Loss)
Canada	$665,675	$653,916	$625,139
U.S.(2)	5,107	9,620	8,897
Corporate services	(44,517)	(57,013)	(68,281)
Total reportable segments	626,265	606,523	565,755
VIEs(2)	6,591	6,876	3,720
Corporate reorganization expenses	(11,761)	(18,874)	—
Consolidated Operating Income	621,095	594,525	569,475
Interest, net	(35,466)	(30,413)	(25,873)
Income before income taxes	$585,629	$564,112	$543,602
________________

(1)	There are no inter-segment revenues included in the above table.

(2)
In fiscal 2013, the Company recognized an asset impairment charge in the U.S. related to certain non-core and non-priority markets, of which $2.5 million was recognized in the U.S. segment and $0.4 million related to consolidated VIEs. In fiscal 2012, the Company recognized a recovery of $0.4 million representing the final reversal of accruals upon the completion of closure activities in certain markets in New England in the U.S. segment. In fiscal 2011, the Company recognized an asset impairment charge related to under-performing restaurants in the Company’s Portland market, of which a recovery of

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

$0.5 million was recognized in the U.S. segment and $0.9 million related to consolidated VIEs. Impairment charges reflect real estate and equipment fair values less costs to sell.

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Capital expenditures
Canada(1)	$153,877	$113,546	$95,343
U.S.	49,757	59,998	38,554
Corporate services	17,366	13,233	42,993
Total reportable segments	$221,000	$186,777	$176,890
______________
(1)    Excludes capital expenditures of the Ad Fund.

The following table provides a reconciliation of reportable segment Property and equipment, net and Total assets to consolidated Property and equipment, net and consolidated Total assets, respectively:

	As at
	December 29, 2013	December 30, 2012
Total Property and equipment, net
Canada(1)	$1,008,141	$915,733
U.S.(1)	413,928	378,457
Corporate services(2)	175,804	184,938
Total reportable segments	1,597,873	1,479,128
VIEs	87,170	74,180
Consolidated Property and equipment, net	$1,685,043	$1,553,308
Total Assets
Canada	$1,300,220	$1,175,552
U.S.	450,377	400,231
Corporate services	272,330	281,043
Total reportable segments	2,022,927	1,856,826
VIEs	143,301	139,462
Unallocated assets(3)	267,595	287,891
Consolidated Total assets	$2,433,823	$2,284,179
_______________

(1)	Includes primarily restaurant-related assets such as land, building and leasehold improvements.

(2)	Includes property and equipment related to distribution services, manufacturing activities, and other corporate assets, substantially all of which is located in Canada.

(3)	Includes Cash and cash equivalents, Restricted cash and cash equivalents, Deferred income taxes, Tax deposits and Prepaids, except as related to VIEs.

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

Significant non-cash items included in reportable segment operating income and reconciled to total consolidated amounts are as follows:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Depreciation and amortization
Canada	$100,567	$84,724	$74,962
U.S.	33,853	23,837	20,488
Corporate services	15,655	17,254	17,602
Total reportable segments	$150,075	$125,815	$113,052
VIEs	$11,734	$6,352	$2,817
Consolidated depreciation and amortization	$161,809	$132,167	$115,869
Consolidated Sales and Cost of sales were as follows:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Sales
Distribution sales	$1,872,296	$1,860,683	$1,705,692
Company-operated restaurant sales	23,738	26,970	24,094
Sales from VIEs	369,850	338,006	282,384
Total Sales	$2,265,884	$2,225,659	$2,012,170

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cost of sales
Distribution cost of sales	$1,619,858	$1,631,091	$1,501,503
Company-operated restaurant cost of sales	25,446	28,857	24,720
Cost of sales from VIEs	327,599	297,390	246,152
Total Cost of sales	$1,972,903	$1,957,338	$1,772,375
NOTE 22     RELATED PARTY TRANSACTIONS
The Company had the following expenses and outstanding balances associated with its 50/50 joint venture with Wendy’s:

	Year-ended
	December 29, 2013	December 30, 2012	January 1, 2012
Contingent rent expense(1)	$25,329	$25,102	$24,677
________________

(1)	Included in consolidated contingent rent expense (see note 16).

	As at
	December 29, 2013	December 30, 2012
Accounts receivable	$254	$311
Accounts payable	$1,972	$2,048

TIM HORTONS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of Canadian dollars, except share and per share data) - Continued

NOTE 23     QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013
	Q1	Q2	Q3	Q4
Revenues
Sales	$523,887	$568,562	$575,780	$597,655
Franchise revenues
Rents and royalties	187,454	209,289	212,114	212,364
Franchise fees	20,196	22,288	37,459	88,485
	207,650	231,577	249,573	300,849
Total revenues	731,537	800,139	825,353	898,504
Corporate reorganization expense (note 2)	(9,475)	(604)	(953)	(729)
De-branding costs (note 3)	—	—	—	(19,016)
Other costs and expenses, net	(594,145)	(622,956)	(655,572)	(730,988)
Operating income	$127,917	$176,579	$168,828	$147,771
Net income attributable to Tim Hortons Inc.	$86,171	$123,736	$113,863	$100,599
Diluted earnings per common share attributable to Tim Hortons Inc.	$0.56	$0.81	$0.75	$0.69

	2012
	Q1	Q2	Q3	Q4
Revenues
Sales	$523,302	$563,772	$568,541	$570,044
Franchise revenues
Rents and royalties	180,186	198,973	201,556	200,277
Franchise fees	17,796	22,836	31,943	41,278
	197,982	221,809	233,499	241,555
Total revenues	721,284	785,581	802,040	811,599
Corporate reorganization expense (note 2)	—	(1,277)	(8,565)	(9,032)
Other costs and expenses, net	(589,661)	(625,465)	(639,816)	(652,163)
Operating income	$131,623	$158,839	$153,659	$150,404
Net income attributable to Tim Hortons Inc.	$88,779	$108,067	$105,698	$100,341
Diluted earnings per common share attributable to Tim Hortons Inc.	$0.56	$0.69	$0.68	$0.65

SCHEDULE II
TO CONSOLIDATED FINANCIAL STATEMENTS—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions)	Balance at End of Year
Fiscal year ended December 29, 2013:
Deferred tax asset valuation allowance	$39,190	$3,022	$4,548	$46,760
Allowance for doubtful accounts and notes	3,035	1,606	(1,474)	3,167
Inventory reserve	1,015	2,181	(1,442)	1,754
	$43,240	$6,809	$1,632	$51,681
Fiscal year ended December 30, 2012:
Deferred tax asset valuation allowance	$40,494	$6,431	$(7,735)	$39,190
Allowance for doubtful accounts and notes	3,239	890	(1,094)	3,035
Inventory reserve	844	1,238	(1,067)	1,015
	$44,577	$8,559	$(9,896)	$43,240
Fiscal year ended January 1, 2012:
Deferred tax asset valuation allowance	$37,471	$2,226	$797	$40,494
Allowance for doubtful accounts and notes	1,484	4,651	(2,896)	3,239
Inventory reserve	1,052	689	(897)	844
	$40,007	$7,566	$(2,996)	$44,577
Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	December 29, 2013	December 30, 2012
Valuation allowance, deferred income taxes	$46,760	$39,190
Deducted from accounts receivable and notes receivable, net	3,167	3,035
Deducted from inventories and other, net	1,754	1,015
	$51,681	$43,240

Report of Independent Registered Public Accounting Firm
To the Shareholders of Tim Hortons Inc.
We have audited the accompanying consolidated balance sheets of Tim Hortons Inc. and its subsidiaries as at December 29, 2013 and December 30, 2012 and the related consolidated statement of operations, comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2013. In addition, we have audited the financial statement schedule listed in the accompanying index appearing under item 15(a)(1) of the Annual Report on Form 10-K. We also have audited Tim Hortons Inc. and its subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company’s internal control over financial reporting based on our integrated audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tim Hortons Inc. and its subsidiaries as of December 29, 2013 and December 30, 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, Tim Hortons Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
(Signed) PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountant
Toronto, Canada
February 25, 2014

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
As of December 29, 2013, we carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of December 29, 2013, that such disclosure controls and procedures were effective.
Report of Management on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
As of December 29, 2013, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2013. There were no changes in our internal control over financial reporting during the fiscal year ended December 29, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited the effectiveness of our internal control over financial reporting as of December 29, 2013, as stated in their report set forth in Part II, Item 8 of this Form 10-K on page 116 hereof.

Item 9B.    Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, other than the information set forth below, will be included in the Company’s Form 10-K/A which will be filed no later than 120 days after December 29, 2013. Such information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Marc Caira	60	Executive Chairman, President and Chief Executive Officer	2013
Cynthia J. Devine	49	Chief Financial Officer	2003
David F. Clanachan	52	Chief Operations Officer	1997
William A. Moir	65	Chief Brand and Marketing Officer	1990
Roland M. Walton	58	President, Tim Hortons Canada	1997
Jill E. Sutton	42	Executive Vice President, General Counsel and Secretary	2006
Michel Meilleur	42	Executive Vice President, Tim Hortons U.S.	2008
Stephen Wuthmann	56	Executive Vice President, Human Resources	2013
Marc Caira was appointed President & CEO of the Company effective July 2, 2013. In this role, Mr. Caira is responsible for the strategic direction and overall performance of the Company and its operations. Mr. Caira was most recently Global CEO of Nestlé Professional. He was also a member of the Executive Board of Nestlé SA, the world’s largest food and beverage company, and a recognized leader in nutrition, health and wellness. Among the roles he held prior to his most recent position with Nestlé SA, to which he was appointed in 2006, Mr. Caira was President & CEO of Parmalat North America, Chief Operating Officer of Parmalat Canada, and President, Food Services and Nescafe Beverages for Nestlé Canada. Mr. Caira was also elected to the Company’s Board of Directors on May 7, 2013.
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
Jill E. Sutton (formerly, Aebker) joined the Company in 2006 as Senior Counsel, Securities, Corporate Administration and Assistant Secretary, and shortly thereafter became Associate General Counsel and Assistant Secretary, after which she was promoted to positions of progressive accountability including Corporate Secretary in March 2008, Deputy General Counsel and Secretary in February 2010, Senior Vice President, Legal and Secretary in October 2011 and Senior Vice President, General Counsel and Secretary in February 2012. Ms. Sutton was appointed as Executive Vice President, General Counsel and Corporate Secretary as of August 8, 2012, and as Chief Compliance Officer and Chief Risk and Privacy Officer as of October 15, 2012. In this role, Ms. Sutton is responsible for overseeing all legal affairs, compliance, risk and international matters. Prior to joining the Company, Ms. Sutton was corporate counsel at Wendy’s International, Inc. and practiced corporate and health care law for Squire Sanders LLP and Eastman & Smith Ltd. Ms. Sutton is also a member and vice-chair of the Board of Directors of STRIDE, an Ontario-based not-for-profit corporation. Ms. Sutton holds a Juris Doctor degree, a Master of Health Administration degree, and a Bachelor of Arts degree, all from The Ohio State University.
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
Steve Wuthmann was appointed Executive Vice President, Human Resources of Tim Hortons in September 2013. He is responsible for directing all human resource functions of the organization, including driving organizational engagement, capability, alignment and performance. Mr. Wuthmann was most recently Executive Vice President, Supply Chain, for Parmalat Canada and prior to that, Senior Vice President, Human Resources. He brings more than three decades of human resources and operations experience to Tim Hortons, including with Purolator Courier, Labatt Breweries of Canada and Canada Packers. Mr. Wuthmann has his Bachelor of Commerce from Concordia University and his Chartered Director Program from McMaster University. He also has a history of involvement in the not for profit sector which has led to his receiving the Queen Elizabeth II Diamond Jubilee Medal for his work with Kids Help Phone.

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

Item 11. Executive Compensation
As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F, with more detailed information provided if otherwise made publicly available or required to be disclosed in Canada. We will be providing information required by Items 6.B and 6.E.2 of Form 20-F in our management proxy circular for our annual and special meeting of our shareholders and filing it with the System for Electronic Document Analysis and Retrieval (“SEDAR”), the Canadian equivalent of the SEC’s Next-Generation EDGAR system, at www.sedar.com. In addition, we will be furnishing our management proxy circular to the SEC on Form 8-K. Our executive compensation disclosure will be in compliance with Canadian requirements, which are, in most respects, substantially similar to the U.S. rules. Although we are not required to disclose executive compensation according to the requirements of Regulation S-K that apply to U.S. domestic issuers, we generally attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict, in whole or in part, with required Canadian corporate or securities requirements or disclosure. Information relating to executive compensation will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 29, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 29, 2013. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 29, 2013. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 14. Principal Accounting Fees and Services
The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 29, 2013. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)

(1)	and (2) —The following Consolidated Financial Statements of Tim Hortons Inc. and Subsidiaries, included in Item 8 herein.
Report of Independent Registered Public Accounting Firm.
Consolidated Statement of Operations—years-ended December 29, 2013, December 30, 2012, and January 1, 2012.
Consolidated Statement of Comprehensive Income—years-ended December 29, 2013, December 30, 2012, and January 1, 2012.
Consolidated Balance Sheet—December 29, 2013 and December 30, 2012.
Consolidated Statement of Cash Flows—years-ended December 29, 2013, December 30, 2012, and January 1, 2012.
Consolidated Statement of Equity—years-ended December 29, 2013, December 30, 2012, and January 1, 2012.
Notes to the Consolidated Financial Statements.
Schedule II—Valuation and Qualifying Accounts.

(3)	Listing of Exhibits—See Index to Exhibits.
The management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are denoted in the Index to Exhibits beginning on page 123.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 123.
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

TIM HORTONS INC.

By:	/s/ MARC CAIRA	2/25/14
Marc Caira
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Caira, Cynthia J. Devine and Jill E. Sutton and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Form 10-K, and any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MARC CAIRA	2/25/14		/s/ CYNTHIA J. DEVINE	2/25/14
Marc Caira President and Chief Executive Officer			Cynthia J. Devine Chief Financial Officer and Principal Accounting Officer

/s/ M. SHAN ATKINS*	2/25/14		/s/ SHERRI A. BRILLON*	2/25/14
M. Shan Atkins, Director			Sherri A. Brillon, Director

/s/ MICHAEL J. ENDRES*	2/25/14		/s/ MOYA M. GREENE*	2/25/14
Michael J. Endres, Director			Moya M. Greene, Director

/s/ PAUL D. HOUSE*	2/25/14		/s/ FRANK IACOBUCCI*	2/25/14
Paul D. House, Chairman of the Board			Frank Iacobucci, Lead Director

/s/ JOHN A. LEDERER*	2/25/14		/s/ DAVID H. LEES*	2/25/14
John A. Lederer, Director			David H. Lees, Director

/s/ THOMAS V. MILROY*	2/25/14		/s/ WAYNE C. SALES*	2/25/14
Thomas V. Milroy, Director			Wayne C. Sales, Director

		*By:	/s/ MARC CAIRA	2/25/14
Marc Caira Attorney-in-Fact

TIM HORTONS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit	Description	Where found

2(a)	Agreement and Plan of Merger, dated August 6, 2009, by and among the Registrant, THI Mergeco Inc., and Tim Hortons Inc.	Incorporated herein by reference to Annex A of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009 (File No. 001-32843).

3(a)	Articles of Incorporation of the Registrant, as amended	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on September 28, 2009 (File No. 000-53793).

3(b)	By-Law No. 1 of the Registrant	Incorporated herein by reference to Annex C of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009 (File No. 001-32843).

4(a)	Shareholder Rights Plan Agreement, dated August 6, 2009, between the Registrant and Computershare Trust Company of Canada, as Rights Agent	Incorporated herein by reference to Annex D of the definitive proxy statement of Tim Hortons Inc. filed with the Commission on August 17, 2009 (File No. 001-32843).

4(b)	Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010 (File No. 001-32843).

4(c)	First Supplemental Trust Indenture, dated June 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 1, 2010 (File No. 001-32843).

4(d)	First (Reopening) Supplemental Trust Indenture, dated December 1, 2010, by and between the Registrant and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010 (File No. 001-32843).

4(e)	Supplement to Guarantee, dated December 1, 2010, from The TDL Group Corp.	Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 1, 2010 (File No. 001-32843).

4(f)	Second Supplemental Trust Indenture, dated November 29, 2013, by and between the Corporation and BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on December 5, 2013 (File No. 001-32843).

4(g)	Supplement to Guarantee, dated November 29, 2013, from The TDL Group Corp. in favor of BNY Trust Company of Canada, as trustee	Incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K of Tim Hortons Inc. filed with the Commission on December 5, 2013 (File No. 001-32843).

10(a)	Senior Revolving Credit Facility Agreement, dated as of December 13, 2010, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on December 16, 2010 (File No. 001-32843).

10(b)	Amendment to Senior Revolving Credit Facility Agreement, dated as of January 26, 2012, among the Registrant and The TDL Group Corp., as borrowers, and certain lenders and agents named herein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on February 1, 2012 (File No. 001-32843).

10(c)	Senior Revolving Facility Credit Agreement, dated as of October 4, 2013, between the Corporation, and certain lenders and agents named therein	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on October 9, 2013 (File No. 001-32843).

Exhibit	Description	Where found

*10(d)	Form of Indemnification Agreement for directors, officers and others, as applicable	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(e)	Form of Employment Agreement, as amended, by and among The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(f)	Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Paul D. House and Donald B. Schroeder
Incorporated herein by reference to Exhibit 10(z) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010 (File No. 001-32843).

*10(g)	Second Amendment to Employment Agreement, dated March 22, 2012, by and between The TDL Group Corp., the Registrant and Paul D. House	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on March 23, 2012 (File No. 001-32843).

*10(h)	Severance Agreement and Final Release, effective as of May 31, 2011, by and between Tim Hortons Inc. and Donald B. Schroeder	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on June 6, 2011 (File No. 001-32843).

*10(i)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir and Roland M. Walton, respectively	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(j)
Form of First Amendment to Employment Agreement by and among The TDL Group Corp., the Registrant and each of Cynthia J. Devine, William A. Moir, Roland M. Walton and David F. Clanachan, dated effective February 24, 2010
Incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010 (File No. 001-32843).

*10(k)	Form of Employment Agreement by and among The TDL Group Corp., the Registrant and David F. Clanachan	Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(l)	Form of Retention Agreement by and between the Company and David F. Clanachan, Cynthia J. Devine, William A. Moir, Roland M. Walton and certain other members of senior management	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(m)	Letter Agreement dated as of August 8, 2012 by and between the Company and William A. Moir	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(n)	Employment (and Post-Employment) Covenants Agreement dated as of August 8, 2012 by and between the Company and William A. Moir	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(o)	2006 Stock Incentive Plan, as amended effective February 24, 2010	Incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 4, 2010 (File No. 001-32843).

*10(p)	2012 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 10, 2012 (File No. 001-32843).

Exhibit	Description	Where found

*10(q)	Executive Annual Performance Plan, as amended effective November 6, 2013	Filed herewith.

*10(r)	Amended and Restated Supplemental Executive Retirement Plan, adopted to be effective January 1, 2009 and most recently amended on May 8, 2013	Incorporated herein by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 8, 2013 (File No. 001-32843).

*10(s)	Amended and Restated Non-Employee Director Deferred Stock Unit Plan effective September 28, 2009, as further amended and restated effective February 21, 2013	Incorporated herein by reference to Exhibit 10(r) to the Annual Report on Form 10-K of the Registrant filed with the Commission on February 21, 2013 (File No. 001-32843).

*10(t)	Equity Plan Assignment and Assumption Agreement, dated September 25, 2009, by and between Tim Hortons Inc., and the Registrant	Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(u)	Assignment, Assumption and Amendment of Tim Hortons Inc. U.S. Non-Employee Directors’ Deferred Compensation Plan, dated September 25, 2009, by and between Tim Hortons Inc. and Tim Hortons USA Inc.	Incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(v)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

*10(w)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Registrant filed with the Commission on September 28, 2009 (File No. 000-53793).

10(x)	Form of Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc. dated March 29, 2006	Incorporated herein by reference to Exhibit 10.3 to Form S-1/A filed with the Commission on February 27, 2006 (File No. 333-130035).

10(y)	Amendment No. 1 to Tax Sharing Agreement between Tim Hortons Inc. and Wendy’s International, Inc., dated November 7, 2007	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007 filed with the Commission on November 8, 2007 (File No. 001-32843).

*10(z)	Form of Restricted Stock Unit Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010 (File No. 001-32843).

*10(aa)	Form of Nonqualified Stock Option Award Agreement (2010 Award)	Incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended July 4, 2010 of the Registrant filed with the Commission on August 12, 2010 (File No. 001-32843).

*10(bb)	Form of Restricted Stock Unit Award Agreement (2010 Performance Award-Named Executive Officers)
Incorporated herein by reference to Exhibit 10(aa) to Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 3, 2010 filed with the Commission on April 1, 2010 (File No. 001-32843).

*10(cc)	Form of Restricted Stock Unit Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011 (File No. 001-32843).

Exhibit	Description	Where found

*10(dd)	Form of Nonqualified Stock Option Award Agreement (2011 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 11, 2011 (File No. 001-32843).

*10(ee)	Form of Restricted Stock Unit Award Agreement (2012 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

*10(ff)	Form of Nonqualified Stock Option Award Agreement (2012 Award)	Incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on August 9, 2012 (File No. 001-32843).

10(gg)	Acknowledgment, dated as of October 29, 2010, by and among CillRyan’s Bakery Limited, Prophy and Fosters Star Limited	Incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K for fiscal year ended January 2, 2011 filed with the Commission on February 25, 2011 (File No. 001-32843).

*10(hh)	Employment Offer Letter by and between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 14, 2013 (File No. 001-32843).

*10(ii)	Employment and Post-Employment Covenants Agreement by and between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 14, 2013 (File No. 001-32843).

*10(jj)	Change in Control Agreement by and between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed with the Commission on May 14, 2013 (File No. 001-32843).

*10(kk)	Nonqualified Stock Option Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 7, 2013 (File No. 001-32843).

*10(ll)	Restricted Stock Unit Award Agreement, dated August 13, 2013, between Tim Hortons Inc. and Marc Caira	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on November 7, 2013 (File No. 001-32843).

*10(mm)	Form of Restricted Stock Unit Award Agreement (2013 Award)	Incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on May 8, 2013 (File No. 001-32843).

*10(nn)	Form of Nonqualified Stock Option Award Agreement (2013 Award)	Incorporated herein by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of the Registrant filed with the Commission on May 8, 2013 (File No. 001-32843).

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

Exhibit	Description	Where found

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

* Denotes management contract or compensatory arrangement.
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”