Form 10-Q
period 2014-03-30
Tim Hortons Inc.
filed 2014-05-07
CIK 1345111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
 FORM 10-Q
  _________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common shares	134,263,358 shares

TIM HORTONS INC. AND SUBSIDIARIES
On May 2, 2014, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.911 for Cdn$1.00.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	First quarter ended
	March 30, 2014	March 31, 2013
Revenues
Sales (note 13)	$541,030	$523,887
Franchise revenues
Rents and royalties	199,509	187,454
Franchise fees	25,863	20,196
	225,372	207,650
Total revenues	766,402	731,537
Costs and expenses
Cost of sales	473,583	461,354
Operating expenses	81,258	75,733
Franchise fee costs	27,683	22,552
General and administrative expenses	39,219	38,668
Equity (income)	(3,346)	(3,349)
Corporate reorganization expenses	—	9,475
Other expense (income), net	2,718	(813)
Total costs and expenses, net	621,115	603,620
Operating income	145,287	127,917
Interest (expense)	(16,676)	(8,663)
Interest income	977	928
Income before income taxes	129,588	120,182
Income taxes (note 2)	37,233	33,259
Net income	92,355	86,923
Net income attributable to noncontrolling interests (note 12)	1,446	752
Net income attributable to Tim Hortons Inc.	$90,909	$86,171
Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.66	$0.56
Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.66	$0.56
Weighted average number of common shares outstanding (in thousands) – Basic (note 3)	138,115	153,091
Weighted average number of common shares outstanding (in thousands) – Diluted (note 3)	138,551	153,548
Dividends per common share	$0.32	$0.26
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands of Canadian dollars)

	First quarter ended
	March 30, 2014	March 31, 2013
Net income	$92,355	$86,923
Other comprehensive income
Translation adjustments gain	14,935	8,177
Unrealized gains (losses) from cash flow hedges (note 9)
(Loss) gain from change in fair value of derivatives	(942)	2,772
Amount of net (gain) loss reclassified to earnings during the period	(2,701)	663
Tax (expense) (note 9)	(287)	(992)
Other comprehensive income	11,005	10,620
Comprehensive income	103,360	97,543
Comprehensive income attributable to noncontrolling interests	1,446	752
Comprehensive income attributable to Tim Hortons Inc.	$101,914	$96,791
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	As at
	March 30, 2014	December 29, 2013
Assets
Current assets
Cash and cash equivalents	$178,942	$50,414
Restricted cash and cash equivalents (note 6)	85,509	155,006
Accounts receivable, net	210,532	210,664
Notes receivable, net (note 4)	8,317	4,631
Deferred income taxes	8,767	10,165
Inventories and other, net (note 5)	109,899	104,326
Advertising fund restricted assets (note 12)	40,262	39,783
Total current assets	642,228	574,989
Property and equipment, net	1,688,604	1,685,043
Notes receivable, net (note 4)	662	4,483
Deferred income taxes	12,255	11,018
Equity investments	40,262	40,738
Other assets	118,401	117,552
Total assets	$2,502,412	$2,433,823
Liabilities and equity
Current liabilities
Accounts payable (note 6)	$156,308	$204,514
Tim Card obligation (note 6)	129,826	184,443
Accrued liabilities (note 6)	69,137	89,565
Deferred income taxes	450	—
Advertising fund liabilities (note 12)	39,759	59,912
Short-term borrowings (note 7)	35,000	30,000
Current portion of long-term obligations	17,774	17,782
Total current liabilities	448,254	586,216
Long-term obligations
Long-term debt (note 7)	1,292,565	843,020
Capital leases	122,989	121,049
Deferred income taxes	9,044	9,929
Other long-term liabilities	111,529	112,090
Total long-term obligations	1,536,127	1,086,088
Commitments and contingencies (note 10)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares. Issued: 136,273,708 and 141,329,010 shares, respectively	386,381	400,738
Common shares held in Trust, at cost: 291,180 and 293,816 shares, respectively	(12,808)	(12,924)
Contributed surplus	11,726	11,033
Retained earnings	232,017	474,409
Accumulated other comprehensive loss	(101,097)	(112,102)
Total equity of Tim Hortons Inc.	516,219	761,154
Noncontrolling interests (note 12)	1,812	365
Total equity	518,031	761,519
Total liabilities and equity	$2,502,412	$2,433,823
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands of Canadian dollars)

	First quarter ended
	March 30, 2014	March 31, 2013
Cash flows provided from (used in) operating activities
Net income	$92,355	$86,923
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	39,629	35,638
Stock-based compensation expense (note 11)	(246)	7,387
Deferred income taxes	(110)	(1,113)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	69,998	46,766
Accounts receivable	508	(37,849)
Inventories and other	(4,710)	(5,331)
Accounts payable and accrued liabilities	(84,264)	(87,073)
Taxes	(11,401)	6,597
Settlement of interest rate forwards	(4,851)	—
Deposit with tax authorities	(1,741)	—
Other	(14,750)	(3,741)
Net cash provided from operating activities	80,417	48,204
Cash flows (used in) provided from investing activities
Capital expenditures	(56,732)	(47,479)
Capital expenditures – Advertising fund	(3,316)	(2,761)
Other investing activities	2,658	1,601
Net cash (used in) investing activities	(57,390)	(48,639)
Cash flows provided from (used in) financing activities
Repurchase of common shares	(303,350)	—
Dividend payments to common shareholders	(44,117)	(39,885)
Net proceeds from issuance of debt (note 7)	448,299	—
Short-term borrowings (note 7)	5,000	—
Principal payments on long-term debt obligations	(3,930)	(4,488)
Other financing activities	2,362	(1,414)
Net cash provided from (used in) financing activities	104,264	(45,787)
Effect of exchange rate changes on cash	1,237	724
Increase (decrease) in cash and cash equivalents	128,528	(45,498)
Cash and cash equivalents at beginning of period	50,414	120,139
Cash and cash equivalents at end of period	$178,942	$74,641

Supplemental disclosures of cash flow information:
Interest paid	$7,864	$5,297
Income taxes paid	$61,133	$35,178
Non-cash investing and financing activities:
Capital lease obligations incurred	$5,808	$6,241
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust				AOCI(1)
					Contributed Surplus	Retained Earnings	Translation Adjustment	Cash Flow Hedges	Total Equity THI	NCI(2)	Total Equity
	Number	$	Number	$	$	$	$	$	$	$	$
Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Repurchase of common shares(3)	(12,076)	(34,295)	(43)	(2,453)	—	(686,243)	—	—	(722,991)	—	(722,991)
Disbursed or sold from the Trust(4)	—	—	66	2,885	—	—	—	—	2,885	—	2,885
Stock-based compensation	—	—	—	—	63	(712)	—	—	(649)	—	(649)
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	31,333	(2,407)	28,926	—	28,926
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)
NCI transactions	—	—	—	—	—	(483)	—	—	(483)	483	—
Net income	—	—	—	—	—	424,369	—	—	424,369	4,280	428,649
Dividends and distributions, net	—	—	—	—	—	(156,141)	—	—	(156,141)	(7,251)	(163,392)
Balance as at December 29, 2013	141,329	$400,738	(294)	$(12,924)	$11,033	$474,409	$(104,105)	$(7,997)	$761,154	$365	$761,519
Repurchase of common shares(3)(6)	(5,055)	(14,357)	—	—	—	(288,993)	—	—	(303,350)	—	(303,350)
Disbursed or sold from the Trust(4)	—	—	3	116	—	—	—	—	116	—	116
Stock-based compensation	—	—	—	—	693	78	—	—	771	—	771
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	14,935	(2,058)	12,877	—	12,877
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(1,872)	(1,872)	—	(1,872)
NCI transactions	—	—	—	—	—	(269)	—	—	(269)	269	—
Net income	—	—	—	—		90,909	—	—	90,909	1,446	92,355
Dividends and distributions, net	—	—	—	—	—	(44,117)	—	—	(44,117)	(268)	(44,385)
Balance as at March 30, 2014	136,274	$386,381	(291)	$(12,808)	$11,726	$232,017	$(89,170)	$(11,927)	$516,219	$1,812	$518,031
________________

(1)	Accumulated other comprehensive income (“AOCI”).

(2)	Noncontrolling interests (“NCI”).

(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.

(4)	Amounts are net of tax.

(5)	Amounts are net of tax (see note 9).

(6)
The 2014 Share repurchase program, as described in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 (“Annual Report”), filed with the SEC and the CSA on February 25, 2014, commenced on February 28, 2014.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 1     BASIS OF PRESENTATION
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at March 30, 2014, and the results of operations, comprehensive income and cash flows for the first quarters ended March 30, 2014 and March 31, 2013. These Condensed Consolidated Financial Statements should be read in conjunction with the audited 2013 Consolidated Financial Statements which are contained in our most recent Annual Report. The December 29, 2013 Condensed Consolidated Balance Sheet included herein was derived from the audited 2013 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.
NOTE 2    INCOME TAXES
The effective income tax rate was 28.7% for the first quarter ended March 30, 2014 (first quarter fiscal 2013: 27.7%). The change in the effective tax rate in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to an increase in costs related to the Company’s new long-term debt, for which a full tax benefit has not been recognized.
NOTE 3    EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	First quarter ended
	March 30, 2014	March 31, 2013
Net income attributable to Tim Hortons Inc.	$90,909	$86,171
Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	138,115	153,091
Dilutive impact of restricted stock units (“RSUs”)	205	221
Dilutive impact of stock options with tandem stock appreciation rights (“SARs”)	231	236
Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	138,551	153,548
Basic earnings per common share attributable to Tim Hortons Inc.	$0.66	$0.56
Diluted earnings per common share attributable to Tim Hortons Inc.	$0.66	$0.56
NOTE 4    NOTES RECEIVABLE, NET

	As at
	March 30, 2014			December 29, 2013
	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Franchise Incentive Program (“FIP”) notes(1)	$16,550	$(13,440)	$3,110	$16,677	$(13,668)	$3,009
Other notes receivable(3)	8,144	(633)	7,511	8,256	(649)	7,607
Notes receivable	$24,694	$(14,073)	10,621	$24,933	$(14,317)	10,616
Allowance			(1,642)			(1,502)
Notes receivable, net			$8,979			$9,114

Current portion, net			$8,317			$4,631
Long-term portion, net			$662			$4,483

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

	As at
	March 30, 2014			December 29, 2013
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP notes and other)	$9,161	$(1,650)	$7,511	$9,688	$(2,081)	$7,607
Past-due status < 90 days (FIP notes)	—	—	—	328	—	328
Past-due status > 90 days (FIP notes)	15,533	(12,423)	3,110	14,917	(12,236)	2,681
Notes receivable	$24,694	$(14,073)	$10,621	$24,933	$(14,317)	$10,616
Allowance			(1,642)			(1,502)
Notes receivable, net			$8,979			$9,114
________________

(1)
The Company has outstanding FIP arrangements with certain U.S. restaurant owners, which generally provided interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures and signage.

(2)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Condensed Consolidated Balance Sheet (see note 12).

(3)	Relates primarily to notes issued to vendors in conjunction with the financing of property sales, and on various equipment and other financing programs.
NOTE 5    INVENTORIES AND OTHER, NET

	As at
	March 30, 2014	December 29, 2013
Raw materials	$20,752	$22,789
Finished goods	78,233	69,348
	98,985	92,137
Inventory obsolescence provision	(1,569)	(1,754)
Inventories, net	97,416	90,383
Prepaids and other	12,483	13,943
Total Inventories and other, net	$109,899	$104,326

NOTE 6	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable

	As at
	March 30, 2014	December 29, 2013
Accounts payable	$123,199	$142,131
Construction holdbacks and accruals	29,418	57,527
Corporate reorganization accrual(1)	3,691	4,856
Total Accounts payable	$156,308	$204,514
________________

(1)	The corporate reorganization accrual is expected to be substantially settled by the end of the second quarter of 2014.
Tim Card obligation

The decrease in our Tim Card obligation, and resulting decrease in Restricted cash and cash equivalents, is primarily driven by the seasonality of Tim Card redemptions. In addition, Restricted cash and cash equivalents decreased due to additional borrowings by the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) (see note 12).

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

Accrued liabilities

	As at
	March 30, 2014	December 29, 2013
Salaries and wages	$13,877	$22,553
Taxes	3,169	14,542
De-branding accruals(1)	4,527	9,538
Other accrued liabilities(2)	47,564	42,932
Total Accrued liabilities	$69,137	$89,565
 ________________

(1)	Accruals related to Cold Stone Creamery® de-branding activity in Tim Hortons locations in Canada are expected to be substantially settled by the end of the second quarter of 2014.

(2)	Includes accruals for contingent rent, current portion of the Maidstone Bakeries supply contract, deferred revenues, deposits, and various equipment and other accruals.

NOTE 7	LONG TERM DEBT
Senior Unsecured Notes, Series 3, due April 1, 2019
The Company offered Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) on a private placement basis in the first quarter of 2014 for total net proceeds of $449.9 million, which included a discount of $0.1 million. The Company also entered into interest rate forwards, with a notional value of $450.0 million, which acted as a cash flow hedge to limit the interest rate volatility in the period prior to the initial issuance of the Series 3 Notes. These forwards were settled on issuance resulting in a loss of $4.9 million. The discount, the loss on the interest rate forwards, and financing fees of approximately $2.0 million were deferred and are being amortized to Interest expense in the Condensed Consolidated Statement of Operations over the five year term of the debt. The effective yield, including all fees and the interest rate forwards loss, is 3.19%.
The Series 3 Notes bear a fixed interest coupon rate of 2.85% with interest payable in semi-annual installments, in arrears, which will commence on October 1, 2014. The Series 3 Notes rank equally and pari passu with each other and with the notes of every other series (regardless of their actual time of issue) issued under the trust indenture dated June 1, 2010 between the Company and BNY Trust Company of Canada (the “Trust Indenture”), and with all other senior unsecured and unsubordinated indebtedness of the Company, including amounts owing under our revolving bank facilities, except as to any sinking fund which pertains exclusively to any particular indebtedness of the Company, and subject to statutorily preferred exceptions.
The Series 3 Notes are initially guaranteed by The TDL Group Corp., the Company’s largest Canadian subsidiary, on the same terms and conditions as prescribed for our other Series Notes. The Series 3 Notes are also subject to certain covenants limiting liens to secure borrowed money (subject to permitted exceptions) and limiting the ability of the Company to undertake certain acquisitions and dispositions (subject to compliance with certain requirements), but there are no financial covenants.
The Series 3 Notes are redeemable, at the Company’s option, at any time, upon not less than 30 days’ and not more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable Government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Series 3 Notes, plus 0.285%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control (which, for the Series 3 Notes, includes a change in the majority of the Board of Directors) and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Series 3 Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
Revolving Bank Facilities
A portion of the proceeds from the Series 3 Notes were used to settle the balance of our 364-day $400.0 million Revolving Bank Facility (the “2013 Revolving Bank Facility”) in the first quarter of 2014, which had been used for general corporate purposes, including share repurchases. The settlement automatically retired the repaid balance and any undrawn amounts under the 2013 Revolving Bank Facility on the settlement date. On March 30, 2014, there was $35.0 million on this

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

facility outstanding (December 29, 2013: $30.0 million), which was repaid in April 2014, and resulted in the retirement of the remaining 2013 Revolving Bank Facility.
NOTE 8    FAIR VALUES
Financial assets and liabilities measured at fair value

	As at
	March 30, 2014		December 29, 2013
	Fair value hierarchy	Fair value asset (liability)(1)	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives
Forward currency contracts(2)	Level 2	$5,414	Level 2	$4,181
Interest rate swap(3)	Level 2	(207)	Level 2	(49)
Interest rate forwards(4)	n/a	—	Level 2	285
Total return swaps (“TRS”)(5)	Level 2	19,145	Level 2	21,393
Total Derivatives		$24,352		$25,810
________________

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.

(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.

(3)	The fair value is estimated using discounted cash flows and market-based observable inputs, including interest rate yield curves and discount rates.

(4)	The interest rate forwards were settled as part of the issuance of the Series 3 Notes (see note 7).

(5)	The fair value of the TRS is determined using the Company’s common share closing price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange (“TSX”).
Other financial assets and liabilities not measured at fair value
As at March 30, 2014 and December 29, 2013, the carrying values of Cash and cash equivalents and Restricted cash and cash equivalents approximated their fair values due to the short-term nature of these investments. The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	March 30, 2014			December 29, 2013
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Bearer deposit notes(1)	Level 2	$41,403	$41,403	Level 2	$41,403	$41,403
Notes receivable, net(2)	Level 3	$8,979	$8,979	Level 3	$9,114	$9,114
Series 1 Notes(3)	Level 2	$(318,726)	$(301,109)	Level 2	$(315,519)	$(301,196)
Series 2 Notes(3)	Level 2	$(469,544)	$(449,896)	Level 2	$(445,419)	$(449,892)
Series 3 Notes(3)	Level 2	$(449,874)	$(449,874)	n/a	$—	$—
Advertising fund term debt(4)	Level 3	$(28,931)	$(28,931)	Level 3	$(30,189)	$(30,189)
Other debt(5)	Level 3	$(132,389)	$(70,804)	Level 3	$(126,548)	$(69,794)
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

(3)	The fair value of the senior unsecured notes, using a market approach, is based on publicly disclosed trades between arm’s length institutions as documented on Bloomberg L.P.

(4)	Management estimates the fair value of this variable rate debt using a market approach, based on prevailing interest rates plus an applicable margin.

(5)
Management estimates the fair value of its Other debt, primarily consisting of contributions received related to the construction costs of certain restaurants, using an income approach, by discounting future cash flows using a Company risk-adjusted rate over the remaining term of the debt.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 9    DERIVATIVES

	As at
	March 30, 2014				December 29, 2013
	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$5,421	$(7)	$5,414	Accounts receivable, net	$4,181	$—	$4,181	Accounts receivable, net
Interest rate swap(2)	$—	$(207)	$(207)	Other long-term liabilities	$—	$(49)	$(49)	Other long-term liabilities
Interest rate forwards(3)	$—	$—	$—	n/a	$285	$—	$285	Accounts receivable, net
Derivatives not designated as hedging instruments
TRS(4)	$19,145	$—	$19,145	Other assets	$21,393	$—	$21,393	Other assets
________________

(1)	Notional value as at March 30, 2014 of $108.1 million (December 29, 2013: $154.0 million), with maturities ranging between April 2014 and December 2014; no associated cash collateral.

(2)	Notional value as at March 30, 2014 of $28.8 million (December 29, 2013: $30.0 million), with maturities through fiscal 2019; no associated cash collateral.

(3)	The interest rate forwards were settled in the first quarter of 2014 (notional amount at December 29, 2013: $90.0 million).

(4)
The notional value and associated cash collateral, in the form of bearer deposit notes (see note 8), was $41.4 million as at March 30, 2014 (December 29, 2013: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2019. The resulting gain or loss on the TRS is recorded in General and administrative expenses on the Condensed Consolidated Statement of Operations (see note 11).

		First quarter ended March 30, 2014			First quarter ended March 31, 2013
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$4,405	$(3,172)	$1,233	$3,273	$471	$3,744
Interest rate swap(3)	Interest (expense)	(211)	53	(158)	(501)	19	(482)
Interest rate forwards(4)	Interest (expense)	(5,136)	418	(4,718)	—	173	173
Total		(942)	(2,701)	(3,643)	2,772	663	3,435
Income tax effect	Income taxes	(1,116)	829	(287)	(862)	(130)	(992)
Net of income taxes		$(2,058)	$(1,872)	$(3,930)	$1,910	$533	$2,443
________________

(1)	Excludes amounts related to ineffectiveness, as they were not significant.

(2)	Other comprehensive income (“OCI”).

(3)	The Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt.

(4)	The Company entered into and settled interest rate forwards relating to the issuance of its long-term debt.
NOTE 10    COMMITMENTS AND CONTINGENCIES
In the first quarter of 2014, we entered into an agreement with a supplier requiring minimum purchase obligations, within the normal course of operations, of U.S. $115.8 million over the six-year term of the agreement.
The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition and earnings.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 11    STOCK-BASED COMPENSATION

	First quarter ended
	March 30, 2014	March 31, 2013
RSUs	$1,270	$1,102
Stock options and tandem SARs	(1,502)	5,075
Deferred share units (“DSUs”)	(14)	1,210
Total stock-based compensation expense	$(246)	$7,387
TRS (gain) loss(1)	$2,248	$(6,753)
________________

(1)
The Company has entered into TRS contracts as economic hedges, covering 1.0 million of the Company’s underlying common shares, which represents a portion of its outstanding stock options with tandem SARs, and substantially all of its cash obligation related to DSUs. See note 9 for the revaluation of the TRS contracts.

NOTE 12    VARIABLE INTEREST ENTITIES
VIEs for which the Company is the primary beneficiary

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	First quarter ended
	March 30, 2014			March 31, 2013
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$83,381	$—	$83,381	$86,760	$—	$86,760
Advertising levies	—	2,992	2,992	—	2,531	2,531
Total revenues	83,381	2,992	86,373	86,760	2,531	89,291
Cost of sales	81,613	—	81,613	85,866	—	85,866
Operating expenses	—	2,762	2,762	—	2,099	2,099
Operating income	1,768	230	1,998	894	432	1,326
Interest expense	—	230	230	—	432	432
Income before taxes	1,768	—	1,768	894	—	894
Income taxes	322	—	322	142	—	142
Net income attributable to noncontrolling interests	$1,446	$—	$1,446	$752	$—	$752
 ________________

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.

(2)
The advertising levies, depreciation, interest costs, capital expenditures and financing associated with the Ad Fund’s program to acquire and install LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (the “Expanded Menu Board Program”) are presented on a gross basis. Generally, the advertising levies that are not related to the Expanded Menu Board Program are netted with advertising and marketing expenses incurred by the advertising funds in operating expenses, as these contributions are designated for specific purposes. The Company acts as an agent with regard to these contributions.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	March 30, 2014		December 29, 2013
	Restaurant VIEs(1)	Advertising fund VIEs	Restaurant VIEs(1)	Advertising fund VIEs
Cash and cash equivalents	$7,895	$—	$7,773	$—
Advertising fund restricted assets – current	—	40,262	—	39,783
Other current assets	7,264	—	7,155	—
Property and equipment, net	20,735	67,567	20,471	70,485
Other long-term assets	112	1,181	370	1,271
Total assets	$36,006	$109,010	$35,769	$111,539
Notes payable to Tim Hortons Inc. – current(2)(3)	$13,488	$23,040	$13,689	$3,040
Advertising fund liabilities – current	—	39,759	—	59,913
Other current liabilities(4)	11,529	5,250	11,706	5,253
Notes payable to Tim Hortons Inc. – long-term(2)(3)	585	14,440	628	15,200
Long-term debt(4)	—	23,899	—	25,157
Other long-term liabilities	8,592	2,622	9,381	2,976
Total liabilities	34,194	109,010	35,404	111,539
Equity of VIEs	1,812	—	365	—
Total liabilities and equity	$36,006	$109,010	$35,769	$111,539
______________

(1)	The Company consolidated 331 non-owned restaurants as at March 30, 2014 (December 29, 2013: 331).

(2)
Various assets and liabilities are eliminated upon the consolidation of the Restaurant VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 4).

(3)
The Notes payable to the Company by the Advertising Fund VIEs, which are funded by the Restricted cash and cash equivalents related to our Tim Card program, are eliminated upon consolidation of the Ad Fund. In the first quarter of 2014, the Ad Fund drew $20.0 million on its revolving credit facility, which is funded by the Restricted cash and cash equivalents related to our Tim Card program, for purposes of the Expanded Menu Board Program.

(4)
Includes $28.9 million of debt with a Canadian financial institution relating to the Expanded Menu Board Program (December 29, 2013: $30.2 million), of which $5.0 million is recognized in Other current liabilities (December 29, 2013: $5.0 million) with the remainder recognized as Long-term debt.

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
NOTE 13    SEGMENT REPORTING
The Company operates exclusively in the quick service restaurant industry. The chief decision maker views and evaluates the Company’s reportable segments as follows:
Canadian and U.S. business units.The results of each of the Canadian and U.S. business units includes substantially all restaurant-facing activities, such as: (i) rents and royalties; (ii) product sales through our supply chain, as well as an allocation of supply chain income, driven primarily by the business units’ respective systemwide sales; (iii) franchise fees; (iv) corporate restaurants; (v) equity income related to restaurant operating ventures; and (vi) business-unit-related general and administrative expenses. The business units exclude the effect of consolidating VIEs, consistent with how the chief decision maker views and evaluates the respective business unit’s results.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

Corporate services. Corporate services comprises services to support the Canadian and U.S. business units, including: (i) general and administrative expenses; (ii) manufacturing income, and to a much lesser extent, manufacturing sales to third parties; and (iii) income related to our distribution services, including the timing of variances arising primarily from commodity costs and the related effect on pricing, which generally reverse within a year, associated with our supply chain management. Our supply chain management involves securing a stable source of supply, which is intended to provide our restaurant owners with consistent and predictable pricing. Many of these products are typically priced based on a fixed-dollar mark-up and can relate to a pricing period which may extend beyond a quarter. Corporate services also includes the results of our international operations, which are currently not significant.

	First quarter ended
	March 30, 2014	March 31, 2013
Revenues(1)
Canada	$623,185	$593,673
U.S.	51,175	44,448
Corporate services	5,669	4,125
Total reportable segments	680,029	642,246
VIEs	86,373	89,291
Total	$766,402	$731,537
Operating Income (Loss)
Canada	$153,466	$145,821
U.S.	4,357	910
Corporate services	(14,534)	(10,665)
Total reportable segments	143,289	136,066
VIEs	1,998	1,326
Corporate reorganization expenses	—	(9,475)
Consolidated Operating Income	145,287	127,917
Interest, Net	(15,699)	(7,735)
Income before income taxes	$129,588	$120,182
________________

(1)	There are no inter-segment revenues included in the above table.
Consolidated Sales comprise the following:

	First quarter ended
	March 30, 2014	March 31, 2013
Sales
Distribution sales	$452,353	$431,151
Company-operated restaurant sales	5,296	5,976
Sales from VIEs	83,381	86,760
Total Sales	$541,030	$523,887

TIM HORTONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2013 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2014, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended March 30, 2014 filed with the SEC and the CSA on May 7, 2014. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. These forward-looking statements include information regarding our future economic and sales performance, strategic plan, results and outlook based on current expectations, assumptions and information, including information about our restaurant development plans, same-store sales expectations, earnings performance, capitalization alternatives, targets and operational initiatives. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to Item 1A. “Risk Factors” in Part I of our Annual Report and set forth in our Safe Harbor Statement referred to below under “Safe Harbor Statement” and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.
Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at Company-operated restaurants, and franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”). Please refer to “Selected Operating and Financial Highlights” below for additional information.
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
Description of Business
The Company’s principal business is the franchising of Tim Hortons restaurants, primarily in Canada and the U.S. As the franchisor, Tim Hortons collects royalty revenue from franchised restaurant sales. Our business generates additional revenues by controlling the underlying real estate of our franchised restaurants; real estate that is not controlled by us is generally for our non-standard restaurants. We warehouse and distribute coffee and other beverages, non-perishable food, supplies, packaging and equipment to most system restaurants in Canada, and frozen, refrigerated and shelf-stable products to certain markets in Canada. Where we are not able to leverage our scale or create warehousing or transportation efficiencies, such as in the U.S. and in certain Canadian markets, we typically manage and control the supply chain, but use third-party warehousing and transportation. In addition, the Company has vertically integrated manufacturing operations which include two coffee roasting plants and a fondant and fills manufacturing facility.
Executive Overview
While the economic environment in which the quick service industry operates remains challenging, we achieved progression towards both our 2014 and strategic plan targets. Our systemwide sales grew by 5.1% in the first quarter of 2014, on a constant currency basis, driven by new restaurant development and same-store sales growth of 1.6% in Canada and 1.9% in the U.S. There was a slightly favourable impact on our same-store sales growth as a result of the timing of statutory holidays in the first quarter of 2014 compared to the first quarter of 2013. We believe that our same-store sales results were negatively impacted by more severe winter weather conditions in the first quarter of 2014 compared to the first quarter of 2013.
In the first quarter of 2014, same-store sales growth in Canada of 1.6% was driven by gains in average cheque resulting from favourable product mix and pricing, partially offset by a decline in same-store transactions. We continued to grow total systemwide transactions. Our same-store sales growth benefited from growth in the breakfast daypart, aided by the introduction of new products such as the Turkey Sausage Hot Breakfast Sandwich and our new Hash Brown, and growth in our take-home category, which continues to benefit from the recent introduction of our Tim Hortons RealCupTM product. In the fourth quarter of 2013, we announced the decision to remove the Cold Stone Creamery® brand from Tim Hortons restaurants in Canada. The de-branding activity is expected to be complete by the end of the second quarter of 2014.
In the U.S., same-store sales growth of 1.9% in the first quarter of 2014 was driven by gains in average cheque resulting from favourable product mix and pricing, partially offset by a decline in same-store transactions. We continued to grow total systemwide transactions. Similar to Canada, our same-store sales growth benefited from growth in the breakfast daypart, aided by the introduction of the Turkey Sausage Hot Breakfast Sandwich, as well as in our take-home category, which also continues to benefit from the recent introduction of our Tim Hortons RealCup product.
In March 2014, Tim Hortons Inc. raised $450.0 million in long-term debt through the issuance of Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”), which represented the final portion of the planned $900.0 million increase in our long-term debt. The funds raised have been used for general corporate purposes, including the expanded share repurchase program.
Operating income increased $17.4 million, or 13.6%, to $145.3 million in the first quarter of 2014, and adjusted operating income (refer to non-GAAP reconciliation), which excludes Corporate reorganization expenses, increased $7.9 million, or 5.7%. Growth in operating income was primarily driven by systemwide sales growth, resulting in an increase in rents and royalties and supply chain income, partially offset by the timing of expenses related to our CIBC Visa co-branded loyalty rewards credit card (the “Double DoubleTM Card”). The launch of our Double Double Card is expected to be cost-neutral on operating income over fiscal 2014.
Net income attributable to Tim Hortons Inc. increased $4.7 million, or 5.5%, to $90.9 million in the first quarter of 2014 compared to the first quarter of 2013, due primarily to higher operating income, as discussed above, partially offset by the effect of our recapitalization, resulting in higher interest expense and a higher effective tax rate.
Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased 16.9% to $0.66 in the first quarter of 2014, compared to $0.56 in the first quarter of 2013. In the first quarter of 2013, our EPS was negatively impacted by approximately $0.05 due to corporate reorganization expenses. Our expanded share repurchase program was a strong contributor to EPS growth, as we had, on average, 15.0 million, or 9.8%, fewer fully diluted common shares outstanding during the first quarter of 2014 compared to the first quarter of 2013. We completed our $1 billion targeted share repurchase program at the end of April 2014.
Selected Operating and Financial Highlights

	First quarter ended
($ in millions, except per share data)	March 30, 2014	March 31, 2013
Systemwide sales growth(1)(2)	5.1%	3.2%
Same-store sales growth (decline)(1)(3)
Canada	1.6%	(0.3)%
U.S.	1.9%	(0.5)%
Systemwide restaurants	4,524	4,288
Revenues	$766.4	$731.5
Operating income	$145.3	$127.9
Adjusted operating income(4)	$145.3	$137.4
Net income attributable to Tim Hortons Inc.	$90.9	$86.2
Diluted EPS	$0.66	$0.56
Weighted average number of common shares outstanding – Diluted (in millions)	138.6	153.5
________________

(1)
We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of our system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance.

(2)
Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 5.9% for the first quarter of 2014, and 3.2% for the first quarter of 2013.

(3)	Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months.

(4)
Adjusted operating income is a non-GAAP measure. See below for reconciliation of adjusting items used to calculate adjusted operating income. Management uses adjusted operating income to assist in the evaluation of year-over-year performance and believes that it will be helpful to investors to better evaluate underlying operational growth rates. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income may differ from similar measures reported by other companies. Adjusted operating income should not be considered a measure of income generated by our business. The reconciliation of operating income, a GAAP measure, to adjusted operating income, a non-GAAP measure, is set forth in the table below:

	First quarter ended		Change from prior year
	March 30, 2014	March 31, 2013	Dollars	Percentage
	(in millions)
Operating income	$145.3	$127.9	$17.4	13.6%
Add: Corporate reorganization expenses	—	9.5	(9.5)	n/m
Adjusted operating income	$145.3	$137.4	$7.9	5.7%
________________
All numbers rounded
n/m    Not meaningful
New Restaurant Development
The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth in the table below is a summary of restaurant openings and closures:

	First quarter ended March 30, 2014			First quarter ended March 31, 2013
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	19	4	23	22	2	24
Restaurants closed	(1)	—	(1)	(7)	—	(7)
Net change	18	4	22	15	2	17
U.S.
Restaurants opened	11	—	11	7	1	8
Restaurants closed	—	—	—	(4)	—	(4)
Net change	11	—	11	3	1	4
International (GCC)
Restaurants opened	6	—	6	3	—	3
Total Company
Restaurants opened	36	4	40	32	3	35
Restaurants closed	(1)	—	(1)	(11)	—	(11)
Net change	35	4	39	21	3	24
The Company had 255 primarily licensed locations in the Republic of Ireland and in the United Kingdom as at March 30, 2014, compared to 246 locations as at March 31, 2013, which are not included in our new restaurant development or systemwide restaurant count, as these locations operate on a significantly different business model compared to our North American and other international operations.
We have certain rights to use licenses in the U.S., within Tim Hortons locations, to operate Cold Stone Creamery ice cream and frozen confection retail outlets. We had 112 U.S. co-branded locations as at March 30, 2014, compared to 110 locations as at March 31, 2013. The decision to remove Cold Stone Creamery from Canadian locations does not affect our U.S. Cold Stone Creamery co-branded operations, as the nature of the business, and the support required by the Company, is significantly different than in Canada.

Systemwide Restaurant Count

	As at
	March 30, 2014	December 29, 2013	March 31, 2013
Canada
Company-operated	16	14	15
Franchised – standard and non-standard	3,455	3,440	3,312
Franchised – self-serve kiosk	139	134	126
Total	3,610	3,588	3,453
% Franchised	99.6%	99.6%	99.6%
U.S.
Company-operated	1	2	2
Franchised – standard and non-standard	688	676	626
Franchised – self-serve kiosks	181	181	180
Total	870	859	808
% Franchised	99.9%	99.8%	99.8%
International (GCC)
Franchised – standard and non-standard	44	38	27
% Franchised	100.0%	100.0%	100.0%
Total system
Company-operated	17	16	17
Franchised – standard and non-standard	4,187	4,154	3,965
Franchised – self-serve kiosks	320	315	306
Total	4,524	4,485	4,288
% Franchised	99.6%	99.6%	99.6%
Segment Operating Income
Our segments consist of the Canadian and U.S. business units, and Corporate Services (see Item 1. Financial Statements—Note 13 Segment Reporting for further information).

	First quarter ended March 30, 2014	% of Total Revenues	First quarter ended March 31, 2013	% of Total Revenues	Change
					Dollars	Percentage
	($ in thousands)
Operating Income (Loss)
Canada	$153,466	20.0%	$145,821	19.9%	$7,645	5.2%
U.S.	4,357	0.6%	910	0.1%	3,447	n/m
Corporate services	(14,534)	(1.9)%	(10,665)	(1.5)%	(3,869)	36.3%
Reportable segment operating income	143,289	18.7%	136,066	18.6%	7,223	5.3%
Variable Interest Entities (“VIEs”)	1,998	0.3%	1,326	0.2%	672	50.7%
Corporate reorganization expenses	—	—%	(9,475)	(1.3)%	9,475	n/m
Consolidated Operating Income	$145,287	19.0%	$127,917	17.5%	$17,370	13.6%
________________
All numbers rounded
n/m    Not meaningful

Canada
Operating income was $153.5 million in the first quarter of 2014, an increase of $7.6 million, or 5.2%, compared to the first quarter of 2013. Systemwide sales growth of 4.6%, driven by the incremental sales of new restaurants year-over-year and same-store sales growth of 1.6%, resulted in higher rents and royalties income and a higher allocation of supply chain income. Rents and royalties income also benefited from lower support costs related to property maintenance year-over-year. Partially offsetting this growth was the timing of approximately $3.1 million of expenses related to the launch of our Double Double Card, which is expected to be cost-neutral over fiscal 2014. The introduction of our Double Double Card is in line with our strategy to implement technological innovation that will help directly connect our guests with our brand.
Same-store sales growth in the first quarter of 2014 was driven by gains in average cheque resulting from favourable product mix and pricing, partially offset by same-store transaction declines. We continued to grow total systemwide transactions. In Canada, the increase in average cheque was aided by new products in the breakfast daypart such as the Turkey Sausage Hot Breakfast Sandwich, and our new Hash Brown, and the take-home category. Towards the end of the first quarter of 2014, we introduced our Crispy Chicken Sandwich, which proved very popular with our guests.
We opened 23 restaurants, comprised primarily of full-serve standard and non-standard franchised restaurants, and closed one in the first quarter of 2014, as compared to opening 24 restaurants and closing seven in the first quarter of 2013.
U.S.
Operating income was $4.4 million in the first quarter of 2014, an increase of $3.4 million compared to the first quarter of 2013. Systemwide sales growth of 7.9% was driven by incremental sales from the addition of new restaurants, and same-store sales growth of 1.9%. Systemwide sales growth led to growth in rents and royalties income and a higher allocation of supply chain income. Rents and royalties also benefited from lower relief from restaurants open 13 months or more. The weakening of the Canadian dollar relative to the U.S. dollar also had a slight favourable impact on U.S. operating income growth.
In the first quarter of 2014, same-store sales growth was driven by gains in average cheque resulting from favourable product mix and pricing, partially offset by same-store transaction declines. We continued to grow total systemwide transactions. We noted continued growth in our breakfast daypart, aided by new product introductions, and our take-home category, in particular, our single-serve product. In the first quarter of 2014, we opened 11 restaurants, as compared to opening eight restaurants and closing four in the first quarter of 2013.
We continue to focus on increasing our returns in the U.S. segment. In the first quarter of 2014, consistent with our strategic plan, we signed three Area Development Agreements in St. Louis, Missouri; Youngstown, Ohio; and Fort Wayne, Indiana; to develop a combination of approximately 80 standard and non-standard restaurants over the next five years.
Corporate services
Our Corporate services segment had an operating loss of $14.5 million in the first quarter of 2014, compared to an operating loss of $10.7 million in the first quarter of 2013. The primary driver of the increased operating loss was unfavourable product margins in our supply chain recognized in the first quarter of 2014 compared to favourable product margins recognized in the first quarter of 2013. We expect product margin variability to generally reverse within the fiscal year, although timing differences can result quarter-over-quarter.

Results of Operations

	First quarter ended March 30, 2014	% of Total Revenues	First quarter ended March 31, 2013	% of Total Revenues	Change(1)
					Dollars	Percentage
	($ in thousands)
Revenues
Sales	$541,030	70.6%	$523,887	71.6%	$17,143	3.3%
Franchise revenues:
Rents and royalties(2)	199,509	26.0%	187,454	25.6%	12,055	6.4%
Franchise fees	25,863	3.4%	20,196	2.8%	5,667	28.1%
	225,372	29.4%	207,650	28.4%	17,722	8.5%
Total revenues	766,402	100.0%	731,537	100.0%	34,865	4.8%
Costs and expenses
Cost of sales	473,583	61.8%	461,354	63.1%	12,229	2.7%
Operating expenses	81,258	10.6%	75,733	10.4%	5,525	7.3%
Franchise fee costs	27,683	3.6%	22,552	3.1%	5,131	22.8%
General and administrative expenses	39,219	5.1%	38,668	5.3%	551	1.4%
Equity (income)	(3,346)	(0.4)%	(3,349)	(0.5)%	3	(0.1)%
Corporate reorganization expenses	—	—%	9,475	1.3%	(9,475)	n/m
Other expense (income), net	2,718	0.4%	(813)	(0.1)%	3,531	n/m
Total costs and expenses, net	621,115	81.0%	603,620	82.5%	17,495	2.9%
Operating income	145,287	19.0%	127,917	17.5%	17,370	13.6%
Interest (expense)	(16,676)	(2.2)%	(8,663)	(1.2)%	(8,013)	n/m
Interest income	977	0.1%	928	0.1%	49	5.3%
Income before income taxes	129,588	16.9%	120,182	16.4%	9,406	7.8%
Income taxes	37,233	4.9%	33,259	4.5%	3,974	11.9%
Net income	92,355	12.1%	86,923	11.9%	5,432	6.2%
Net income attributable to noncontrolling interests	1,446	0.2%	752	0.1%	694	n/m
Net income attributable to Tim Hortons Inc.	$90,909	11.9%	$86,171	11.8%	$4,738	5.5%
______________
n/m    Not meaningful

(1)
The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. The weakening of the Canadian dollar relative to the U.S. dollar in the first quarter of 2014 did not have a significant impact on operating income.

(2)
Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and advertising levies of $3.0 million and $2.5 million in the first quarter of 2014 and 2013, respectively, primarily associated with the Tim Hortons Advertising and Promotion Fund (Canada) Inc.’s (“Ad Fund”) program to acquire LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”). Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Condensed Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	First quarter ended
	March 30, 2014	March 31, 2013
Franchised restaurant sales	(in thousands)
Canada (Canadian dollars)	$1,473,757	$1,408,454
U.S. (U.S. dollars)	$148,234	$137,169

Unless otherwise noted, the amounts noted in the following discussion are in Canadian dollars.
Revenues
Sales
Distribution sales. Distribution sales were $452.4 million in the first quarter of 2014, compared to $431.2 million in the first quarter of 2013. The increase of $21.2 million, or 4.9%, was driven by systemwide sales growth, which contributed approximately $19.0 million of the increase. The weakening of the Canadian dollar relative to the U.S. dollar increased distribution sales by approximately 0.6%.
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
Company-operated restaurant sales. Company-operated restaurant sales were $5.3 million in the first quarter of 2014, a decrease of $0.7 million compared to the first quarter of 2013, primarily due to the decrease, on average, of four Company-operated restaurants.
Variable interest entities’ sales. VIEs’ sales were $83.4 million in the first quarter of 2014, a decrease of 3.9% compared to the first quarter of 2013. The decrease was primarily driven by the decrease in the average number of consolidated Non-owned restaurants, partially offset by the weakening of the Canadian dollar relative to the U.S. dollar, which increased VIEs’ sales by 4.0%. The following table outlines the number of consolidated Non-owned restaurants, on average, and in each respective period:

	First quarter ended		As at
	March 30, 2014	March 31, 2013	March 30, 2014	December 29, 2013
	Average
Canada	105	122	107	106
U.S.	224	236	224	225
Total	329	358	331	331

Franchise Revenues
Rents and Royalties. Revenue from rents and royalties was $199.5 million in the first quarter of 2014, as compared to $187.5 million in the first quarter of 2013, an increase of $12.1 million, or 6.4%. Rents and royalties growth was driven primarily by systemwide sales growth, which contributed approximately $9.4 million, or 5.0%, of the increase. In addition, we had, on average, 29 fewer consolidated Non-owned restaurants, which contributed approximately 0.5% growth in rents and royalties revenues. The weakening of the Canadian dollar relative to the U.S. dollar increased rents and royalties by 0.6%.
Franchise Fees. Franchise fees were $25.9 million in the first quarter of 2014, increasing $5.7 million, or 28.1%, from the first quarter of 2013. The increase in franchise fees was due to an increase in franchised standard restaurant openings in the first quarter of 2014 compared to the first quarter of 2013. The weakening of the Canadian dollar relative to the U.S. dollar increased franchise fees by 2.7%.
Total Costs and Expenses
Cost of Sales
Distribution cost of sales. Distribution cost of sales was $394.0 million in the first quarter of 2014, compared to $375.6 million in the first quarter of 2013. The increase of $18.4 million, or 4.9%, was driven by systemwide sales growth, which contributed approximately $16.8 million of the increase. The weakening of the Canadian dollar relative to the U.S. dollar increased distribution cost of sales by 0.6%.

Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other product costs (see Revenues—Sales—Distribution Sales above for further information).
Company-operated restaurants’ cost of sales. Cost of sales for our Company-operated restaurants was $5.6 million in the first quarter of 2014, decreasing $1.4 million compared to the first quarter of 2013, primarily due the decrease, on average, of four company-operated restaurants.
Variable interest entities’ cost of sales. VIEs’ cost of sales was $74.0 million in the first quarter of 2014, a decrease of $4.8 million, or 6.1%, compared to the first quarter of 2013. The decrease was primarily driven by the decrease in the average number of consolidated Non-owned restaurants (see Revenues—Sales—Variable interest entities’ sales above), partially offset by the weakening of the Canadian dollar relative to the U.S. dollar, which increased VIEs’ cost of sales by 4.2%.
Operating Expenses
Total operating expenses were $81.3 million in the first quarter of 2014, increasing $5.5 million, or 7.3%, compared to the first quarter of 2013. Property-related depreciation expense increased by $3.5 million, due to both an increase in the number of properties either owned or leased, and then subleased to restaurant owners, and renovations to existing restaurants. Rent expense increased by $3.3 million year-over-year, primarily due to 153 additional properties that were leased and then subleased to restaurant owners. These increases were offset by the timing of support costs related to property maintenance, which were lower year-over-year. The weakening of the Canadian dollar relative to the U.S. dollar increased operating expenses by 1.4%.
We anticipate the growth in operating expenses to increase over the course of fiscal 2014, due to increased rent and depreciation related to new restaurant openings, and increased depreciation related to renovations.
Franchise Fee Costs
Franchise fee costs were $27.7 million in the first quarter of 2014, an increase of $5.1 million, or 22.8%, compared to the first quarter of 2013. The increase in franchise fee costs was due to the increase in franchised standard restaurant development in the first quarter of 2014 compared to the first quarter of 2013, in line with the growth in franchise fee sales. The weakening of the Canadian dollar relative to the U.S. dollar increased franchise fee costs by 2.5%.
General and Administrative Expenses
General and administrative expenses were flat to prior year, as increased salaries and benefits resulting from stock option variability and fewer vacancies in the organization in the first quarter of 2014 compared to the first quarter of 2013, were offset by the reversal of performance-related accruals related to fiscal 2013. In addition, we had lower Cold Stone Creamery related general and administrative expenses. The weakening of the Canadian dollar relative to the U.S. dollar increased general and administrative expenses by 1.4%.
We anticipate general and administrative expenses to increase over fiscal 2014, as vacancies resulting from the Corporate Reorganization were filled over the course of fiscal 2013.
Corporate Reorganization Expenses
We completed the realignment of roles and responsibilities at the end of the first quarter of 2013, and recognized $9.5 million in Corporate reorganization expenses, including CEO transition costs, in the first quarter of 2013 (please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report for a full description).
Other Expense (Income), net
The Company had $2.7 million of other expense, net in the first quarter of 2014, compared to other income of $0.8 million in the first quarter of 2013. In the first quarter of 2014, other expense, net, includes expenses of $3.1 million associated with the launch of our Double Double Card, which is expected to launch in the second quarter of 2014. We expect the launch of the Double Double Card to be cost-neutral over fiscal 2014.
Interest Expense
Total interest expense was $16.7 million and $8.7 million in the first quarters of 2014 and 2013, respectively. The increase was primarily related to the increase in our long-term debt and short-term borrowings. We anticipate that our total interest expense will continue to increase over fiscal 2014 due to the overall increase in our outstanding long-term debt (see Liquidity and Capital Resources for further information).

Income Taxes
The effective income tax rate was 28.7% for the first quarter of 2014, compared to 27.7% for the first quarter of 2013. The increase in the effective income tax rate is primarily due to an increase in costs related to the Company’s new long-term debt, for which a full tax benefit has not been recognized.
During the quarter, there have been no significant developments related to the Canada Revenue Agency matters discussed in our 2013 Annual Report filed on Form 10-K.
Liquidity and Capital Resources
Overview
Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has for the most part self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. The increase in our long-term debt incurred during the most recent fiscal quarter was used for the retirement of our 364-day $400.0 million Revolving Bank Facility (the “2013 Revolving Bank Facility”), and for general corporate purposes, including share repurchases. Our U.S. operations have historically been a net user of cash given investment plans and stage of growth, although we expect that the U.S. operations will begin to contribute positively to our cash flow in fiscal 2014. Our $250.0 million revolving bank facility provides an additional source of liquidity (see Credit Facilities below for additional information). We believe that we will continue to generate adequate operating cash flows to fund both our capital expenditures and our expected debt service requirements over the next 12 months.
In March 2014, Tim Hortons Inc. (the “Borrower”) raised $450.0 million in long-term debt through the issuance of the Series 3 Notes, due April 1, 2019. The Series 3 Notes were offered on a private placement basis for total net proceeds of $449.9 million, including a discount of $0.1 million. The Series 3 Notes bear a fixed interest coupon of 2.85% with interest payable in semi-annual installments, in arrears, which will commence on October 1, 2014. The Series 3 Notes are redeemable, at the Borrower’s option, at any time, upon not less than 30 days’ and not more than 60 days’ notice, at a redemption price equal to the greater of: (i) a price calculated to provide a yield to maturity (from the redemption date) equal to the yield on a non-callable government of Canada bond with a maturity equal to, or as close as possible to, the remaining term to maturity of the Series 3 Notes, plus 0.285%; and (ii) par, together, in each case, with accrued and unpaid interest, if any, to the date fixed for redemption. In the event of a change of control, which, for the Series 3 Notes, includes a change in the majority of the directors on the Board, and a resulting rating downgrade to below investment grade, the Borrower will be required to make an offer to repurchase the Series 3 Notes at a redemption price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. See Item 1. Financial Statements—Note 7 Long-term Debt for further information.
We regularly assess capital structure, and seek to identify opportunities to generate value for shareholders. Since the third quarter of 2013, our outstanding long-term debt has increased by $900.0 million, which was used for the retirement of the 2013 Revolving Bank Facility, and general corporate purposes, including share repurchases. The accretive benefits to EPS of our planned heightened share repurchases are expected to more than offset the after-tax cost of our interest expense that results from increasing the amount of our debt to fund such repurchases. Under our current structure, increasing our debt levels substantially beyond $900.0 million to repurchase shares could result in further increases in the effective tax rate resulting from incurring additional interest expense for which we may not receive a tax benefit, and/or increases in income or withholding taxes on distributions from our Canadian operating company to our parent corporation. Addressing constraints in our capital structure is an important consideration to maintaining our effective tax rate over the longer term, although there can be no assurance that we will be able to address these constraints in a timely or tax efficient manner. Our inability to address these constraints in a timely or efficient manner could negatively affect our projected results, future operations, and financial condition.
If additional funds are needed for strategic initiatives or other corporate purposes beyond those currently available, we believe that, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will also be limited by our financial and other covenants under our $250.0 million revolving bank facility (see Credit Facilities below for additional information). Our Senior Unsecured Notes, Series 1, due June 1, 2017, Senior Unsecured Notes, Series 2, due December 1, 2023, and Series 3 Notes are not subject to any financial covenants; however, contain certain other covenants. Any additional borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.
When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at March 30, 2014, we had approximately $1.4 billion in long-term debt and capital leases (excluding current portion) on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program.
Credit Facilities
We have a $250.0 million unsecured senior revolving facility credit agreement (the “Revolving Bank Facility”), which we expect to be used for general corporate purposes, including potential acquisitions and other business purposes. The Revolving Bank Facility includes a $25.0 million overdraft availability and a $25.0 million letter of credit facility. At March 30, 2014, we had utilized $5.2 million of the Revolving Bank Facility to support standby letters of credit. The Revolving Bank Facility requires the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at March 30, 2014.
A portion of the proceeds from the Series 3 Notes were used to settle the outstanding balance of the 2013 Revolving Bank Facility, which had been used for general corporate purposes, including share repurchases. The settlement automatically retired the repaid balance and any undrawn amounts under the 2013 Revolving Bank Facility on the settlement date. On March 30, 2014, there was $35.0 million outstanding, which was repaid in April 2014, resulting in the retirement of the remaining 2013 Revolving Bank Facility.
Common Shares
Our outstanding share capital is comprised solely of common shares. An unlimited number of common shares, without par value, is authorized, and as at March 30, 2014, we had 136,273,708 common shares outstanding, and outstanding stock options with tandem stock appreciation rights held by current and former officers and employees to acquire 1,139,813 of our common shares pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 517,942 were exercisable.
Comparative Cash Flows
Operating Activities. Net cash provided from operating activities in the first quarter of 2014 was $80.4 million compared to $48.2 million in the first quarter of 2013, an increase of $32.2 million. The increase was largely due to a net decrease in working capital requirements in the first quarter of 2014 compared to the first quarter of 2013, primarily driven by the timing of statutory holidays in the comparative quarter.
Investing Activities. Net cash used in investing activities was $57.4 million in the first quarter of 2014 compared to $48.6 million in the first quarter of 2013, an increase of $8.8 million. The increase year-over-year is primarily due to increased capital expenditures at existing restaurants, driven by the increase in our renovations year-over-year. Capital expenditures are typically the largest ongoing component of our investing activities and include expenditures for new restaurants, improvements to existing restaurants, and other corporate capital needs. Below is a summary of our capital expenditures:

	First quarter ended
	March 30, 2014	March 31, 2013
	(in millions)
Capital expenditures(1)
New restaurants	$19.1	$22.9
Existing restaurants(2)	31.6	19.0
Other capital expenditures(3)	6.0	5.6
Total capital expenditures	$56.7	$47.5
________________
All numbers rounded.

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.

(2)	The increase in capital expenditures related to existing restaurants was primarily driven by an increase in renovations completed in the fourth quarter of 2013, but paid in the first quarter of 2014.

(3)	Related primarily to our distribution facilities, and other corporate needs.

Capital expenditures for each of our reportable segments was as follows:

	First quarter ended
	March 30, 2014	March 31, 2013
	(in millions)
Canada	$44.4	$30.3
U.S.	7.1	15.4
Corporate Services	$5.2	$1.8
Total capital expenditures	$56.7	$47.5
Financing Activities. Financing activities provided cash of $104.3 million in the first quarter of 2014 compared to using cash $45.8 million in the first quarter of 2013, a change of $150.1 million. The primary source of cash was the net proceeds from the Series 3 Notes of $448.3 million, partially offset by an additional $307.6 million returned to shareholders in the form of common share repurchases and dividends paid in the first quarter of 2014 compared to the first quarter of 2013.
Off-Balance Sheet Arrangements
We did not have “off-balance sheet” arrangements as at March 30, 2014 or December 29, 2013.
Contractual Obligations
In the first quarter of 2014, we issued Series 3 Notes of $450.0 million (see Liquidity and Capital Resources for further information). We also entered into an agreement with one of our suppliers requiring minimum purchase obligations, within the normal course of operations, of U.S. $115.8 million over the six-year term of the agreement. Other than these exceptions, our contractual obligations have not changed significantly since December 29, 2013.
Commodity and Other Considerations
Coffee, a key commodity, has recently experienced an increase in price. Increases and decreases in commodity costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset any rises in commodity prices, subject to restaurant owner and guest acceptance. Notwithstanding the foregoing, while it is not our current practice, we may choose not to pass along all price increases to our restaurant owners, which could have a more significant effect on our business and results of operations than if we pass along all increases to our restaurant owners. Although we generally secure commitments for most of our key commodities for a six-month period, we have longer commitments in place for coffee given current market conditions. However, we may experience price increases when purchasing at the end of current commitments.
A substantial portion of our earnings come from royalties, rents, and other amounts paid by restaurant owners, who operated substantially all of our restaurants at March 30, 2014. Accordingly, our financial results are, to a large extent, dependent upon the operational and financial success of our restaurant owners. Some of our Canadian restaurant owners make use of the Temporary Foreign Worker Program (“TFWP”), particularly in Western Canada. The impact on our restaurant owners of the recent moratorium on the food service sector’s access to the TFWP is currently uncertain.
For a full description of the related risk factors, please refer to Item 1A. Risk Factors of our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than as noted above, there are no material changes to our exposure to various foreign exchange, commodity, interest rate, and inflationary risks as reported in our Annual Report.
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

(b)
There has been no change in our internal control over financial reporting during the last fiscal quarter which has been identified in connection with Management’s evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange

Act, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition and earnings.
ITEM 1A.     RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2013 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the 2013 Program(3)	(e) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the 2014 Program (Cdn) (4)
Monthly Period #1 (December 30, 2013 – February 2, 2014)	2,945,000	60.93	2,945,000	218,702	$—
Monthly Period #2 (February 3, 2014 – March 2, 2014)	218,702	57.72	218,702	—	440,000,000
Monthly Period #3 (March 3, 2014 – March 30, 2014)	1,891,600	58.84	1,891,600	—	328,706,115
Total	5,055,302	60.01	5,055,302	—	$328,706,115
________________

(1)	Based on settlement date.

(2)	Inclusive of commissions paid to the broker to repurchase the common shares.

(3)
On February 21, 2013, we announced we obtained regulatory approval from the TSX to commence a new share repurchase program (“2013 Program”), not to exceed the regulatory maximum of 15,239,531 shares, representing 10% of our public float as of February 14, 2013, as defined under the TSX rules, or $250.0 million in the aggregate. On August 8, 2013, the Company obtained regulatory approval to amend the 2013 Program to remove the former maximum dollar cap of $250.0 million. The 2013 Program began on February 26, 2013 and was completed on February 3, 2014, as the 15,239,531 total share repurchase limit was reached. The common shares purchased under the 2013 Program were cancelled.

(4)
On February 20, 2014, we announced we obtained regulatory approval from the TSX to commence a new share repurchase program (“2014 Program”), authorizing the repurchase of $440.0 million in common shares, not to exceed the regulatory maximum of 13,726,219 shares, representing 10% of our public float as defined under the TSX rules. The 2014 Program commenced February 28, 2014 and is due to terminate on February 27, 2015, or earlier if the $440.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2014 Program will be cancelled. The 2014 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2014 Program.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURE
None.
ITEM 5.    OTHER INFORMATION

The Board of Directors has approved the Amended and Restated Personal Supplemental Executive Retirement Savings Plan. As a result of recent amendments, the Amended and Restated Personal Supplemental Executive Retirement Savings Plan (i) allows for immediate vesting of Company contributions, (ii) includes change of control provisions that are aligned with those found in other agreements of the Company, (iii) permits a distribution of assets in the event of marriage breakdown, consistent with the defined contribution pension plan of the Company and applicable laws, and (iv) has been updated to address certain administrative and regulatory matters.
The foregoing is a summary of the amendments. Reference should be made to the full text of the Amended and Restated Personal Supplemental Executive Retirement Savings Plan, which is attached hereto as Exhibit 10(a) to this Quarterly Report on Form 10-Q.
ITEM 6.    EXHIBITS
See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date:	May 7, 2014	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit	Description	Where found

10(a)	Amended and Restated Personal Supplemental Executive Retirement Savings Plan, effective May 6, 2014	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”