Form 10-Q
period 2014-06-29
Tim Hortons Inc.
filed 2014-08-06
CIK 1345111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
 FORM 10-Q
  _________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common shares	132,817,871 shares

TIM HORTONS INC. AND SUBSIDIARIES
On August 1, 2014, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.9159 for Cdn$1.00.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues
Sales (note 13)	$613,829	$568,562	$1,154,859	$1,092,449
Franchise revenues
Rents and royalties	224,953	209,289	424,462	396,743
Franchise fees	35,565	22,288	61,428	42,484
	260,518	231,577	485,890	439,227
Total revenues	874,347	800,139	1,640,749	1,531,676
Costs and expenses
Cost of sales	527,132	489,092	1,000,715	950,446
Operating expenses	84,411	76,986	165,669	152,719
Franchise fee costs	34,906	23,326	62,589	45,878
General and administrative expenses	40,241	38,038	79,460	76,706
Equity (income)	(3,975)	(3,916)	(7,321)	(7,265)
Corporate reorganization expenses	—	604	—	10,079
Other (income) expense, net	(735)	(570)	1,983	(1,383)
Total costs and expenses, net	681,980	623,560	1,303,095	1,227,180
Operating income	192,367	176,579	337,654	304,496
Interest (expense)	(18,648)	(8,922)	(35,324)	(17,585)
Interest income	1,138	791	2,115	1,719
Income before income taxes	174,857	168,448	304,445	288,630
Income taxes (note 2)	49,425	43,886	86,658	77,145
Net income	125,432	124,562	217,787	211,485
Net income attributable to noncontrolling interests (note 12)	1,682	826	3,128	1,578
Net income attributable to Tim Hortons Inc.	$123,750	$123,736	$214,659	$209,907
Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.92	$0.81	$1.58	$1.38
Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.92	$0.81	$1.57	$1.37
Weighted average number of common shares outstanding (in thousands) – Basic (note 3)	133,899	152,083	136,007	152,597
Weighted average number of common shares outstanding (in thousands) – Diluted (note 3)	134,367	152,637	136,477	153,133
Dividends per common share	$0.32	$0.26	$0.64	$0.52
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands of Canadian dollars)

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$125,432	$124,562	$217,787	$211,485
Other comprehensive income
Translation adjustments (loss) gain	(17,765)	15,205	(2,830)	23,382
Unrealized gains (losses) from cash flow hedges (note 9)
(Loss) gain from change in fair value of derivatives	(4,968)	5,307	(5,910)	8,079
Amount of net (gain) loss reclassified to earnings during the period	(999)	378	(3,700)	1,041
Tax recovery (expense) (note 9)	1,763	(1,333)	1,476	(2,325)
Other comprehensive (loss) income	(21,969)	19,557	(10,964)	30,177
Comprehensive income	103,463	144,119	206,823	241,662
Comprehensive income attributable to noncontrolling interests	1,682	826	3,128	1,578
Comprehensive income attributable to Tim Hortons Inc.	$101,781	$143,293	$203,695	$240,084
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	As at
	June 29, 2014	December 29, 2013
Assets
Current assets
Cash and cash equivalents	$25,087	$50,414
Restricted cash and cash equivalents (note 6)	85,926	155,006
Accounts receivable, net	220,157	210,664
Notes receivable, net (note 4)	7,619	4,631
Deferred income taxes	9,985	10,165
Inventories and other, net (note 5)	117,776	104,326
Advertising fund restricted assets (note 12)	39,078	39,783
Total current assets	505,628	574,989
Property and equipment, net	1,681,010	1,685,043
Notes receivable, net (note 4)	598	4,483
Deferred income taxes	11,693	11,018
Equity investments	40,372	40,738
Other assets	117,452	117,552
Total assets	$2,356,753	$2,433,823
Liabilities and equity
Current liabilities
Accounts payable (note 6)	$171,118	$204,514
Tim Card obligation (note 6)	128,517	184,443
Accrued liabilities (note 6)	65,835	89,565
Advertising fund liabilities (note 12)	38,782	59,912
Short-term borrowings	15,000	30,000
Current portion of long-term obligations	18,336	17,782
Total current liabilities	437,588	586,216
Long-term obligations
Long-term debt (note 7)	1,293,035	843,020
Capital leases	125,048	121,049
Deferred income taxes	8,123	9,929
Other long-term liabilities	108,557	112,090
Total long-term obligations	1,534,763	1,086,088
Commitments and contingencies (note 10)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares. Issued: 133,126,058 and 141,329,010 shares, respectively	377,442	400,738
Common shares held in Trust, at cost: 329,089 and 293,816 shares, respectively	(15,422)	(12,924)
Contributed surplus	11,914	11,033
Retained earnings	131,926	474,409
Accumulated other comprehensive loss	(123,066)	(112,102)
Total equity of Tim Hortons Inc.	382,794	761,154
Noncontrolling interests (note 12)	1,608	365
Total equity	384,402	761,519
Total liabilities and equity	$2,356,753	$2,433,823
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands of Canadian dollars)

	Year-to-date period ended
	June 29, 2014	June 30, 2013
Cash flows provided from (used in) operating activities
Net income	$217,787	$211,485
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	79,774	72,368
Stock-based compensation expense (note 11)	886	12,535
Deferred income taxes	2,149	(2,539)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	69,141	46,356
Accounts receivable	(16,667)	(8,254)
Inventories and other	(13,593)	(5,218)
Accounts payable and accrued liabilities	(81,678)	(75,262)
Taxes	(9,230)	4,144
Settlement of interest rate forwards	(4,851)	—
Deposit with tax authorities	(1,721)	—
Other	(14,274)	2,714
Net cash provided from operating activities	227,723	258,329
Cash flows (used in) provided from investing activities
Capital expenditures	(94,442)	(88,272)
Capital expenditures – Advertising fund	(4,438)	(5,224)
Other investing activities	3,038	6,125
Net cash (used in) investing activities	(95,842)	(87,371)
Cash flows (used in) provided from financing activities
Repurchase of common shares	(493,476)	(113,803)
Dividend payments to common shareholders	(86,910)	(79,348)
Net proceeds from issuance of debt	448,299	—
Short-term (repayments) borrowings, net	(15,000)	—
Principal payments on long-term debt obligations	(8,280)	(8,543)
Other financing activities	(1,980)	(5,001)
Net cash (used in) financing activities	(157,347)	(206,695)
Effect of exchange rate changes on cash	139	2,201
(Decrease) in cash and cash equivalents	(25,327)	(33,536)
Cash and cash equivalents at beginning of period	50,414	120,139
Cash and cash equivalents at end of period	$25,087	$86,603

Supplemental disclosures of cash flow information:
Interest paid	$30,712	$17,131
Income taxes paid	$102,946	$77,540
Non-cash investing and financing activities:
Capital lease obligations incurred	$14,173	$19,219
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust				AOCI(1)
					Contributed Surplus	Retained Earnings	Translation Adjustment	Cash Flow Hedges	Total Equity THI	NCI(2)	Total Equity
	Number	$	Number	$	$	$	$	$	$	$	$
Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Repurchase of common shares(3)	(12,076)	(34,295)	(43)	(2,453)	—	(686,243)	—	—	(722,991)	—	(722,991)
Disbursed or sold from the Trust(4)	—	—	66	2,885	—	—	—	—	2,885	—	2,885
Stock-based compensation	—	—	—	—	63	(712)	—	—	(649)	—	(649)
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	31,333	(2,407)	28,926	—	28,926
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)
NCI transactions	—	—	—	—	—	(483)	—	—	(483)	483	—
Net income	—	—	—	—	—	424,369	—	—	424,369	4,280	428,649
Dividends and distributions, net	—	—	—	—	—	(156,141)	—	—	(156,141)	(7,251)	(163,392)
Balance as at December 29, 2013	141,329	$400,738	(294)	$(12,924)	$11,033	$474,409	$(104,105)	$(7,997)	$761,154	$365	$761,519
Repurchase of common shares(3)(6)	(8,203)	(23,296)	(59)	(3,548)	—	(470,178)	—	—	(497,022)	—	(497,022)
Disbursed or sold from the Trust(4)	—	—	24	1,050	—	—	—	—	1,050	—	1,050
Stock-based compensation	—	—	—	—	881	215	—	—	1,096	—	1,096
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	(2,830)	(5,705)	(8,535)	—	(8,535)
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(2,429)	(2,429)	—	(2,429)
NCI transactions	—	—	—	—	—	(269)	—	—	(269)	269	—
Net income	—	—	—	—	—	214,659	—	—	214,659	3,128	217,787
Dividends and distributions, net	—	—	—	—	—	(86,910)	—	—	(86,910)	(2,154)	(89,064)
Balance as at June 29, 2014	133,126	$377,442	(329)	$(15,422)	$11,914	$131,926	$(106,935)	$(16,131)	$382,794	$1,608	$384,402
________________

(1)	Accumulated other comprehensive income (“AOCI”).

(2)	Noncontrolling interests (“NCI”).

(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.

(4)	Amounts are net of tax.

(5)	Amounts are net of tax (see note 9).

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at June 29, 2014, and the results of operations, comprehensive income and cash flows for the second quarters ended June 29, 2014 and June 30, 2013. These Condensed Consolidated Financial Statements should be read in conjunction with the audited 2013 Consolidated Financial Statements which are contained in our most recent Annual Report. The December 29, 2013 Condensed Consolidated Balance Sheet included herein was derived from the audited 2013 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.
Stock-based compensation - performance stock units
In May 2014, the Company granted performance stock units ("PSUs") to certain of its employees. PSU payout levels will be based on two forward looking performance measures: return on assets and total shareholder return. PSUs are expensed on a straight-line basis over the relevant vesting period.
NOTE 2    INCOME TAXES
The effective income tax rate was 28.3% for the second quarter ended June 29, 2014 (second quarter fiscal 2013: 26.1%) and 28.5% for the year-to-date period ended June 29, 2014 (year-to-date period fiscal 2013: 26.7%). The increase in the effective tax rate for the 2014 quarter-to-date and year-to-date periods as compared to the respective 2013 periods is primarily due to the favourable impact of a change in reserve balances in 2013 and an increase in costs in 2014 related to the Company’s new long-term debt, for which a full tax benefit cannot be recognized.
NOTE 3    EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income attributable to Tim Hortons Inc.	$123,750	$123,736	$214,659	$209,907
Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	133,899	152,083	136,007	152,597
Dilutive impact of restricted stock units (“RSUs”) and PSUs (in thousands)	260	295	252	286
Dilutive impact of stock options with tandem stock appreciation rights (“SARs”) (in thousands)	208	259	218	250
Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	134,367	152,637	136,477	153,133
Basic earnings per common share attributable to Tim Hortons Inc.	$0.92	$0.81	$1.58	$1.38
Diluted earnings per common share attributable to Tim Hortons Inc.	$0.92	$0.81	$1.57	$1.37

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 4    NOTES RECEIVABLE, NET

	As at
	June 29, 2014			December 29, 2013
	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Franchise Incentive Program (“FIP”) notes(1)	$15,702	$(12,824)	$2,878	$16,677	$(13,668)	$3,009
Other notes receivable(3)	7,465	(715)	6,750	8,256	(649)	7,607
Notes receivable	$23,167	$(13,539)	9,628	$24,933	$(14,317)	10,616
Allowance			(1,411)			(1,502)
Notes receivable, net			$8,217			$9,114

Current portion, net			$7,619			$4,631
Long-term portion, net			$598			$4,483

	As at
	June 29, 2014			December 29, 2013
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP notes and other)	$8,222	$(1,353)	$6,869	$9,688	$(2,081)	$7,607
Past-due status < 90 days (FIP notes)	329	(329)	—	328	—	328
Past-due status > 90 days (FIP notes)	14,616	(11,857)	2,759	14,917	(12,236)	2,681
Notes receivable	$23,167	$(13,539)	$9,628	$24,933	$(14,317)	$10,616
Allowance			(1,411)			(1,502)
Notes receivable, net			$8,217			$9,114
________________

(1)
The Company has outstanding FIP arrangements with certain U.S. restaurant owners, which generally provided interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures and signage.

(2)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Condensed Consolidated Balance Sheet (see note 12).

(3)	Relates primarily to notes issued to vendors in conjunction with the financing of property sales, and on various equipment and other financing programs.
NOTE 5    INVENTORIES AND OTHER, NET

	As at
	June 29, 2014	December 29, 2013
Raw materials	$25,061	$22,789
Finished goods	78,332	69,348
	103,393	92,137
Inventory obsolescence provision	(1,418)	(1,754)
Inventories, net	101,975	90,383
Prepaids and other	15,801	13,943
Total Inventories and other, net	$117,776	$104,326

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 6	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable

	As at
	June 29, 2014	December 29, 2013
Accounts payable	$137,112	$142,131
Construction holdbacks and accruals	33,065	57,527
Corporate reorganization accrual	941	4,856
Total Accounts payable	$171,118	$204,514
Tim Card obligation

The decrease in our Tim Card obligation, and resulting decrease in Restricted cash and cash equivalents, is primarily driven by Tim Card redemptions, which can be seasonal. In addition, Restricted cash and cash equivalents decreased due to additional borrowings by the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) (see note 12).
Accrued liabilities

	As at
	June 29, 2014	December 29, 2013
Salaries and wages	$14,276	$22,553
Taxes payable	5,316	14,542
De-branding accruals(1)	1,947	9,538
Other accrued liabilities(2)	44,296	42,932
Total Accrued liabilities	$65,835	$89,565
 ________________

(1)	Accruals related to Cold Stone Creamery® de-branding activity in Tim Hortons locations in Canada.

(2)
Includes accruals for contingent rent, current portion of the Maidstone Bakeries supply contract, deferred revenues, deposits, the current portion of deferred income taxes, and various equipment and other accruals.

NOTE 7	LONG TERM DEBT
The Company offered Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) on a private placement basis in the first quarter of 2014 for total net proceeds of $449.9 million, which included a discount of $0.1 million. A portion of the proceeds from the Series 3 Notes were used to retire the balance of our 364-day $400.0 million revolving bank facility. Please refer to Note 7, Long term debt, in the interim financial statements for the quarter ended March 30, 2014, filed on Form 10-Q with the SEC and CSA on May 7, 2014, for further information.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 8    FAIR VALUES
Financial assets and liabilities measured at fair value

	As at
	June 29, 2014		December 29, 2013
	Fair value hierarchy	Fair value asset (liability)(1)	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives
Forward currency contracts(2)	Level 2	$(2,030)	Level 2	$4,181
Interest rate swap(3)	Level 2	(204)	Level 2	(49)
Interest rate forwards(4)	n/a	—	Level 2	285
Total return swaps (“TRS”)(5)	Level 2	17,147	Level 2	21,393
Total Derivatives		$14,913		$25,810
________________

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.

(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.

(3)	The fair value is estimated using discounted cash flows and market-based observable inputs, including interest rate yield curves and discount rates.

(4)	The interest rate forwards were settled as part of the issuance of the Series 3 Notes (see note 7).

(5)	The fair value of the TRS is determined using the Company’s common share closing price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange.
Other financial assets and liabilities not measured at fair value
As at June 29, 2014 and December 29, 2013, the carrying values of Cash and cash equivalents and Restricted cash and cash equivalents approximated their fair values due to the short-term nature of these investments. The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	June 29, 2014			December 29, 2013
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Bearer deposit notes(1)	Level 2	$42,520	$42,520	Level 2	$41,403	$41,403
Notes receivable, net(2)	Level 3	$8,217	$8,217	Level 3	$9,114	$9,114
Series 1 Notes(3)	Level 2	$(317,877)	$(301,022)	Level 2	$(315,519)	$(301,196)
Series 2 Notes(3)	Level 2	$(474,687)	$(449,898)	Level 2	$(445,419)	$(449,892)
Series 3 Notes(3)	Level 2	$(453,614)	$(449,880)	n/a	$—	$—
Advertising fund term debt(4)	Level 3	$(27,673)	$(27,673)	Level 3	$(30,189)	$(30,189)
Other debt(5)	Level 3	$(138,650)	$(72,664)	Level 3	$(126,548)	$(69,794)
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

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 9    DERIVATIVES

	As at
	June 29, 2014				December 29, 2013
	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$919	$(2,142)	$(1,223)	Accounts payable, net	$4,181	$—	$4,181	Accounts receivable, net
Interest rate swap(2)	$—	$(204)	$(204)	Other long-term liabilities	$—	$(49)	$(49)	Other long-term liabilities
Interest rate forwards(3)	$—	$—	$—	n/a	$285	$—	$285	Accounts receivable, net
Derivatives not designated as hedging instruments
TRS(4)	$17,160	$(13)	$17,147	Other assets	$21,393	$—	$21,393	Other assets
Forward currency contracts(1)	$15	$(822)	$(807)	Accounts payable, net	$—	$—	$—	n/a
________________

(1)	Notional value as at June 29, 2014 of $167.8 million (December 29, 2013: $154.0 million), with maturities ranging between June 2014 and April 2015; no associated cash collateral.

(2)	Notional value as at June 29, 2014 of $27.5 million (December 29, 2013: $30.0 million), with maturities through fiscal 2019; no associated cash collateral.

(3)	The interest rate forwards were settled in the first quarter of 2014 (notional amount at December 29, 2013: $90.0 million).

(4)
The notional value and associated cash collateral, in the form of bearer deposit notes (see note 8), was $42.5 million as at June 29, 2014 (December 29, 2013: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2021.

		Second quarter ended June 29, 2014			Second quarter ended June 30, 2013
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$(4,921)	$(1,716)	$(6,637)	$4,851	$144	$4,995
Interest rate swap(3)	Interest (expense)	(47)	50	3	456	61	517
Interest rate forwards(4)	Interest (expense)	—	667	667	—	173	173
Total		(4,968)	(999)	(5,967)	5,307	378	5,685
Income tax effect	Income taxes	1,321	442	1,763	(1,279)	(54)	(1,333)
Net of income taxes		$(3,647)	$(557)	$(4,204)	$4,028	$324	$4,352

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

		Year-to-date period ended June 29, 2014			Year-to-date period ended June 30, 2013
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$(516)	$(4,888)	$(5,404)	$8,124	$615	$8,739
Interest rate swap(3)	Interest (expense)	(258)	103	(155)	(45)	80	35
Interest rate forwards(4)	Interest (expense)	(5,136)	1,085	(4,051)	—	346	346
Total		(5,910)	(3,700)	(9,610)	8,079	1,041	9,120
Income tax effect	Income taxes	205	1,271	1,476	(2,141)	(184)	(2,325)
Net of income taxes		$(5,705)	$(2,429)	$(8,134)	$5,938	$857	$6,795
_______________

(1)	Excludes amounts related to ineffectiveness, as they were not significant.

(2)	Other comprehensive income (“OCI”).

(3)	The Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt.

(4)	The Company entered into and settled interest rate forwards relating to the issuance of its long-term debt.

Derivatives not designated as cash flow hedging instruments	Classification on Condensed Consolidated Statement of Operations	Second quarter ended		Year-to-date period ended
		June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
TRS	General and administrative expenses	$1,998	$(1,482)	$4,246	$(8,235)
Forward currency contracts	Cost of sales	167	(69)	167	(349)
Forward currency contracts	Other (income) expense	640	—	640	—
Total loss (gain), net		$2,805	$(1,551)	$5,053	$(8,584)
NOTE 10    COMMITMENTS AND CONTINGENCIES
The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition and earnings.
NOTE 11    STOCK-BASED COMPENSATION

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
RSUs and PSUs	$1,386	$2,478	$2,656	$3,580
Stock options and tandem SARs	(362)	2,264	(1,864)	7,339
Deferred share units (“DSUs”)	108	406	94	1,616
Total stock-based compensation expense	$1,132	$5,148	$886	$12,535
TRS loss (gain)(1)	$1,998	$(1,482)	$4,246	$(8,235)
________________

(1)
The Company has entered into TRS contracts as economic hedges, covering 1,027,000 of the Company’s underlying common shares (June 30, 2013: 1,008,000), which represents a portion of its outstanding stock options with tandem SARs, and substantially all of its cash obligation related to DSUs. See note 9 for the revaluation of the TRS contracts.

During the second quarter of 2014, the Company granted a total of 62,000 RSUs and 72,000 PSUs (2013: total of 80,000 RSUs and 61,000 performance-conditioned restricted stock units), with a weighted average grant day fair value per unit of $60.09 (2013: $56.12). Also during the second quarter of 2014, the Company granted 578,000 stock options and tandem SARs (2013: 241,000), with a weighted average exercise per unit of $60.09 (2013: $56.12).

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
(in thousands of Canadian dollars)

NOTE 12    VARIABLE INTEREST ENTITIES
VIEs for which the Company is the primary beneficiary

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Second quarter ended
	June 29, 2014			June 30, 2013
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$94,328	$—	$94,328	$93,464	$—	$93,464
Advertising levies	—	2,906	2,906	—	2,569	2,569
Total revenues	94,328	2,906	97,234	93,464	2,569	96,033
Cost of sales	92,242	—	92,242	92,480	—	92,480
Operating expenses	—	2,704	2,704	—	2,293	2,293
Operating income	2,086	202	2,288	984	276	1,260
Interest expense	33	202	235	—	276	276
Income before taxes	2,053	—	2,053	984	—	984
Income taxes	371	—	371	158	—	158
Net income attributable to noncontrolling interests	$1,682	$—	$1,682	$826	$—	$826

	Year-to-date period ended
	June 29, 2014			June 30, 2013
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$177,709	$—	$177,709	$180,224	$—	$180,224
Advertising levies	—	5,898	5,898	—	5,100	5,100
Total revenues	177,709	5,898	183,607	180,224	5,100	185,324
Cost of sales	173,855	—	173,855	178,346	—	178,346
Operating expenses	—	5,466	5,466	—	4,392	4,392
Operating income	3,854	432	4,286	1,878	708	2,586
Interest expense	33	432	465	—	708	708
Income before taxes	3,821	—	3,821	1,878	—	1,878
Income taxes	693	—	693	300	—	300
Net income attributable to noncontrolling interests	$3,128	$—	$3,128	$1,578	$—	$1,578
______________

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	June 29, 2014		December 29, 2013
	Restaurant VIEs(1)	Advertising fund VIEs	Restaurant VIEs(1)	Advertising fund VIEs
Cash and cash equivalents	$7,733	$—	$7,773	$—
Advertising fund restricted assets – current	—	39,078	—	39,783
Other current assets	7,060	—	7,155	—
Property and equipment, net	19,638	65,661	20,471	70,485
Other long-term assets	119	960	370	1,271
Total assets	$34,550	$105,699	$35,769	$111,539
Notes payable to Tim Hortons Inc. – current(2)(3)	$12,996	$23,040	$13,689	$3,040
Advertising fund liabilities – current	—	38,782	—	59,913
Other current liabilities(4)	11,313	5,268	11,706	5,253
Notes payable to Tim Hortons Inc. – long-term(2)(3)	543	13,680	628	15,200
Long-term debt(4)	—	22,641	—	25,157
Other long-term liabilities	8,090	2,288	9,381	2,976
Total liabilities	32,942	105,699	35,404	111,539
Equity of VIEs	1,608	—	365	—
Total liabilities and equity	$34,550	$105,699	$35,769	$111,539
______________

(1)	The Company consolidated 328 Non-owned restaurants as at June 29, 2014 (December 29, 2013: 331).

(2)
Various assets and liabilities are eliminated upon the consolidation of the Restaurant VIEs, the most significant of which are the FIP Notes payable to the Company, which reduces the Notes receivable, net reported on the Condensed Consolidated Balance Sheet (see note 4).

(3)
The Notes payable to the Company by the Advertising Fund VIEs, which are funded by the Restricted cash and cash equivalents related to our Tim Card program, are eliminated upon consolidation of the Ad Fund. The Ad Fund drew $20.0 million in the year-to-date period ended June 29, 2014 (year-to-date period ended June 30, 2013: $nil) for purposes of the Expanded Menu Board Program.

(4)
Includes $27.7 million of Advertising fund VIEs debt with a Canadian financial institution relating to the Expanded Menu Board Program (December 29, 2013: $30.2 million), of which $5.0 million is recognized in Other current liabilities (December 29, 2013: $5.0 million) with the remainder recognized as Long-term debt.

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

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues(1)
Canada	$721,599	$657,682	$1,344,784	$1,251,355
U.S.	51,878	41,220	103,053	85,668
Corporate services	3,636	5,204	9,305	9,329
Total reportable segments	777,113	704,106	1,457,142	1,346,352
VIEs	97,234	96,033	183,607	185,324
Total	$874,347	$800,139	$1,640,749	$1,531,676
Operating Income (Loss)
Canada	$188,866	$174,760	$342,332	$320,581
U.S.	9,254	2,587	13,611	3,497
Corporate services	(8,041)	(1,424)	(22,575)	(12,089)
Total reportable segments	190,079	175,923	333,368	311,989
VIEs	2,288	1,260	4,286	2,586
Corporate reorganization expenses	—	(604)	—	(10,079)
Consolidated Operating Income	192,367	176,579	337,654	304,496
Interest, Net	(17,510)	(8,131)	(33,209)	(15,866)
Income before income taxes	$174,857	$168,448	$304,445	$288,630
________________

(1)	There are no inter-segment revenues included in the above table.
Consolidated Sales comprise the following:

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Sales
Distribution sales	$511,762	$468,597	$964,115	$899,748
Company-operated restaurant sales	7,739	6,501	13,035	12,477
Sales from VIEs	94,328	93,464	177,709	180,224
Total Sales	$613,829	$568,562	$1,154,859	$1,092,449

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 14    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions and markets; and provide more useful information to financial statement users through improved disclosure requirements. The amendments in this ASU are effective for fiscal years and interim periods beginning on or after December 15, 2016, and should be applied retrospectively using one of two acceptable application methods as noted in the ASU. The Company is currently assessing the potential impact that the adoption and transition to this ASU may have on its Consolidated Financial Statements and related disclosures.

TIM HORTONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2013 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2014, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended June 29, 2014 filed with the SEC and the CSA on August 6, 2014. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. These forward-looking statements include information regarding our future economic and sales performance, strategic plan, results and outlook based on current expectations, assumptions and information, including information about our restaurant development plans, same-store sales expectations, earnings performance, capitalization alternatives, targets and operational initiatives. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to Item 1A. “Risk Factors” in Part I of our Annual Report and set forth in our Safe Harbor Statement and attached hereto, as well as risks described herein, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.
Our financial results are driven largely by changes in systemwide sales, which include restaurant-level sales at Company-operated restaurants, and franchisee-owned restaurants and restaurants run by independent operators (collectively, we hereunder refer to both franchisee-owned and franchisee-operated restaurants as “franchised restaurants”). We believe systemwide sales growth and same-store sales growth provide meaningful information to investors regarding the size of our system, the overall health and financial performance of our system, and the strength of our brand and restaurant owner base, which ultimately impacts our consolidated and segmented financial performance. Please refer to “Executive Overview” and “Selected Operating and Financial Highlights” below for additional information.
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
Executive Overview
Both the Canadian and U.S. economies remain challenged and, in turn, the quick service industry’s operating environment remains highly competitive. In the second quarter of 2014, we were pleased to achieve improved sales progression owing to both product innovation and operational initiatives during the early stages of our strategic plan, and build sales momentum into the second half of 2014. Our systemwide sales grew by 6.5% in the second quarter of 2014, on a constant currency basis, driven by new restaurant development and same-store sales growth.
In the second quarter of 2014, same-store sales growth of 2.6% in Canada and 5.9% in the U.S. was driven by increases in average cheque. In the year-to-date period of 2014, same-store sales growth in Canada was 2.1%, and in the U.S. was 3.9%.

Given our significant sales progression in the U.S., we believe that same-store sales growth in the U.S. will be at the high end, or slightly above, our targeted range for 2014 of 2.0 - 4.0%.
Operating income increased 8.9% in the second quarter of 2014 compared to the second quarter of 2013. Growth in operating income was primarily driven by systemwide sales growth, resulting in an increase in rents and royalties and supply chain income, partially offset by increased general and administrative expenses.
Year-to-date in 2014, operating income increased 10.9%, and adjusted operating income (refer to non-GAAP table) increased 7.3%, compared to the respective 2013 periods. Similar to the quarter, systemwide sales growth drove an increase in both rents and royalties and supply chain income, partially offset by the timing of expenses related to our CIBC Visa co-branded loyalty rewards credit card (the “Double DoubleTM Card”), and increased general and administrative expenses. The launch of our Double Double Card is expected to be cost-neutral on operating income over fiscal 2014.
Net income attributable to Tim Hortons Inc. was approximately flat in the second quarter of 2014 compared to the second quarter of 2013, and increased 2.3% in the year-to-date period of 2014 compared to the year-to-date period of 2013. The change in both periods was due primarily to higher operating income, as discussed above, partially offset by the effect of our recapitalization, resulting in higher interest expense and a higher effective tax rate. The effective tax rates in 2013 were also favourably impacted by a change in reserve balances in the respective 2013 periods.
Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) increased $0.11, or 13.6%, in the second quarter of 2014 compared to the second quarter of 2013. Year-to-date in 2014, EPS increased $0.20, or 14.7%, compared to the year-to-date period of 2013, which was negatively impacted by approximately $0.05 due to corporate reorganization expenses. EPS growth in both periods was driven by strong operating performance, as well as the impact of our recapitalization, primarily used for our expanded share repurchase program, which resulted in a lower number of shares outstanding. Given our strong sales progression to date in fiscal 2014 and momentum into the second half of 2014, we expect our EPS in 2014 to be at the high end, or slightly above, our targeted range of $3.17 to $3.27.
Selected Operating and Financial Highlights

	Second quarter ended		Year-to-date ended
($ in millions, except per share data)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Systemwide sales growth(1)	6.5%	5.0%	5.8%	4.1%
Same-store sales growth(2)
Canada	2.6%	1.5%	2.1%	0.6%
U.S.	5.9%	1.4%	3.9%	0.5%
Systemwide restaurants	4,546	4,304	4,546	4,304
Revenues	$874.3	$800.1	$1,640.7	$1,531.7
Operating income	$192.4	$176.6	$337.7	$304.5
Adjusted operating income(3)	$192.4	$177.2	$337.7	$314.6
Net income attributable to Tim Hortons Inc.	$123.8	$123.7	$214.7	$209.9
Diluted EPS	$0.92	$0.81	$1.57	$1.37
Weighted average number of common shares outstanding – Diluted (in millions)	134.4	152.6	136.5	153.1
________________

(1)
Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 7.2% and 5.1% for the second quarters of 2014 and 2013, respectively, and 6.6% and 4.2% for the year-to-date periods of 2014 and 2013, respectively.

(2)	Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months.

(3)
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

	Second quarter ended				Year-to-date periods ended
	June 29, 2014	June 30, 2013	Change		June 29, 2014	June 30, 2013	Change
			$	%			$	%
	($ in millions)
Operating income	$192.4	$176.6	$15.8	8.9%	$337.7	$304.5	$33.2	10.9%
Add: Corporate reorganization expenses	—	0.6	(0.6)	n/m	—	10.1	(10.1)	n/m
Adjusted operating income	$192.4	$177.2	$15.2	8.6%	$337.7	$314.6	$23.1	7.3%
________________
All numbers rounded
n/m    Not meaningful
Operational Highlights
Single-serve products. In line with our objective to increase consumer access to our products and further expand our single-serve platform, we began shipments of our single-serve products through to the grocery channel towards the end of the second quarter of 2014. We expect the Company and our restaurant owners to benefit from sales through this channel.
Technological innovation. In line with our strategy to increase guest convenience through the use of technology, we introduced scan-to-pay and tap-to-pay mobile payments using our TimmyMeTM application at all of our integrated Canadian and U.S. restaurants in the second quarter of 2014.
In July 2014, we launched our Double Double Card in conjunction with CIBC, which leverages unique two-button technology to combine two cards into one: a CIBC Visa Credit card and our popular Tim Card program. The Double Double Card allows cardholders to earn Tim Cash rewards on everyday purchases, which can be redeemed instantly at any of our restaurants in Canada or the U.S. where the Tim Card is currently accepted, and also supports tap-to-pay technology, as discussed above.
Temporary Foreign Worker Program
A substantial portion of our earnings come from royalties, rents, and other amounts paid by restaurant owners, who operate substantially all of our restaurants. In April 2014, the Federal Government of Canada imposed a moratorium on the food service sector’s access to the Temporary Foreign Workers Program (“TFWP”). On June 20, 2014, the Federal Government of Canada lifted the moratorium but announced reforms that are expected to have the net effect of restricting or reducing access to the TFWP in most markets where it existed previously. Access to labour through use of the TFWP, in some markets, particularly in parts of western Canada, has been an important tool to help our restaurant owners fill labour shortages where Canadian citizen and permanent resident employees are not sufficient. While the Company and our restaurant owners are pursuing strategies to address the government’s TFWP policy changes, the reforms may result in less restaurant development and reduced hours of operation in certain markets, and increases in labour or other costs to our owners. For further information, please refer to Item 1A. Risk Factors of our Annual Report.

New Restaurant Development
The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth in the table below is a summary of restaurant openings and closures:

	Second quarter ended June 29, 2014			Second quarter ended June 30, 2013
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	26	3	29	19	2	21
Restaurants closed	(9)	—	(9)	(5)	(1)	(6)
Net change	17	3	20	14	1	15
U.S.
Restaurants opened	1	—	1	5	—	5
Restaurants closed	(5)	—	(5)	(3)	(3)	(6)
Net change	(4)	—	(4)	2	(3)	(1)
International (GCC)
Restaurants opened	6	—	6	2	—	2
Total Company
Restaurants opened	33	3	36	26	2	28
Restaurants closed	(14)	—	(14)	(8)	(4)	(12)
Net change	19	3	22	18	(2)	16

	Year-to-date period ended June 29, 2014			Year-to-date period ended June 30, 2013
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	45	7	52	41	4	45
Restaurants closed	(10)	—	(10)	(12)	(1)	(13)
Net change	35	7	42	29	3	32
U.S.
Restaurants opened	12	—	12	12	1	13
Restaurants closed	(5)	—	(5)	(7)	(3)	(10)
Net change	7	—	7	5	(2)	3
International (GCC)
Restaurants opened	12	—	12	5	—	5
Total Company
Restaurants opened	69	7	76	58	5	63
Restaurants closed	(15)	—	(15)	(19)	(4)	(23)
Net change	54	7	61	39	1	40

Systemwide Restaurant Count

	As at
	June 29, 2014	December 29, 2013	June 30, 2013
Canada
Company-operated	15	14	17
Franchised – standard and non-standard	3,473	3,440	3,324
Franchised – self-serve kiosk	142	134	127
Total	3,630	3,588	3,468
% Franchised	99.6%	99.6%	99.5%
U.S.
Company-operated	3	2	3
Franchised – standard and non-standard	682	676	627
Franchised – self-serve kiosks	181	181	177
Total	866	859	807
% Franchised	99.7%	99.8%	99.6%
International (GCC)
Franchised – standard and non-standard	50	38	29
% Franchised	100.0%	100.0%	100.0%
Total system
Company-operated	18	16	20
Franchised – standard and non-standard	4,205	4,154	3,980
Franchised – self-serve kiosks	323	315	304
Total	4,546	4,485	4,304
% Franchised	99.6%	99.6%	99.5%
Segment Operating Income
Our segments consist of the Canadian and U.S. business units, and Corporate Services (see Item 1. Financial Statements—Note 13 Segment Reporting for further information). Set forth in the table below is the operating income (loss) of our reportable segments:

	Second quarter ended				Year-to-date period ended
	June 29, 2014	June 30, 2013	Change		June 29, 2014	June 30, 2013	Change
			$	%			$	%
	($ in millions)
Canada	$188.9	$174.8	$14.1	8.1%	$342.3	$320.6	$21.8	6.8%
U.S.	$9.3	$2.6	$6.7	n/m	$13.6	$3.5	$10.1	n/m
Corporate services	$(8.0)	$(1.4)	$(6.6)	n/m	$(22.6)	$(12.1)	$(10.5)	n/m
________________
All numbers rounded
n/m    Not meaningful

Canada
Operating income increased 8.1% in the second quarter of 2014 compared to the second quarter of 2013. Systemwide sales growth of 5.8%, driven by the incremental sales of new restaurants year-over-year and same-store sales growth of 2.6%, resulted in higher rents and royalties income and a higher allocation of supply chain income. Canada also benefited from higher franchise fee income due to increased restaurant development (see Selected Operating and Financial Highlights—New Restaurant Development) and increased renovation activity year-over-year.
Same-store sales growth in the second quarter of 2014 was driven by an increase in average cheque, resulting from favourable product mix and pricing, partially offset by same-store transaction declines. We continued to grow total systemwide transactions. In Canada, the increase in average cheque was aided by increased sales in the lunch daypart, led by the recent introduction of our Crispy Chicken Sandwich, as well as increased sales in the breakfast daypart, aided by new product introductions such as the Turkey Sausage Hot Breakfast Sandwich and the new Hash Brown.
For the year-to-date period of 2014, operating income increased 6.8% compared to the year-to-date period of 2013. Operating income growth was driven primarily by systemwide sales growth of 5.2% in the year-to-date period of 2014, resulting from the net addition of new restaurants and same-store sales growth of 2.1%. Similar to the quarter, same-store sales growth in the year-to-date period of 2014 was driven by an increase in average cheque, resulting from favourable product mix and pricing, partially offset by a decline in same-store transactions. Systemwide sales growth resulted in higher rents and royalties income and a higher allocation of supply chain income. For the year-to-date period of 2014, we have recognized a net expense of $2.4 million related to the launch of the Double Double Card, which we expect to be cost-neutral on Canada’s operating income over fiscal 2014.
U.S.
Operating income was $9.3 million in the second quarter of 2014, a significant increase of $6.7 million compared to the second quarter of 2013. Systemwide sales growth of 12.3% was driven by incremental sales from the addition of new restaurants, and same-store sales growth of 5.9%. Systemwide sales growth led to growth in rents and royalties revenues, and same-store sales growth led to a significant reduction in relief from restaurants open 13 months or more. We also noted lower relief due to specific relief reduction measures, which began in the second half of 2013, and the closure of underperforming restaurants in the fourth quarter of 2013. Rents and royalties income benefited slightly from favourable lease termination settlements. A higher supply chain allocation, due primarily to systemwide sales growth and favourable product margin variability, also contributed to U.S. operating income growth, while general and administrative expenses were flat year-over-year. Foreign currency translation increased U.S. operating income by approximately $0.6 million year-over-year.
In the second quarter of 2014, same-store sales growth was driven by gains in average cheque resulting from favourable product mix and pricing. Our same-store transactions were essentially flat, and we continued to grow total systemwide transactions, as evidenced by systemwide sales growth of 12.3%. Our same-store sales growth in the second quarter of 2014 benefited from sales of cold beverages, aided by the introduction of Frozen Hot Chocolate and ongoing innovation around our Iced Capp platform, and similar to Canada, growth in the breakfast daypart.
For the year-to-date period of 2014, operating income was $13.6 million, an increase of $10.1 million compared to the year-to-date period of 2013. Systemwide sales growth of 10.2% was driven by the net addition of new restaurants and same-store sales growth of 3.9%, due to an increase in average cheque resulting from favourable product mix and pricing, partially offset by a decrease in same-store transactions. Similar to the second quarter of 2014, systemwide sales growth led to growth in rents and royalties revenues, and same-store sales growth led to a significant reduction in relief from restaurants open 13 months or more. We also noted lower relief due to specific relief reduction measures and restaurant closures. This growth was partially offset by higher operating expenses, due to an overall increase in the number of properties owned or leased. U.S. operating income growth also benefited from a higher supply chain allocation, due to the same factors impacting the second quarter of 2014, and the favourable timing of general and administrative expenses. Foreign currency translation increased U.S. operating income by approximately $1.0 million year-over-year.
We continue to focus on increasing our returns in the U.S. segment. In the second quarter of 2014, consistent with our strategic plan, we signed a multi-unit development agreement to develop approximately 20 standard and non-standard restaurants affiliated with a chain of convenience stores and gas stations located in southwestern Pennsylvania and northern West Virginia over a five-year term. In July 2014, we signed an area development agreement to develop approximately 25 restaurants in Richmond County, New York, and Middlesex County, New Jersey over a 10-year term. Since the fourth quarter of 2013, we have entered into a total of six agreements to develop approximately 135 standard and non-standard restaurants over the next 10 years in different U.S. markets.
Corporate services
Our Corporate services segment had an operating loss of $8.0 million in the second quarter of 2014, compared to an operating loss of $1.4 million in the second quarter of 2013. The increased operating loss in our Corporate services segment was driven by increased corporate costs, due in part to higher salaries and benefits and higher professional fees in the second quarter of 2014 compared to the second quarter of 2013 (see Results of Operations— General and Administrative Expenses for further information). Additionally, unfavourable product margins in our supply chain recognized in the second quarter of 2014 compared to favourable product margins recognized in the second quarter of 2013 contributed to the increased operating loss. We expect product margin variability to generally reverse within the fiscal year, although timing differences can result in fluctuations quarter-over-quarter.
Year-to-date in 2014, our Corporate services segment had an operating loss of $22.6 million, compared to an operating loss of $12.1 million in the year-to-date period of 2013. The increased operating loss was primarily driven by unfavourable product margins recognized in the year-to-date period of 2014, compared to favourable product margins recognized in the year-to-date period of 2013, as well as higher salaries and benefits and professional fees.
Results of Operations

	Second quarter ended				Year-to-date period ended
	June 29, 2014	June 30, 2013	Change(1)		June 29, 2014	June 30, 2013	Change(1)
			$	%			$	%
	($ in millions)
Revenues
Sales	$613.8	$568.6	$45.3	8.0%	$1,154.9	$1,092.4	$62.4	5.7%
Franchise revenues:
Rents and royalties(2)	225.0	209.3	15.7	7.5%	424.5	396.7	27.7	7.0%
Franchise fees	35.6	22.3	13.3	59.6%	61.4	42.5	18.9	44.6%
Total revenues	874.3	800.1	74.2	9.3%	1,640.7	1,531.7	109.1	7.1%
Costs and expenses
Cost of sales	527.1	489.1	38.0	7.8%	1,000.7	950.4	50.3	5.3%
Operating expenses	84.4	77.0	7.4	9.6%	165.7	152.7	13.0	8.5%
Franchise fee costs	34.9	23.3	11.6	49.6%	62.6	45.9	16.7	36.4%
General and administrative expenses	40.2	38.0	2.2	5.8%	79.5	76.7	2.8	3.6%
Equity (income)	(4.0)	(3.9)	(0.1)	1.5%	(7.3)	(7.3)	(0.1)	0.8%
Corporate reorganization expenses	—	0.6	(0.6)	n/m	—	10.1	(10.1)	n/m
Other expense (income), net	(0.7)	(0.6)	(0.2)	28.9%	2.0	(1.4)	3.4	n/m
Total costs and expenses	682.0	623.6	58.4	9.4%	1,303.1	1,227.2	75.9	6.2%
Operating income	$192.4	$176.6	$15.8	8.9%	$337.7	$304.5	$33.2	10.9%
Operating income %	22.0%	22.1%			20.6%	19.9%

Interest (expense)	(18.6)	(8.9)	(9.7)	n/m	(35.3)	(17.6)	(17.7)	n/m
Income tax rate	28.3%	26.1%			28.5%	26.7%
_____________
All numbers rounded
n/m    Not meaningful

(1)
The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. While foreign currency translation, primarily related to the Canadian dollar relative to the U.S. dollar, impacted individual revenue and expense items in the second quarter of 2014 and the year-to-date period of 2014, it did not have a significant impact on operating income.

(2)
Rents and royalties revenues includes rents and royalties derived from our franchised restaurant sales, and certain advertising levies primarily associated with the Tim Hortons Advertising and Promotion Fund (Canada) Inc.’s (“Ad Fund”) program to acquire LCD screens, media engines, drive-thru menu boards and ancillary equipment for our restaurants (“Expanded Menu Board Program”) (see Item 1. Financial Statements—Note 12 Variable Interest Entities). Franchised restaurant sales are reported to us by our restaurant owners, and are not included in our Condensed Consolidated Financial Statements, other than consolidated Non-owned restaurants. Franchised restaurant sales do, however, result in royalties and rental revenues, which are included in our franchise revenues, as well as distribution sales. The reported franchised restaurant sales (including consolidated Non-owned restaurants) were:

	Second quarter ended		Year-to-date period ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Franchised restaurant sales	(in millions)
Canada (Canadian dollars)	$1,660.4	$1,570.8	$3,134.2	$2,979.3
U.S. (U.S. dollars)	$163.8	$145.5	$312.1	$282.7
Revenues
Sales
In the second quarter of 2014, the growth in sales compared to the second quarter of 2013 was driven primarily by increased distribution sales. In the year-to-date period of 2014, the growth in sales compared to the year-to-date period of 2013 was again driven primarily by increased distribution sales, partially offset by a decrease in sales from variable interest entities (“VIEs”).
Distribution sales. Distribution sales were $511.8 million in the second quarter of 2014, compared to $468.6 million in the second quarter of 2013. The increase of $43.2 million, or 9.2%, was driven primarily by systemwide sales growth, which contributed approximately 6.5% of the increase, and to a lesser extent, commodity-related pricing, reflective of their underlying costs. For the year-to-date period of 2014, distribution sales were $964.1 million, an increase of $64.4 million, or 7.2%, compared to the year-to-date period of 2013, driven primarily by systemwide sales growth, which contributed approximately 5.3% of the growth. Foreign currency translation increased distribution sales by approximately 0.5% in both periods.
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
The current market price of coffee, a key commodity for the Company, has recently experienced an increase. Our purchase commitments to the end of fiscal 2014 reflect previous lower market coffee pricing, however, beginning in fiscal 2015, our purchase commitments are reflective of the elevated market price of coffee. As noted above, changes in underlying costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset any rises in commodity prices, subject to restaurant owner and guest acceptance. Notwithstanding the foregoing, while it is not our current practice, we may choose not to pass along all price increases to our restaurant owners, which could have a more significant effect on our business and results of operations than if we pass along all increases to our restaurant owners. For a full description of the related risk factors, please refer to Item 1A. Risk Factors of our Annual Report.
Variable interest entities’ sales. VIEs’ sales were $94.3 million in the second quarter of 2014, an increase of 0.9% compared to the second quarter of 2013. The increase was primarily due to foreign currency translation, which increased VIEs’ sales by 3.5%, and mix of consolidated restaurants, partially offset by a decrease, on average, of 16 fewer VIEs.
In the year-to-date period of 2014, VIEs’ sales were $177.7 million, a decrease of 1.4% compared to the year-to-date period of 2013, driven primarily by the decrease, on average, of 23 fewer VIEs. The decrease was partially offset by foreign currency translation, which increased VIEs’ sales by 3.8%, and mix of consolidated restaurants.
The number of consolidated Non-owned restaurants has decreased slightly since the end of fiscal 2013. The following table outlines the number of consolidated Non-owned restaurants, on average, and in each respective period:

	Second quarter ended		Year-to-date period ended		As at
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	December 29, 2013
	Average		Average
Canada	106	114	106	118	105	106
U.S.	225	233	224	235	223	225
Total	331	347	330	353	328	331

Franchise Revenues
Rents and Royalties. Revenue from rents and royalties increased 7.5% in the second quarter of 2014 compared to the second quarter of 2013. The increase was driven by systemwide sales growth, which contributed approximately 7.1% of the increase, and foreign currency translation, which increased rents and royalties revenues by approximately 0.5%.
In the year-to-date period of 2014, revenue from rents and royalties increased 7.0% compared to the year-to-date period of 2013. Similar to the quarter, the increase was driven primarily by systemwide sales growth, contributing approximately 6.1% of the growth, and foreign currency translation, which increased rents and royalties revenues by approximately 0.6%.
Franchise Fees. Franchise fees increased $13.3 million in the second quarter of 2014 compared to the second quarter of 2013. The increase was driven by an increase in renovations, as well as increased restaurant resales and development, primarily in Canada. In the year-to-date period of 2014, franchise fees increased $18.9 million compared to the year-to-date period of

2013, again due to an increase in renovations primarily in Canada, and increased restaurant development across all of our markets.
Total Costs and Expenses
Cost of Sales
In both the second quarter and year-to-date period of 2014, the growth in cost of sales compared to the respective 2013 periods was driven primarily by growth in distribution cost of sales, partially offset by a decrease in VIEs’ cost of sales.
Distribution cost of sales. Distribution cost of sales was $438.4 million in the second quarter of 2014, compared to $399.0 million in the second quarter of 2013. The increase of $39.4 million, or 9.9%, was primarily driven by systemwide sales growth, which contributed approximately 6.8% of the increase and, to a lesser extent, commodity-related pricing. Foreign currency translation increased distribution cost of sales by approximately 0.5%.
In the year-to-date period of 2014, distribution cost of sales was $832.4 million compared to $774.6 million in the year-to-date period of 2013. The increase of $57.8 million, or 7.5%, was driven primarily by systemwide sales growth, which contributed approximately 5.4% of the increase. Foreign currency translation increased distribution cost of sales by approximately 0.5%.
Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other product costs (see Revenues—Sales—Distribution Sales above for further information).
Variable interest entities’ cost of sales. VIEs’ cost of sales was $81.4 million in the second quarter of 2014, a decrease of $2.1 million, or 2.5%, compared to the second quarter of 2013. In the year-to-date period of 2014, VIEs’ cost of sales was $155.4 million, a decrease of $6.8 million, or 4.2%, compared to the year-to-date period of 2013. The decrease in both periods was primarily due to the decrease in average number of VIEs, partially offset by foreign currency translation. Foreign currency translation increased VIEs’ cost of sales by approximately 3.6% in the second quarter of 2014, and 3.9% in the year-to-date period of 2014.
Operating Expenses
Total operating expenses increased $7.4 million, or 9.6% in the second quarter of 2014 compared to the second quarter of 2013. Property-related depreciation expense increased by $3.6 million, including foreign currency translation, due to both an increase in the number of properties either owned or leased, and then subleased to restaurant owners, and renovations to existing restaurants. Rent expense increased by $3.1 million year-over-year, primarily due to 161 additional properties that were leased and then subleased to restaurant owners. Foreign currency translation increased operating expenses by approximately 0.9%.
In the year-to-date period of 2014, operating expenses increased $13.0 million, or 8.5%, compared to the year-to-date period of 2013. Property-related depreciation increased by $7.0 million, including foreign currency translation, due to both new and existing restaurants, and rent expense increased by $6.5 million year-over-year. Operating expenses related to the Expanded Menu Board Program also increased by $1.1 million year-over-year. These increases were partially offset by favourable lease termination settlements. Foreign currency translation increased operating expenses by approximately 1.0%.
We anticipate the growth in operating expenses to increase over the course of fiscal 2014, due to increased rent and depreciation related to new restaurant openings, and increased depreciation related to renovations.
Franchise Fee Costs
Franchise fee costs increased $11.6 million in the second quarter of 2014 compared to the second quarter of 2013, due primarily to an increase in renovations, as well as increased restaurant resales and restaurant development, primarily in Canada. In the year-to-date period of 2014, franchise fee costs increased $16.7 million compared to the year-to-date period of 2013, again due to an increase in renovations primarily in Canada, and increased restaurant development across all of our markets.
General and Administrative Expenses
General and administrative expenses increased 5.8% in the second quarter of 2014 compared to the second quarter of 2013, and in the year-to-date period of 2014, increased 3.6% compared to the year-to-date period of 2013. The increase in both periods was due to increased salaries and benefits resulting primarily from fewer vacancies in the organization, and higher professional fees related to strategic initiatives. Partially offsetting the increase were lower promotional expenses, related primarily to Cold Stone Creamery in Canada. Foreign currency translation increased general and administrative expenses by approximately 1.3% in both periods.

We anticipate that general and administrative expenses will continue to increase over fiscal 2014, primarily as vacancies resulting from the corporate reorganization (see below) were filled over the course of fiscal 2013.
Corporate Reorganization Expenses
We completed the realignment of roles and responsibilities into our corporate centre and business unit design at the end of the first quarter of 2013, and incurred additional Chief Executive Officer transition costs to the end of fiscal 2013 (please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report for a full description).
Other Expense (Income), net
Other income recognized in the second quarter of 2014 and other expense recognized in the year-to-date period of 2014 primarily related to the launch of our Double Double Card, which occurred in July 2014. We continue to expect the launch of the Double Double Card to be cost-neutral over fiscal 2014.
In comparison, other income recognized in the second quarter of 2013 was due primarily to foreign exchange gains. Other income recognized in the year-to-date period of 2013 was primarily due to the gain on a corporate property sale, as well as foreign exchange gains.
Interest Expense
The increase in interest expense in both the second quarter of 2014 and year-to-date period of 2014, compared to the respective 2013 periods, was due to the increase in our long-term debt. Our interest expense in the second quarter of 2014 is indicative of future interest expense related to the increase in our long-term debt (see Liquidity and Capital Resources for further information).
Income Taxes
The increase in the effective income tax rate for the 2014 quarter-to-date and year-to-date periods as compared to the respective 2013 periods is primarily due to the favourable impact of a change in reserve balances in 2013 and an increase in costs in 2014 related to our new long-term debt, for which a full tax benefit cannot be recognized.
During the quarter, there have been no significant developments related to the Canada Revenue Agency matters discussed in our Annual Report.
Liquidity and Capital Resources
Overview
Our primary source of liquidity has historically been, and continues to be, cash generated from Canadian operations which has for the most part self-funded our operations, growth in new restaurants, capital expenditures, dividends, normal course share repurchases, acquisitions and investments. In fiscal 2014, our U.S. operations have, and are expected to continue to, contribute positively to our cash flow. Our $250.0 million revolving bank facility provides an additional source of liquidity (see Credit Facilities below for additional information). During the second quarter of 2014, we borrowed $15.0 million on this facility for general corporate purposes, which was fully repaid in July 2014. We believe that we will continue to generate adequate operating cash flows over the next 12 months.
In March 2014, Tim Hortons Inc. raised $450.0 million in long-term debt through the issuance of Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”), a portion of which was utilized to settle our $400.0 million revolving bank facility, which is now fully retired. Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s First Quarter Report for the quarter ended March 30, 2014, filed on Form 10-Q with the SEC and CSA on May 7, 2014 for a full description.
We regularly assess capital structure, and seek to identify opportunities to generate value for shareholders. Since the third quarter of 2013, our outstanding long-term debt increased by $900.0 million, which was used for the retirement of the 2013 Revolving Bank Facility, and general corporate purposes, including share repurchases. The accretive benefits to EPS of our expanded share repurchase program more than offset the after-tax cost of our interest expense that resulted from increasing the amount of our debt to fund those repurchases. Under our current structure, increasing our debt levels substantially beyond $900.0 million to repurchase shares could result in further increases in the effective tax rate resulting from incurring additional interest expense for which we may not receive a tax benefit, and/or increases in income or withholding taxes on distributions from our Canadian operating company to our parent corporation. Addressing constraints in our capital structure is an important consideration to maintaining our effective tax rate over the longer term, although there can be no assurance that we will be able to address these constraints in a timely or tax efficient manner. Our inability to address these constraints in a timely or efficient manner could negatively affect our projected results, future operations, and financial condition. For a full description of this related risk factor, please refer to Item 1A. Risk Factors of our Annual Report.

If additional funds are needed for strategic initiatives or other corporate purposes beyond those currently available, we believe that, with the strength of our balance sheet and our strong capital structure, we could borrow additional funds. Our ability to incur additional indebtedness will also be limited by our financial and other covenants under our $250.0 million revolving bank facility (see Credit Facilities below for additional information). Our Senior Unsecured Notes, Series 1, due June 1, 2017, Senior Unsecured Notes, Series 2, due December 1, 2023, and Series 3 Notes are not subject to any financial covenants; however, certain other covenants apply. Any additional borrowings may result in an increase in our borrowing costs. If such additional borrowings are significant, our credit rating may be downgraded, and it is possible that we would not be able to borrow on terms which are favourable to us.
When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at June 29, 2014, we had approximately $1.4 billion in long-term debt and capital leases (excluding current portion) on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program.
Credit Facilities
We have a $250.0 million unsecured senior revolving facility credit agreement (the “Revolving Bank Facility”), which we expect to be used for general corporate purposes, including potential acquisitions and other business purposes. The Revolving Bank Facility includes a $25.0 million overdraft availability and a $25.0 million letter of credit facility. At June 29, 2014, we had drawn $15.0 million for general corporate purposes, which was fully repaid in July 2014, and had utilized $5.7 million of the Revolving Bank Facility to support standby letters of credit. The Revolving Bank Facility requires the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at June 29, 2014.
Common Shares
Our outstanding share capital is comprised solely of common shares. An unlimited number of common shares, without par value, is authorized, and as at June 29, 2014, we had 133,126,058 common shares outstanding, and outstanding stock options with tandem stock appreciation rights held by current and former officers and employees to acquire 1,667,495 of our common shares pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 769,495 were exercisable.
Comparative Cash Flows
Operating Activities. Net cash provided from operating activities in the year-to-date period of 2014 was $227.7 million compared to $258.3 million in the year-to-date period of 2013, a decrease of $30.6 million in the year-to-date period of 2014 compared to the year-to-date period of 2013. The decrease was primarily due to the timing of taxes payable. The settlement of interest rate forwards and cash deposits with tax authorities in the year-to-date period of 2014 also resulted in a decrease in cash flow from operating activities.
Investing Activities. Net cash used in investing activities was $95.8 million in the year-to-date period of 2014 compared to $87.4 million in the year-to-date period of 2013, an increase of $8.5 million. The increase year-over-year is primarily due to increased capital expenditures at existing restaurants, due to both an increase in the number of renovations year-over-year and timing of renovations completed in the fourth quarter of 2013, and new restaurant development. Below is a summary of our capital expenditures:

	Year-to-date periods ended
	June 29, 2014	June 30, 2013
	(in millions)
Capital expenditures(1)
New restaurants	$34.6	$38.9
Existing restaurants(2)	51.3	36.6
Other capital expenditures(3)	8.6	12.7
Total capital expenditures	$94.4	$88.3
________________
All numbers rounded.

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.

(2)	The increase in capital expenditures related to existing restaurants was primarily driven by an increase in renovations completed in the fourth quarter of 2013, but paid in the first quarter of 2014.

(3)	Related primarily to our distribution facilities, and other corporate needs.

Capital expenditures for each of our reportable segments was as follows:

	Year-to-date periods ended
	June 29, 2014	June 30, 2013
	(in millions)
Canada	$75.6	$60.4
U.S.	12.2	23.1
Corporate Services	6.6	4.7
Total capital expenditures	$94.4	$88.3
Financing Activities. Financing activities used cash of $157.3 million in the year-to-date period of 2014 compared to using cash of $206.7 million in the year-to-date period of 2013, a decrease of $49.3 million. Net proceeds from the issuance of our Series 3 Notes were offset by an additional $387.2 million returned to shareholders in the form of common share repurchases and dividends paid in the year-to-date period of 2014 compared to the year-to-date period of 2013.
Off-Balance Sheet Arrangements
We did not have “off-balance sheet” arrangements as at June 29, 2014 or December 29, 2013.
Contractual Obligations
In the first quarter of 2014, we issued Series 3 Notes of $450.0 million, and also entered into an agreement with one of our suppliers requiring minimum purchase obligations, within the normal course of operations, of U.S. $115.8 million over the six-year term of the agreement. Other than these developments, our contractual obligations have not changed materially since December 29, 2013.
Recent Accounting Pronouncements
See Item 1. Financial Statements—Note 14 Recent Accounting Pronouncements.
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
ITEM 1A.     RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2013 Form 10-K, and the additional information provided in this Form 10-Q and elsewhere, as described above, may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the 2014 Program (Cdn) (3)
Monthly Period #4 (March 31, 2014 – May 4, 2014)	2,010,350	60.95	2,010,350	$206,167,975
Monthly Period #5 (May 5, 2014 – June 1, 2014)	816,857	59.67	753,500	161,262,622
Monthly Period #6 (June 2, 2014 – June 29, 2014)	383,800	59.10	383,800	138,581,690
Total	3,211,007	60.40	3,147,650	$138,581,690
________________

(1)	Based on settlement date.

(2)	Inclusive of commissions paid to the broker to repurchase the common shares.

(3)
On February 20, 2014, we announced we obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2014 Program”), authorizing the repurchase of $440.0 million in common shares, not to exceed the regulatory maximum of 13,726,219 shares, representing 10% of our public float as defined under the TSX rules. The 2014 Program commenced February 28, 2014 and is due to terminate on February 27, 2015, or earlier if the $440.0 million or 10% share maximum is reached. Common shares purchased pursuant to the 2014 Program will be cancelled. The 2014 Program may be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares or the equivalent dollar value of shares that may be repurchased under the 2014 Program.

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
None.
ITEM 6.    EXHIBITS
See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIM HORTONS INC. (Registrant)

Date:	August 6, 2014	/s/ CYNTHIA J. DEVINE
Cynthia J. Devine
Chief Financial Officer

TIM HORTONS INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit	Description	Where found

*10(a)	Form of Restricted Stock Unit Award Agreement (2014 Award)	Filed herewith.

*10(b)	Form of Performance Stock Unit Award Agreement (2014 Award)	Filed herewith.

*10(c)	Form of Nonqualified Stock Option Award Agreement (2014 Award)	Filed herewith.

*10(d)	Form of Amended and Restated Deferred Stock Unit Award Agreement (Canadian)	Filed herewith.

*10(e)	Form of Amended and Restated Deferred Stock Unit Award Agreement (U.S.)	Filed herewith.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32(a)	Section 1350 Certification of Chief Executive Officer	Filed herewith.

32(b)	Section 1350 Certification of Chief Financial Officer	Filed herewith.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995 and Canadian securities laws	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Denotes management contract or compensatory arrangement.
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” and/or “unreviewed.”