Form 10-Q
period 2014-09-28
Tim Hortons Inc.
filed 2014-11-06
CIK 1345111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
 FORM 10-Q
  _________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common shares	132,576,171 shares

TIM HORTONS INC. AND SUBSIDIARIES
INDEX

Pages

PART I: Financial Information
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Operations for the third quarters and year-to-date periods ended September 28, 2014 and September 29, 2013	3
Condensed Consolidated Statement of Comprehensive Income for the third quarters and year-to-date periods ended September 28, 2014 and September 29, 2013	4
Condensed Consolidated Balance Sheet as at September 28, 2014 and December 29, 2013	5
Condensed Consolidated Statement of Cash Flows for the year-to-date periods ended September 28, 2014 and September 29, 2013	6
Condensed Consolidated Statement of Equity for the year-to-date periods ended September 28, 2014 and December 29, 2013	7
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II: Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities	33
Item 4. Mine Safety Disclosure	33
Item 5. Other Information	33
Item 6. Exhibits	33
Signature	34
Index to Exhibits	35
On November 3, 2014, the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York was US$0.8872 for Cdn$1.00.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues
Sales (note 13)	$634,786	$575,780	$1,789,645	$1,668,229
Franchise revenues
Rents and royalties	230,383	212,114	654,845	608,857
Franchise fees	43,986	37,459	105,414	79,943
	274,369	249,573	760,259	688,800
Total revenues	909,155	825,353	2,549,904	2,357,029
Costs and expenses
Cost of sales	545,050	501,856	1,545,765	1,452,302
Operating expenses	86,306	78,307	251,975	231,026
Franchise fee costs	43,577	37,865	106,166	83,743
General and administrative expenses	41,681	38,787	121,141	115,493
Equity (income)	(4,038)	(4,075)	(11,359)	(11,340)
Transaction costs (note 15)	27,289	—	27,289	—
Corporate reorganization expenses	—	953	—	11,032
Asset impairment (note 13)	—	2,889	—	2,889
Other expense (income), net	484	(57)	2,467	(1,440)
Total costs and expenses, net	740,349	656,525	2,043,444	1,883,705
Operating income	168,806	168,828	506,460	473,324
Interest (expense)	(18,518)	(9,406)	(53,842)	(26,991)
Interest income	879	919	2,994	2,638
Income before income taxes	151,167	160,341	455,612	448,971
Income taxes (note 2)	51,434	45,386	138,092	122,531
Net income	99,733	114,955	317,520	326,440
Net income attributable to noncontrolling interests (note 12)	1,602	1,092	4,730	2,670
Net income attributable to Tim Hortons Inc.	$98,131	$113,863	$312,790	$323,770
Basic earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.74	$0.76	$2.32	$2.12
Diluted earnings per common share attributable to Tim Hortons Inc. (note 3)	$0.74	$0.75	$2.31	$2.12
Weighted average number of common shares outstanding (in thousands) – Basic (note 3)	132,439	150,342	134,817	152,379
Weighted average number of common shares outstanding (in thousands) – Diluted (note 3)	132,934	150,864	135,292	152,919
Dividends per common share	$0.32	$0.26	$0.96	$0.78
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands of Canadian dollars)

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$99,733	$114,955	$317,520	$326,440
Other comprehensive income
Translation adjustments gain (loss)	21,301	(9,133)	18,471	14,250
Unrealized gains (losses) from cash flow hedges (note 9)
Gain (loss) from change in fair value of derivatives	5,356	(10,686)	(553)	(2,607)
Amount of net loss (gain) reclassified to earnings during the period	47	(2,068)	(3,654)	(1,027)
Tax (expense) recovery (note 9)	(1,260)	1,509	216	(816)
Other comprehensive income (loss)	25,444	(20,378)	14,480	9,800
Comprehensive income	125,177	94,577	332,000	336,240
Comprehensive income attributable to noncontrolling interests	1,602	1,092	4,730	2,670
Comprehensive income attributable to Tim Hortons Inc.	$123,575	$93,485	$327,270	$333,570
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands of Canadian dollars, except share and per share data)

	As at
	September 28, 2014	December 29, 2013
Assets
Current assets
Cash and cash equivalents	$109,085	$50,414
Restricted cash and cash equivalents (note 6)	64,572	155,006
Accounts receivable, net	215,570	210,664
Notes receivable, net (note 4)	6,482	4,631
Deferred income taxes	8,448	10,165
Inventories and other, net (note 5)	141,133	104,326
Advertising fund restricted assets (note 12)	57,230	39,783
Total current assets	602,520	574,989
Property and equipment, net	1,718,192	1,685,043
Notes receivable, net (note 4)	572	4,483
Deferred income taxes	13,067	11,018
Equity investments	40,253	40,738
Other assets	129,850	117,552
Total assets	$2,504,454	$2,433,823
Liabilities and equity
Current liabilities
Accounts payable (note 6)	$215,215	$204,514
Tim Card obligation (note 6)	112,458	184,443
Accrued liabilities (note 6)	110,757	89,565
Advertising fund liabilities (note 12)	49,211	59,912
Short-term borrowings	—	30,000
Current portion of long-term obligations	18,243	17,782
Total current liabilities	505,884	586,216
Long-term obligations
Long-term debt (note 7)	1,294,880	843,020
Capital leases	125,468	121,049
Deferred income taxes	7,377	9,929
Other long-term liabilities	139,769	112,090
Total long-term obligations	1,567,494	1,086,088
Commitments and contingencies (note 10)
Equity
Equity of Tim Hortons Inc.
Common shares ($2.84 stated value per share), Authorized: unlimited shares. Issued: 132,576,171 and 141,329,010 shares, respectively	375,880	400,738
Common shares held in Trust, at cost: 315,932 and 293,816 shares, respectively	(14,806)	(12,924)
Contributed surplus	12,148	11,033
Retained earnings	154,569	474,409
Accumulated other comprehensive loss	(97,622)	(112,102)
Total equity of Tim Hortons Inc.	430,169	761,154
Noncontrolling interests (note 12)	907	365
Total equity	431,076	761,519
Total liabilities and equity	$2,504,454	$2,433,823
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands of Canadian dollars)

	Year-to-date period ended
	September 28, 2014	September 29, 2013
Cash flows provided from (used in) operating activities
Net income	$317,520	$326,440
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	121,163	110,447
Total return swaps (gain)	(26,509)	(11,037)
Stock-based compensation expense (note 11)	34,967	17,132
Deferred income taxes	224	(2,458)
Changes in operating assets and liabilities
Restricted cash and cash equivalents	90,992	50,020
Accounts receivable	(8,506)	(11,010)
Inventories and other	(18,666)	(7,913)
Accounts payable and accrued liabilities	(35,516)	(58,213)
Taxes	4,164	7,183
Settlement of interest rate forwards	(4,851)	—
Deposit with tax authorities	(1,721)	—
Other	(25,626)	17,561
Net cash provided from operating activities	447,635	438,152
Cash flows (used in) provided from investing activities
Capital expenditures	(138,950)	(132,726)
Capital expenditures – Advertising fund	(5,237)	(9,554)
Other investing activities	10,955	6,709
Net cash (used in) investing activities	(133,232)	(135,571)
Cash flows (used in) provided from financing activities
Repurchase of common shares	(527,640)	(242,222)
Dividend payments to common shareholders	(129,367)	(118,579)
Net proceeds from issuance of debt	448,299	—
Short-term (repayments) borrowings, net	(30,000)	—
Principal payments on long-term debt obligations	(12,139)	(12,901)
Other financing activities	(6,269)	(5,601)
Net cash (used in) financing activities	(257,116)	(379,303)
Effect of exchange rate changes on cash	1,384	1,460
(Decrease) in cash and cash equivalents	58,671	(75,262)
Cash and cash equivalents at beginning of period	50,414	120,139
Cash and cash equivalents at end of period	$109,085	$44,877

Supplemental disclosures of cash flow information:
Interest paid	$37,096	$23,259
Income taxes paid	$144,297	$117,418
Non-cash investing and financing activities:
Capital lease obligations incurred	$23,238	$25,217
See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(in thousands of Canadian dollars or thousands of common shares)

	Common Shares		Common Shares Held in the Trust				AOCI(1)
					Contributed Surplus	Retained Earnings	Translation Adjustment	Cash Flow Hedges	Total Equity THI	NCI(2)	Total Equity
	Number	$	Number	$	$	$	$	$	$	$	$
Balance as at December 30, 2012	153,405	$435,033	(317)	$(13,356)	$10,970	$893,619	$(135,438)	$(3,590)	$1,187,238	$2,853	$1,190,091
Repurchase of common shares(3)	(12,076)	(34,295)	(43)	(2,453)	—	(686,243)	—	—	(722,991)	—	(722,991)
Disbursed or sold from the Trust(4)	—	—	66	2,885	—	—	—	—	2,885	—	2,885
Stock-based compensation	—	—	—	—	63	(712)	—	—	(649)	—	(649)
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	31,333	(2,407)	28,926	—	28,926
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(2,000)	(2,000)	—	(2,000)
NCI transactions	—	—	—	—	—	(483)	—	—	(483)	483	—
Net income	—	—	—	—	—	424,369	—	—	424,369	4,280	428,649
Dividends and distributions, net	—	—	—	—	—	(156,141)	—	—	(156,141)	(7,251)	(163,392)
Balance as at December 29, 2013	141,329	$400,738	(294)	$(12,924)	$11,033	$474,409	$(104,105)	$(7,997)	$761,154	$365	$761,519
Repurchase of common shares(3)(6)	(8,753)	(24,858)	(59)	(3,549)	—	(502,781)	—	—	(531,188)	—	(531,188)
Disbursed or sold from the Trust(4)	—	—	37	1,667	—	—	—	—	1,667	—	1,667
Stock-based compensation	—	—	—	—	1,115	(214)	—	—	901	—	901
Other comprehensive income (loss) before reclassifications(5)	—	—	—	—	—	—	18,471	(1,771)	16,700	—	16,700
Amounts reclassified from AOCI(5)	—	—	—	—	—	—	—	(2,220)	(2,220)	—	(2,220)
NCI transactions	—	—	—	—	—	(268)	—	—	(268)	268	—
Net income	—	—	—	—	—	312,790	—	—	312,790	4,730	317,520
Dividends and distributions, net	—	—	—	—	—	(129,367)	—	—	(129,367)	(4,456)	(133,823)
Balance as at September 28, 2014	132,576	$375,880	(316)	$(14,806)	$12,148	$154,569	$(85,634)	$(11,988)	$430,169	$907	$431,076
________________

(1)	Accumulated other comprehensive income (“AOCI”).

(2)	Noncontrolling interests (“NCI”).

(3)	Amounts reflected in Retained earnings represent consideration in excess of the stated value.

(4)	Amounts are net of tax.

(5)	Amounts are net of tax (see note 9).

(6)
The 2014 share repurchase program, as described in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 (“Annual Report”), filed with the SEC and the CSA on February 25, 2014, commenced on February 28, 2014 and was due to terminate on February 27, 2015, or earlier if the $440.0 million or 10.0% share maximum was reached, or upon the occurrence of certain other termination events. Following the announcement on August 24, 2014 that the Company was in discussions with Burger King Worldwide, Inc. regarding a potential strategic transaction, the 2014 Program was terminated.

See accompanying Notes to the Condensed Consolidated Financial Statements.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to state fairly the Company’s financial position as at September 28, 2014, and the results of operations, comprehensive income and cash flows for the third quarters ended September 28, 2014 and September 29, 2013. These Condensed Consolidated Financial Statements should be read in conjunction with the audited 2013 Consolidated Financial Statements which are contained in our most recent Annual Report. The December 29, 2013 Condensed Consolidated Balance Sheet included herein was derived from the audited 2013 Consolidated Financial Statements, but does not include all of the year-end disclosures required by U.S. GAAP.
Stock-based compensation - performance stock units
In May 2014, the Company granted performance stock units ("PSUs") to certain of its employees. PSU payout levels will be based on two forward looking performance measures: return on assets and total shareholder return (see Note 15). PSUs are expensed on a straight-line basis over the relevant vesting period.
Proposed transaction with Burger King Worldwide, Inc.
On August 26, 2014, the Company announced that it had entered into a definitive agreement (the “Arrangement Agreement”) with Burger King Worldwide, Inc. (“Burger King”) and certain of its affiliates (see Note 15 for further information).
NOTE 2    INCOME TAXES
The effective income tax rate was 34.0% for the third quarter ended September 28, 2014 (third quarter fiscal 2013: 28.3%) and 30.3% for the year-to-date period ended September 28, 2014 (year-to-date period fiscal 2013: 27.3%). The increase in the effective tax rate for the 2014 quarter-to-date and year-to-date periods as compared to the respective 2013 periods is primarily due to Transaction-related costs (see Note 15), and to a lesser degree an increase in costs in 2014 related to the Company’s new long-term debt, for both of which a full tax benefit cannot be recognized.
NOTE 3    EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TIM HORTONS INC.

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income attributable to Tim Hortons Inc.	$98,131	$113,863	$312,790	$323,770
Weighted average shares outstanding for computation of basic earnings per common share attributable to Tim Hortons Inc. (in thousands)	132,439	150,342	134,817	152,379
Dilutive impact of restricted stock units (“RSUs”) and PSUs (in thousands)	219	264	243	285
Dilutive impact of stock options with tandem stock appreciation rights (“SARs”) (in thousands)	276	258	232	255
Weighted average shares outstanding for computation of diluted earnings per common share attributable to Tim Hortons Inc. (in thousands)	132,934	150,864	135,292	152,919
Basic earnings per common share attributable to Tim Hortons Inc.	$0.74	$0.76	$2.32	$2.12
Diluted earnings per common share attributable to Tim Hortons Inc.	$0.74	$0.75	$2.31	$2.12

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 4    NOTES RECEIVABLE, NET

	As at
	September 28, 2014			December 29, 2013
	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Franchise Incentive Program (“FIP”) notes(1)	$15,404	$(12,392)	$3,012	$16,677	$(13,668)	$3,009
Other notes receivable(3)	6,173	(594)	5,579	8,256	(649)	7,607
Notes receivable	$21,577	$(12,986)	8,591	$24,933	$(14,317)	10,616
Allowance			(1,537)			(1,502)
Notes receivable, net			$7,054			$9,114

Current portion, net			$6,482			$4,631
Long-term portion, net			$572			$4,483

	As at
	September 28, 2014			December 29, 2013
Class and Aging	Gross	VIEs(2)	Total	Gross	VIEs(2)	Total
Current status (FIP notes and other)	$6,974	$(1,271)	$5,703	$9,688	$(2,081)	$7,607
Past-due status < 90 days (FIP notes)	—	—	—	328	—	328
Past-due status > 90 days (FIP notes)	14,603	(11,715)	2,888	14,917	(12,236)	2,681
Notes receivable	$21,577	$(12,986)	$8,591	$24,933	$(14,317)	$10,616
Allowance			(1,537)			(1,502)
Notes receivable, net			$7,054			$9,114
________________

(1)
The Company has outstanding FIP arrangements with certain U.S. restaurant owners, which generally provided interest-free financing for the purchase of certain restaurant equipment, furniture, trade fixtures and signage.

(2)	The notes payable to the Company by VIEs are eliminated on consolidation, which reduces the Notes receivable, net recognized on the Condensed Consolidated Balance Sheet (see note 12).

(3)	Relates primarily to notes issued to vendors in conjunction with the financing of property sales, and on various equipment and other financing programs.
NOTE 5    INVENTORIES AND OTHER, NET

	As at
	September 28, 2014	December 29, 2013
Raw materials	$21,784	$22,789
Finished goods	91,346	69,348
	113,130	92,137
Inventory obsolescence provision	(2,057)	(1,754)
Inventories, net	111,073	90,383
Prepaids and other(1)	30,060	13,943
Total Inventories and other, net	$141,133	$104,326
(1) Includes fair value of the Total Return Swaps of $10.6 million (December 29, 2013: nil) and bearer deposit notes of $7.6 million (December 29, 2013: nil) (see Note 9). Amounts have been reclassified from Other assets since December 29, 2013.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 6	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable

	As at
	September 28, 2014	December 29, 2013
Accounts payable	$143,383	$142,131
Construction holdbacks and accruals	46,772	57,527
Transaction costs (note 15)	24,572	—
Corporate reorganization accrual	488	4,856
Total Accounts payable	$215,215	$204,514
Tim Card obligation

The decrease in our Tim Card obligation, and resulting decrease in Restricted cash and cash equivalents, is primarily driven by Tim Card redemptions, which can be seasonal, and to a much lesser extent, the recognition of breakage income. In addition, Restricted cash and cash equivalents decreased due to additional borrowings by the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (“Ad Fund”) (see note 12).
Accrued liabilities

	As at
	September 28, 2014	December 29, 2013
Salaries and wages	$26,312	$22,553
Taxes payable	18,730	14,542
De-branding accruals(1)	1,376	9,538
Other accrued liabilities(2)	64,339	42,932
Total Accrued liabilities	$110,757	$89,565
 ________________

(1)	Accruals related to Cold Stone Creamery® de-branding activity in Tim Hortons locations in Canada.

(2)
Includes accruals for contingent rent, current portion of the Maidstone Bakeries supply contract, deferred revenues, deposits, the current portion of deferred income taxes, and various equipment and other accruals.

NOTE 7	LONG-TERM DEBT
The Company offered Senior Unsecured Notes, Series 3, due April 1, 2019 (“Series 3 Notes”) on a private placement basis in the first quarter of 2014 for total net proceeds of $449.9 million, which included a discount of $0.1 million. A portion of the proceeds from the Series 3 Notes were used to retire the balance of our 364-day $400.0 million revolving bank facility. Please refer to Note 7, Long-term debt, in the interim financial statements for the quarter ended March 30, 2014, filed on Form 10-Q with the SEC and CSA on May 7, 2014, for further information.

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 8    FAIR VALUES
Financial assets and liabilities measured at fair value

	As at
	September 28, 2014		December 29, 2013
	Fair value hierarchy	Fair value asset (liability)(1)	Fair value hierarchy	Fair value asset (liability)(1)
Derivatives
Forward currency contracts(2)	Level 2	$4,264	Level 2	$4,181
Interest rate swap(3)	Level 2	(163)	Level 2	(49)
Interest rate forwards(4)	n/a	—	Level 2	285
Total return swaps (“TRS”)(5)	Level 2	47,902	Level 2	21,393
Total Derivatives		$52,003		$25,810
________________

(1)	The Company values its derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model.

(2)	The fair value of forward currency contracts is determined using prevailing exchange rates.

(3)	The fair value is estimated using discounted cash flows and market-based observable inputs, including interest rate yield curves and discount rates.

(4)	The interest rate forwards were settled as part of the issuance of the Series 3 Notes (see note 7).

(5)	The fair value of the TRS is determined using the Company’s common share closing price on the last business day of the fiscal period, as quoted on the Toronto Stock Exchange.
Other financial assets and liabilities not measured at fair value
As at September 28, 2014 and December 29, 2013, the carrying values of Cash and cash equivalents and Restricted cash and cash equivalents approximated their fair values due to the short-term nature of these investments. The following table summarizes the fair value and carrying value of other financial assets and liabilities that are not recognized at fair value on a recurring basis on the Condensed Consolidated Balance Sheet:

	As at
	September 28, 2014			December 29, 2013
	Fair value hierarchy	Fair value asset (liability)	Carrying value	Fair value hierarchy	Fair value asset (liability)	Carrying value
Bearer deposit notes(1)	Level 2	$42,520	$42,520	Level 2	$41,403	$41,403
Notes receivable, net(2)	Level 3	$7,054	$7,054	Level 3	$9,114	$9,114
Series 1 Notes(3)	Level 2	$(306,768)	$(300,934)	Level 2	$(315,519)	$(301,196)
Series 2 Notes(3)	Level 2	$(458,325)	$(449,901)	Level 2	$(445,419)	$(449,892)
Series 3 Notes(3)	Level 2	$(452,435)	$(449,887)	n/a	$—	$—
Advertising fund term debt(4)	Level 3	$(26,415)	$(26,415)	Level 3	$(30,189)	$(30,189)
Other debt(5)	Level 3	$(141,995)	$(75,651)	Level 3	$(126,548)	$(69,794)
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

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

NOTE 9    DERIVATIVES

	As at
	September 28, 2014				December 29, 2013
	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet	Asset	Liability	Net asset (liability)	Classification on Condensed Consolidated Balance Sheet
Derivatives designated as cash flow hedging instruments
Forward currency contracts(1)	$3,480	$—	$3,480	Accounts receivable, net	$4,181	$—	$4,181	Accounts receivable, net
Interest rate swap(2)	$—	$(163)	$(163)	Other long-term liabilities	$—	$(49)	$(49)	Other long-term liabilities
Interest rate forwards(3)	$—	$—	$—	n/a	$285	$—	$285	Accounts receivable, net
Derivatives not designated as hedging instruments
TRS (current)(4)	$10,609	$—	$10,609	Inventories and other, net	$—	$—	$—	n/a
TRS (long-term)(4)	$37,293	$—	$37,293	Other assets	$21,393	$—	$21,393	Other assets
Forward currency contracts(1)	$784	$—	$784	Accounts receivable, net	$—	$—	$—	n/a
________________

(1)	Notional value as at September 28, 2014 of $158.6 million (December 29, 2013: $154.0 million), with maturities ranging between October 2014 and April 2015; no associated cash collateral.

(2)	Notional value as at September 28, 2014 of $26.3 million (December 29, 2013: $30.0 million), with maturities through fiscal 2019; no associated cash collateral.

(3)	The interest rate forwards were settled in the first quarter of 2014 (notional amount at December 29, 2013: $90.0 million).

(4)
The notional value and associated cash collateral, in the form of bearer deposit notes (see note 8), was $42.3 million as at September 28, 2014 (December 29, 2013: $41.4 million). The TRS have maturities annually, in May, between fiscal 2015 and fiscal 2021.

		Third quarter ended September 28, 2014			Third quarter ended September 29, 2013
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$5,362	$(659)	$4,703	$(3,368)	$(2,300)	$(5,668)
Interest rate swap(3)	Interest (expense)	(6)	47	41	(83)	59	(24)
Interest rate forwards(4)	Interest (expense)	—	659	659	(7,235)	173	(7,062)
Total		5,356	47	5,403	(10,686)	(2,068)	(12,754)
Income tax effect	Income taxes	(1,422)	162	(1,260)	915	594	1,509
Net of income taxes		$3,934	$209	$4,143	$(9,771)	$(1,474)	$(11,245)

TIM HORTONS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

		Year-to-date period ended September 28, 2014			Year-to-date period ended September 29, 2013
Derivatives designated as cash flow hedging instruments(1)	Classification on Condensed Consolidated Statement of Operations	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)	Amount of gain (loss) recognized in OCI(2)	Amount of net (gain) loss reclassified to earnings	Total effect on OCI(2)
Forward currency contracts	Cost of sales	$4,847	$(5,548)	$(701)	$4,756	$(1,685)	$3,071
Interest rate swap(3)	Interest (expense)	(264)	150	(114)	(128)	139	11
Interest rate forwards(4)	Interest (expense)	(5,136)	1,744	(3,392)	(7,235)	519	(6,716)
Total		(553)	(3,654)	(4,207)	(2,607)	(1,027)	(3,634)
Income tax effect	Income taxes	(1,218)	1,434	216	(1,226)	410	(816)
Net of income taxes		$(1,771)	$(2,220)	$(3,991)	$(3,833)	$(617)	$(4,450)
_______________

(1)	Excludes amounts related to ineffectiveness, as they were not significant.

(2)	Other comprehensive income (“OCI”).

(3)	The Ad Fund entered into an amortizing interest rate swap to fix a portion of the interest expense on its term debt.

(4)	The Company entered into and settled interest rate forwards relating to the issuance of its long-term debt.

Derivatives not designated as cash flow hedging instruments	Classification on Condensed Consolidated Statement of Operations	Third quarter ended		Year-to-date period ended
		September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
TRS	General and administrative expenses	$(30,756)	$(2,802)	$(26,509)	$(11,037)
Forward currency contracts	Cost of sales	(741)	85	(574)	(264)
Forward currency contracts	Other (income) expense	(1,175)	—	(535)	—
Total loss (gain), net		$(32,672)	$(2,717)	$(27,618)	$(11,301)
NOTE 10    COMMITMENTS AND CONTINGENCIES
The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. As of the date hereof, the Company believes that the ultimate resolution of such matters will not materially affect the Company’s financial condition and earnings.
NOTE 11    STOCK-BASED COMPENSATION

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
RSUs and PSUs	$1,551	$1,510	$4,207	$5,090
Stock options and tandem SARs	27,490	2,573	25,626	9,912
Deferred share units (“DSUs”)	5,040	514	5,134	2,130
Total stock-based compensation expense(1)	$34,081	$4,597	$34,967	$17,132
TRS (gain)(2)	$(30,756)	$(2,802)	$(26,509)	$(11,037)
________________

(1)	Primarily included in General and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
The Company has entered into TRS contracts as economic hedges, covering 1,027,000 of the Company’s underlying common shares (September 29, 2013: 1,008,000), which represents a portion of its outstanding stock options with tandem SARs, and substantially all of its cash obligation related to DSUs. See note 9 for the revaluation of the TRS contracts.

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
(in thousands of Canadian dollars)

NOTE 12    VARIABLE INTEREST ENTITIES
VIEs for which the Company is the primary beneficiary

The revenues and expenses associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	Third quarter ended
	September 28, 2014			September 29, 2013
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$94,129	$—	$94,129	$96,049	$—	$96,049
Advertising levies	—	2,979	2,979	—	2,865	2,865
Total revenues	94,129	2,979	97,108	96,049	2,865	98,914
Cost of sales	92,183	—	92,183	94,302	—	94,302
Operating expenses	—	2,761	2,761	—	2,379	2,379
Asset impairment(3)	—	—	—	441	—	441
Operating income	1,946	218	2,164	1,306	486	1,792
Interest expense	—	218	218	—	486	486
Income before taxes	1,946	—	1,946	1,306	—	1,306
Income taxes	344	—	344	214	—	214
Net income attributable to noncontrolling interests	$1,602	$—	$1,602	$1,092	$—	$1,092

	Year-to-date period ended
	September 28, 2014			September 29, 2013
	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs	Restaurant VIEs(1)	Advertising fund VIEs(2)	Total VIEs
Sales	$271,838	$—	$271,838	$276,273	$—	$276,273
Advertising levies	—	8,877	8,877	—	7,965	7,965
Total revenues	271,838	8,877	280,715	276,273	7,965	284,238
Cost of sales	266,038	—	266,038	272,648	—	272,648
Operating expenses	—	8,227	8,227	—	6,771	6,771
Asset impairment(3)	—	—	—	441	—	441
Operating income	5,800	650	6,450	3,184	1,194	4,378
Interest expense	33	650	683	—	1,194	1,194
Income before taxes	5,767	—	5,767	3,184	—	3,184
Income taxes	1,037	—	1,037	514	—	514
Net income attributable to noncontrolling interests	$4,730	$—	$4,730	$2,670	$—	$2,670
______________

(1)	Includes rents, royalties, advertising expenses and product purchases from the Company which are eliminated upon the consolidation of these VIEs.

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands of Canadian dollars)

The assets and liabilities associated with the Company’s consolidated Non-owned restaurants and advertising funds presented on a gross basis, prior to consolidation adjustments, are as follows:

	As at
	September 28, 2014		December 29, 2013
	Restaurant VIEs(1)	Advertising fund VIEs	Restaurant VIEs(1)	Advertising fund VIEs
Cash and cash equivalents	$7,717	$—	$7,773	$—
Advertising fund restricted assets – current	—	57,230	—	39,783
Other current assets	6,892	—	7,155	—
Property and equipment, net	15,134	62,877	20,471	70,485
Other long-term assets	91	746	370	1,271
Total assets	$29,834	$120,853	$35,769	$111,539
Notes payable to Tim Hortons Inc. – current(2)(3)	$12,492	$8,222	$13,689	$3,040
Advertising fund liabilities – current	—	49,211	—	59,913
Other current liabilities(4)	10,509	5,254	11,706	5,253
Notes payable to Tim Hortons Inc. – long-term(2)(3)	494	34,943	628	15,200
Long-term debt(4)	—	21,384	—	25,157
Other long-term liabilities	5,432	1,839	9,381	2,976
Total liabilities	28,927	120,853	35,404	111,539
Equity of VIEs	907	—	365	—
Total liabilities and equity	$29,834	$120,853	$35,769	$111,539
______________

(1)	The Company consolidated 317 Non-owned restaurants as at September 28, 2014 (December 29, 2013: 331).

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

(4)
Includes $26.4 million of Advertising fund VIEs debt with a Canadian financial institution relating to the Expanded Menu Board Program (December 29, 2013: $30.2 million), of which $5.0 million is recognized in Other current liabilities (December 29, 2013: $5.0 million) with the remainder recognized as Long-term debt.

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

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues(1)
Canada	$747,692	$676,006	$2,092,476	$1,927,361
U.S.	60,099	47,019	163,152	132,687
Corporate services	4,256	3,414	13,561	12,743
Total reportable segments	812,047	726,439	2,269,189	2,072,791
VIEs	97,108	98,914	280,715	284,238
Total	$909,155	$825,353	$2,549,904	$2,357,029
Operating Income (Loss)
Canada	$196,204	$179,597	$538,536	$500,178
U.S.(2)	7,436	2,717	21,047	6,214
Corporate services	(9,709)	(14,325)	(32,284)	(26,414)
Total reportable segments	193,931	167,989	527,299	479,978
VIEs(2)	2,164	1,792	6,450	4,378
Transaction costs (note 15)	(27,289)	—	(27,289)	—
Corporate reorganization expenses	—	(953)	—	(11,032)
Consolidated Operating Income	168,806	168,828	506,460	473,324
Interest, Net	(17,639)	(8,487)	(50,848)	(24,353)
Income before income taxes	$151,167	$160,341	$455,612	$448,971
________________

(1)	There are no inter-segment revenues included in the above table.

(2)
In fiscal 2013, the Company recognized an asset impairment charge in the U.S. related to certain non-core and non-priority markets, of which $2.5 million was recognized in the U.S. segment and $0.4 million related to consolidated VIEs.

Consolidated Sales comprise the following:

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales
Distribution sales	$534,456	$473,641	$1,498,571	$1,373,389
Company-operated restaurant sales	6,201	6,090	19,236	18,567
Sales from VIEs	94,129	96,049	271,838	276,273
Total Sales	$634,786	$575,780	$1,789,645	$1,668,229

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
NOTE 15    PROPOSED TRANSACTION WITH BURGER KING
On August 26, 2014, the Company announced that it had entered into the Arrangement Agreement with Burger King and certain of its affiliates. Pursuant to and subject to the terms and conditions of the Arrangement Agreement, the transaction (“Transaction”) will result in Burger King and Tim Hortons being indirect subsidiaries of a newly formed Canadian company, 9060669 Canada Inc. (“Holdings”, formerly known as 1011773 B.C. Unlimited Liability Company). The Transaction has been unanimously approved by the Board of Directors of the Company as well as the Board of Directors of Burger King.
Company shareholders will receive, for each Company common share held, at the election of such holder: (a) C$65.50 in cash and 0.8025 common shares of Holdings (the “Arrangement Mixed Consideration”); (b) C$88.50 in cash (the “Arrangement Cash Consideration”); or (c) 3.0879 common shares of Holdings (the “Arrangement Share Consideration”). Common shares of the Corporation with respect to which no election is made will receive the Arrangement Mixed Consideration. Shareholders who elect to receive the Arrangement Cash Consideration or the Arrangement Share Consideration will be subject to proration in accordance with the Arrangement Agreement so that the total amount of cash paid and the total number of common shares of Holdings issued to the Corporation’s shareholders as a whole are equal to the total amount of cash and number of common shares of Holdings that would have been paid and issued if all of the Corporation’s shareholders received the Arrangement Mixed Consideration.
For a Company shareholder electing the Arrangement Mixed Consideration, the value of the consideration received will depend on the price per share of Burger King’s common shares at the time the Transaction is completed. Based on Burger King’s unaffected closing stock price as of August 22, 2014, this represented total value per Company share of $89.39 and based on Burger King’s closing stock price as of August 25, 2014, this represented total value per Company share of $94.05.
The Transaction is subject to customary closing conditions, including, among others, approval by the Company’s shareholders, approval by the Ontario Superior Court of Justice and regulatory approvals. An interim order of the Ontario Superior Court of Justice with respect to the Transaction was issued on November 3, 2014. The approval of Tim Hortons shareholders will be sought at a special meeting of shareholders, for shareholders of record on November 3, 2014. The special meeting is scheduled to be held on December 9, 2014 at the Tim Hortons Innovation Centre, 226 Wyecroft Road in Oakville, Ontario. As 3G Capital currently owns approximately 70.0% of the shares of Burger King and has committed to vote in favour of the Transaction, no stockholder vote is required of Burger King stockholders. The closing of the Transaction is currently anticipated to occur in late 2014 or early 2015.
Upon termination of the Transaction under certain circumstances, the Company may be required to pay Burger King a termination fee of $345.0 million, or Burger King may be required to pay the Company a termination fee of $500.0 million. In addition, if the Company’s shareholders do not approve the Transaction, the Company may be required to pay Burger King a reimbursement fee of $40.0 million.
Certain of the Company’s arrangements and agreements will be impacted by the proposed Transaction, including the Senior Notes included in our Long-term debt, certain agreements with executives, and our outstanding equity awards. For a full description of the impact of the Transaction on the Company, please refer to Amendment No. 4 to the Registration Statement on Form S-4, filed with the SEC on November 3, 2014, by New Red Canada Limited Partnership (“Partnership”, formerly known as New Red Canada Partnership) and Holdings, which is available on the SEC’s EDGAR filing system. The Form S-4 as amended, was declared effective by the SEC on November 5, 2014. Final versions of all documents for use in connection with a special meeting of shareholders of the Company to seek shareholder approval of the Transaction will be filed by the Company on SEDAR and on EDGAR, including the draft management proxy circular, in accordance with applicable corporate and securities laws in Canada and the United States.
The Company has incurred Transaction-related costs of $27.3 million in the year-to-date period ended September 28, 2014, primarily comprised of professional fees to financial and legal advisors.

TIM HORTONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the fiscal 2013 Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 29, 2013 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (“CSA”) on February 25, 2014, and the Condensed Consolidated Financial Statements and accompanying Notes included in our Interim Report on Form 10-Q for the quarter ended September 28, 2014 filed with the SEC and the CSA on November 6, 2014. All amounts are expressed in Canadian dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts, but reflect our current expectations regarding future results. These forward-looking statements include information regarding our future economic and sales performance, strategic plan, operating results and outlook based on current expectations, including the Transaction (as defined below), assumptions and information, including information about our restaurant development plans, same-store sales expectations, earnings performance, capitalization alternatives, targets and operational initiatives. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to Item 1A. “Risk Factors” in Part I of our Annual Report and set forth in our Safe Harbor Statement and attached hereto, as well as additional risks described herein under Item 1A and elsewhere, for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.
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
Executive Overview
Both the Canadian and U.S. economies showed positive progress in the third quarter of 2014, and we achieved significant sales progression in the third quarter of 2014, as our systemwide sales grew by 7.5% on a constant currency basis, driven by same-store sales growth and new restaurant development.
In the third quarter of 2014, same-store sales growth of 3.5% in Canada and 6.8% in the U.S. was driven primarily by increases in average cheque, with the U.S. also benefiting from an increase in transactions. In the year-to-date period of 2014, same-store sales growth of 2.6% in Canada, and 4.8% in the U.S., was driven by increases in average cheque.

On August 26, 2014, the Company announced that it had entered into a definitive agreement (the “Arrangement Agreement”) with Burger King Worldwide, Inc. (“Burger King”) and certain of its affiliates. Pursuant to and subject to the terms and conditions of the Arrangement Agreement, the proposed transaction (“Transaction”) will result in Burger King and Tim Hortons being indirect subsidiaries of a newly formed Canadian company. As a result of the proposed Transaction, the Company has recognized transaction costs of $27.3 million in the year-to-date period ending September 28, 2014, comprised primarily of professional fees paid to financial and legal advisors. Please refer to Item 1. Financial Statements—Note 15 Proposed Transaction with Burger King for more information.
Operating income in the third quarter of 2014 was flat compared to the third quarter of 2013, while adjusted operating income (refer to non-GAAP table on page 20) increased 15.5%. Growth in adjusted operating income was primarily driven by systemwide sales growth, resulting in an increase in supply chain and rents and royalties income. Year-to-date in 2014, operating income increased 7.0%, while adjusted operating income (refer to non-GAAP table on page 20) increased 10.2%, compared to the year-to-date period of 2013. Similar to the quarter, year-to-date systemwide sales growth drove an increase in both rents and royalties and supply chain income. Partially offsetting these growth factors were increased general and administrative expenses, and the timing of expenses related to our CIBC Visa co-branded loyalty rewards credit card (the “Double DoubleTM Card”). We continue to expect the launch of our Double Double Card to be cost-neutral on operating income over fiscal 2014.
Net income attributable to Tim Hortons Inc. (“net income”) decreased 13.8% in the third quarter of 2014, which was significantly impacted by Transaction costs, for which a full tax benefit cannot be recognized, compared to the third quarter of 2013. In the year-to-date period of 2014, net income decreased 3.4%, which again was significantly impacted by Transaction costs, for which a full tax benefit cannot be recognized, compared to the year-to-date period of 2013, which was impacted by Corporate reorganization costs. Aside from the items noted, the change in both periods was due primarily to higher operating income, as discussed above, partially offset by the effect of our recapitalization, which generated higher interest expense and a higher effective tax rate.
Diluted earnings per share attributable to Tim Hortons Inc. (“EPS”) was $0.74 in the third quarter of 2014, which was negatively impacted by approximately $0.21 due to Transaction costs, compared to $0.75 in the third quarter of 2013. Adjusted EPS (refer to non-GAAP table on page 20) was $0.95, an increase of 25.2% compared to the third quarter of 2013. EPS was $2.31 in the year-to-date period of 2014, which was negatively impacted by approximately $0.21 due to Transaction costs, compared to $2.12 in the year-to-date period of 2013, which was negatively impacted by approximately $0.06 due to Corporate reorganization costs. Adjusted EPS (refer to non-GAAP table on page 20) increased 16.0% in the year-to-date period of 2014 compared to the year-to-date period of 2013. Adjusted EPS growth in both periods was driven by strong operating performance, as well as the impact of our recapitalization, the proceeds of which were primarily used for our expanded share repurchase program, which resulted in a lower number of shares outstanding.
Selected Operating and Financial Highlights

	Third quarter ended		Year-to-date ended
($ in millions, except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Systemwide sales growth(1)	7.5%	5.3%	6.4%	4.5%
Same-store sales growth(2)
Canada	3.5%	1.7%	2.6%	0.9%
U.S.	6.8%	3.0%	4.8%	1.3%
Systemwide restaurants	4,590	4,350	4,590	4,350
Revenues	$909.2	$825.4	$2,549.9	$2,357.0
Operating income	$168.8	$168.8	$506.5	$473.3
Adjusted operating income(3)	$196.1	$169.8	$533.7	$484.4
Net income attributable to Tim Hortons Inc.	$98.1	$113.9	$312.8	$323.8
Diluted EPS	$0.74	$0.75	$2.31	$2.12
Adjusted Diluted EPS(3)	$0.95	$0.76	$2.52	$2.17
Weighted average number of common shares outstanding – Diluted (in millions)	132.9	150.9	135.3	152.9
________________

(1)
Total systemwide sales growth is determined using a constant exchange rate to exclude the effects of foreign currency translation. Foreign currency sales are converted into Canadian dollar amounts using the average exchange rate of the base year for the period covered. Systemwide sales growth excludes sales from our Republic of Ireland and United Kingdom licensed locations. Systemwide sales growth in Canadian dollars, including the effects of foreign currency translation, was 7.9% and 5.7% for the third quarters of 2014 and 2013, respectively, and 7.0% and 4.7% for the year-to-date periods of 2014 and 2013, respectively.

(2)	Same-store sales growth represents the average growth in retail sales at restaurants (franchised and Company-operated restaurants) operating systemwide that have been open for 13 or more months.

(3)
Adjusted operating income and adjusted diluted EPS (“adjusted EPS”) are non-GAAP measures. See below for reconciliation of adjusting items used to calculate adjusted operating income and adjusted EPS. Management uses adjusted operating income and adjusted EPS to assist in the evaluation of year-over-year performance and believes that it will be helpful to investors to better evaluate underlying operational growth rates. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. The Company’s use of the term adjusted operating income and adjusted EPS may differ from similar measures reported by other companies. Adjusted operating income and adjusted EPS should not be considered a measure of income generated by our business. The reconciliations of operating income and diluted EPS, which are GAAP measures, to adjusted operating income and adjusted diluted EPS, which are non-GAAP measures, are set forth in the table below:

	Third quarter ended				Year-to-date periods ended
	September 28, 2014	September 29, 2013	Change		September 28, 2014	September 29, 2013	Change
			$	%			$	%
	($ in millions)
Operating income	$168.8	$168.8	$—	—%	$506.5	$473.3	$33.1	7.0%
Add: Transaction costs	27.3	—	27.3	n/m	27.3	—	27.3	n/m
Add: Corporate reorganization expenses	—	1.0	(1.0)	n/m	—	11.0	(11.0)	n/m
Adjusted operating income	$196.1	$169.8	$26.3	15.5%	$533.7	$484.4	$49.4	10.2%

	Third quarter ended				Year-to-date periods ended
	September 28, 2014	September 29, 2013	Change		September 28, 2014	September 29, 2013	Change
			$	%			$	%
	($ per share)
Diluted EPS	0.74	0.75	(0.02)	(2.2)%	$2.31	$2.12	$0.19	9.2%
Add: Transaction costs	0.21	—	0.21	n/m	0.21	—	0.21	n/m
Add: Corporate reorganization expenses	—	0.01	(0.01)	n/m	—	0.06	(0.06)	n/m
Adjusted diluted EPS	$0.95	$0.76	$0.19	25.2%	2.52	2.17	0.35	16.0%
________________
All numbers rounded
n/m    Not meaningful
Temporary Foreign Worker Program
A substantial portion of our earnings come from royalties, rents, and other amounts paid by restaurant owners, who operate substantially all of our restaurants. In April 2014, the Federal Government of Canada imposed a moratorium on the food service sector’s access to the Temporary Foreign Workers Program (“TFWP”). On June 20, 2014, the Federal Government of Canada lifted the moratorium but announced reforms that are expected to have the net effect of restricting or reducing access to the TFWP in most markets where it existed previously. Access to labour through use of the TFWP, in some markets, particularly in parts of western Canada, has been an important tool to help our restaurant owners fill labour shortages where Canadian citizen and permanent resident employees are not sufficient. While the Company and our restaurant owners continue to pursue strategies to address the government’s TFWP policy changes, the reforms may result in less restaurant development and reduced hours of operation in certain markets, and increases in labour or other costs to our owners. For further information, please refer to Item 1A. Risk Factors of our Annual Report.

New Restaurant Development
The opening of restaurants in new and existing markets in Canada and the U.S. has been a significant contributor to our growth. Set forth in the table below is a summary of restaurant openings and closures:

	Third quarter ended September 28, 2014			Third quarter ended September 29, 2013
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	30	11	41	30	4	34
Restaurants closed	(6)	—	(6)	(2)	—	(2)
Net change	24	11	35	28	4	32
U.S.
Restaurants opened	10	—	10	12	1	13
Restaurants closed	(7)	—	(7)	(2)	(1)	(3)
Net change	3	—	3	10	—	10
International (GCC)
Restaurants opened	6	—	6	4	—	4
Total Company
Restaurants opened	46	11	57	46	5	51
Restaurants closed	(13)	—	(13)	(4)	(1)	(5)
Net change	33	11	44	42	4	46

	Year-to-date period ended September 28, 2014			Year-to-date period ended September 29, 2013
	Full-serve Standard and Non-standard	Self-serve Kiosks	Total	Full-serve Standard and Non-standard	Self-serve Kiosks	Total
Canada
Restaurants opened	75	18	93	71	8	79
Restaurants closed	(16)	—	(16)	(14)	(1)	(15)
Net change	59	18	77	57	7	64
U.S.
Restaurants opened	22	—	22	24	2	26
Restaurants closed	(12)	—	(12)	(9)	(4)	(13)
Net change	10	—	10	15	(2)	13
International (GCC)
Restaurants opened	18	—	18	9	—	9
Total Company
Restaurants opened	115	18	133	104	10	114
Restaurants closed	(28)	—	(28)	(23)	(5)	(28)
Net change	87	18	105	81	5	86

Systemwide Restaurant Count

	As at
	September 28, 2014	December 29, 2013	September 29, 2013
Canada
Company-operated	15	14	15
Franchised – standard and non-standard	3,498	3,440	3,354
Franchised – self-serve kiosk	152	134	131
Total	3,665	3,588	3,500
% Franchised	99.6%	99.6%	99.6%
U.S.
Company-operated	3	2	3
Franchised – standard and non-standard	685	676	637
Franchised – self-serve kiosks	181	181	177
Total	869	859	817
% Franchised	99.7%	99.8%	99.6%
International (GCC)
Franchised – standard and non-standard	56	38	33
% Franchised	100.0%	100.0%	100.0%
Total system
Company-operated	18	16	18
Franchised – standard and non-standard	4,239	4,154	4,024
Franchised – self-serve kiosks	333	315	308
Total	4,590	4,485	4,350
% Franchised	99.6%	99.6%	99.6%
Segment Operating Income
Our segments consist of the Canadian and U.S. business units, and Corporate Services (see Item 1. Financial Statements—Note 13 Segment Reporting for further information). Set forth in the table below is the operating income (loss) of our reportable segments:

	Third quarter ended				Year-to-date period ended
	September 28, 2014	September 29, 2013	Change		September 28, 2014	September 29, 2013	Change
			$	%			$	%
	($ in millions)
Canada	$196.2	$179.6	$16.6	9.2%	$538.5	$500.2	$38.4	7.7%
U.S.	$7.4	$2.7	$4.7	n/m	$21.0	$6.2	$14.8	n/m
Corporate services	$(9.7)	$(14.3)	$4.6	n/m	$(32.3)	$(26.4)	$(5.9)	n/m
________________
All numbers rounded
n/m    Not meaningful

Canada
Operating income increased 9.2% in the third quarter of 2014 compared to the third quarter of 2013. Systemwide sales growth of 6.9%, driven by same-store sales growth of 3.5% and the incremental sales from new restaurants year-over-year, resulted in higher rents and royalties income and a higher allocation of supply chain income, including favourable product margin variability. Canada also benefited from lower general and administrative expenses, as breakage income recognized related to our Tim Card obligation (refer to Results of Operations—General and administrative expenses) and lower Cold Stone Creamery promotional expenses, were partially offset by Tim Card program costs, increased salaries and benefits driven by higher performance-related accruals and fewer vacancies in the organization, as well as expenses related to our 50th anniversary restaurant owner convention. We expect the expenses related to our 50th anniversary restaurant owner convention to be primarily offset by lower franchisee meeting costs in the fourth quarter of 2014.
Same-store sales growth in the third quarter of 2014 was driven by an increase in average cheque, resulting from pricing and favourable product mix, partially offset by a modest decline in same-store transactions. We continued to grow total systemwide transactions. In Canada, the gain in average cheque was driven by increased sales in both our breakfast and lunch dayparts, aided in part by the introduction of our Spicy Crispy Chicken Sandwich, as well as sales of baked goods, which benefited from sales of specialty donuts. Our Dark Roast coffee blend, which was introduced systemwide towards the end of the third quarter of 2014, also proved popular amongst our guests.
For the year-to-date period of 2014, operating income increased 7.7% compared to the year-to-date period of 2013. Operating income growth was driven primarily by systemwide sales growth of 5.8% in the year-to-date period of 2014, resulting from the net addition of new restaurants and same-store sales growth of 2.6%. Same-store sales growth in the year-to-date period of 2014 was driven by an increase in average cheque, resulting from favourable product mix and pricing, partially offset by a decline in same-store transactions. Systemwide sales growth resulted in higher rents and royalties income and a higher allocation of supply chain income. Canada also benefited from lower general and administrative expenses, due to the same factors impacting the quarter.
U.S.
Operating income was $7.4 million in the third quarter of 2014, a significant increase of $4.7 million compared to the third quarter of 2013. The third quarter of 2013 included the recognition of an asset impairment charge of $2.5 million. Systemwide sales growth of 12.8% was driven by same-store sales growth of 6.8%, and the incremental sales from the net addition of new restaurants. Systemwide sales growth led to growth in rents and royalties revenues, and same-store sales growth continued to drive a significant reduction in relief from restaurants open 13 months or more. We continued to note lower relief due to specific relief reduction measures, which began in the second half of 2013, and the closure of certain underperforming restaurants in the fourth quarter of 2013. Partially offsetting the growth in rents and royalties income were higher general and administrative expenses, due to increased salaries and benefits as a result of increased performance-related accruals, and the timing of expenses related to our 50th anniversary restaurant owner convention. Foreign currency translation increased U.S. operating income by approximately $0.2 million year-over-year.
In the third quarter of 2014, same-store sales growth was driven by gains in average cheque resulting from favourable product mix and pricing, and to a lesser extent, an increase in same-store transactions. We continued to grow total systemwide transactions. Our same-store sales growth in the third quarter of 2014 continued to benefit from increased sales in our breakfast daypart and cold beverage category, as a result of continued product innovation. Increased sales of coffee and hot beverages in the U.S., also contributed to same-store sales growth in the third quarter of 2014. Our Dark Roast coffee blend, which was introduced systemwide towards the end of the third quarter of 2014, also proved popular amongst our guests.
For the year-to-date period of 2014, operating income was $21.0 million, an increase of $14.8 million compared to the year-to-date period of 2013. The year-to-date period of 2013 included the recognition of an asset impairment charge of $2.5 million. Systemwide sales growth of 11.1% was driven by incremental sales from the net addition of new restaurants and same-store sales growth of 4.8%, due to an increase in average cheque resulting from favourable product mix and pricing, partially offset by a decrease in same-store transactions. Similar to the third quarter of 2014, systemwide sales growth led to growth in rents and royalties revenues, and same-store sales growth led to a significant reduction in relief from restaurants open 13 months or more, due in part to specific relief reduction measures and certain limited restaurant closures. Rents and royalties income also benefited slightly from favourable lease termination settlements in connection with such restaurant closures. This growth was partially offset by higher operating expenses, due to an overall increase in the number of properties owned or leased. A higher supply chain allocation, driven primarily by systemwide sales growth, also contributed to U.S. operating income growth. Foreign currency translation increased U.S. operating income by approximately $1.3 million year-over-year.
In October 2014, consistent with our strategic plan, we signed an additional area development agreement to develop approximately 10 restaurants in New Jersey over a five-year term. Since the fourth quarter of 2013, we have signed a total of seven agreements to develop approximately 145 standard and non-standard restaurants over the next 10 years in different U.S. markets.
Corporate services
Our Corporate services segment had an operating loss of $9.7 million in the third quarter of 2014, compared to an operating loss of $14.3 million in the third quarter of 2013. The improvement in our Corporate services segment was driven by our supply chain, due to the reversal of unfavourable product margins in the third quarter of 2014 recognized in the first half of 2014, compared to unfavourable product margins recognized in the third quarter of 2013. This was partially offset by increased corporate costs as a result of higher salaries and benefits, primarily driven by increased performance-related accruals, and higher professional fees related to strategic initiatives in the third quarter of 2014 compared to the third quarter of 2013.
Year-to-date in 2014, our Corporate services segment had an operating loss of $32.3 million, compared to an operating loss of $26.4 million in the year-to-date period of 2013. The increase was primarily driven by increased corporate costs as a result of higher salaries and benefits, driven by both increased performance-related accruals and fewer vacancies in the organization, as well as higher professional fees related to strategic initiatives.
Results of Operations

	Third quarter ended				Year-to-date period ended
	September 28, 2014	September 29, 2013	Change(1)		September 28, 2014	September 29, 2013	Change(1)
			$	%			$	%
	($ in millions)
Revenues
Sales	$634.8	$575.8	$59.0	10.2%	$1,789.6	$1,668.2	$121.4	7.3%
Franchise revenues:
Rents and royalties(2)	230.4	212.1	18.3	8.6%	654.8	608.9	46.0	7.6%
Franchise fees	44.0	37.5	6.5	17.4%	105.4	79.9	25.5	31.9%
Total revenues	909.2	825.4	83.8	10.2%	2,549.9	2,357.0	192.9	8.2%
Costs and expenses
Cost of sales	545.1	501.9	43.2	8.6%	1,545.8	1,452.3	93.5	6.4%
Operating expenses	86.3	78.3	8.0	10.2%	252.0	231.0	20.9	9.1%
Franchise fee costs	43.6	37.9	5.7	15.1%	106.2	83.7	22.4	26.8%
General and administrative expenses	41.7	38.8	2.9	7.5%	121.1	115.5	5.6	4.9%
Equity (income)	(4.0)	(4.1)	—	(0.9)%	(11.4)	(11.3)	—	0.2%
Transaction costs	27.3	—	27.3	n/m	27.3	—	27.3	n/m
Corporate reorganization expenses	—	1.0	(1.0)	n/m	—	11.0	(11.0)	n/m
Asset impairment	—	2.9	(2.9)	n/m	—	2.9	(2.9)	n/m
Other expense (income), net	0.5	(0.1)	0.5	n/m	2.5	(1.4)	3.9	n/m
Total costs and expenses	740.3	656.5	83.8	12.8%	2,043.4	1,883.7	159.7	8.5%
Operating income	$168.8	$168.8	$—	—%	$506.5	$473.3	$33.1	7.0%
Operating income %	18.6%	20.5%			19.9%	20.1%

Interest (expense)	(18.5)	(9.4)	(9.1)	n/m	(53.8)	(27.0)	(26.9)	n/m
Income tax rate	34.0%	28.3%			30.3%	27.3%
_____________
All numbers rounded
n/m    Not meaningful

(1)
The financial results of our U.S. segment are denominated in U.S. dollars and translated into Canadian dollars for consolidated reporting purposes. While foreign currency translation, primarily related to the Canadian dollar relative to the U.S. dollar, impacted individual revenue and expense items in the third quarter of 2014 and the year-to-date period of 2014, it did not have a significant impact on operating income.

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

	Third quarter ended		Year-to-date period ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Franchised restaurant sales	(in millions)
Canada (Canadian dollars)	$1,702.1	$1,591.8	$4,836.3	$4,571.1
U.S. (U.S. dollars)	$165.5	$146.5	$477.5	$429.2
Revenues
Sales
In the third quarter and year-to-date period of 2014, the growth in sales compared to the respective 2013 periods was driven primarily by increased distribution sales, partially offset by a decrease in sales from variable interest entities (“VIEs”).
Distribution sales. Distribution sales were $534.5 million in the third quarter of 2014, compared to $473.6 million in the third quarter of 2013. The increase of $60.8 million, or 12.8%, was driven by systemwide sales growth, which contributed approximately 6.0% of the increase. Favorable product mix and, to a lesser extent, commodity-related pricing, contributed substantially all of the remaining increase. Sales of our single-serve products through to the grocery channel also contributed to the growth in distribution sales. Foreign currency translation increased distribution sales by approximately 0.3%.
For the year-to-date period of 2014, distribution sales were $1,498.6 million, an increase of $125.2 million, or 9.1%, compared to the year-to-date period of 2013. Similar to the quarter, the increase was driven primarily by systemwide sales growth, which contributed approximately 5.5% of the increase, with favourable product mix contributing substantially all of the remaining increase. Foreign currency translation increased distribution sales by approximately 0.6%.
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
The current market price of coffee, a key commodity for the Company, has recently experienced increases. Our purchase commitments to the end of fiscal 2014 reflect previous lower market coffee pricing, however, beginning in fiscal 2015, our purchase commitments are reflective of the elevated market price of coffee. As noted above, changes in underlying costs are largely passed through to restaurant owners, and we and our restaurant owners have some ability to increase product pricing to offset any rises in commodity prices, subject to restaurant owner and guest acceptance. Notwithstanding the foregoing, while it is not our current practice, we may choose not to pass along all price increases to our restaurant owners, which could have a more significant effect on our business and results of operations than if we pass along all, or a large portion of, increases to our restaurant owners. For a full description of the related risk factors, please refer to Item 1A. Risk Factors of our Annual Report.
Variable interest entities’ sales. VIEs’ sales were $94.1 million in the third quarter of 2014, a decrease of 2.0% compared to the third quarter of 2013. In the year-to-date period of 2014, VIEs’ sales were $271.8 million, a decrease of 1.6% compared to the year-to-date period of 2013. The decrease in both periods was driven primarily by the decrease, on average, of 27 fewer VIEs in the third quarter of 2014 and 24 fewer in the year-to-date period of 2014 compared to the respective 2013 periods. The decrease was partially offset by higher sales at consolidated restaurants, and foreign currency translation, which increased VIEs’ sales by 1.4% in the third quarter of 2014 and 2.9% in the year-to-date period of 2014.
The number of consolidated Non-owned restaurants has decreased slightly since the end of fiscal 2013. The following table outlines the number of consolidated Non-owned restaurants, on average, and at the end of each respective period:

	Third quarter ended		Year-to-date period ended		As at
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	December 29, 2013
	Average		Average
Canada	106	117	106	117	109	106
U.S.	212	228	220	233	208	225
Total	318	345	326	350	317	331

Franchise Revenues
Rents and Royalties. Revenue from rents and royalties increased 8.6% in the third quarter of 2014 compared to the third quarter of 2013, and in the year-to-date period of 2014, revenue from rents and royalties increased 7.6% compared to the year-to-date period of 2013. The increase in both periods was driven by systemwide sales growth, including a reduction in relief, primarily in the U.S., which collectively contributed approximately 8.2% in the third quarter of 2014 and 6.8% in the year-to-date period of 2014. Foreign currency translation increased rents and royalties revenues by approximately 0.2% and 0.5% in each respective period.
Franchise Fees. Franchise fees increased $6.5 million in the third quarter of 2014 compared to the third quarter of 2013, and in the year-to-date period of 2014, franchise fees increased $25.5 million compared to the year-to-date period of 2013. The increase in both periods was driven primarily by an increase in restaurant development, as well as an increase in renovations in Canada.
Total Costs and Expenses
Cost of Sales
In both the third quarter and year-to-date period of 2014, the growth in cost of sales compared to the respective 2013 periods was driven primarily by growth in distribution cost of sales, partially offset by a decrease in VIEs’ cost of sales.
Distribution cost of sales. Distribution cost of sales was $457.8 million in the third quarter of 2014, compared to $411.3 million in the third quarter of 2013. The increase of $46.5 million, or 11.3%, was primarily driven by systemwide sales growth, which contributed approximately 6.0% of the increase. The remaining increase was substantially all driven by increased cost of sales due to product mix. Foreign currency translation increased distribution cost of sales by approximately 0.3%.
In the year-to-date period of 2014, distribution cost of sales was $1,290.2 million compared to $1,185.9 million in the year-to-date period of 2013. Similar to the quarter, the increase of $104.3 million, or 8.8%, was driven primarily by systemwide sales growth, which contributed approximately 5.6% of the increase, while product mix drove substantially all of the remaining increase. Foreign currency translation increased distribution cost of sales by approximately 0.6%.
Our distribution costs are subject to changes related to the underlying costs of key commodities, such as coffee, wheat, edible oils, sugar, and other product costs (see Revenues—Sales—Distribution Sales above for further information).
Variable interest entities’ cost of sales. VIEs’ cost of sales was $80.9 million in the third quarter of 2014, a decrease of $3.5 million, or 4.1%, compared to the third quarter of 2013. The decrease was primarily due to the decrease in average number of VIEs, partially offset by higher sales at consolidated restaurants and foreign currency translation, which increased VIEs’ cost of sales by approximately 1.5%.
In the year-to-date period of 2014, VIEs’ cost of sales was $236.3 million, a decrease of $10.3 million, or 4.2%, compared to the year-to-date period of 2013, driven primarily by the decrease in the average number of VIEs, partially offset by foreign currency translation, which increased VIEs’ cost of sales by approximately 3.2%.
Operating Expenses
Total operating expenses increased $8.0 million, or 10.2% in the third quarter of 2014 compared to the third quarter of 2013. Rent expense increased by $4.2 million year-over-year, primarily due to additional properties that were leased and then subleased to restaurant owners, while property-related depreciation expense increased by $3.3 million, due to both an increase in the number of properties either owned or leased, and then subleased to restaurant owners, and renovations to existing restaurants. Foreign currency translation increased operating expenses by approximately 0.4%.
In the year-to-date period of 2014, operating expenses increased $20.9 million, or 9.1%, compared to the year-to-date period of 2013. Similar to the quarter, the increase was primarily due to increased rent expense of $10.7 million and depreciation expense of $10.3 million. Foreign currency translation increased operating expenses by approximately 0.8%.
Franchise Fee Costs
Franchise fee costs increased $5.7 million in the third quarter of 2014 compared to the third quarter of 2013, due primarily to increased restaurant development, higher costs to support restaurant development initiatives, and an increase in renovations in Canada. In the year-to-date period of 2014, franchise fee costs increased $22.4 million compared to the year-to-date period of 2013, due primarily to an increase in restaurant development and renovations in Canada.

General and Administrative Expenses
General and administrative expenses increased 7.5% in the third quarter of 2014 compared to the third quarter of 2013, due primarily to increased salaries and benefits as a result of increased performance-related accruals and fewer vacancies in the organization, as well as expenses related to our 50th anniversary restaurant owner convention and professional fees related to strategic initiatives unrelated to the Transaction. We expect convention costs to be primarily offset by lower franchisee meeting expenses in the fourth quarter of 2014. In the third quarter of 2014, we recognized breakage income related to our Tim Card obligation for dormant card balances determined based on long periods of inactivity, partially offset by Tim Card program costs. The recognition of breakage income, as well as lower Cold Stone Creamery promotional expenses, partially offset the increases noted above. Foreign currency translation increased general and administrative expenses by approximately 0.7%.
In the year-to-date period of 2014, general and administrative expenses increased 4.9% compared to the year-to-date period of 2013. Similar to the quarter, this was driven by increased salaries and benefits resulting primarily from fewer vacancies in the organization, increased performance-related accruals, and higher stock-based compensation expense, as well as expenses related to our 50th anniversary convention and professional fees related to strategic initiatives. Partially offsetting these factors was the recognition of Tim Card breakage income, as noted above, and lower promotional expenses, related primarily to Cold Stone Creamery in Canada. Foreign currency translation increased general and administrative expenses by approximately 1.1%.
Transaction Costs
As a result of the Transaction, the Company has recognized transaction costs of $27.3 million in the year-to-date period ending September 28, 2014 comprised primarily of financial and legal professional fees and, prior to, and on the completion of the Transaction, expects to recognize, total Transaction costs of approximately $80.0 to $90.0 million, comprised primarily of financial and legal professional fees. The proposed Transaction is expected to close in late 2014 or early 2015. Please refer to Item 1. Financial Statements—Note 15 Proposed Transaction with Burger King for more information.
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
Other Expense (Income), net
Other expense recognized in the third quarter of 2014 and in the year-to-date period of 2014 is primarily related to the launch of our Double Double Credit Card, which occurred in July 2014. We continue to expect the launch of the Double Double Credit Card to be cost-neutral over fiscal 2014. In comparison, other income recognized in the year-to-date period of 2013 was primarily due to the gain on a corporate property sale, as well as favourable foreign exchange.
Interest Expense
The increase in interest expense in both the third quarter of 2014 and year-to-date period of 2014, compared to the respective 2013 periods, was primarily due to the increase in our long-term debt (see Liquidity and Capital Resources for further information).
Income Taxes
The increase in the effective income tax rate for the 2014 quarter-to-date and year-to-date periods as compared to the respective 2013 periods is primarily due to Transaction-related costs, and to a lesser degree an increase in costs in 2014 related to our new long-term debt, for both of which a full tax benefit cannot be recognized.
A Notice of Appeal to the Tax Court of Canada was filed in July 2012 in respect of a dispute with the CRA related to the deductibility of approximately $10.0 million of interest expense for the 2002 taxation year. The court date for this matter has been adjourned from the second half of 2014 to the first half of 2015. The Company continues to believe it will ultimately prevail in sustaining the tax benefit of the interest deduction, and, accordingly, has not made a provision for this matter.
There have been no other significant developments related to the Canada Revenue Agency matters discussed in our Annual Report.

Liquidity and Capital Resources
The following reflects the Company’s current liquidity and capital resources, and does not reflect any considerations related to the proposed Transaction with Burger King. Please refer to Item 1. Financial Statements—Note 15 Proposed Transaction with Burger King for more information.
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
When evaluating our leverage position, we look at metrics that consider the impact of long-term operating and capital leases as well as other long-term debt obligations. We believe this provides a more meaningful measure of our leverage position given our significant investments in real estate. As at September 28, 2014, we had approximately $1.4 billion in long-term debt and capital leases (excluding current portion) on our balance sheet, excluding Ad Fund debt related to the Expanded Menu Board Program.
Credit Facilities
We have a $250.0 million unsecured senior revolving facility credit agreement (the “Revolving Bank Facility”), which we may use for general corporate purposes, including potential acquisitions and other business purposes. The Revolving Bank Facility includes a $25.0 million overdraft availability and a $25.0 million letter of credit facility. At September 28, 2014, we had utilized $5.9 million of the Revolving Bank Facility to support standby letters of credit. The Revolving Bank Facility requires the maintenance of two financial ratios: a consolidated maximum total debt coverage ratio, and a minimum fixed charge coverage ratio. We were in compliance with these covenants as at September 28, 2014.
Common Shares
On February 19, 2014, we obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2014 Program”), authorizing the repurchase of $440.0 million in common shares, not to exceed the regulatory maximum of 13,726,219 shares, representing 10% of our public float as defined under the TSX Company Manual. The 2014 Program commenced February 28, 2014 and was due to terminate on February 27, 2015, or earlier if the $440.0 million or 10% share maximum was reached, or upon the occurrence of certain other termination events. Following the announcement on August 24, 2014 that the Company was in discussions with Burger King regarding a potential strategic Transaction, the 2014 Program was terminated. In total, we repurchased 5.6 million common shares pursuant to the 2014 Program, which have subsequently been cancelled.

Our outstanding share capital is comprised solely of common shares. An unlimited number of common shares, without par value, is authorized, and as at September 28, 2014, we had 132,576,171 common shares outstanding, and outstanding stock options with tandem stock appreciation rights held by current and former officers and employees to acquire 1,604,848 of our common shares pursuant to our 2006 Stock Incentive Plan and 2012 Stock Incentive Plan, of which 706,848 were exercisable.
Comparative Cash Flows
Operating Activities. Net cash provided from operating activities in the year-to-date period of 2014 was $447.6 million compared to $438.2 million in the year-to-date period of 2013, an increase of $9.5 million in the year-to-date period of 2014 compared to the year-to-date period of 2013, primarily due to strong earnings, as there were offsetting changes within operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $133.2 million in the year-to-date period of 2014 compared to $135.6 million in the year-to-date period of 2013, a decrease of $2.3 million. Decreases in capital expenditures of the Ad Fund, as the Expanded Menu Board Program nears completion, and increases in other investing activities, were partially offset by increased capital expenditures at existing restaurants, due to both an increase in the number of renovations year-over-year and timing of renovations completed in the fourth quarter of 2013, and new restaurant development. Below is a summary of our capital expenditures:

	Year-to-date periods ended
	September 28, 2014	September 29, 2013
	(in millions)
Capital expenditures(1)
New restaurants	$53.5	$59.7
Existing restaurants(2)	73.1	59.3
Other capital expenditures(3)	12.4	13.8
Total capital expenditures	$139.0	$132.7
________________
All numbers rounded.

(1)	Reflected on a cash basis, which can be impacted by the timing of payments compared to the actual date of acquisition.

(2)	The increase in capital expenditures related to existing restaurants was primarily driven by an increase in renovations completed in the fourth quarter of 2013, but paid in the first quarter of 2014.

(3)	Related primarily to our distribution facilities, and other corporate needs.
Capital expenditures for each of our reportable segments was as follows:

	Year-to-date periods ended
	September 28, 2014	September 29, 2013
	(in millions)
Canada	$111.6	$90.7
U.S.	18.1	32.1
Corporate Services	9.4	10.0
Total capital expenditures	$139.0	$132.7
Financing Activities. Financing activities used cash of $257.1 million in the year-to-date period of 2014 compared to using cash of $379.3 million in the year-to-date period of 2013, a decrease of $122.2 million. Net proceeds from the issuance of our Series 3 Notes were offset by an additional $296.2 million returned to shareholders in the form of common share repurchases and dividends paid in the year-to-date period of 2014 compared to the year-to-date period of 2013.
Off-Balance Sheet Arrangements
We did not have “off-balance sheet” arrangements as at September 28, 2014 or December 29, 2013.
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
ITEM 1A.     RISK FACTORS
In addition to the other information set forth in this Form 10-Q and the risk factors below, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report, as well as information in our other public filings, press releases, and in our Safe Harbor statement. Any of these “risk factors” could materially affect our business, financial condition or future results. The risks described in the 2013 Form 10-K, and the additional risk factors and information provided in this Form 10-Q may not describe every risk facing our Company. For a full description of the risks relating to the Transaction, please refer to the amended registration statement on Form S-4 filed with the SEC on November 3, 2014 by Partnership and Holdings. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risk Factors Relating to the Transaction
The Arrangement Agreement may be terminated in accordance with its terms and the Transaction may not be completed.
The Arrangement Agreement contains a number of conditions that must be fulfilled to complete the Transaction. Those conditions include, among other customary conditions, the approval of the arrangement resolution by Tim Hortons shareholders, the approval of the arrangement by the Ontario court, receipt of requisite regulatory approvals, absence of orders prohibiting consummation of the Transaction, effectiveness of the registration statement that has been filed by Holdings and Partnership to register the shares of Holdings common stock and Partnership exchangeable units that will be issued as consideration in the Transaction, approval of the Holdings common shares for listing on the NYSE and conditional approval for listing on the TSX and conditional approval of the Partnership exchangeable units for listing on the TSX. These conditions to the closing of the Transaction may not be fulfilled and, accordingly, the Transaction may not be completed. In addition, if the Transaction is not completed by March 31, 2015 (subject to extension to April 30, 2015, if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing, which conditions shall be capable of being satisfied) are conditions relating to regulatory approvals and the absence of any orders relating to regulatory approvals), either Tim Hortons or Burger King may choose to terminate the Arrangement Agreement. In addition, Tim Hortons or Burger King may elect to terminate the Arrangement Agreement in certain other circumstances, and the parties can mutually decide to terminate the Arrangement Agreement at any time prior to the closing, before or after the approval of Tim Hortons shareholders or Burger King’s stockholders, as applicable.

Failure to complete the Transaction could negatively impact our share price and our future business and financial results.
If the Transaction is not completed, the ongoing business of Tim Hortons may be adversely affected. Additionally, if the Transaction is not completed and the Arrangement Agreement is terminated, in certain circumstances, we may be required to pay to Burger King a termination fee of up to C$345 million. In addition, we may incur significant transaction expenses in connection with the Transaction regardless of whether the Transaction is completed. The foregoing risks, or other risks arising in connection with the failure of the Transaction, including the diversion of management attention from conducting the business of the Company and pursuing other opportunities during the pendency of the Transaction, may have a material adverse effect on our business, operations, financial results and share price. In addition, we could be subject to litigation related to any failure to consummate the Transaction or any related action that could be brought to enforce a party’s obligation under the Arrangement Agreement.
While the Transaction is pending, we are restricted from taking certain actions. In addition to affecting our business operations, this may also affect relationships with employees.
The Arrangement Agreement restricts us from taking specified actions until the Transaction occurs without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Transaction. In addition, employee retention may be challenging during the pendency of the Transaction, as certain employees may experience uncertainty about their future roles.
Our business relationships, including relationships with franchisees and customer relationships, may be subject to disruption due to uncertainty associated with the Transaction.
Parties with which we currently do business or may do business in the future, including franchisees, customers and suppliers, may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with us, Partnership or Holdings. As a result, our business relationships may be subject to disruptions if franchisees, customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Tim Hortons as a result of the Transaction. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of Holdings and Partnership following the closing. The effect of such disruptions could be exacerbated by a delay in the consummation of the Transaction or termination of the Arrangement Agreement.
We may be named in legal proceedings in connection with the Transaction, the outcomes of which are uncertain, and which could delay or prevent the completion of the Transaction.
We and our directors may be named as defendants in shareholder class actions challenging the proposed Transaction. Among other remedies, the plaintiffs in such actions, if they do arise, may seek to enjoin the Transaction. Such legal proceedings could delay or prevent the Transaction from becoming effective within the agreed upon timeframe.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (Cdn.)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the 2014 Program (Cdn) (3)
Monthly Period #7 (June 30, 2014 – August 3, 2014)	308,187	60.95	308,187	$120,346,565
Monthly Period #8 (August 4, 2014 – August 31, 2014)	241,700	65.91	241,700	—
Monthly Period #9 (September 1, 2014 – September 28, 2014)	—	—	—	—
Total	549,887	62.13	549,887	$—
________________

(1)	Based on settlement date.

(2)	Inclusive of commissions paid to the broker to repurchase the common shares.

(3)
On February 19, 2014, we obtained regulatory approval from the Toronto Stock Exchange (“TSX”) to commence a new share repurchase program (“2014 Program”), authorizing the repurchase of $440.0 million in common shares, not to exceed the regulatory maximum of 13,726,219 shares, representing 10% of our public float as defined under the TSX Company Manual. The 2014 Program commenced February 28, 2014 and was due to terminate on February 27, 2015, or earlier if the $440.0 million or 10% share maximum was reached, or upon the occurrence of certain other termination events. Following the announcement on August 24, 2014 that the Company was in discussions with Burger King Worldwide, Inc. regarding a potential strategic transaction, the 2014 Program was terminated. Common shares purchased pursuant to the 2014 Program have been cancelled.

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

TIM HORTONS INC. (Registrant)

Date:	November 6, 2014	/s/ CYNTHIA J. DEVINE
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